Form 10-K
period 2009-12-31
SPX CORP
filed 2010-02-26
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009, or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2009 was $2,268,347,523. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 22, 2010 was 49,816,120.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 6, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        We are a global, multi-industry manufacturer of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. A large portion of our revenues, approximately 55% in 2009, are driven by global infrastructure development. Our infrastructure-related products and services include wet and dry cooling systems, thermal service and repair work, heat exchangers and power transformers that we sell into the global power market. In addition, we provide pumps, metering systems and valves for the global oil and gas, chemical and petrochemical exploration, refinement and distribution markets. Our infrastructure-related products also include packaged cooling towers, boilers, heating and ventilation equipment and filters. We continue to focus on developing and acquiring products and services to serve global infrastructure development, as we believe that future investments in these end markets in both developing and developed economies around the world provide significant opportunities for growth.

        Our other two key global end markets are food and beverage and tools and diagnostics. During 2009, approximately 29% of our revenues were generated from serving these two end markets.

        Our acquisition of APV at the end of 2007 significantly increased our presence in the global food and beverage market. The products we provide to the food and beverage market include a variety of process equipment used to control flow and temperature during manufacturing, including pumps, heat exchangers, valves and mixers. We expect growth for the food and beverage market to continue throughout the globe, with the highest growth targeted for Asia Pacific and Latin America.

        Our primary offerings to the tools and diagnostics end market include electronic diagnostic systems, specialty service tools, service equipment and technical information services with a primary focus on the global transportation market. Our strategy includes partnering with manufacturers of automobiles, agricultural and construction equipment and recreational vehicles, among others, to provide solutions for maintaining and servicing these vehicles after sale, with a continued focus on global expansion. For 2009, we estimate that we generated over 40% of our tools and diagnostic revenue outside North America. With the expanding global population and demand for vehicles, we believe there are significant international opportunities in this market, particularly in China and India.

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

  •
  Increased globalization with a focus on developing economies and markets;

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

Segments

        Over the last few years, we have implemented a number of operating initiatives, including a focus on developing markets, new product development, continuous improvement driven by lean methodologies, supply chain management, information technology infrastructure improvement, and organizational and talent development. These initiatives have been implemented with the intent, among other things, of capturing synergies that exist within our businesses to ultimately drive revenue, profit margin and cash flow growth. We believe that our businesses are well positioned for long-term growth in these financial metrics based on our current continuous improvement initiatives, the potential within the current markets they serve and the potential for expansion into additional markets.

        We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Accounting Standards Codification ("Codification") to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expense. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $1,634.1, $1,998.7 and $1,070.0 in 2009, 2008 and 2007, respectively. APV, a global manufacturer of process equipment and engineering solutions primarily for the food and beverage market, had revenue of approximately $876.0 in 2007, which was not included in our results of operations for 2007, as we acquired APV on December 31, 2007. The Flow Technology segment designs, manufactures and markets products and solutions that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products. Our focus is on innovative, highly engineered new products and expansion from products to systems and services in order to create total customer solutions. Our primary products include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment. Our primary global end markets are food and beverage, oil and gas, power generation, chemical, mining, and general industrial. We sell to these end markets under the brand names of Waukesha Cherry-Burrell, Lightnin, Copes-Vulcan, M&J Valves, Bran & Luebbe, APV, APV Gaulin, APV Rannie, Pneumatic Products, Delair, Dollinger Filtration, Jemaco, Kemp, Vokes, Deltech and Hankinson, among others. Competitors in these fragmented markets include Alfa Laval AB, GEA Group AG, Fisher Controls International LLC, Hayward Filtration, Chemineer, Inc., EKATO Group, LEWA, Inc., Fristam Pumpen F. Stamp KG (GmbH & Co.) and Südmo North America, Inc.. Channels to market include stocking distributors, manufacturers' representatives and direct sales. Approximately 65% of the segment's 2009 revenues were outside the Americas. Historically, we managed this segment by business unit, however, in 2010, we are reorganizing the segment on a regional basis, with the regions being Americas, EMEA, and Asia Pacific. We expect this new structure will allow us to optimize our global footprint and take advantage of cross-product integration opportunities.

Test and Measurement

        Our Test and Measurement segment had revenues of $810.4, $1,100.3 and $1,079.8 in 2009, 2008 and 2007, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services and sophisticated testing and validation. Products for the segment include specialty diagnostic service tools, fare-collection systems and portable cable and pipe locators. Our specialty diagnostic service tool products include diagnostic systems and service equipment, as well as specialty tools. We sell specialty diagnostic service tools to the franchised vehicle dealers of original equipment manufacturers ("OEM"s), as well as aftermarket franchised and independent repair facilities, under the OTC, Actron, AutoXray, Tecnotest, Autoboss and Robinair brand names, among others. The major competitors to these product lines are Snap-on Incorporated and the Bosch Group. We are a primary global provider of diagnostic service tools for motor vehicle manufacturers' dealership networks such as those associated with General Motors, Ford, Chrysler Group LLC, BMW, Volkswagen, Renault, Nissan, Harley Davidson and John Deere. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships. The past 12 to 18 months have been quite challenging for the vehicle service market due to the economic stress on the global OEMs and the lack of demand within the global aftermarket. The changes that have occurred in the automotive industry are leading to increased global competition among OEMs. In response, we continue to optimize our global footprint by reducing our North American cost structure and integrating our overseas operations. We also have transitioned key internal resources to Europe and Asia Pacific to focus on our expansion in these regions. Over 40% of our total 2009 vehicle service solutions revenue related to sales outside North America. Over time, we expect the percentage to increase as we expand our relationships with OEMs globally. Specifically, we see significant opportunities in China and India as data suggests that the number of vehicles in these countries will increase greatly over the next decade. The segment also sells automated fare-collection systems to municipal bus and rail transit systems, as well as ride ticket vending systems, primarily within the North American market. Our portable cable and pipe locator line is composed of electronic testing, monitoring and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. The segment sells this product line globally to a wide customer base, including utility and construction companies, municipalities and telecommunication companies. The primary distribution channels for the Test and Measurement segment are direct to OEMs and OEM dealers, aftermarket tool and equipment providers and retailers.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,600.7, $1,690.1 and $1,560.5 in 2009, 2008 and 2007, respectively. This segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. Approximately two-thirds of the segment's 2009 revenues were from sales to the power generation market. The segment has a balanced presence geographically, with a strong presence in North America, Europe, China, and South Africa. The segment continues to seek opportunities to expand its product offerings from a geographic perspective. In December 2009, the segment's SPX Heat Transfer Inc. subsidiary acquired substantially all of the assets and certain liabilities of Yuba Heat Transfer, LLC ("Yuba"), a leading supplier of heat transfer technology to the U.S. power generation market. In addition, during 2009 we entered into a joint venture with Thermax Limited to market certain of our thermal components to India's rapidly growing power sector and selected regions in Southeast Asia. Thermax Limited is a leader in energy and environmental management, and is highly respected in the Indian market. The segment's products and services are sold under the brand names of Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being Evapco, Inc., GEA Group AG, Alstom SA, Siemens AG, Hamon & Cie, Baltimore Aircoil Company, and Thermal Engineering International. Our hydronic products include a complete line of gas and oil fired cast iron boilers for space heating in residential and commercial applications, as well as ancillary equipment. The segment's primary hydronic products competitors are Burnham Holdings, Inc. and Buderus. Our heating and ventilation product line includes i) baseboard, wall unit and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains and v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat and Leading Edge brand names, with the principal competitors being TPI Corporation, Ouellet, King Electric, Systemair MFG. LLC, Cadet Manufacturing Company and Dimplex North America Ltd. for heating products and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products. The segment's South African subsidiary has a Black Economic Empowerment minority interest shareholder, which holds a 25.1% interest. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $805.6, $1,048.5 and $831.9 in 2009, 2008 and 2007, respectively. Of the segment's 2009 revenue, approximately 47% was from the sale of power transformers into the U.S. transmission and distribution market. We are a leading provider of medium sized transformers (Megavolt-Amphere between 10 and 60 mega-watts) in the United States. Our transformers are sold under the Waukesha Electric brand name. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd (Kuhlman Electric Corporation) and GE-Prolec.

        Additionally, this segment includes operating units that design and manufacture industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio, cell phone and data antenna systems, communications and signal monitoring systems, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba, a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities for a purchase price of $129.2. Yuba had revenues of approximately $128.8 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition was not material to our results of operations.

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

        The following businesses, all of which have been sold by December 31, 2009, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Actual Closing Quarter of Sale
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007

        During the second quarter of 2009, we committed to a plan to divest P.S.D., Inc., a business within our Industrial Products and Services segment. In February 2010, we completed the sale of P.S.D., Inc. for total consideration of approximately $3.0.

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

International Operations

        We are a multinational corporation with operations in over 35 countries. Our export sales from the United States were $289.6 in 2009, $553.5 in 2008, $332.5 in 2007.

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

        We spent $58.7, $67.2 and $60.4 in 2009, 2008 and 2007, respectively, on research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own over 700 domestic patents and 200 foreign patents, including approximately 30 patents that were issued in 2009, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted to a significant extent. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

Outsourcing and Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes outsourcing some components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

        We are subject to potential increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years we have generally been able to offset increases in raw material costs across our segments mainly through effective price increases. Occasionally we are subject to long-term supplier contracts which may increase our exposure to pricing fluctuations.

        Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of necessary raw materials at competitive prices.

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are price, service, product performance and technical innovation. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Segments" above for a discussion of our competitors.

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2009, we had approximately 15,000 employees. Nine domestic collective bargaining agreements cover approximately 1,000 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        The general worldwide deterioration of economic conditions and tightening of credit markets which began in 2008 continue to affect many industries, including industries in which we or our customers operate. These conditions could negatively impact our businesses by adversely affecting, among other things, our:

  •
  Revenues;

  •
  Profits;

  •
  Margins;

  •
  Cash flows;

  •
  Suppliers' and distributors' ability to perform and the availability and costs of materials and subcontracted services;

  •
  Customers' orders;

  •
  Order cancellation activity or delays on existing orders;

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

Many of the industries in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.

        Many of the business areas in which we operate are subject to general economic cycles or industry events. Certain of our businesses are subject to specific industry cycles or events, including, but not limited to:

  •
  The oil and gas, chemical and petrochemical markets, which influence our Flow Technology segment;

  •
  The electric power and infrastructure markets and events, such as blackouts and brownouts, which influence our Thermal Equipment and Services and Industrial Products and Services segments; and

  •
  The correlation between demand for cooling systems and towers within our Thermal Equipment and Services segment and contract timing on large construction contracts, which could cause significant fluctuations in revenues and profits from period to period.

        Cyclical changes and specific market events could also affect sales of products in our other businesses. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See "MD&A — Segment Results of Operations." In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our interests and business effort.

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2009, approximately 53% of our revenues were generated outside the United States, and we expect that over 50% of our revenues will be generated outside the United States in 2010. We have placed a particular emphasis on expanding our presence in developing markets.

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

  •
  Local customers may have a preference for locally-produced products. For example, we continue to face significant competition from local suppliers in China;

  •
  Failure to comply with U.S. or other laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets;

  •
  Regulatory or political systems or barriers may make it difficult or impossible to enter and remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;

  •
  Domestic and foreign customs and tariffs may make it difficult or impossible for us to move our products or profits across borders in a cost-effective manner;

  •
  Transportation and shipping expenses add cost to our products. Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

  •
  Credit risk or financial condition of local customers and distributors;

  •
  Nationalization of private enterprises;

  •
  Government embargos or foreign trade restrictions such as anti-dumping duties. Also, the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, sold by us and exported to, or the loss of "normal trade relations" status with, countries in which we conduct business could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;

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

        Given the importance of our international sales and sourcing of manufacturing, the occurrence of any risk described above could have a material adverse effect on our financial position, results of operations or cash flows.

Currency conversion risk could have a material impact on our reported results of business operations.

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

A portion of our revenues is generated through long-term fixed-price contracts, which entail risks including cost overruns, inflation, delays and credit and other counterparty risks.

        A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly in our Thermal Equipment and Services segment. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.

        Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. In addition, contract delays may negatively impact these estimates and our revenues and earnings results for affected periods.

        To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects. Additionally, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2009, we had $1,279.0 in total indebtedness. On that same date, we had $411.0 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under our domestic revolving loan facility of $61.5 and to $127.5 reserved for outstanding letters of credit. In addition, we had $216.3 of available issuance capacity under our foreign trade facility after giving effect to $733.7 reserved for outstanding letters of credit. At December 31, 2009, our cash and equivalents balance was $522.9. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

  •
  Limit our ability to obtain, or obtain on favorable terms, additional debt financing for working capital, capital expenditures or acquisitions;

  •
  Limit our flexibility in reacting to competitive and other changes in the industry and economic conditions;

  •
  Limit our ability to pay dividends on our common stock;

  •
  Coupled with a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business, make it difficult to meet debt service requirements; and

  •
  Expose us to interest rate fluctuations to the extent existing borrowings are, and any new borrowings may be, at variable rates of interest, which could result in higher interest expense and interest payments in the event of increases in interest rates.

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

        Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and any other agreements contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully in the MD&A. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

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

        We face numerous claims, complaints and proceedings. Class actions, derivative lawsuits and contract, intellectual property, competitive, personal injury, product liability, workers' compensation, safety regulatory, and other claims have been filed against us and certain of our subsidiaries and some of these remain pending. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. We have increased our self-insurance limits over the past several years, which has increased our uninsured exposure.

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

        Officials in some of the jurisdictions in which we do business, including the United States, have proposed, or announced that they are reviewing, tax increases and other revenue raising laws and regulations. For example, over the last year, the United States government has proposed several initiatives that would have the effect of increasing U.S. tax rates for companies with unrepatriated foreign earnings. Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

The price and availability of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices and shortages of raw materials. In recent years, we have faced significant volatility in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. Occasionally we are subject to long-term supplier contracts which may increase our exposure to pricing fluctuations.

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

        We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization; (ii) streamlining redundant administrative overhead and support activities; and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are estimates that are inherently difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, anticipated benefits could be delayed, differ significantly from our estimates and the other information contained in this report, or not be realized.

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

        In areas where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages and union negotiations and other labor disputes. Current economic conditions could impact the ability of suppliers to access credit and, thus, impair their ability to provide us quality product in a timely manner, or at all.

Changes in key estimates and assumptions, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, that cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2009, these plans were underfunded by $594.0. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions could result in a change to our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

Dispositions or our failure to successfully complete dispositions could negatively affect us.

        Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See "Business", "MD&A — Results of Discontinued Operations", and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2009, approximately 0.881 shares of our common stock were issuable upon exercise of outstanding stock options by employees and non-employee directors and we had the ability to issue up to an additional 5.555 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 8.3 shares of common stock that may be issued in connection with acquisitions. Additional shares issued will have a dilutive effect on our earnings per share.

The loss of key personnel and any inability to attract and retain qualified employees could have a material adverse effect on our operations.

        We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in many locations, in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.

Cost reduction actions may affect our business.

        Cost reduction actions often result in charges against earnings. We expect to take charges against earnings in 2010 in connection with implementing additional cost reduction actions at certain of our businesses. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of restructuring actions, which in turn can have a material adverse effect on our financial position, results of operations or cash flows.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2009, we had goodwill and other intangible assets, net of $2,308.3. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

        The fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Significant changes in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give, and have given, rise to impairments in the period that the change becomes known.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

        At December 31, 2009, we had approximately 15,000 employees. Nine domestic collective bargaining agreements cover approximately 1,000 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

We could be affected by laws or regulations enacted in response to concerns regarding climate change.

        Changes in laws or regulations enacted in response to concerns over potential climate change could increase our costs or impact markets for our products. However, we cannot currently estimate the effects, if any, of changes in climate change-related laws or regulations on our business.

Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.

        We believe that the development and protection of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to continually develop and introduce high quality, technologically advanced and cost effective products on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage.

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

        We cannot assure you that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our shareholders consider favorable.

        Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders' ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a "business combination" with an "interested shareholder" (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

 ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties, as of December 31, 2009, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	9 states and 27 foreign countries	66	2.1	1.5
Test and Measurement	7 states and 5 foreign countries	28	0.6	1.0
Thermal Equipment and Services	10 states and 8 foreign countries	33	4.2	3.2
Industrial Products and Services	13 states and 5 foreign countries	28	1.3	0.6

Total		155	8.2	6.3

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, our Asia Pacific center in Shanghai, China, and various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

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

        See "Risk Factors," "MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities," and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

        Not applicable.

 ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2009 and 2008, together with dividend information.

	High	Low	Dividends per Share
2009
4th Quarter	$61.94	$52.78	$0.25
3rd Quarter	64.72	46.86	0.25
2nd Quarter	53.63	41.20	0.25
1st Quarter	52.67	38.75	0.25

	High	Low	Dividends per Share
2008
4th Quarter	$77.00	$26.32	$0.25
3rd Quarter	133.52	81.97	0.25
2nd Quarter	139.72	104.55	0.25
1st Quarter	114.04	92.03	0.25

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

        There were no repurchases of common stock during the three months ended December 31, 2009. The approximate number of shareholders of record of our common stock as of February 22, 2010 was 4,019.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2004 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$4,850.8	$5,837.6	$4,542.2	$3,925.6	$3,493.5
Operating income(2)(3)	170.3	472.1	408.4	300.1	246.0
Other expense, net(4)	(19.7)	(1.2)	(2.3)	(26.5)	(17.0)
Interest expense, net(5)	(84.6)	(105.1)	(71.1)	(50.2)	(163.9)
Equity earnings in joint ventures	29.4	45.5	39.9	40.8	23.5

Income from continuing operations before income taxes	95.4	411.3	374.9	264.2	88.6
Provision for income taxes(6)	(47.2)	(152.4)	(83.5)	(51.0)	(64.9)

Income from continuing operations	48.2	258.9	291.4	213.2	23.7
Income (loss) from discontinued operations, net of tax	(32.0)	13.9	4.7	(41.8)	1,066.3

Net income	16.2	272.8	296.1	171.4	1,090.0
Less: Net income (loss) attributable to noncontrolling interests	(15.5)	24.9	1.9	0.7	—

Net income attributable to SPX Corporation common shareholders	$31.7	$247.9	$294.2	$170.7	$1,090.0

Basic income per share of common stock:
Income from continuing operations	$0.94	$4.71	$5.25	$3.64	$0.33
Income (loss) from discontinued operations	(0.30)	(0.08)	0.06	(0.73)	14.92

Net income per share	$0.64	$4.63	$5.31	$2.91	$15.25

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.93	$4.64	$5.16	$3.57	$0.33
Income (loss) from discontinued operations	(0.29)	(0.08)	0.05	(0.72)	14.74

Net income per share	$0.64	$4.56	$5.21	$2.85	$15.07

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$5,724.4	$6,138.1	$6,237.4	$5,437.1	$5,306.4
Total debt	1,279.0	1,344.7	1,567.8	962.5	780.7
Other long-term obligations	1,055.0	912.9	813.3	831.5	986.4
SPX shareholders' equity	1,890.8	2,010.8	2,006.0	2,109.4	2,111.2
Noncontrolling interests	10.7	34.0	10.4	3.5	1.9
Capital expenditures	92.8	116.4	82.6	49.1	37.8
Depreciation and amortization	105.9	104.5	73.4	67.6	61.6

(1)
On December 31, 2007, we completed the acquisition of APV within our Flow Technology segment. Revenues for APV in 2007, 2006, and 2005, which are not included above, totaled approximately $876.0, $753.0, and $653.0, respectively.

(2)
During 2009, operating income was reduced by $9.5 related to the settlement of two product liability matters.

During 2007, an internal audit of an operation in Japan uncovered employee misconduct and improper accounting entries. Correction of these matters resulted in a charge of $7.4 during 2007, with a reduction of $2.3 to revenues, $4.5 recorded to cost of products sold and $0.6 recorded to selling, general and administrative expense. See Note 1 to our consolidated financial statements for further information.

During 2007, we recorded charges related to the settlement of a legacy product liability matter within our Industrial Products and Services segment of $8.5. We also recorded a benefit of $5.0 during 2007 within our Thermal Equipment and Services segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

(3)
In 2009, 2008, 2007, 2006 and 2005, we incurred net special charges of $73.1, $17.2, $5.2, $3.8 and $7.4, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. In 2005, these charges were net of a credit of $7.9 relating to a gain on the sale of land in Milpitas, CA, resulting in the finalization of a previously initiated restructuring action. See Note 6 to our consolidated financial statements for further details.

  In 2009, we recorded a charge of $187.7 related to the impairment of goodwill and $1.0 related to the impairment of other intangible assets for our Service Solutions reporting unit. Additionally, we recorded a charge of $6.1 related to the impairment of trademarks at one of our Thermal Equipment and Services businesses.

  In 2008, we recorded $123.0 of charges related to the impairment of goodwill $(114.1) and other intangible assets $(8.9) for our Weil McLain subsidiary.

  In 2007, we recorded charges of $5.0 within corporate expense related to legacy legal matters.

  In 2007, we recorded an impairment charge of $4.0 associated with other intangible assets held by a business within our Thermal Equipment and Services segment.

  See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with goodwill and intangible assets.

(4)
In 2008, we recorded a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition. In 2006, we recorded a charge of $20.0 relating to the settlement of a lawsuit with VSI Holdings, Inc.

(5)
Interest expense, net included losses on early extinguishment of debt of $3.3 in 2007 and $113.6 in 2005.

(6)
During 2009, we recorded income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded income tax benefits of $7.9 during 2009 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions. Lastly, the tax benefit associated with the aggregate impairment charges of $194.8 noted above was only $25.6.

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

Executive Overview

        Unlike 2008, when our annual financial performance was among the best in the history of the company, our 2009 financial performance was severely challenged by the global economic recession. Specifically, revenues for 2009 were down 16.9%, with three of our four segments experiencing a double-digit decline in organic revenue. The decrease in revenue resulted in a significant reduction in operating income during 2009; an overall decrease of $301.8, or 63.9%. Operating income for 2009 also was negatively impacted by incremental impairment charges for goodwill and other intangible assets, primarily associated with an impairment charge of $187.7 related to the goodwill at our Service Solutions reporting unit, and incremental special charges of $55.9, with the majority of such charges related to the integration efforts at APV and initiatives to reduce our global cost structure in response to the recent decline in revenues. Despite the decline in revenues and operating income, cash flows from continuing operations increased by $54.6, or 13.4%, during 2009 as we converted the strong operating earnings from the fourth quarter of 2008 into cash in 2009 and were able to make other reductions in working capital.

        We believe there have been some recent indications of a global economic recovery. However, we remain cautious with regard to our 2010 financial performance, as many of our businesses are mid-to-late-cycle in nature and, thus, we believe that our recovery will lag the broader economy. Although our 2009 performance was disappointing and we are not expecting an improvement in our financial performance during 2010, particularly during the first half of the year, we continued to effect our overall strategy that we believe positions us for long-term success.

        Other matters of note, including significant items that impacted our 2009 financial performance, are as follows:

  Significant Items that Impacted 2009 Financial Results

        Acquisitions — In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba, a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $129.2.

  Dispositions and Discontinued Operations:

  •
  In Q1 2009, we sold our Dezurik business unit for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009.

  •
  In October 2009, we sold our Filtran business unit for total consideration of $15.0, including $10.0 in cash.

  •
  During the second quarter of 2009, we committed to a plan to divest P.S.D., Inc., a business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 in 2009 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. In February 2010, we completed the sale of P.S.D., Inc. for total consideration of approximately $3.0.

        Common Stock Repurchases — During 2009, we repurchased 2.625 shares of our common stock, pursuant to a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, for total cash consideration of $113.2.

        Income Taxes — During 2009, we recorded an income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded tax benefits of $18.0 during 2009 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions, with $7.9 attributable to continuing operations and the remainder with discontinued operations.

  Other Items of Note

  Globalization:

  •
  Over 50% of our 2009 revenues were generated outside North America, compared to only 30% in 2004.

  •
  In developing regions, our revenues have grown from $425.0 in 2004 to $1,045.0 in 2009.

  •
  In South Africa, we are working on two long-term projects (Kusile and Medupi) that generated revenues of approximately $93.0 in 2009 and represent approximately $805.0 of our backlog as of December 31, 2009.

  •
  In 2009, we entered into a new strategic joint venture with Thermax Limited to market certain of our thermal components to India's rapidly growing power sector and selected regions in Southeast Asia.

  Continued Migration to Regional Support Centers:

  •
  In 2007, we opened our Asia Pacific center in Shanghai, China. The center is the focal point for global research and development, training, customer service, and financial support services to our businesses in Asia Pacific.

  •
  Our next stage of development in China is a centralized manufacturing center.

  •
  In Europe, we are in the initial stages of centralizing key financial and human resource services in Manchester, United Kingdom.

  Liquidity:

  •
  Inclusive of cash on hand and committed credit lines, our available liquidity was approaching $1,000.0 at December 31, 2009.

  •
  Scheduled debt payments for 2010 under our senior credit facilities and senior notes are $75.0.

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

        The following table provides selected financial information for the years ended December 31, 2009, 2008 and 2007, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline), as defined herein:

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Revenues	$4,850.8	$5,837.6	$4,542.2	(16.9)	28.5
Gross profit	1,421.0	1,768.3	1,319.9	(19.6)	34.0
% of revenues	29.3%	30.3%	29.1%
Selling, general and administrative expense	961.3	1,130.3	884.5	(15.0)	27.8
% of revenues	19.8%	19.4%	19.5%
Intangible amortization	21.5	25.7	17.8	(16.3)	44.4
Impairment of goodwill and other intangible assets	194.8	123.0	4.0	*	*
Special charges, net	73.1	17.2	5.2	*	*
Other expense, net	(19.7)	(1.2)	(2.3)	1,541.7	(47.8)
Interest expense, net	(84.6)	(105.1)	(67.8)	(19.5)	55.0
Loss on early extinguishment of debt	—	—	(3.3)	—	—
Equity earnings in joint ventures	29.4	45.5	39.9	(35.4)	14.0
Income from continuing operations before income taxes	95.4	411.3	374.9	(76.8)	9.7
Income tax provision	(47.2)	(152.4)	(83.5)	(69.0)	82.5
Income from continuing operations	48.2	258.9	291.4	(81.4)	(11.2)
Components of consolidated revenue growth:
Organic growth (decline)				(14.5)	6.6
Foreign currency				(2.6)	1.5
Acquisitions, net				0.2	20.4

Net revenue growth (decline)				(16.9)	28.5

*
Not meaningful for comparison purposes.

        Revenues — For 2009, the decrease in revenues was the result of organic revenue declines and a stronger U.S. dollar against most foreign currencies (e.g., the Euro and British Pound) in 2009 when compared to 2008. The decline in organic revenue was directly attributable to the substantial changes in the global economic environment, which have significantly impacted many of the end markets in which we participate, with the most significant impact on our automotive, food and beverage, general industrial, power transformers, and solar power product lines.

        For 2008, the increase in revenues was driven primarily by the fourth quarter 2007 acquisition of APV by our Flow Technology segment and the acquisitions of a division of Johnson Controls ("JCD") and Matra-Werke GmbH ("Matra") by our Test and Measurement segment during the third and fourth quarters of 2007, respectively. Additionally, we experienced strong demand for 1) power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems within our Industrial Products and Services segment, 2) products sold in the power, oil and gas, and food and beverage markets serviced by businesses within our Flow Technology segment, and 3) cooling systems and products and thermal services and equipment within our Thermal Equipment and Services segment. Revenues for 2008 also benefited from the favorable impact of foreign currencies (i.e., relative weakening during the first half of 2008 of the U.S. dollar against many foreign currencies, primarily the Euro), partially offset by declines in organic revenue in our Test and Measurement segment due to the difficult conditions that existed within the domestic automotive market.

        Gross Profit — The decrease in gross profit for 2009 (compared to 2008) was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for 2009 was impacted negatively by:

  •
  Unfavorable project mix at the cooling systems and products and thermal services and equipment businesses within our Thermal Equipment and Services segment;

  •
  Lower absorption of fixed costs due to the declines in revenue;

  •
  A decrease in sales prices for power transformers due to the recent decline in demand; and

  •
  Charges of $9.5 related to the settlement of two product liability matters.

        The decline in gross profit as a percentage of revenues for 2009 (compared to 2008) was offset partially by an increase in gross profit at APV as a result of cost reductions associated with integration efforts and improved project execution. In addition, APV's gross profit for the first quarter of 2008 included an incremental charge of $7.5 for the excess fair value (over historical value) of inventory acquired in the APV transaction that was subsequently sold in the first quarter of 2008.

        The increase in gross profit in 2008 (compared to 2007) was due primarily to the revenue performance described above. The following items favorably impacted gross profit as a percentage of revenues in 2008 when compared to 2007:

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

        These increases in gross profit were offset partially by the incremental charge of $7.5 at APV mentioned above.

        Selling, General and Administrative ("SG&A") Expense — For 2009, the decrease in SG&A expense of $169.0 was due primarily to:

  •
  A decrease in variable (e.g., commissions and incentive compensation) and discretionary (e.g., travel, promotions, and professional fees) expenses as a result of a decline in revenues and profitability;

  •
  Cost reductions associated with integration efforts at APV and restructuring initiatives at a number of our businesses, including Service Solutions;

  •
  A lower amount of stock compensation expense attributable to a lower fair value for the 2009 stock compensation awards resulting from a decline in our share price; and

  •
  A stronger U.S. dollar against most foreign currencies in 2009 when compared to 2008, which resulted in a decrease in SG&A of approximately $30.0.

        For 2008, the increase in SG&A expense of $245.8 was due primarily to incremental costs associated with the acquisitions of APV, JCD and Matra, additional costs in support of organic revenue growth, the impact of foreign currency exchange rates, and increased corporate expense. The change in foreign currency exchange rates in comparison to the U.S. dollar resulted in an increase in SG&A during 2008 of approximately $11.0. The increase in corporate expense resulted primarily from the following:

  •
  Additional salaries and incentive compensation relating to headcount increases in support of certain key operating initiatives;

  •
  Higher professional fees associated with various income tax related projects; and

  •
  Costs associated with the settlement of a legacy legal matter.

        Intangible Amortization — For 2009, the decrease in intangible amortization, as compared to 2008, was due to the stronger U.S. dollar in 2009 and certain intangible assets becoming fully amortized in 2008. The increase in intangible amortization in 2008, as compared to 2007, was due primarily to the impact of amortization of intangibles associated with the acquisition of APV.

        Impairment of Goodwill and Other Intangible Assets — In connection with our annual 2009 impairment testing of goodwill and other indefinite-lived intangible assets, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. As a result of this determination, we recorded an impairment charge of $187.7 to reduce the goodwill of the reporting unit to its implied fair value. We also recorded an additional impairment charge of $1.0 relating to certain intangible assets at our Service Solutions reporting unit. Lastly, we recorded an impairment charge of $6.1 related to trademarks at one of our Thermal Equipment and Services businesses. See Note 8 to our consolidated financial statements for further discussion.

        In connection with our 2008 impairment testing of goodwill and other indefinite-lived intangibles, we determined that the fair value of our Weil McLain subsidiary was less than the carrying value of its net assets. As a result, we recorded $123.0 of charges related to the impairment of goodwill $(114.1) and other intangible assets $(8.9). See Note 8 to our consolidated financial statements for further discussion.

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2009, 2008 and 2007. The components of special charges, net, follow:

	2009	2008	2007
Employee termination costs	$48.0	$5.5	$2.8
Facility consolidation costs	5.6	2.5	0.3
Other cash costs	8.4	4.9	1.3
Non-cash asset write-downs	11.1	4.3	0.8

Total special charges, net	$73.1	$17.2	$5.2

        Other Expense, Net — For 2009, other expense, net, was composed primarily of foreign currency transaction losses of $13.3 and a net charge associated with the net decline in fair value of our foreign exchange ("FX") forward contracts and FX embedded derivatives of $7.7 (see Note 13 to our consolidated financial statements), partially offset by a $1.4 gain associated with the final settlement of a product line sale that occurred in 2006.

        For 2008, other expense, net, was composed primarily of a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition, partially offset by the impact of a net increase in the fair value of our foreign exchange forward contracts and FX embedded derivatives of $4.5 and foreign currency transaction gains of $1.2.

        For 2007, other expense, net, was composed primarily of foreign currency transaction losses of $8.9, partially offset by the impact of a net increase in the fair value of our foreign exchange forward contracts and FX embedded derivatives of $6.2 and $1.1 of life insurance death benefits that were received during 2007.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, for 2009 was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities. The increase in interest expense, net, during 2008 was the result of higher average debt balances. The average debt balances in 2008 were higher than 2007 primarily as a result of the issuance of the $500.0 of 7.625% senior unsecured notes in December 2007, the proceeds of which were used primarily to fund the APV acquisition.

        Loss on Early Extinguishment of Debt — During 2007, we incurred $3.3 of costs in connection with the termination of our then-existing senior credit facilities (see Note 12 to our consolidated financial statements), including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements.

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures are attributable primarily to our investment in EGS, as earnings from this investment totaled $28.0, $43.7, and $39.3 in 2009, 2008 and 2007, respectively. The decline in operational performance at our EGS joint venture was primarily attributable to the challenging global economic environment.

        Income Taxes — For 2009, we recorded an income tax provision of $47.2 on $95.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 49.5%. The effective tax rate for 2009 was negatively impacted by the impairment charges of $194.8 (see above), which generated an income tax benefit of only $25.6. The increase in the 2009 effective tax rate was offset partially by an income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded tax benefits of $7.9 during 2009 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions.

        For 2008, we recorded an income tax provision of $152.4 on $411.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 37.1%. The effective tax rate for 2008 was negatively impacted by the impairment charges of $123.0 (see above), which generated an income tax benefit of only $3.6. The increase in the 2008 effective tax rate was offset partially by a tax benefit of $25.6 that was recorded in connection with the finalization of the audits of our 2003 through 2005 federal income tax returns.

        For 2007, we recorded an income tax provision of $83.5 on $374.9 of pre-tax income from continuing operations, resulting in an effective rate of 22.3%. The 2007 effective tax rate was favorably impacted by several items. The primary sources of benefit were: a $16.8 benefit related to the settlement of the 1995 to 2002 Federal income tax returns; an $11.5 benefit related to the reduction in the statutory tax rates in Germany and the United Kingdom; a $3.5 benefit associated with settlement of certain income tax return matters in the United Kingdom; a $4.9 benefit for the reduction of taxes accrued in prior years; and a $3.7 reinvestment credit in China.

Results of Discontinued Operations

        For 2009, 2008 and 2007, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2009	2008	2007
Income (loss) from discontinued operations	$(53.0)	$24.7	$(20.6)
Income tax (provision) benefit	21.0	(10.8)	25.3

Income (loss) from discontinued operations, net	$(32.0)	$13.9	$4.7

        For 2009, 2008 and 2007, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2009	2008	2007
Revenues	$85.1	$306.4	$575.9
Pre-tax income (loss)	(4.0)	12.2	16.0

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

Business	Quarter Discontinued	Actual Closing Quarter of Sale
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007

        Filtran — Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business. The $23.0 charge was recorded to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2008 consolidated statement of operations as presented in our 2008 Form 10-K.

        As indicated in Note 3 to our consolidated financial statements, in December 2007, the Financial Accounting Standards Board ("FASB") issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance, which required retroactive application, on January 1, 2009. Accordingly, we reclassified, within our 2008 consolidated statement of operations, $16.5 of the 2008 impairment charge from "Gain (loss) on disposition of discontinued operations, net of tax" to "Net income (loss) attributable to noncontrolling interest". This reclassification had no impact on net income attributable to SPX common shareholders.

        In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0, including $10.0 in cash. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge noted above from "Net income (loss) attributable to noncontrolling interest" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition, based on the amount of consideration received, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax."

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $4.7 during 2008.

        LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during 2008. During 2009, we recorded a net charge of $5.1 in connection with an adjustment to certain liabilities that we retained and additional income tax expense related to the disposition.

        Air Filtration — Sold for cash consideration of $35.7, resulting in a loss, net of taxes, of $0.8 during 2008. During 2007, we recorded a net charge of $11.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        BD Austria — Sold for cash consideration of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a net gain of $17.2 during 2007.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a net loss of $2.3 during 2007.

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

        During the second quarter of 2009, we committed to a plan to divest P.S.D., Inc., a business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during 2009 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. In February 2010, we completed the sale of P.S.D., Inc. for total consideration of approximately $3.0. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as discontinued operations in our consolidated financial statements.

        During the third quarter of 2008, we reached an agreement with the Internal Revenue Service ("IRS") regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

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

        In addition to the businesses discussed above, we recognized a net gain of $11.8 during 2009 from businesses that were previously discontinued, resulting primarily from the reduction of liabilities for uncertain tax positions associated with statute expirations in certain tax jurisdictions. Along with the gains/(losses) recorded in 2008 relating to the Filtran, Dezurik, Scales, LDS and Air Filtration businesses, we recognized a net gain in 2008 of $0.5 resulting from adjustments to gains/(losses) on sales of businesses that were previously discontinued. Lastly, in addition to the gains/(losses) recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or if we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for some of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/(losses) on these and other previous divestitures may be materially adjusted in subsequent periods. Refer to Note 11 to our consolidated financial statements for the tax implications associated with our dispositions.

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

Flow Technology

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Revenues	$1,634.1	$1,998.7	$1,070.0	(18.2)	86.8
Segment income	210.9	243.4	175.4	(13.4)	38.8
% of revenues	12.9%	12.2%	16.4%
Components of segment revenue growth (decline):
Organic growth (decline)				(13.9)	8.0
Foreign currency				(4.3)	(0.1)
Acquisitions, net				—	78.9

Net segment revenue growth (decline)				(18.2)	86.8

        Revenues — For 2009, the decrease in revenues was due to the decline in organic revenue and a stronger U.S. dollar. Specifically, the challenging global economic environment has negatively impacted the food and beverage, general industrial, dehydration, mining, and oil and gas markets served by the segment, resulting in the decline in organic revenue.

        For 2008, the increase in revenues was due primarily to the fourth quarter 2007 acquisition of APV, which contributed $838.5 of revenues during 2008. Additionally, revenues were impacted favorably by organic revenue growth resulting from strong demand within the power, oil and gas, mining and food and beverage markets.

        Segment Income — For 2009, segment income decreased primarily as a result of the decline in organic revenues noted above. In addition, segment income for 2009 included a charge of $4.3 related to the settlement of a product liability matter. Despite the decline in organic revenues, segment margins for 2009 increased over the prior year as a result of the impact of cost reductions associated with the APV integration activities and various restructuring actions and favorable project mix within the segment's oil and gas product lines. In addition, segment income for 2008 included a charge of $7.5, representing the excess fair value (over historical cost) of inventory acquired in the APV transaction that was subsequently sold during the first quarter of 2008.

        For 2008, segment income was favorably impacted by organic revenue growth, as well as improved pricing and lean manufacturing initiatives. Segment margins were negatively impacted by lower operating margins at APV, which reduced segment margins by approximately 520 basis points during 2008, and included the $7.5 charge noted above.

Test and Measurement

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Revenues	$810.4	$1,100.3	$1,079.8	(26.3)	1.9
Segment income	51.4	108.8	118.3	(52.8)	(8.0)
% of revenues	6.3%	9.9%	11.0%
Components of segment revenue growth (decline):
Organic decline				(23.8)	(7.2)
Foreign currency				(3.1)	1.4
Acquisitions, net				0.6	7.7

Net segment revenue growth (decline)				(26.3)	1.9

        Revenues — For 2009, the decrease in revenues was due primarily to an organic revenue decline and the impact of the stronger U.S. dollar. The decline in organic revenues related primarily to the continued difficulties being experienced by global vehicle manufacturers and their dealer service networks as a result of the challenging economic environment.

        For 2008, the increase in revenues was due to the impact of the acquisitions of JCD in the third quarter of 2007 and Matra in the fourth quarter of 2007, which contributed $56.2 of incremental revenues to 2008, as well as the impact of foreign currency exchange rates. These increases were offset partially by a decline in organic revenues resulting from lower aftermarket, domestic OEM, and dealer equipment revenues associated with the difficult conditions within the domestic automotive market.

        Segment Income — For 2009, segment income and margin decreased compared to 2008 primarily as a result of a decline in organic revenues and lower absorption of fixed costs as a result of the revenue decline, partially offset by cost reductions associated with restructuring initiatives.

        For 2008, segment income and margin decreased primarily as a result of the organic revenue decline noted above associated with the difficult conditions within the domestic automotive market, lower absorption of fixed manufacturing costs resulting from the aforementioned decline in revenues, and investments in Asia Pacific. Segment income and margins for 2008 were impacted favorably by the acquisitions and foreign currency fluctuations noted above.

Thermal Equipment and Services

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Revenues	$1,600.7	$1,690.1	$1,560.5	(5.3)	8.3
Segment income	171.1	204.4	162.7	(16.3)	25.6
% of revenues	10.7%	12.1%	10.4%
Components of segment revenue growth (decline):
Organic growth (decline)				(4.1)	4.8
Foreign currency				(1.5)	3.5
Acquisitions, net				0.3	—

Net segment revenue growth (decline)				(5.3)	8.3

        Revenues — For 2009, the decrease in revenues was primarily due to a decline in organic revenues and a stronger U.S. dollar. The decline in organic revenues was due primarily to the impact of the global economic recession, which has resulted in delays of certain projects and a decrease in demand for the segment's heating and ventilation products.

        For 2008, the increase in revenues was due primarily to organic revenue growth associated with global demand for the segment's cooling systems and products and thermal services and equipment, as well as to the impact of foreign currencies.

        Segment Income — For 2009, segment income and margin decreased as a result of the decline in organic revenues noted above. In addition, segment margins for 2009 were impacted negatively by lower margin project mix at our cooling systems and products and thermal services and equipment businesses.

        For 2008, segment income and margin increased as a result of favorable project mix and improved operating performance across the segment's product lines. In addition, the foreign currency fluctuations noted above also favorably impacted segment income in 2008.

Industrial Products and Services

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Revenues	$805.6	$1,048.5	$831.9	(23.2)	26.0
Segment income	153.7	243.7	144.5	(36.9)	68.7
% of revenues	19.1%	23.2%	17.4%
Components of segment revenue growth (decline):
Organic growth (decline)				(22.7)	26.0
Foreign currency				(0.5)	—
Acquisitions, net				—	—

Net segment revenue growth (decline)				(23.2)	26.0

        Revenues — For 2009, the decrease in revenues was due primarily to a decline in organic revenues associated with lower demand for the majority of the segment's product lines, driven by the challenging economic environment, with the most significant impact to our power transformers, hydraulic tool, and solar power product lines.

        For 2008, the increase in revenues was due primarily to organic revenue growth driven by strong demand for power transformers, crystal growing machines for the solar power market, and television and radio broadcast antenna systems.

        Segment Income — For 2009, the decrease in segment income was due to the organic revenue decline described above, while the decline in segment margins resulted from lower absorption of fixed costs associated with the revenue decline and a reduction in sales prices for power transformers. In addition, segment income for 2009 included a charge of $5.2 related to the settlement of a product liability matter.

        For 2008, the increase in segment income and margin was due to the organic revenue growth described above and manufacturing efficiencies achieved from lean and supply chain initiatives.

Corporate Expense and Other Expense

	2009	2008	2007	2009 vs. 2008%	2008 vs. 2007%
Total consolidated revenues	$4,850.8	$5,837.6	$4,542.2	(16.9)	28.5
Corporate expense	83.8	107.7	100.3	(22.2)	7.4
% of revenues	1.7%	1.8%	2.2%
Stock-based compensation expense	27.6	41.5	39.5	(33.5)	5.1
Pension and postretirement expense	37.5	38.8	43.5	(3.4)	(10.8)

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For 2009, the decrease in corporate expense was due primarily to lower incentive compensation relating to a decline in company performance during 2009 (in comparison to 2008). In addition, 2008 included higher professional fees relating to various income tax related projects and costs relating to the settlement of a legacy legal matter. The increase in corporate expense during 2008 (compared to 2007) was due primarily to increased professional fees noted above and higher salaries and incentive compensation relating to the impact of headcount increases in support of certain key operating initiatives, including the expansion of our Asia Pacific center. Lastly, 2007 corporate expense included charges of $5.0 relating to legacy legal matters.

        Stock-based Compensation Expense — The decrease in stock-based compensation expense for 2009 compared to 2008 was due primarily to a decrease in the fair value of our 2009 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2009 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 15 to the consolidated financial statement for a discussion of our valuation technique), decreased approximately 55% compared to the weighted-average fair value of our 2008 awards.

        The increase in stock-based compensation for 2008 compared to 2007 was due primarily to an increase in the fair value of our 2008 restricted stock and restricted stock unit awards, partially offset by the reversal of previously recorded stock compensation associated with restricted stock awards that were forfeited during 2008. The weighted-average fair value of our 2008 stock-based compensation awards increased approximately 16% compared to the weighted-average fair value of our 2007 awards.

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for 2009 versus 2008 was due primarily to a charge of $7.1 that we recorded during 2008 in connection with lump-sum payments that were made in August 2008 to settle all remaining pension obligations of our non-qualified domestic pension plans to our former Chief Executive Officer. These decreases were offset partially by lower expected returns on plan assets in 2009 driven by lower plan asset values.

        The decrease in pension and postretirement expense for 2008 versus 2007 was due primarily to a reduction in the amortization of unrecognized losses. In addition, during 2008 we changed the amortization period for unrecognized losses under one of our qualified U.S. pension plans. Actuarial gains/(losses) for our pension plans generally are amortized over the approximate average service period of active employees expected to receive benefits under the plans. Based on a decrease in the number of active participants covered under one of our qualified U.S. pension plans, effective January 1, 2008, we began amortizing losses under the plan over the average remaining life expectancy of inactive participants receiving benefits under the plan. The effect of this change to the amortization period decreased net periodic pension expense by approximately $2.4 in 2008. The decreases in pension expense were offset partially by the settlement charge of $7.1 mentioned above.

 Outlook

        The following table highlights our backlog as of December 31, 2009 and 2008, and the revenue expectations for our segments during 2010 based on information available at the time of this report.

Segment	Comments
Flow Technology	We are projecting 2010 revenues to be relatively flat compared to 2009, with modest growth from acquisitions and foreign currencies to be offset by organic declines in our end markets. We expect declines in the oil and gas and mining markets to more than offset the modest growth we expect in the filtration and general industrial markets. We expect that the food and beverage market will be relatively stable in 2010. The segment had backlog of $578.9 and $645.6 as of December 31, 2009 and 2008, respectively. We expect to convert approximately 70% of the segment's year-end 2009 backlog to revenue in 2010.
Test and Measurement
We are projecting a mid single digit increase in 2010 revenue driven primarily by organic growth, as we are expecting a recovery in our aftermarket business and, in the second half of 2010, we expect OEM programs to increase modestly in advance of the 2011 model year introductions. Backlog for the segment is not material, as the related businesses are primarily short-cycle in nature.
Thermal Equipment and Services
We are projecting revenues to increase by mid single digits. Revenue in South Africa, as a result of the Kusile and Medupi projects, and in China is expected to increase during 2010. Additionally, revenues in 2010 are expected to increase as a result of the acquisition of assets from Yuba in December of 2009. However, we project these increases will be partially offset by declines in the United States and Europe as the uncertain regulatory environment continues to impact the timing of order placement. We had backlog of $1,973.4 and $2,083.6 as of December 31, 2009 and 2008, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2014. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period. We expect to convert approximately 45% of the segment's year-end 2009 backlog to revenue in 2010.
Industrial Products and Services
We are projecting a decline in revenue of over 10% driven primarily by volume and price declines in our power transformer business, partially offset by organic growth for the early-cycle businesses within the segment. Backlog for the segment totaled $393.3 and $541.7 as of December 31, 2009 and 2008, respectively. We expect to convert approximately 80% of the segment's year-end 2009 backlog to revenue in 2010.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, and the net change in cash and equivalents for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Continuing operations:
Cash flows from operating activities	$461.6	$407.0	$405.9
Cash flows used in investing activities	(212.2)	(144.1)	(646.5)
Cash flows used in financing activities	(239.4)	(312.6)	(61.9)
Cash flows from discontinued operations	33.7	129.0	166.6
Increase in cash and equivalents due to changes in foreign currency exchange rates	3.3	42.5	12.8

Net change in cash and equivalents	$47.0	$121.8	$(123.1)

2009 Compared to 2008

        Operating Activities — The increase in cash flows from operating activities during 2009 as compared to 2008 was due primarily to the following:

  •
  An decrease in net income tax payments of $60.0 in 2009;

  •
  Pension and other payments of $39.8 that were made in August 2008 to our former Chief Executive Officer; and

  •
  Other reductions in working capital during 2009.

        These increases in operating cash flows were offset partially by lower operating earnings in 2009 and cash outflows in 2009 associated with the integration of APV and our various restructuring actions.

        Investing Activities — The increase in cash used in investing activities during 2009 as compared to 2008 was due to an increase in cash used for business acquisitions ($131.4 in 2009 compared to $15.0 in 2008), with $129.2 related to the December 2009 acquisition of assets from Yuba. This increase in cash used in investing activities was offset partially by the following:

  •
  A decrease in capital expenditures of $23.6 (2009 — $92.8 and 2008 — $116.4); and

  •
  A decrease in restricted cash of $8.4 in 2009, compared to an increase in 2008 of $14.0.

        Financing Activities — The decrease in cash flows used in financing activities during 2009 as compared to 2008 was due primarily to net repayments on our various debt facilities of $74.1 during 2009, compared to $223.3 during 2008, partially offset by cash receipts from the exercise of stock options and other of only $1.2 in 2009, compared to $81.5 in 2008.

        Discontinued Operations — Cash flows from discontinued operations in 2009 were comprised primarily of cash proceeds received on the sale of the Dezurik and Filtran of $28.8 and an income tax refund of $17.4 received in 2009 that related to the disposition of the Air Filtration business, partially offset by operating cash outflows associated with discontinued operations. Cash flows from discontinued operations during 2008 were composed primarily of cash proceeds from the sale of Air Filtration, LDS and Scales of $135.0, partially offset by operating cash outflows associated with discontinued operations.

2008 Compared to 2007:

        Operating Activities — The increase in cash flows from operating activities during 2008 primarily was the result of the increase in operating earnings during 2008, partially offset by the following:

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

  •
  Net repayments on our other debt facilities of $223.3 in 2008, compared to borrowings of $93.0 in 2007; and

  •
  A decrease in proceeds from the exercise of stock options and other ($81.5 in 2008 compared to $133.0 in 2007).

        The above increases were offset partially by a decrease in repurchases of our common stock ($115.2 in 2008 versus $715.9 in 2007).

        Discontinued Operations — The decrease in cash flows from discontinued operations during 2008 as compared to 2007 was due primarily to an income tax refund of $45.4 received in 2007 associated with capital losses generated from the sale of discontinued operations. Cash flows from discontinued operations included cash proceeds from business dispositions of $135.0 and $129.2 in 2008 and 2007, respectively.

Borrowings

        The following summarizes our outstanding debt as of, and debt activity for the year ended, December 31, 2009. See Note 12 to our consolidated financial statements for the details regarding our 2009 debt activity.

	December 31, 2008	Borrowings	Repayments	Other(3)	December 31, 2009
Term loan	$675.0	$—	$(75.0)	$—	$600.0
Domestic revolving loan facility	65.0	424.5	(428.0)	—	61.5
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(1)	—	138.0	(116.0)	—	22.0
Other indebtedness(2)	55.2	—	(17.6)	8.4	46.0

Total debt	1,344.7	$562.5	$(636.6)	$8.4	1,279.0

Less: short-term debt	112.9				74.4
Less: current maturities of long-term debt	76.4				76.0

Total long-term debt	$1,155.4				$1,128.6

(1)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)
Includes aggregate balances under extended accounts payable programs, a travel card program and a purchase card program of $31.5 and $47.9 at December 31, 2009 and 2008, respectively.

(3)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        On September 21, 2007, we entered into senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated. These senior credit facilities provided for committed senior secured financing of $2,300.0, consisting of the following:

  •
  A term loan facility in an aggregate principal amount of $750.0 (balance of $600.0 at December 31, 2009) with a final maturity of September 2012;

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

        The weighted-average interest rate of our outstanding borrowings, including the impact of our interest rate protection agreements ("Swaps"), under the senior credit facilities was 4.48% at December 31, 2009.

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

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied first to prepay the term loan and then to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

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

        At December 31, 2009, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long-term.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV (see Note 4 to our consolidated financial statements for further information). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. At December 31, 2009, we were in compliance with all covenant provisions of these senior notes.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. At December 31, 2009, $21.3 of these notes were outstanding. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. At December 31, 2009, $28.2 of these notes were outstanding. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities.

Other Borrowings and Financing Activities

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2009, there were no amounts outstanding under these arrangements. As of December 31, 2008, the participating businesses had $7.3 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program and travel card program allowing for payment beyond normal payment terms. As of December 31, 2009 and 2008, the participating businesses had $31.5 and $40.6, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. As of December 31, 2009, we had $22.0 outstanding under this financing agreement, while there were no amounts outstanding at December 31, 2008.

Availability

        At December 31, 2009, we had $411.0 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $61.5 and to $127.5 reserved for outstanding letters of credit. In addition, at December 31, 2009, we had $216.3 of available issuance capacity under our foreign credit instrument facility after giving effect to $733.7 reserved for outstanding letters of credit. Lastly, at December 31, 2009, we had $10.8 of available borrowing capacity under our trade receivables financing agreement.

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

        Recent distress in the financial markets has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during 2009 and do not currently expect a significant impact in the foreseeable future. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $522.9 at December 31, 2009, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

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

        Our Swaps, foreign currency protection agreements ("FX forward contracts"), currency forward embedded derivatives ("FX embedded derivatives"), and forward contracts that manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts") are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risk. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

        As of December 31, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties' credit risk.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

        Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts and FX embedded derivatives	$—	$0.6	$—
Noncurrent assets — FX embedded derivatives	—	8.9	—
Current liabilities — FX forward contracts and commodity contracts	—	10.1	—
Long-term liabilities — Swaps	—	42.0	—

Interest Rate Swaps

        We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of December 31, 2009, the aggregate notional amount of the Swaps was $480.0.

        In connection with the termination of our previously held swaps, on September 21, 2007, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive income (loss) ("AOCI") to "Loss on early extinguishment of debt."

        The unrealized loss, net of taxes, recorded in AOCI was $16.8 and $25.8, as of December 31, 2009 and 2008, respectively. In addition, as of December 31, 2009 and 2008, we recorded a long-term liability of $28.0 and $42.0, respectively, to recognize the fair value of our Swaps.

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

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $100.2 and $129.8 outstanding as of December 31, 2009 and 2008, respectively, with scheduled maturities of $71.8 and $28.4 in 2010 and 2011, respectively. The unrealized loss, net of taxes, recorded in AOCI was $3.1 and $1.3 related to FX embedded derivatives and FX forward contracts, respectively,as of December 31, 2009. The net gain (loss) recorded in "Other income (expense), net" from the change in the fair value of FX forward contracts and embedded derivatives totaled ($7.7) for 2009, $4.5 for 2008 and $6.2 for 2007, respectively.

        The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2009				December 31, 2008
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities
FX forward contracts	$0.2	$—	$1.4	$—	$0.5	$—	$2.9
FX embedded derivatives	0.2	0.9	0.3	10.1	0.1	8.9	—

Commodity Contracts

        From time to time, we enter into commodity contracts. We designate and account for these contracts as cash flow hedges. At December 31, 2009, the outstanding notional amount of commodity contracts was 1.3 million pounds of copper. We reclassify the unrealized gains/(losses) associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2009 and 2008, the fair values of these contracts were $0.9 and $(7.2) (recorded as a current asset and a current liability, respectively). The unrealized gain, net of taxes, recorded in AOCI was $0.5 as of December 31, 2009, compared to an unrealized loss, net of taxes, of $5.8 as of December 31, 2008. We anticipate reclassifying the unrealized gain to income over the next 12 months. The amount of gain (loss) recognized during the years ended December 31, 2009, 2008 and 2007 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at each year-end for similar debt, was $1,283.9 at December 31, 2009, compared to our carrying value of $1,279.0.

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

Cash and Other Commitments

        Balances, if any, under the revolving credit and foreign credit instrument facilities of our senior credit facilities are payable in full in September 2012, the maturity date of the facilities. The term loan is repayable in quarterly installments of $18.75 for each quarter ending through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2009, we had $175.4 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors considers in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2009, we declared and paid dividends of $49.2 and $49.9, respectively, while in 2008 we declared and paid dividends of $53.3 and $53.5, respectively.

        Capital expenditures for 2009 totaled $92.8, compared to $116.4 and $82.6 in 2008 and 2007, respectively. Capital expenditures in 2009 related primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative, as well as upgrades of manufacturing facilities and replacement of equipment. We expect 2010 capital expenditures to approximate $90.0. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2009, we made contributions and direct benefit payments of $39.0 to our defined benefit pension and postretirement benefit plans, which included $2.2 of contributions that related to businesses that have been classified as discontinued operations, and we expect to make $48.5 of contributions and direct benefit payments in 2010, including $1.6 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 9.2% in 2009. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $35.7, $95.7 and $80.5 in cash taxes for 2009, 2008 and 2007, respectively. In 2009, we made payments of $102.1 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $66.4. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2009, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $127.5 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $293.7 of surety bonds. In addition, $59.7 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

Contractual Obligations:

        The following is a summary of our primary contractual obligations:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$74.4	$74.4	$—	$—	$—
Long-term debt obligations	1,204.6	76.0	599.3	529.3	—
Pension and postretirement benefit plan contributions and payments(1)	952.8	46.4	205.9	164.8	535.7
Purchase and other contractual obligations(2)	1,129.9	552.6	447.4	124.6	5.3
Future minimum lease payments(3)	175.4	41.1	57.3	32.2	44.8
Interest payments(4)	285.3	75.7	131.7	77.9	—

Total contractual cash obligations(5)	$3,822.4	$866.2	$1,441.6	$928.8	$585.8

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions in 2010 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)
Represents contractual commitments to purchase goods and services at specified dates.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Includes interest payments at variable rates based on interest rates at December 31, 2009.

(5)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $20.0 to $25.0 relating to uncertain tax positions, which includes an estimate for interest and penalties. In addition, the above table does not include potential payments under our derivative financial instruments.

 Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management's most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties, are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which include a detailed discussion of these and other accounting policies.

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2009, 2008 and 2007, we recognized $1,343.6, $1,367.2 and $1,039.1 of revenues under the percentage-of-completion method, respectively.

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

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to annual impairment testing. We monitor the results of each of our reporting units as a means of identifying trends and/or matters that may impact their financial results and, thus, be an indicator of a potential impairment. The trends and/or matters that we specifically monitor for each of our reporting units are as follows:

  •
  Significant variances in financial performance (e.g., revenues, earnings and cash flows) in relation to expectations and historical performance;

  •
  Significant changes in end markets or other economic factors;

  •
  Significant changes or planned changes in our use of a reporting unit's assets; and

  •
  Significant changes in customer relationships and competitive conditions.

        The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year in conjunction with our annual financial planning process (or more frequently if impairment indicators arise), based primarily on events and circumstances existing as of the end of the third quarter. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are management's best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.

        In connection with our annual goodwill impairment testing in 2008, we determined that the fair value of our Service Solutions reporting unit exceeded the carrying value of its net assets by less than 10%, as its projected, near-term cash flows were being negatively impacted by the challenging conditions within the automotive market. As the challenging conditions continued into 2009, we updated our Service Solutions goodwill impairment analysis during each of the first three quarters of the year. For each of these quarters, our analysis indicated that the fair value of Service Solutions exceeded the carrying value of its net assets. Our annual goodwill impairment analysis for 2008 and the analyses during each of the first three quarters of 2009 reflected our view that the automotive market would begin to experience a recovery in 2010. By the fourth quarter of 2009, it became apparent that the recovery would not occur as quickly as originally anticipated. In response, we adjusted our future cash flow projections for Service Solutions in connection with our 2009 annual goodwill impairment analysis. Such analysis indicated that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. We then estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7. The impairment charge of $187.7 was composed of (i) a $78.1 difference between the estimated fair value of Service Solutions compared to the carrying value of its net assets, and (ii) an allocation to certain tangible and intangible assets of $109.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification. After the impairment charge, goodwill for the Service Solutions reporting unit totaled $155.0 as of December 31, 2009.

        The estimated fair value for each of our other reporting units exceeds the carrying value of their respective net assets by at least 10.0%. We will continue to monitor impairment indicators across all of our reporting units.

        As a result of the global economic downturn, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.

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

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans accounted for approximately 66.0% of our total projected benefit obligations at December 31, 2009. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2010 pension expense by approximately $4.2. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 9.2% in 2009.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2010 pension expense by approximately $3.1.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2009 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 8.2%. This rate is assumed to decrease to 5.0% by 2019 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase our estimated 2010 postretirement expense by $1.5.

        See Note 10 to our consolidated financial statements for further information on our pension and postretirement benefit plans.

Income Taxes

        We record our income taxes based on the Income Taxes Topic of the Codification, which includes an estimate of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

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

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential contingencies. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contract, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are unaware currently, or the claims, of which we are aware, may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with our acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $308.5 (including $231.8 for risk management matters) and $340.9 (including $260.7 for risk management matters) at December 31, 2009 and 2008, respectively.

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

        In December 2007, the FASB issued guidance that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, the guidance requires acquisition costs to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The guidance also includes a substantial number of new disclosure requirements and was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and we expect it will have (and has had with the acquisition of Yuba) an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate.

        In April 2009, the FASB issued guidance clarifying the requirements for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance reiterates an asset acquired or a liability assumed in a business combination that arises from a contingency shall be recognized at fair value at the acquisition date during the measurement period. However, in the event the fair value cannot be determined during the measurement period, the Contingencies Topic of the Codification shall be applied. Contingent consideration arrangements of an acquiree assumed by the acquirer shall be recognized initially at fair value, and the acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. In addition, the disclosed information should enable users of the financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and we expect it will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate.

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

        The following table provides information, as of December 31, 2009, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2010	2011	2012	2013	2014	After	Total	Fair Value
Long-term debt:
7.625% senior notes	$—	$—	$—	$—	$500.0	—	$500.0	$515.8
Average interest rate							7.625%
7.50% senior notes	—	—	—	28.2	—	—	28.2	28.6
Average interest rate							7.50%
6.25% senior notes	—	21.3	—	—	—	—	21.3	22.2
Average interest rate							6.25%
Term loan	75.0	168.8	356.2	—	—	—	600.0	587.8
Average interest rate							4.89%
Domestic revolving loan facility	61.5	—	—	—	—	—	61.5	61.5
Average interest rate							1.25%
Trade receivable financing arrangement	22.0	—	—	—	—	—	22.0	22.0
Average interest rate							2.70%

        We believe that current cash and equivalents, cash flows from operations, availability under revolving credit facilities and availability under our trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        We had foreign currency forward contracts with an aggregate notional amount of $100.2 outstanding as of December 31, 2009, with scheduled maturity of $71.8 and $28.4 in 2010 and 2011, respectively. The net fair value of our open contracts was $(1.2), with $0.2 recorded as a current asset and $1.4 as a current liability as of December 31, 2009. The fair value of the associated embedded derivatives was $(9.3), with $0.2 recorded as a current asset, $0.9 recorded as a noncurrent asset, $0.3 recorded as a current liability and $10.1 recorded as a noncurrent liability, as of December 31, 2009.

        We also had Swaps with a notional amount of $480.0 outstanding at December 31, 2009. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the maturities of our term loan. As of December 31, 2009, we recorded an unrealized loss, net of tax, of $16.8 to accumulated other comprehensive income (loss) and a long-term liability of $28.0 to recognize the fair value of our Swaps.

        Lastly, we had commodity contracts with an unrealized gain, net of tax, recorded in accumulated other comprehensive income (loss) of $0.5 at December 31, 2009. We expect to reclassify the 2009 unrealized gain to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $0.9 (recorded as a current asset) as of December 31, 2009.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2009

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Shareholders' Equity and Comprehensive Income, and of Cash Flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and Subsidiaries ("EGS") for the years ended September 30, 2009, 2008 and 2007, the Company's investment in which is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2009, 2008 and 2007 was $28.0 million, $43.7 million and $39.3 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, beginning January 1, 2009, the Company changed its method of accounting for assets acquired and liabilities assumed in a business combination. Also, as discussed in Note 11, beginning January 1, 2007, the Company changed its method for measuring and recognizing tax benefits associated with uncertain tax positions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2010

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
($ and shares in millions, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues	$4,850.8	$5,837.6	$4,542.2
Costs and expenses:
Cost of products sold	3,429.8	4,069.3	3,222.3
Selling, general and administrative	961.3	1,130.3	884.5
Intangible amortization	21.5	25.7	17.8
Impairment of goodwill and other intangible assets	194.8	123.0	4.0
Special charges, net	73.1	17.2	5.2

Operating income	170.3	472.1	408.4
Other expense, net	(19.7)	(1.2)	(2.3)
Interest expense	(92.1)	(116.0)	(76.9)
Interest income	7.5	10.9	9.1
Loss on early extinguishment of debt	—	—	(3.3)
Equity earnings in joint ventures	29.4	45.5	39.9

Income from continuing operations before income taxes	95.4	411.3	374.9
Income tax provision	(47.2)	(152.4)	(83.5)

Income from continuing operations	48.2	258.9	291.4

Income (loss) from discontinued operations, net of tax	(5.6)	9.3	8.2
Gain (loss) on disposition of discontinued operations, net of tax	(26.4)	4.6	(3.5)

Income (loss) from discontinued operations	(32.0)	13.9	4.7

Net income	16.2	272.8	296.1
Less: Net income (loss) attributable to noncontrolling interests	(15.5)	24.9	1.9

Net income attributable to SPX Corporation common shareholders	$31.7	$247.9	$294.2

Amounts attributable to SPX Corporation common shareholders
Income from continuing operations, net of tax	46.4	252.3	291.0
Income (loss) from discontinued operations, net of tax	(14.7)	(4.4)	3.2

Net income	$31.7	$247.9	$294.2

Basic income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.94	$4.71	$5.25
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.30)	(0.08)	0.06

Net income per share attributable to SPX Corporation common shareholders	$0.64	$4.63	$5.31

Weighted-average number of common shares outstanding — basic	49.363	53.596	55.425
Diluted income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$0.93	$4.64	$5.16
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.29)	(0.08)	0.05

Net income per share attributable to SPX Corporation common shareholders	$0.64	$4.56	$5.21

Weighted-average number of common shares outstanding — diluted	49.797	54.359	56.437

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$522.9	$475.9
Accounts receivable, net	1,046.3	1,306.0
Inventories	560.3	666.8
Other current assets	121.2	180.6
Deferred income taxes	56.1	101.3
Assets of discontinued operations	5.7	108.2

Total current assets	2,312.5	2,838.8
Property, plant and equipment:
Land	39.1	36.3
Buildings and leasehold improvements	250.4	223.5
Machinery and equipment	712.2	677.9

	1,001.7	937.7
Accumulated depreciation	(455.3)	(437.3)

Property, plant and equipment, net	546.4	500.4
Goodwill	1,600.0	1,769.8
Intangibles, net	708.3	646.8
Deferred income taxes	114.7	—
Other assets	442.5	382.3

TOTAL ASSETS	$5,724.4	$6,138.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$475.8	$633.7
Accrued expenses	987.5	1,153.6
Income taxes payable	20.3	24.5
Short-term debt	74.4	112.9
Current maturities of long-term debt	76.0	76.4
Liabilities of discontinued operations	5.3	23.9

Total current liabilities	1,639.3	2,025.0
Long-term debt	1,128.6	1,155.4
Deferred and other income taxes	92.1	124.0
Other long-term liabilities	962.9	788.9

Total long-term liabilities	2,183.6	2,068.3
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively, and 96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively)	979.0	972.3
Paid-in capital	1,425.7	1,393.9
Retained earnings	2,223.0	2,240.5
Accumulated other comprehensive loss	(213.6)	(179.9)
Common stock in treasury (47,915,832 and 45,394,610 shares at December 31, 2009 and 2008, respectively)	(2,523.3)	(2,416.0)

Total SPX Corporation shareholders' equity	1,890.8	2,010.8
Noncontrolling interests	10.7	34.0

Total equity	1,901.5	2,044.8

TOTAL LIABILITIES AND EQUITY	$5,724.4	$6,138.1

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
($ in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2006	$937.4	$1,134.5	$1,754.2	$(86.6)	$(1,630.1)	$2,109.4	$3.5	$2,112.9
Net income	—	—	294.2	—	—	294.2	1.9	296.1
Net unrealized loss on qualifying cash flow hedges, net of tax of $7.4	—	—	—	(11.9)	—	(11.9)	—	(11.9)
Pension liability adjustment, net of tax of $35.5	—	—	—	46.1	—	46.1	—	46.1
Foreign currency translation adjustments, including $0.1 of translation gains recognized upon sale of discontinued operations	—	—	—	90.5	—	90.5	1.4	91.9

Total comprehensive income	—	—	—	—	—	—	—	422.2
Dividends declared ($1.00 per share)	—	—	(55.0)	—	—	(55.0)	—	(55.0)
Cumulative effect adjustment due to the adoption of new accounting guidance related to uncertain tax positions	—	—	52.5	—	—	52.5	—	52.5
Exercise of stock options and other incentive plan activity, including related tax benefit of $32.2	21.3	137.8	—	—	15.5	174.6	—	174.6
Amortization of restricted stock and restricted stock unit grants (includes $4.2 recorded to discontinued operations)	—	42.3	—	—	—	42.3	—	42.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	4.8	(18.6)	—	—	(7.0)	(20.8)	—	(20.8)
Treasury stock repurchased	—	—	—	—	(715.9)	(715.9)	—	(715.9)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	3.9	3.9
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Other changes in noncontrolling interests	—	—	—	—	—	—	0.1	0.1

Balance at December 31, 2007	963.5	1,296.0	2,045.9	38.1	(2,337.5)	2,006.0	10.4	2,016.4
Net income	—	—	247.9	—	—	247.9	24.9	272.8
Net unrealized loss on qualifying cash flow hedges, net of tax of $13.7	—	—	—	(21.9)	—	(21.9)	—	(21.9)
Pension liability adjustment, net of tax of $62.2	—	—	—	(101.7)	—	(101.7)	—	(101.7)
Foreign currency translation adjustments, including $6.3 of translation gains recognized upon sale of discontinued operations	—	—	—	(94.4)	—	(94.4)	(1.8)	(96.2)

Total comprehensive income	—	—	—	—	—	—	—	53.0
Dividends declared ($1.00 per share)	—	—	(53.3)	—	—	(53.3)	—	(53.3)
Exercise of stock options and other incentive plan activity, including related tax benefit of $36.0	5.4	81.0	—	—	42.3	128.7	—	128.7
Amortization of restricted stock and restricted stock unit grants (includes $0.7 recorded to discontinued operations)	—	42.2	—	—	—	42.2	—	42.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(25.3)	—	—	(5.6)	(27.5)	—	(27.5)
Treasury stock repurchased	—	—	—	—	(115.2)	(115.2)	—	(115.2)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	1.5	1.5
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Other changes in noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2008	972.3	1,393.9	2,240.5	(179.9)	(2,416.0)	2,010.8	34.0	2,044.8

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Net income	—	—	31.7	—	—	31.7	(15.5)	16.2
Net unrealized gain on qualifying cash flow hedges, net of tax of $6.7	—	—	—	10.9	—	10.9	—	10.9
Pension liability adjustment, net of tax of $56.5	—	—	—	(95.2)	—	(95.2)	—	(95.2)
Foreign currency translation adjustments, including $5.7 of translation gains recognized upon sale of discontinued operations	—	—	—	50.6	—	50.6	0.8	51.4

Total comprehensive loss	—	—	—	—	—	—	—	(16.7)
Dividends declared ($1.00 per share)	—	—	(49.2)	—	—	(49.2)	—	(49.2)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	5.0	20.2	—	—	—	25.2	—	25.2
Amortization of restricted stock and restricted stock unit grants (includes $0.1 recorded to discontinued operations)	—	27.7	—	—	—	27.7	—	27.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.7	(14.3)	—	—	5.9	(6.7)	—	(6.7)
Treasury stock repurchased	—	—	—	—	(113.2)	(113.2)	—	(113.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Liquidation of noncontrolling interest due to disposition of Filtran (See Note 4)	—	—	—	—	—	—	(5.1)	(5.1)
Purchase of subsidiary shares from noncontrolling interest	—	(1.8)	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)

Balance at December 31, 2009	$979.0	$1,425.7	$2,223.0	$(213.6)	$(2,523.3)	$1,890.8	$10.7	$1,901.5

The accompanying notes are an integral part of these statements

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from (used in) operating activities:
Net income	$16.2	$272.8	$296.1
Less: Income (loss) from discontinued operations, net of tax	(32.0)	13.9	4.7

Income from continuing operations	48.2	258.9	291.4
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	73.1	17.2	5.2
Gain on sale of product line	(1.1)	—	—
Impairment of goodwill and other intangible assets	194.8	123.0	4.0
Loss on early extinguishment of debt	—	—	3.3
Deferred and other income taxes	(21.0)	49.4	(9.5)
Depreciation and amortization	105.9	104.5	73.4
Pension and other employee benefits	53.5	58.0	58.0
Stock-based compensation	27.6	41.5	39.5
Other, net	16.3	25.9	5.1
Cash spending on restructuring actions	(67.1)	(28.1)	(4.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	316.3	(252.8)	17.1
Inventories	159.8	(48.0)	(33.8)
Accounts payable, accrued expenses and other	(444.7)	57.5	(42.9)

Net cash from continuing operations	461.6	407.0	405.9
Net cash from (used in) discontinued operations	9.5	(1.1)	54.8

Net cash from operating activities	471.1	405.9	460.7
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	3.6	1.3	3.3
Business acquisitions, net of cash acquired	(131.4)	(15.0)	(567.2)
(Increase) decrease in restricted cash	8.4	(14.0)	—
Capital expenditures	(92.8)	(116.4)	(82.6)

Net cash used in continuing operations	(212.2)	(144.1)	(646.5)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $28.8, $135.0 and $129.2 in 2009, 2008 and 2007, respectively)	24.0	130.5	117.8

Net cash used in investing activities	(188.2)	(13.6)	(528.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	424.5	585.5	1,606.3
Repayments under senior credit facilities	(503.0)	(710.5)	(1,560.6)
Borrowings under senior notes	—	—	500.0
Borrowing under trade receivables agreement	138.0	261.0	586.0
Repayments under trade receivables agreement	(116.0)	(331.0)	(517.0)
Net repayments under other financing arrangements	(17.6)	(28.3)	(21.7)
Purchases of common stock	(113.2)	(115.2)	(715.9)
Proceeds from the exercise of employee stock options and other, net of minimum tax withholdings paid on behalf of employees for net share settlements	1.2	81.5	133.0
Purchase of noncontrolling interest in subsidiary	(3.0)	—	—
Dividends paid (includes noncontrolling interest distributions of $0.4, $0.9 and $0.4 in 2009, 2008 and 2007, respectively)	(50.3)	(54.4)	(56.9)
Financing fees paid	—	(1.2)	(15.1)

Net cash used in continuing operations	(239.4)	(312.6)	(61.9)
Net cash from (used in) discontinued operations	0.2	(0.4)	(6.0)

Net cash used in financing activities	(239.2)	(313.0)	(67.9)

Increase in cash and equivalents due to changes in foreign exchange rates	3.3	42.5	12.8
Net change in cash and equivalents	47.0	121.8	(123.1)
Consolidated cash and equivalents, beginning of period	475.9	354.1	477.2

Consolidated cash and equivalents, end of period	$522.9	$475.9	$354.1

Cash and equivalents of continuing operations	$522.9	$475.9	$354.1
Cash and equivalents of discontinued operations	$—	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$94.2	$113.3	$77.1
Income taxes paid, net of refunds of $66.4, $17.6 and $59.1 in 2009, 2008 and 2007, respectively	$35.7	$95.7	$80.5
Non-cash investing and financing activity:
Debt assumed	$—	$1.2	$4.7

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence, but do not have control, are accounted for using the equity method. We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations, the impact of the adoption of the noncontrolling interest guidance described in the Consolidation Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"), and the impact of the adoption of the guidance described in the Earnings Per Share Topic of the Codification that requires certain unvested share-based payment awards to be included in basic and diluted earnings per share calculations. See Note 3 for further discussion of the impact of adopting new accounting pronouncements. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).

        During 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. These additional gains should have been recorded in the period in which such businesses were disposed. In addition, an internal audit of a Japanese operation within our Test and Measurement segment uncovered employee misconduct and inappropriate accounting entries. Correction of this matter, substantially all of which related to periods prior to 2007, resulted in a reduction of "Income from continuing operations" (before and after taxes) of $7.4 during 2007. These entries included $2.4 of inventory write-downs, $2.0 of accounts receivable write-offs, and $3.0 in other adjustments. We have evaluated the effects of these corrections on prior periods' consolidated financial statements and concluded that no prior period is materially misstated. In addition, we have considered the effects of these corrections on our annual results of operations for the year ended December 31, 2007 and concluded that the impact is not material.

        We evaluated subsequent events (see Note 3) through February 25, 2010, the issuance date of our consolidated financial statements for the period ended December 31, 2009, as this is the date on which we filed such financial statements on Form 10-K with the Securities and Exchange Commission ("SEC").

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Codification. Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in other expense, net, with the related net gains/(losses) totaling $(21.0), $5.7 and $(2.7) in 2009, 2008 and 2007, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (FOB shipping point) or upon receipt by the customer (FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Revenues from certain long-term construction/installation contracts are recognized using the percentage-of-completion method of accounting. Sales with FOB destination terms are primarily to automotive and power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenue. Costs incurred for shipping and handling are recorded in cost of products sold. We recognize revenue separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification.

        Sales incentive programs offered to our customers relate primarily to volume rebates and promotional and advertising allowances and are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation. Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

between a seller and a customer are presented on a net basis (excluded from revenue) in our consolidated statement of operations.

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion.

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

        We recognized $1,343.6, $1,367.2 and $1,039.1 in revenues under the percentage-of-completion method for the years ended December 31, 2009, 2008 and 2007, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2009 and 2008 were as follows:

	2009	2008
Costs incurred on uncompleted contracts	$2,176.1	$2,070.1
Estimated earnings to date	460.6	543.3

	2,636.7	2,613.4
Less: Billings to date	(2,811.1)	(2,755.3)

Net billings in excess of costs and estimated earnings	$(174.4)	$(141.9)

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2009 and 2008 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2009	2008
Costs and estimated earnings in excess of billings(1)	$193.6	$195.7
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(368.0)	(337.6)

Net billings in excess of costs and estimated earnings	$(174.4)	$(141.9)

(1)
The December 31, 2009 and 2008 balances include $191.8 and 195.7 reported as a component of "Accounts receivable, net", respectively, and $1.8 and $0.0 as a component of "Other long-term assets", respectively, in the consolidated balance sheets.

(2)
The December 31, 2009 and 2008 balances include $357.0 and $323.4 reported as a component of "Accrued expenses", respectively, and $11.0 and $14.2 as a component of "Other long-term liabilities", respectively, in the consolidated balance sheets.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional costs are capitalized until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed $58.7 of research activities relating to the development and improvement of our products in 2009, $67.2 in 2008 and $60.4 in 2007. In addition, we expensed purchased in-process research and development of $0.9 during 2007 related to the APV acquisition.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $69.7, $67.3 and $53.8 for the years ended December 31, 2009, 2008 and 2007, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. There was no interest capitalized during 2009, 2008 and 2007.

        Income Taxes — We account for our income taxes based on the requirements of the Income Taxes Topic of the Codification, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

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
December 31, 2009
(All dollar and share amounts in millions, except per share data)

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

	Year ended December 31,
	2009	2008	2007
Balance at beginning of year	$62.4	$55.4	$41.6
Acquisitions	0.2	5.0	8.8
Allowances provided	14.4	20.6	22.2
Write-offs, net of recoveries and credits issued	(16.8)	(18.6)	(17.2)

Balance at end of year	$60.2	$62.4	$55.4

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually review whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2009 for our Service Solutions reporting unit and in 2008 for our Weil McLain subsidiary.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are accrued expenses at December 31, 2009 and 2008.

	December 31,
	2009	2008
Employee benefits	$199.6	$241.8
Unearned revenue(1)	462.0	524.5
Warranty	43.7	44.0
Other(2)	282.2	343.3

Total	$987.5	$1,153.6

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
December 31, 2009
(All dollar and share amounts in millions, except per share data)

the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	Year ended December 31,
	2009	2008	2007
Balance at beginning of year	$58.8	$60.0	$53.0
Acquisitions	3.6	2.9	4.8
Provisions	24.0	20.2	26.9
Usage	(29.7)	(24.3)	(24.7)

Balance at end of year	56.7	58.8	60.0
Less: Current portion of warranty	43.7	44.0	43.0

Non-current portion of warranty	$13.0	$14.8	$17.0

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies in accordance with the Income Taxes Topic of the Codification. Accruals for these contingencies are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them. For tax positions where it is more-likely-than-not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

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

        In December 2007, the FASB issued guidance that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, under this guidance, acquisition costs are required to be expensed as incurred, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset (until completion or abandonment of the research and development efforts) at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. A substantial number of new disclosures are also required under this guidance. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and we expect this statement will have (and has had with the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC — see Note 4)

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate. During 2009, there were no settlements of acquisition-related liabilities for unrecognized tax benefits or reductions of acquisition-related valuation allowances.

        In December 2007, the FASB issued guidance that established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. In addition, a parent is required to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation by clarifying that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. Expanded disclosures regarding the interests of the parent and the noncontrolling interest are required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009. Upon adoption, we reclassified noncontrolling interest of $34.0 to a separate component of total equity within our consolidated balance sheet.

        In June 2008, the FASB issued guidance that states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and should be included in basic and diluted earnings per share calculations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We adopted the guidance on January 1, 2009. The effect of including these awards increased the basic and dilutive shares for 2008 by 0.550 and 0.297 shares, respectively, and in 2007 by 0.583 and 0.281 shares, respectively.

        In December 2008, the FASB issued guidance amending employers' disclosures about assets of defined benefit pension and other postretirement benefit plans. The objective of the amended disclosures is to provide users of financial statements with an understanding of (1) how investment allocation decisions are made; (2) major categories of plan assets; (3) inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentration risks within plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We adopted this guidance on December 31, 2009 with no material impact on our consolidated financial statements. Refer to Note 10 for disclosures about assets of our defined benefit pension plans.

        In April 2009, the FASB issued guidance clarifying the requirements for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance reiterates that an asset acquired or a liability assumed in a business combination that arises from a contingency shall be recognized at fair value at the acquisition date during the measurement period. However, in the event the fair value cannot be determined during the measurement period, the Contingencies Topic of the Codification shall be applied. Contingent consideration arrangements of an acquiree assumed by the acquirer shall be recognized initially at fair value, and the acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. In addition, the disclosed information should enable users of the financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and we expect it will have an impact on our consolidated financial statements for acquisitions consummated after January 1, 2009, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions we consummate. Refer to Note 4 for the details of acquisitions consummated in 2009.

        In April 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The guidance requires disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance on June 27, 2009 with no material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        In May 2009, the FASB issued guidance that requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. We adopted the guidance on June 27, 2009 with no material impact on our consolidated financial statements (see Note 1).

        In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities ("VIE") and to provide more relevant and reliable information to users of financial statements. The guidance no longer exempts qualifying special-purpose entities from the scope of the Consolidation Topic of the Codification. In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

        In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminated one previous revenue recognition criterion for which objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term "selling price" will replace all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early application is permitted, however, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. We do not plan on early adopting this guidance. We also do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

        In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product's essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Codification. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. Early application is permitted, however, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. Further, this guidance may not be adopted until the guidance that amends revenue arrangements with multiple deliverables (as described above) is adopted. We do not plan on early adopting this guidance. We also do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        In January 2010, the FASB issued an amendment to guidance related to fair value disclosure requirements. The guidance adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification for existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) as it relates to Levels 2 and 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

(4)   Acquisitions and Discontinued Operations

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2009, 2008 and 2007 are described below.

        All business acquisitions consummated in 2009 have been accounted for in accordance with the Business Combinations Topic of the Codification and those acquisitions consummated prior to 2009 in accordance with the appropriate accounting guidance applicable at the time. Refer to Note 3 for the details of the amendments to the guidance. The consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available at the acquisition date. Management considers a number of factors, including third-party valuations or appraisals, when making these determinations. We will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Refer to Note 8 for additional disclosure on the purchase price adjustments of the following acquisitions.

Acquisitions — 2009

        In December, 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba, a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $129.2. Yuba had revenues of approximately $128.8 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

        The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations and any working capital settlement.

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

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Acquisitions — 2007

        On December 31, 2007, in the Flow Technology segment, we completed the acquisition of APV, a global manufacturer of process equipment and engineering solutions for a purchase price of $524.2, including cash acquired of $41.7. APV's primary products include pumps, valves, heat exchangers and homogenizers for the food, dairy, beverage and pharmaceutical industries. APV had revenues of approximately $876.0 for the twelve months prior to its acquisition.

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

Year Ended December 31, 2007
Revenues	$5,418.1
Income from continuing operations	240.6
Net income attributable to SPX Corporation common shareholders	242.7
Income per share from continuing operations attributable to SPX Corporation common shareholders:
Basic	$4.34
Diluted	$4.26
Net income per share attributable to SPX Corporation common shareholders:
Basic	$4.38
Diluted	$4.30

        We expensed purchased in-process research and development of $0.9 during 2007.

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

Discontinued Operations

        We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

group is deemed probable within the next twelve months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Actual Closing Quarter of Sale
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008
Balcke-Duerr Austria GmbH ("BD Austria")	Q4 2007	Q4 2007
Nema AirFin GmbH ("Nema")	Q4 2007	Q4 2007
Contech ("Contech")	Q3 2006	Q2 2007

        Filtran — Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business. The $23.0 charge was recorded to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2008 consolidated statement of operations as presented in our 2008 Form 10-K.

        As indicated in Note 3 herein, in December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance, which requires retroactive application, on January 1, 2009. Accordingly, we reclassified, within our 2008 consolidated statement of operations included herein, $16.5 of the 2008 impairment charge from "Gain (loss) on disposition of discontinued operations, net of tax" to "Net income (loss) attributable to noncontrolling interest". This reclassification had no impact on net income attributable to SPX common shareholders.

        In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge noted above from "Net income (loss) attributable to noncontrolling interest" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition to the reclassification of the $16.5 impairment charge noted above, based on the amount of consideration received, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax".

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Scales — Sold for cash consideration of $16.8, resulting in a loss, net of taxes, of $4.7 during 2008.

        LDS — Sold for cash consideration of $82.5, resulting in a gain, net of taxes, of $17.1 during 2008. During 2009, we recorded a net charge of $5.1 in connection with an adjustment to certain liabilities that we retained and additional income tax expense related to the disposition.

        Air Filtration — Sold for cash consideration of $35.7, resulting in a loss, net of taxes, of $0.8 during 2008. During 2007, we recorded a net charge of $11.0 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        BD Austria — Sold for cash consideration of $11.6, exclusive of cash balances assumed by the buyer of $30.0, resulting in a net gain of $17.2 during 2007.

        Nema — Sold for $6.8 in cash, net of cash balances assumed by the buyer of $0.4, for a net loss of $2.3 during 2007.

        Contech — Sold to Marathon Automotive Group, LLC for net cash proceeds of $134.3. During 2007, we recorded a net loss on the sale of $13.6, including $7.0 of expenses that were contingent upon the consummation of the sale, which included $1.1

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

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

        During the second quarter of 2009, we committed to a plan to divest P.S.D., Inc., a business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during 2009 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. In February 2010, we completed the sale of P.S.D., Inc. for total consideration of approximately $3.0. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as discontinued operations in our consolidated financial statements.

        During the third quarter of 2008, we reached an agreement with the Internal Revenue Service ("IRS") regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        During the third quarter of 2007, we recognized an income tax benefit of $13.5 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the reversal of certain deferred tax liabilities associated with businesses previously disposed of and reported as discontinued operations, primarily during 2005. See Note 1 for further details.

        In addition to the businesses discussed above, we recognized a net gain of $11.8 during 2009 from businesses that were previously discontinued, resulting primarily from the reduction of liabilities for uncertain tax positions associated with statute expirations in certain tax jurisdictions. Along with the gains/(losses) recorded in 2008 relating to the Filtran, Dezurik, Scales, LDS and Air Filtration businesses, we recognized a net gain in 2008 of $0.5 resulting from adjustments to gains/(losses) on sales of businesses that were previously discontinued. Lastly, in addition to the gains/(losses) recorded in 2007 relating to the BD Austria, Nema, Contech and Air Filtration businesses discussed above, we recognized a net loss in 2007 of $7.3 resulting from adjustments to the gains/(losses) on sales of businesses that were previously discontinued, with such adjustments related primarily to a reduction in income tax liabilities.

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

        For 2009, 2008 and 2007, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2009	2008	2007
Income (loss) from discontinued operations	$(53.0)	$24.7	$(20.6)
Income tax (provision) benefit	21.0	(10.8)	25.3

Income (loss) from discontinued operations, net	$(32.0)	$13.9	$4.7

        For 2009, 2008 and 2007, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2009	2008	2007
Revenues	$85.1	$306.4	$575.9
Pre-tax income (loss)	(4.0)	12.2	16.0

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2009	December 31, 2008
Assets:
Accounts receivable, net	$2.3	$19.6
Inventories, net	0.2	28.1
Other current assets	0.4	4.3
Net property, plant and equipment	0.2	24.7
Goodwill and intangibles, net	2.6	30.4
Other assets	—	1.1

Assets of discontinued operations	$5.7	$108.2

Liabilities:
Accounts payable	$1.4	$12.5
Accrued expenses and other	3.9	8.0
Short-term debt	—	0.4
Deferred and other income taxes	—	2.8
Other long-term liabilities	—	0.2

Liabilities of discontinued operations	$5.3	$23.9

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

        Revenues by business segment, group of products and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets and our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries ("EGS") joint venture. See Note 9 for financial information relating to EGS.

Flow Technology

        Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products. Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators,

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

metering systems, filters and dehydration equipment for the food and beverage and, oil and gas, power generation, chemical, mining, and general industrial markets.

Test and Measurement

        Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products for the segment include specialty automotive diagnostic service tools, fare-collection systems and portable cable and pipe locators. The segment continues to focus on global expansion, with a specific focus on China and India.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its product offerings from a geographic perspective. The segment's South African subsidiary has a Black Economic Empowerment minority interest shareholder, which holds a 25.1% interest.

Industrial Products and Services

        Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio and cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, and precision controlled industrial ovens and chambers. This segment continues to focus on global expansion opportunities.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia-Pacific center in Shanghai, China.

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, are as follows:

	2009	2008	2007
Revenues:
Flow Technology	$1,634.1	$1,998.7	$1,070.0
Test and Measurement	810.4	1,100.3	1,079.8
Thermal Equipment and Services	1,600.7	1,690.1	1,560.5
Industrial Products and Services	805.6	1,048.5	831.9

Total	$4,850.8	$5,837.6	$4,542.2

Segment income:
Flow Technology	$210.9	$243.4	$175.4
Test and Measurement	51.4	108.8	118.3
Thermal Equipment and Services	171.1	204.4	162.7
Industrial Products and Services	153.7	243.7	144.5

Total segment income	587.1	800.3	600.9
Corporate expense	83.8	107.7	100.3
Pension and postretirement expense	37.5	38.8	43.5
Stock-based compensation expense	27.6	41.5	39.5
Special charges, net	73.1	17.2	5.2
Impairment of goodwill and other intangible assets	194.8	123.0	4.0

Consolidated operating income	$170.3	$472.1	$408.4

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

	2009	2008	2007
Capital expenditures:
Flow Technology	$17.6	$29.3	$15.2
Test and Measurement	7.5	14.2	11.2
Thermal Equipment and Services	22.0	31.4	23.3
Industrial Products and Services	10.7	28.2	19.3
General corporate	35.0	13.3	13.6

Total	$92.8	$116.4	$82.6

Depreciation and amortization:
Flow Technology	$34.0	$35.6	$17.6
Test and Measurement	31.8	29.6	18.2
Thermal Equipment and Services	21.0	23.7	21.7
Industrial Products and Services	13.5	11.1	11.2
General corporate	5.6	4.5	4.7

Total	$105.9	$104.5	$73.4

Identifiable assets:
Flow Technology	$1,988.3	$2,096.2	$2,030.2
Test and Measurement	787.7	1,104.9	1,225.0
Thermal Equipment and Services	1,791.6	1,805.4	1,761.5
Industrial Products and Services	600.3	676.9	614.3
General corporate	550.8	346.5	307.5
Discontinued operations	5.7	108.2	298.9

Total	$5,724.4	$6,138.1	$6,237.4

Revenues by Groups of Products:
Flow Technology	$1,634.1	$1,998.7	$1,070.0
Test and Measurement	810.4	1,100.3	1,079.8
Thermal Equipment and Services	1,600.7	1,690.1	1,560.5
Industrial Products and Services:
Power transformers and services	376.5	481.2	387.9
Industrial tools and equipment	101.3	153.9	149.4
Aerospace components	106.7	121.7	110.2
Broadcast antenna systems	124.7	141.0	93.3
Laboratory equipment	96.4	150.7	91.1

Total Industrial Products and Services	805.6	1,048.5	831.9

Total	$4,850.8	$5,837.6	$4,542.2

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Geographic Areas:	2009	2008	2007
Revenues:(1)
United States	$2,469.6	$3,037.4	$2,652.6
Germany	717.2	864.9	657.2
China	288.2	301.2	283.3
United Kingdom	253.0	278.0	244.4
Other	1,122.8	1,356.1	704.7

	$4,850.8	$5,837.6	$4,542.2

Tangible Long-Lived Assets:
United States	$742.9	$623.9	$570.8
Other	246.0	258.8	289.0

Long-lived assets of continuing operations	988.9	882.7	859.8
Long-lived assets of discontinued operations	0.2	25.8	56.4

Total tangible long-lived assets	$989.1	$908.5	$916.2

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and maintaining profitability in a difficult economic environment. As a result of our strategic review process, we recorded net special charges of $73.1 in 2009, $17.2 in 2008, and $5.2 in 2007. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

        The components of the charges have been computed based on actual cash payouts, including severance and other employee benefits based on existing severance policies and local laws and other estimated exit costs, and our estimate of the realizable value of the affected tangible and intangible assets.

        Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, typically arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices and previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer, and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is classified as an asset held for sale. The asset is written down to its fair value less any selling costs.

        Liabilities for exit costs, including, among other things, severance, other employee benefit costs and operating lease obligations on idle facilities, are measured initially at their fair value and recorded when incurred.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Special charges for the years ended December 31, 2009, 2008 and 2007 are described in more detail below and in the applicable sections that follow.

	2009	2008	2007
Employee termination costs	$48.0	$5.5	$2.8
Facility consolidation costs	5.6	2.5	0.3
Other cash costs	8.4	4.9	1.3
Non-cash asset write-downs	11.1	4.3	0.8

Total	$73.1	$17.2	$5.2

2009 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$16.1	$4.1	$2.7	$1.8	$24.7
Test and Measurement	19.5	1.1	4.6	2.8	28.0
Thermal Equipment and Services	8.7	—	(0.3)	5.5	13.9
Industrial Products and Services	3.1	—	—	—	3.1
Corporate	0.6	0.4	1.4	1.0	3.4

Total	$48.0	$5.6	$8.4	$11.1	$73.1

        Flow Technology segment — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Orebro, Sweden; Mexico City, Mexico; Rochester, NY; Buffalo, NY; and Houston, TX, as well as additional integration costs (primarily headcount reductions) associated with the December 31, 2007 acquisition of APV. These activities resulted in the termination of 636 employees.

        Test and Measurement segment — Charges for 2009 related to costs associated with headcount reductions and consolidation activities that impacted facilities in Sala Baganza, Italy; Osny, France; Hainburg, Germany; Pollenfeld, Germany; Ingolstadt, Germany; Garching, Germany; Lugo, Italy; Owatonna, MN; Warren, MI; Allen Park, MI; and Bridgton, ME, primarily in response to the continued difficulties being experienced by the global vehicle manufacturers and their dealer service networks. These activities resulted in the termination of 616 employees.

        Thermal Equipment and Services segment — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Overland Park, KS; Michigan City, IN; and Eden, NC. These activities resulted in the termination of 294 employees. In addition, the segment recorded impairment charges of $5.2 for assets at two facilities whose carrying amounts exceeded the expected future undiscounted cash flows.

        Industrial Products and Services segment — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL; Raymond, ME; Rochester, NY; and Waukesha, WI. These activities resulted in the termination of 331 employees.

        Corporate — Charges for 2009 related primarily to our legal entity reduction initiative, the closure of our information technology data center in Horsham, PA, and an additional impairment charge related to the expected sale of a facility in Newtown, CT.

        With the exception of certain multi-year operating lease obligations and other contractual obligations, which are not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

2008 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$0.1	$0.9	$2.3	$0.3	$3.6
Test and Measurement	2.3	0.6	0.7	0.6	4.2
Thermal Equipment and Services	2.0	0.8	1.3	1.4	5.5
Industrial Products and Services	—	—	—	—	—
Corporate	1.1	0.2	0.6	2.0	3.9

Total	$5.5	$2.5	$4.9	$4.3	$17.2

        Flow Technology segment — The charges for 2008 were driven mainly by the relocation of the segment's headquarters from Delavan, WI to Charlotte, NC, which totaled $2.0, and charges related to facility closures and sales office consolidation efforts. These activities resulted in the termination of four employees.

        Test and Measurement segment — Charges for 2008 related primarily to exit costs associated with a plan to consolidate distribution activities within the segment, costs associated with the closure of a manufacturing facility in Owatonna, MN, and costs associated with integrating the segment's technical and training service line into its diagnostic tools business. These activities resulted in the termination of 91 employees.

        Thermal Equipment and Services segment — Charges for 2008 related primarily to the relocation of the segment's headquarters from Overland Park, KS to Charlotte, NC, which totaled $1.1, as well as severance, asset impairment and other charges associated with outsourcing functions related to a manufacturing facility in China and the shut-down of facilities in Houston, TX and Gennevilliers, France. These activities resulted in the termination of 169 employees.

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

        Corporate — Charges for 2007 relate primarily to charges for our legal entity reduction initiative.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The following is an analysis of our restructuring and integration liabilities for years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Balance at beginning of year	$31.5	$12.6	$4.9
Special charges — cash(1)	62.7	13.6	4.4
Adjustments related to acquisition accounting	1.7	31.5	8.4
Utilization — cash	(67.1)	(28.1)	(4.9)
Currency translation adjustment and other	(2.8)	1.9	(0.2)

Ending balance(2)	$26.0	$31.5	$12.6

(1)
The years ended December 31, 2009, 2008 and 2007 exclude $10.4, $3.6 and $0.8, respectively, of non-cash special charges relating to asset impairments that impact special charges but not the related liabilities.

(2)
The balance at December 31, 2009 was composed of $8.7 relating to acquisition integration plans and $17.3 for various restructuring initiatives.

        In connection with our acquisitions, we formulate plans related to the future integration of the acquired entity. We record estimates for certain of the integration costs anticipated at the date of acquisition, including personnel reductions and facility closures or restructurings.

(7)   Inventories

	December 31,
	2009	2008
Finished goods	$196.7	$229.3
Work in process	118.1	165.0
Raw materials and purchased parts	277.2	312.7

Total FIFO cost	592.0	707.0
Excess of FIFO cost over LIFO inventory value	(31.7)	(40.2)

Total inventories	$560.3	$666.8

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 35% and 36% of total inventory at December 31, 2009 and 2008, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $3.9 and $4.1 at December 31, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2007	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2008	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2009
Flow Technology
Gross Goodwill	$661.7	$—	$—	$2.9	$664.6	$—	$—	$(12.4)	$652.2
Accumulated Impairments	—	—	—	—	—	—	—	—	—

Goodwill	661.7	—	—	2.9	664.6	—	—	(12.4)	652.2

Test & Measurement
Gross Goodwill	$463.5	$3.5	$—	$(6.2)	$460.8	$—	$—	$7.7	$468.5
Accumulated Impairments	(95.8)	—	—	(0.4)	(96.2)	—	(187.7)	(3.7)	(287.6)

Goodwill	367.7	3.5	—	(6.6)	364.6	—	(187.7)	4.0	180.9

Thermal Equipment and Services
Gross Goodwill	$612.6	$—	$—	$(16.9)	$595.7	$24.6	$—	$2.3	$622.6
Accumulated Impairments	—	—	(114.1)	—	(114.1)	—	—	—	(114.1)

Goodwill	612.6	—	(114.1)	(16.9)	481.6	24.6	—	2.3	508.5

Industrial Products and Services
Gross Goodwill	$346.8	$—	$—	$(1.9)	$344.9	$—	$—	$(0.6)	$344.3
Accumulated Impairments	(85.9)	—	—	—	(85.9)	—	—	—	(85.9)

Goodwill	260.9	—	—	(1.9)	259.0	—	—	(0.6)	258.4

Total
Gross Goodwill	$2,084.6	$3.5	$—	$(22.1)	$2,066.0	$24.6	$—	$(3.0)	$2,087.6
Accumulated Impairments	(181.7)	—	(114.1)	(0.4)	(296.2)	—	(187.7)	(3.7)	(487.6)

Goodwill	$1,902.9	$3.5	$(114.1)	$(22.5)	$1,769.8	$24.6	$(187.7)	$(6.7)	$1,600.0

(1)
Impairment charges totaled $187.7 and $114.1 during the years ended December 31, 2009 and 2008 and related to our Service Solutions reporting unit and Weil McLain subsidiary, respectively.

(2)
Includes adjustments resulting from acquisitions and, prior to January 1, 2009, adjustments to tax positions considered uncertain at the date of acquisition. For the year ended December 31, 2009, adjustments to acquisition accounting and changes from foreign currency translation totaled $(26.3) and $19.6, respectively. For the year ended December 31, 2008, net adjustments resulting from the acquisition accounting related to the APV transaction totaled $66.1, which is included in the Flow Technology segment. For the year ended December 31, 2008, various other acquisition accounting adjustments, changes from foreign currency translation, and tax related adjustments totaled $1.3, $(83.3), and $(6.6), respectively.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Identifiable intangible assets comprise the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$25.9	$(20.7)	$5.2	$28.4	$(21.3)	$7.1
Technology	94.7	(16.2)	78.5	73.4	(11.3)	62.1
Customer relationships	237.5	(43.1)	194.4	211.3	(31.9)	179.4
Other(1):	23.6	(9.1)	14.5	25.1	(8.9)	16.2

	381.7	(89.1)	292.6	338.2	(73.4)	264.8
Trademarks with indefinite lives(2):	415.7	—	415.7	382.0	—	382.0

Total	$797.4	$(89.1)	$708.3	$720.2	$(73.4)	$646.8

(1)
Balance reflects an impairment charge of $1.0 recorded in 2009 associated with the Service Solutions reporting unit within our Test and Measurement segment.

(2)
Balance reflects impairment charges of $6.1 and $8.9 recorded in 2009 and 2008, respectively, associated with businesses within our Thermal Equipment and Services segment.

        Amortization expense was $21.5, $25.7 and $17.8 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense related to these intangible assets is $25.4 in 2010, $23.4 in 2011, $22.4 in 2012 and $21.7 in 2013 and 2014.

        At December 31, 2009, the net carrying value of net intangible assets with determinable lives consisted of $146.5 in the Flow Technology segment, $72.9 in the Test and Measurement segment, and $69.4 in the Thermal Equipment and Services segment. Trademarks with indefinite lives consisted of $206.9 in the Flow Technology segment, $53.4 in the Test and Measurement segment, $140.4 in the Thermal Equipment and Services segment and $15.0 in the Industrial Products and Services segment.

        Consistent with the requirements of the Intangible — Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end-markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. In connection with our annual goodwill impairment testing in 2008, we determined that the fair value of our Service Solutions reporting unit exceeded the carrying value of its net assets by less than 10%, as its projected, near-term cash flows were being negatively impacted by the challenging conditions within the automotive market. As the challenging conditions continued into 2009, we updated our Service Solutions goodwill impairment analysis during each of the first three quarters of the year. For each of these quarters, our analysis indicated that the fair value of Service Solutions exceeded the carrying value of its net assets. Our annual goodwill impairment analysis for 2008 and the analyses during each of the first three quarters of 2009 reflected our view that the automotive market would begin to experience a recovery in 2010. By the fourth quarter of 2009, it became apparent that the recovery would not occur as quickly as originally anticipated. In response, we adjusted our future cash flow projections for

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Service Solutions in connection with our 2009 annual goodwill impairment analysis. Such analysis indicated that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. We then estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7. The impairment charge of $187.7 is composed of (i) a $78.1 difference between the estimated fair value of Service Solutions compared to the carrying value of its net assets, and (ii) an allocation to certain tangible and intangible assets of $109.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification. After the impairment charge, goodwill for the Service Solutions reporting unit totaled $155.0 as of December 31, 2009. The estimated fair value for each of our other reporting units exceeds the carrying value of their respective net assets by at least 10.0%. We will continue to monitor impairment indicators across all of our reporting units.

        In addition to the goodwill impairment charge of $187.7, our Service Solutions reporting unit recorded an impairment charge related to other intangible assets of $1.0 during 2009.

        As of December 31, 2008, we determined that the fair value of our Weil McLain subsidiary was less than the carrying value of its net assets. As a result, we recorded charges of $123.0 related to the impairment of goodwill $(114.1) and other intangible assets $(8.9).

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2007, we determined that other intangible assets held by a business within our Thermal Equipment and Services segment were impaired and we recorded an impairment charge of $4.0.

(9)   Investment in Joint Venture

        We have a joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and certain other information for its fiscal years ended 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Net sales	$429.4	$575.5	$532.0
Gross profit	182.3	245.7	225.4
Net income	62.5	97.4	84.2
Capital expenditures	11.8	10.9	11.5
Depreciation and amortization	8.8	8.2	8.2
Dividends received	30.7	56.5	41.4
Undistributed earnings attributable to SPX Corporation	6.8	9.5	22.3
SPX's equity earnings in EGS	28.0	43.7	39.3

        Condensed balance sheet information of EGS as of September 30, 2009 and 2008 was as follows:

	2009	2008
Current assets	$126.1	$167.1
Non-current assets	297.2	297.8
Current liabilities	61.8	87.5
Non-current liabilities	25.9	17.9

        The carrying value of our investment in EGS was $56.5 and $63.6 at December 31, 2009 and 2008, respectively, and is recorded in other assets in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $85.7 at December 31, 2009.

Notes to Consolidated Financial Statements
December 31, 2009
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

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations to professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2009 and 2008.

        Actual asset allocation percentages of each major category of our domestic and foreign pension plan assets as of December 31, 2009 and 2008, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, are as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2009	2008	2009
Equity securities	54%	37%	60%
Debt securities	22%	41%	25%
Alternative investments(1)	21%	18%	15%
Other(2)	3%	4%	—%

Total	100%	100%	100%

(1)
Alternative investments are comprised of commingled global fund allocations, which include long-term equity investments, fixed income investments, futures and option contracts and commodities.

(2)
Assets included in this category at December 31, 2009 and 2008 were comprised primarily of short-term investments including cash and equivalents.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2009	2008	2009
Equity securities	49%	47%	50%
Debt securities	47%	48%	48%
Other	4%	5%	2%

Total	100%	100%	100%

        The fair value of pension plan assets at December 31, 2009, by asset category, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities
Global Equities	$164.5	$164.5	$—	$—
Global equity common trust funds(1)	319.8	78.6	241.2	—
Debt securities:
Fixed income common trust funds(2)	232.9	—	231.7	1.2
Non-U.S. Government securities	16.8	—	16.8	—
Alternative investments:
Commingled global fund allocations(3)	151.0	47.3	—	103.7
Other:
Short term investments(4)	25.7	25.7	—	—
Other(5)	9.6	0.6	—	9.0

Total	$920.3	$316.7	$489.7	$113.9

(1)
This category represents investments in actively managed common trust funds that invest primarily in equity securities which may include common stocks, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(2)
This category represents investments in actively managed common trust funds that invest in a variety of fixed income investments which may include corporate bonds, both U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(3)
This category represents investments in actively managed common trust funds with investments in both equity and debt securities. The investments may include common stock, corporate bonds, U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(4)
Short term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest bearing accounts.

(5)
This category represents investments in insurance contracts, private equity and publicly traded real estate investment trusts.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The following table summarizes changes in the fair value of Level 3 assets for the year ended December 31, 2009:

	Commingled global fund allocations	Fixed income common trust funds	Other	Total
Balance at December 31, 2008	$82.7	$—	$10.2	$92.9
Realized gains (losses)	—	—	(0.9)	(0.9)
Unrealized gains (losses) relating to instruments still held at period end	11.0	—	0.5	11.5
Purchases, sales, issuances and settlements, net	10.0	1.2	(0.8)	10.4

Balance at December 31, 2009	$103.7	$1.2	$9.0	$113.9

        Employer Contributions—We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2009, we made contributions of approximately $4.3 to our qualified domestic pension plans and direct benefit payments of $4.4 to our non-qualified domestic pension plans. In 2010, we expect to make contributions of $12.9 to our qualified domestic pension plans and direct benefit payments of $4.1 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made contributions of $11.4 in 2009, which include $2.2 of contributions that relate to businesses that have been classified as discontinued operations. In addition, in our foreign plans that are unfunded, we made direct benefit payments of $2.5 in 2009. In 2010, we expect to make $10.1 of contributions, which include $1.6 of contributions that relate to businesses that have been classified as discontinued operations, and $2.5 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments—Following is a summary, as of December 31, 2009, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2009 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2010	$77.1	$9.8
2011	77.4	10.6
2012	81.4	10.6
2013	79.7	11.1
2014	80.5	11.9
Subsequent five years	476.6	65.5

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2009 has declined since December 31, 2008, primarily as a result of lower discount rates being used to value the plans in 2009 compared to 2008. Our non-funded pension plans account for $135.5 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2009	2008	2009	2008
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$969.9	$1,039.7	$210.9	$294.6
Service cost	8.0	7.6	2.5	3.5
Interest cost	66.2	65.7	13.9	15.5
Employee contributions	—	—	0.2	0.2
Actuarial losses (gains)	125.8	(33.2)	33.5	(31.2)
Curtailment loss (gain)	—	(0.1)	0.2	—
Plan amendments	0.7	0.4	0.1	0.2
Benefits paid	(78.9)	(110.2)	(11.4)	(12.1)
Divestitures	—	—	—	(2.0)
Foreign exchange and other	—	—	20.4	(57.8)

Projected benefit obligation — end of year	$1,091.7	$969.9	$270.3	$210.9

Change in plan assets:
Fair value of plan assets — beginning of year	$717.6	$947.3	$160.7	$234.0
Return on plan assets	65.9	(156.0)	25.8	(27.0)
Benefits paid	(78.9)	(110.2)	(11.4)	(12.1)
Contributions (employer and employee)	8.7	36.5	14.1	21.5
Divestitures	—	—	—	(1.4)
Foreign exchange and other	—	—	17.8	(54.3)

Fair value of plan assets — end of year	$713.3	$717.6	$207.0	$160.7

Funded status at year-end	$(378.4)	$(252.3)	$(63.3)	$(50.2)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$—	$—	$0.8
Accrued expenses	(16.9)	(12.3)	(12.2)	(2.2)
Other long-term liabilities	(361.5)	(240.0)	(51.1)	(48.8)

Net amount recognized	$(378.4)	$(252.3)	$(63.3)	$(50.2)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss	$605.0	$492.9	$63.4	$39.6
Net prior service credits	(2.5)	(3.7)	(0.4)	(0.5)

Total accumulated comprehensive loss (pre-tax)	$602.5	$489.2	$63.0	$39.1

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The following is information about our pension plans that have accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2009 and 2008:

	Domestic Pension Plans		Foreign Pension Plans
	2009	2008	2009	2008
Projected benefit obligation	$1,091.7	$969.9	$268.4	$182.1
Accumulated benefit obligation	1,070.8	949.6	263.7	178.2
Fair value of plan assets	713.3	717.6	205.5	131.1

        The accumulated benefit obligation for all domestic and foreign pension plans was $1,070.8 and $265.2, respectively, at December 31, 2009 and $949.6 and $206.7, respectively, at December 31, 2008.

        Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2009	2008	2007
Service cost	$8.0	$7.6	$8.3
Interest cost	66.2	65.7	64.0
Expected return on plan assets	(74.2)	(78.0)	(77.1)
Amortization of unrecognized losses	22.0	21.6	33.1
Amortization of unrecognized prior service credits	(0.8)	(0.7)	(0.7)
Curtailment/settlement loss	0.3	7.6	3.2

Total net periodic pension benefit expense	21.5	23.8	30.8
Less: Net periodic pension expense of discontinued operations	(0.3)	(0.5)	(3.5)

Net periodic pension benefit expense of continuing operations	$21.2	$23.3	$27.3

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

Foreign Pension Plans

	Year Ended December 31,
	2009	2008	2007
Service cost	$2.5	$3.5	$2.9
Interest cost	13.9	15.5	13.7
Expected return on plan assets	(13.2)	(16.9)	(16.1)
Amortization of unrecognized losses	2.1	1.2	1.8
Amortization of unrecognized prior service credits	(0.1)	(0.1)	(0.1)

Total net periodic pension benefit expense	5.2	3.2	2.2
Less: Net periodic pension benefit expense of discontinued operations	(0.6)	(0.2)	—

Net periodic pension benefit expense of continuing operations	$4.6	$3.0	$2.2

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) in 2009 were as follows:

	Domestic plans	Foreign plans
Current year actuarial loss	$134.1	$21.0
Amortization of actuarial loss	(22.0)	(2.1)
Current year prior service costs	0.7	0.1
Amortization of prior service credits	0.8	0.1
Curtailment/settlement loss	(0.3)	—
Foreign exchange and other	—	4.8

	$113.3	$23.9

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2010 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$36.2	$1.7
Net prior service credit	(0.8)	—

	$35.4	$1.7

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans are as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	7.06%	6.59%	6.00%
Rate of increase in compensation levels	4.25%	4.25%	4.25%
Expected long-term rate of return on assets	8.50%	8.50%	8.50%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.80%	7.06%	6.59%
Rate of increase in compensation levels	4.00%	4.25%	4.25%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	6.35%	5.67%	4.94%
Rate of increase in compensation levels	4.00%	4.20%	3.86%
Expected long-term rate of return on assets	7.62%	7.65%	7.26%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.50%	6.35%	5.72%
Rate of increase in compensation levels	4.10%	4.08%	4.24%

        We review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by management and established at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based upon forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(iii) the rate of increase in compensation levels is established based on management's expectations of current and foreseeable future increases in compensation. In addition, management considers advice from independent actuaries.

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2009, we made benefit payments of $16.1 (net of federal subsidies of $1.6) to our postretirement benefit plans. Following is a summary, as of December 31, 2009, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2009 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2010	$16.9	$1.8
2011	16.5	1.8
2012	15.9	1.8
2013	15.2	1.8
2014	14.5	1.8
Subsequent five years	61.8	8.1

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2009	2008
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$148.3	$163.2
Service cost	0.2	0.2
Interest cost	9.8	9.8
Actuarial loss (gain)	10.1	(5.2)
Plan amendment	—	(0.9)
Benefits paid	(16.1)	(18.8)

Projected benefit obligation — end of year	$152.3	$148.3

Funded status at year-end	$(152.3)	$(148.3)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(16.4)	$(17.0)
Other long-term liabilities	(135.9)	(131.3)

Net amount recognized	$(152.3)	$(148.3)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$49.8	$42.7
Net prior service credit	(5.8)	(7.2)

Total accumulated comprehensive loss (pre-tax)	$44.0	$35.5

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2009	2008	2007
Service cost	$0.2	$0.2	$0.2
Interest cost	9.9	9.8	10.3
Amortization of unrecognized loss	3.0	3.8	4.8
Amortization of unrecognized prior service credits	(1.4)	(1.3)	(1.3)

Net periodic postretirement expense	$11.7	$12.5	$14.0

        Other changes in benefit obligations recognized in other comprehensive income (loss) in 2009 were as follows:

Current year actuarial loss	$10.1
Amortization of actuarial loss	(3.0)
Amortization of prior service credits	1.4

$8.5

        The estimated amounts that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit expense in 2010 include net actuarial losses of $3.8 and prior service credits of $1.4.

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2009	2008	2007
Assumed health care cost trend rates:
Heath care cost trend rate for next year	8.21%	8.57%	9.29%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019	2014
Discount rate used in determining net periodic postretirement benefit expense	7.07%	6.32%	6.00%
Discount rate used in determining net year-end postretirement benefit obligation	5.46%	7.07%	6.32%

        The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by management and are established based on our prior experience and management's expectation that future rates will decline. In addition, management considers advice from independent actuaries.

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have had the following effects on 2009 postretirement expense:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.5	$(0.5)
Effect on postretirement benefit obligation	$9.5	$(8.6)

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
December 31, 2009
(All dollar and share amounts in millions, except per share data)

company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

        Under the Plan, we contributed, 0.347, 0.252 and 0.216 shares of our common stock to employee accounts in 2009, 2008 and 2007, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $17.4 in 2009, $19.2 in 2008 and $17.7 in 2007 as compensation expense related to the matching contribution.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the SRSP. We match a portion of participating employees' deferrals to the extent allowable under the plan provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $44.7 at December 31, 2009, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheet within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2009, 2008 and 2007, we recorded additional compensation expense of $0.8, $0.7, and $0.5, respectively, relating to our matching contributions to the SRSP.

        Certain hourly and collectively bargained employees participate in other defined contribution retirement plans maintained pursuant to Section 401(k) of the U.S. Internal Revenue Code. These plans do not match employees' contributions in shares of company common stock, although company common stock is offered as an investment option under these plans.

(11)   Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations:
United States	$120.4	$203.6	$240.8
Foreign	(25.0)	207.7	134.1

	$95.4	$411.3	$374.9

Provision for (benefit from) income taxes:
Current:
United States	$54.0	$65.2	$39.5
Foreign	14.2	37.8	53.5

Total current	68.2	103.0	93.0

Deferred and other:
United States	(13.6)	19.8	(10.7)
Foreign	(7.4)	29.6	1.2

Total deferred and other	(21.0)	49.4	(9.5)

Total provision	$47.2	$152.4	$83.5

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	3.6	1.2	0.6
U.S. credits and exemptions	(5.3)	(1.7)	(1.7)
Foreign earnings taxed at lower rates	(28.0)	(2.0)	(10.2)
Audit settlements with taxing authorities	(2.9)	(6.5)	(4.7)
Adjustments to tax contingencies, net	4.4	2.2	2.6
Changes in valuation allowance	6.0	—	—
Impairment of goodwill and other intangible assets	44.9	9.6	—
Benefit for loss on investment in foreign subsidiary	(4.6)	—	—
Other	(3.6)	(0.7)	0.7

	49.5%	37.1%	22.3%

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Working capital accruals	$50.3	$48.6
Legal, environmental and self-insurance accruals	45.8	46.7
Pension, other postretirement and postemployment benefits	198.0	152.2
NOL and credit carryforwards	254.3	203.4
Payroll and compensation	46.9	45.8
Other	120.2	70.4

Total deferred tax assets	715.5	567.1
Valuation allowance	(211.5)	(185.3)

Net deferred tax assets	504.0	381.8

Deferred tax liabilities:
Accelerated depreciation	12.8	12.6
Basis difference in affiliates	34.9	19.7
Intangibles recorded in acquisitions	209.9	229.8
Other	75.6	54.4

Total deferred tax liabilities	333.2	316.5

	$170.8	$65.3

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

        At December 31, 2009 we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $291.2 and tax losses of various foreign jurisdictions of approximately $598.0. We also had U.S. foreign tax credit carryforwards of $63.8. Of these amounts, approximately $4.5 expire in 2010 and $565.0 expire at various times between 2011 and 2029. The remaining carryforwards have no expiration date.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $26.2 in 2009 and $2.9 in 2008.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in the prior year.

Undistributed International Earnings

        Undistributed foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes for these foreign earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. At December 31, 2009, we had approximately $1,600.0 of undistributed foreign earnings for which no U.S. federal or state income taxes have been provided.

Unrecognized Tax Benefits

        As of December 31, 2009, we had gross unrecognized tax benefits of $120.9 (net unrecognized tax benefits of $105.3), of which $101.9, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2008 and 2007, we had gross unrecognized tax benefits of $102.9 (net unrecognized tax benefits of $81.3) and $120.1 (net unrecognized benefits of $98.1), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2009, gross accrued interest, excluded from the amounts above, totaled $21.9 (net accrued interest of $16.5), while the related amounts as of December 31, 2008 and 2007 were $21.3 (net accrued interest of $15.2) and $23.0 (net accrued interest of $14.9), respectively. There were no significant penalties recorded during the years ended December 31, 2009, 2008, and 2007.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $40.0 to $50.0. The previously unrecognized tax benefits relate to a variety of tax issues including the ability to claim certain U.S. foreign tax credits, deductibility of interest expense in certain jurisdictions and other tax matters relating to prior acquisitions and dispositions.

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Unrecognized tax benefit — opening balance	$102.9	$120.1	$204.3
Gross increases — tax positions in prior period	29.8	19.2	4.1
Gross decreases — tax positions in prior period	(3.2)	(0.3)	—
Gross increases — tax positions in current period	11.2	7.7	15.0
Settlements	(5.8)	(37.9)	(101.1)
Lapse of statute of limitations	(16.8)	(1.9)	(2.2)
Change due to foreign currency exchange rates	2.8	(4.0)	—

Unrecognized tax benefit — ending balance	$120.9	$102.9	$120.1

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

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

        In 2009, the statute of limitations expired for various state income tax returns. As a result of these expirations, we recognized net tax benefits of $18.0 during 2009, with approximately $7.9 recorded to continuing operations and the remainder of $10.1 recorded to discontinued operations.

        On August 28, 2008, we reached an agreement with the Internal Revenue Service ("IRS") regarding audits of our 2003 through 2005 Federal income tax returns. Upon the resolution of these examinations, we reduced our liability for uncertain tax positions by $30.6. Of the $30.6 reduction in our liability for uncertain tax positions, $25.6 was recorded as an income tax benefit from continuing operations and $5.0 was recorded as an income tax benefit to "Gain (loss) on disposition of discontinued operations" within our accompanying consolidated statement of operations for the year ended December 31, 2008.

        On September 4, 2007, we reached an agreement with the IRS regarding the tax returns for years 1995 through 2002. In connection with the resolution of these examinations, we reduced our liability for uncertain tax positions (including interest) during the year ended December 31, 2007 by $124.4. Of that reduction, $35.6 represented an amount accrued in excess of our final settlement (including tax, interest and penalties). The $35.6 reduction in our liability for uncertain tax positions was recorded as an income tax benefit from continuing operations of $16.8 and a decrease in goodwill of $18.8.

        During 2007, we recorded an income tax benefit of $11.5 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. In addition, we recorded an aggregate income tax benefit of $15.9 in 2007 associated with the settlement of various state matters and certain matters in the United Kingdom, an expected refund in China related to an earnings reinvestment plan, and the reversal of income taxes that were provided for prior to 2007.

        The IRS currently is performing an audit of our 2006 and 2007 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. It is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next twelve months since it is reasonably possible that the examination will conclude within the next twelve months.

        State income tax returns generally are subject to examination for a period of three to five years after filing of the respective tax return. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeal or litigation.

        We have various foreign income tax returns under examination. Currently, there are audits underway by Canadian tax authorities related to our 2000 to 2006 tax returns. The German tax authorities have commenced audits of certain income tax returns related to the 2002 to 2008 tax years. We believe that any contingencies related to these examinations have been adequately provided for.

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

        Upon the conclusion of our disposition activities, as discussed in Note 4 to these consolidated financial statements, we may recognize an additional income tax provision or benefit.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(12) Indebtedness

        The following summarizes our outstanding debt as of, and debt activity for the year ended, December 31, 2009.

	December 31, 2008	Borrowings	Repayments	Other(3)	December 31, 2009
Term loan	$675.0	$—	$(75.0)	$—	$600.0
Domestic revolving loan facility	65.0	424.5	(428.0)	—	61.5
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement(1)	—	138.0	(116.0)	—	22.0
Other indebtedness(2)	55.2	—	(17.6)	8.4	46.0

Total debt	1,344.7	$562.5	$(636.6)	$8.4	1,279.0

Less: short-term debt	112.9				74.4
Less: current maturities of long-term debt	76.4				76.0

Total long-term debt	$1,155.4				$1,128.6

(1)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(2)
Includes aggregate balances under extended accounts payable programs, a travel card program and a purchase card program of $31.5 and $47.9 at December 31, 2009 and 2008, respectively.

(3)
"Other" includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        On September 21, 2007, we entered into senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities, which were simultaneously terminated. These senior credit facilities provided for committed senior secured financing in the aggregate amount of $2,300.0, consisting of the following:

  •
  A term loan facility in an aggregate principal amount of $750.0 (balance of $600.0 at December 31, 2009) with a final maturity of September 2012;

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

        In connection with the termination of our then-existing senior credit facilities, we incurred $3.3 of costs, including $2.3 for the write-off of deferred financing costs, $0.2 for an early termination fee and $0.8 for costs associated with the early termination of our then-existing interest rate protection agreements.

        At December 31, 2009, we had $411.0 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $61.5 and to $127.5 reserved for outstanding letters of credit. In addition, at December 31, 2009, we had $216.3 of available issuance capacity under our foreign credit instrument facility after giving effect to $733.7 reserved for outstanding letters of credit.

        The weighted-average interest rate of our outstanding borrowings, including the impact of Swaps, under the senior credit facilities was 4.48% at December 31, 2009.

Notes to Consolidated Financial Statements
December 31, 2009
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

        The term loan is repayable in quarterly installments of $18.75 for each quarter ending through September 30, 2011, and $112.5 for the quarters ending December 31, 2011 through June 30, 2012, with the balance due in September 2012.

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
December 31, 2009
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

        At December 31, 2009, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV (see Note 4). The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. In addition, at any time prior to December 15, 2010, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. At December 31, 2009, we were in compliance with all covenant provisions of these senior notes.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. At December 31, 2009, $21.3 of these notes were outstanding. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. At December 31, 2009, $28.2 of these notes were outstanding. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Other Borrowings and Financing Activities

        Some of our businesses participate in extended accounts payable programs through agreements with lending institutions. Under the arrangements, our businesses are provided extended payment terms. As of December 31, 2009, there were no amounts outstanding under this financing agreement. As of December 31, 2008, the participating businesses had $7.3 outstanding under these arrangements. Additionally, certain of our businesses purchase goods and services under a purchasing card program and travel card program allowing for payment beyond normal payment terms. As of December 31, 2009 and 2008, the participating businesses had $31.5 and $40.6, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. As of December 31, 2009, we had $22.0 outstanding under this financing agreement, while there were no amounts outstanding under this financing agreement at December 31, 2008. Lastly, at December 31, 2009, we had $10.8 of available borrowing capacity under our trade receivables financing agreement.

(13) Financial Instruments

        On January 1, 2009, we adopted FASB guidance, which requires enhanced disclosures regarding an entity's derivative and hedging activities. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This adoption had no financial impact on our consolidated financial statements.

Interest Rate Swaps

        We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through September 2012 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of December 31, 2009, the aggregate notional amount of the Swaps was $480.0.

        In connection with the termination of our previously held Swaps, on September 21, 2007, we made a net cash payment of $0.4. In addition, we reclassified $0.8 from accumulated other comprehensive income (loss) ("AOCI") to "Loss on early extinguishment of debt."

        As of December 31, 2009 and 2008, we recorded an unrealized loss, net of taxes, of $16.8 and $25.8, respectively, to AOCI. In addition, as of December 31, 2009 and 2008, we recorded a long-term liability of $28.0 and $42.0, respectively, to recognize the fair value of our Swaps.

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

        From time to time, we enter into currency protection agreements ("FX forward contracts") to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives ("FX embedded derivatives"), as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $100.2 and $129.8 outstanding as of December 31, 2009 and 2008, respectively. The scheduled maturity of these contracts is $71.8 and $28.4 in 2010 and 2011, respectively. The unrealized loss, net of taxes, recorded in AOCI was $3.1 and $1.3 related to FX embedded derivatives and FX forward contracts, respectively, as of December 31, 2009.

Commodity Contracts

        From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). At December 31, 2009, the outstanding notional amount of commodity contracts was 1.3 million pounds of copper. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2009 and 2008, the fair values of these contracts were $0.9 and $(7.2) (recorded as a current asset and a current liability, respectively). The unrealized gain, net of taxes, recorded in AOCI was $0.5 as of December 31, 2009, compared to an unrealized loss, net of taxes, of $5.8 as of December 31, 2008. We anticipate reclassifying the unrealized gain to income over the next 12 months.

        The following summarizes the fair value of our derivative financial instruments:

	December 31, 2009		December 31, 2008
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$0.9	—	$—
FX embedded derivatives	Other assets	0.9	—	—

		$1.8		$—

Commodity contracts	—	$—	Accrued expenses	$(7.2)
FX forward contracts	Accrued expenses	(1.0)	—	—
Swaps	Other long-term liabilities	(28.0)	Other long-term liabilities	(42.0)
FX embedded derivatives	Other long-term liabilities	(10.1)	—	—

		$(39.1)		$(49.2)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.2	Other current assets	$0.5
FX embedded derivatives	Other current assets	0.2	Other current assets	0.1
FX embedded derivatives	—	—	Other assets	8.9

		$0.4		$9.5

FX forward contracts	Accrued expenses	$(0.4)	Accrued expenses	$(2.9)
FX embedded derivatives	Accrued expenses	(0.3)	—	—

		$(0.7)		$(2.9)

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

        The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Amount of gain (loss) recognized in AOCI, pre-tax(1)				Amount of gain (loss) reclassified from AOCI to income, pre-tax(1)
				Classification of gain (loss) reclassified from AOCI
	2009	2008	2007		2009	2008	2007
Swaps	$(6.6)	$(35.8)	$(16.0)	Interest Expense	$(20.4)	$(8.7)	$3.1
FX Forward contracts	(1.8)	—	—		—	—	—
FX embedded derivatives	(4.6)	—	—		—	—	—
Commodity contracts	4.0	(8.2)	0.2	Cost of products sold	(6.2)	0.3	0.4

	$(9.0)	$(44.0)	$(15.8)		$(26.6)	$(8.4)	$3.5

(1)
For the year ended December 31, 2009, losses of $0.2 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

        The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

		Amount of gain (loss) recognized in income
	Classification of gain (loss) recognized in income
		2009	2008	2007
FX forward contracts	Other expense, net	$5.6	$3.8	$3.9
FX embedded derivatives	Other expense, net	(13.1)	0.7	2.3

		$(7.5)	$4.5	$6.2

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

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(14) Commitments, Contingent Liabilities and Other Matters

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2010	$41.1
2011	33.6
2012	23.7
2013	17.2
2014	15.0
Thereafter	44.8

Total minimum payments	$175.4

        Total operating lease expense was $58.0 in 2009, $51.4 in 2008 and $44.5 in 2007. Capital leases were not material to any of the periods presented.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including but not limited to those relating to litigation matters (e.g., class actions, derivative lawsuits and contract, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims, of which we are aware, may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with these acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $308.5 (including $231.8 for risk management matters) and $340.9 (including $260.7 for risk management matters) at December 31, 2009 and 2008, respectively. Of these amounts, $236.8 and $266.8 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2009 and 2008, respectively, with the remainder included in "Accrued expenses."

Litigation Matters

        On April 13, 2007, we settled a class action lawsuit by purchasers of our common stock alleging violations of the Securities Exchange Act of 1934 and a related ERISA class action lawsuit filed on behalf of participants in our employee benefit plans. Under the terms of the settlement, both class action lawsuits were dismissed with prejudice and our aggregate net settlement payment, after reimbursement by our insurer, was $5.1, which we paid into the settlement fund in May 2007. During 2006, we recorded the charge associated with the settlement.

        In October of 2004, one of our Italian subsidiaries, SPX Cooling Technologies Italia, S.p.A., formerly Balcke Marley Italia, S.p.A., was notified that it was the subject of an investigation by the Milan Public Prosecutor's Office. Following the assertion of preliminary defenses by SPX Cooling Technologies Italia S.p.A., the Public Prosecutor discharged our subsidiary from any responsibilities under such Italian Legislative Decree for several alleged acts of bribery. In addition, the judge responsible for this matter approved a plea-agreement, under which our subsidiary made a payment of Euro 1.2 in October

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

2008 and all remaining claims against our subsidiary were resolved. We recorded the liability associated with this matter in 2006.

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

        In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, only 10 of which sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial.

        We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been previously recorded.

        In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact on our business, financial condition, results of operations or cash flows.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Risk Management Matters

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, are based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable to protect us against loss exposure.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the remaining consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2009, our share of the aggregate contract value on open consortium arrangements was $440.7 (of which approximately 40.4% has been recognized thus far as revenue), whereas the aggregate contract value on open consortium arrangements was $1,015.2. As of December 31, 2008, our share of the aggregate contract value on open consortium arrangements was $316.3 (of which approximately 42.0% had been recognized as revenue), whereas the aggregate contract value on open consortium arrangements was $738.6. At December 31, 2009 and 2008, we recorded liabilities of $5.5 and $3.1, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Executive Agreements

        The Board of Directors has approved employment agreements for ten of our executives. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment or a change in control, and other employment rights and responsibilities. In addition, three executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $4.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(15) Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Income from continuing operations	$48.2	$258.9	$291.4
Less: Net income attributable to noncontrolling interests	1.8	6.6	0.4

Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$46.4	$252.3	$291.0

Income (loss) from discontinued operations	$(32.0)	$13.9	$4.7
Less: Net income (loss) attributable to noncontrolling interest	(17.3)	18.3	1.5

Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$(14.7)	$(4.4)	$3.2

Denominator:
Weighted-average number of common shares used in basic earnings per share	49.363	53.596	55.425
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	0.434	0.763	1.012

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	49.797	54.359	56.437

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.668, 0.326 and 0.656 for the years ended December 31, 2009, 2008 and 2007, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.222 and 0.281 at December 31, 2009 and 2008, respectively.

Accumulated Other Comprehensive Income (Loss)

        The components of the balance sheet caption accumulated other comprehensive income (loss) were as follows:

	December 31, 2009	December 31, 2008
Foreign currency translation adjustment	$254.6	$204.0
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $13.0 and $19.7, respectively	(20.7)	(31.6)
Pension liability adjustment, net of tax benefit of $268.0 and $211.5, respectively(1)	(447.5)	(352.3)

Accumulated other comprehensive loss	$(213.6)	$(179.9)

(1)
As of December 31, 2009, includes $6.0 related to our share of the pension liability adjustment for EGS.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Common Stock and Treasury Stock

        At December 31, 2009, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2006	92.835	(34.069)	58.766
Stock options exercised	1.899	0.388	2.287
Share repurchases	—	(9.004)	(9.004)
Restricted stock and restricted stock units	0.627	(0.105)	0.522
Other	0.221	—	0.221

Balance at December 31, 2007	95.582	(42.790)	52.792
Stock options exercised	0.281	0.770	1.051
Share repurchases	—	(3.375)	(3.375)
Restricted stock and restricted stock units	0.403	—	0.403
Other	0.257	—	0.257

Balance at December 31, 2008	96.523	(45.395)	51.128
Stock options exercised	0.154	—	0.154
Share repurchases	—	(2.625)	(2.625)
Restricted stock and restricted stock units	0.260	0.104	0.364
Other	0.347	—	0.347

Balance at December 31, 2009	97.284	(47.916)	49.368

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.555 of these shares were available for grant at December 31, 2009. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

        During the years ended December 31, 2009, 2008 and 2007, we classified excess tax benefits from stock-based compensation of $1.7, $35.3 and $29.0, respectively, as financing cash flows and included such amounts in "Proceeds from the exercise of employee stock options and other, net of minimum tax withholdings paid on behalf of employees for net share settlements" within our consolidated statements of cash flows.

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

        We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan"). Under the Directors' Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.053 of these shares were available for grant at December 31, 2009. Restricted stock has a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

Notes to Consolidated Financial Statements
December 31, 2009
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

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2009 and 2008. Stock option expense for the year ended December 31, 2007 was $0.2. Compensation expense related to restricted stock and restricted stock units totaled $27.6, $41.5 and $39.3 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2009, 2008 and 2007.

        We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units as they contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2009 and January 2, 2008:

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

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2006 through December 31, 2009:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-average Grant-Date Fair Value per share
Outstanding at December 31, 2006	1.525	$36.95
Granted	0.815	46.24
Vested	(0.835)	41.83
Forfeited	(0.127)	36.93

Outstanding at December 31, 2007	1.378	40.49
Granted	0.641	74.62
Vested	(0.703)	38.78
Forfeited	(0.065)	55.93

Outstanding at December 31, 2008	1.251	58.01
Granted	0.667	33.42
Vested	(0.429)	41.75
Forfeited	(0.054)	54.61

Outstanding at December 31, 2009	1.435	51.75

        As of December 31, 2009, there was $10.5 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.3 years.

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

Stock Options

        The following table shows stock option activity from December 31, 2006 through December 31, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	4.836	$60.97
Exercised	(2.287)	54.41
Terminated	(0.175)	67.65

Options outstanding and exercisable at December 31, 2007	2.374	66.80
Exercised	(1.051)	69.26
Terminated	(0.015)	60.29

Options outstanding and exercisable at December 31, 2008	1.308	64.89
Exercised	(0.154)	39.69
Terminated	(0.273)	94.80

Options outstanding and exercisable at December 31, 2009	0.881	59.86

        The weighted-average remaining term, in years, of options outstanding and exercisable at December 31, 2009 was 1.9. The total number of in-the-money options exercisable on December 31, 2009 was 0.430. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

December 31, 2009, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and the exercisable at December 31, 2009 was $4.8. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.7, $52.5 and $65.4, respectively.

Treasury Stock

        In 2009, we repurchased 2.625 shares (all of which were associated with written trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended) of our common stock on the open market, for total cash consideration of $113.2. We record common stock repurchases based on the settlement date. The covenants under our senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2009, 2008 and 2007.

(16) Fair Value

        Effective January 1, 2009, we adopted fair value measurements, as required by the Fair Value Measurement and Disclosures Topic of the Codification, for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted these fair value measurements for our financial assets and liabilities during 2008. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

        Our financial derivative assets and liabilities include Swaps, FX forward contracts, FX embedded derivatives and commodity contracts that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risk. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

        As of December 31, 2009, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties' credit risk.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

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

        In connection with our annual goodwill impairment testing during the fourth quarter of 2009, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the historical and projected operating results of the reporting unit (unobservable inputs — Level 3). We estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7. In addition, we recorded an impairment charge of $1.0 related to other intangible assets of Service Solutions. The fair value of these intangibles was determined based on a projection of cash flows for the assets discounted at a rate of return that reflects the relative risk of the cash flows (unobservable input — Level 3).

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2009, we determined that trademarks held by a business within our Thermal Equipment and Services segment were impaired and, thus, we recorded an impairment charge of $6.1. The fair value was determined by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions; which are unobservable inputs (Level 3).

        We recorded pre-tax impairment charges of $20.8 (to "gain (loss) on disposition of discontinued operations, net of tax") in order to reduce the carrying value of the net assets of Filtran and P.S.D., Inc. (businesses within our Industrial Products and Services segment — see Note 4) to their estimated fair values. In both cases, the estimated fair values were based on indications of interest (i.e., unobservable inputs — Level 3). In additon, we recorded impairment charges of $11.1 during 2009 to "Special charges, net" related to assets to be disposed in connection with certain restructuring initiatives. The fair values were based on the estimated selling prices for these assets. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at December 31, 2009 for similar debt, was $1,283.9 at December 31, 2009, compared to our carrying value of $1,279.0.

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

(17) Quarterly Results (Unaudited)

	First(4)(5)		Second(4)(5)		Third(4)(5)		Fourth(5)
	2009	2008	2009	2008	2009	2008	2009	2008
Operating revenues	$1,159.6	$1,345.0	$1,193.5	$1,504.9	$1,173.6	$1,481.9	$1,324.1	$1,505.8
Gross profit(1)	332.0	403.1	348.1	461.1	354.6	441.8	386.3	462.3
Income (loss) from continuing operations(2)	38.3	64.3	39.1	90.3	50.8	111.1	(80.0)	(6.8)
Income (loss) from discontinued operations, net of tax(2)(3)	(14.0)	0.3	(6.0)	4.3	(18.8)	7.2	6.8	2.1

Net income (loss)	24.3	64.6	33.1	94.6	32.0	118.3	(73.2)	(4.7)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	3.2	(0.3)	(0.2)	(14.0)	1.3	(1.1)	20.6

Net income (loss) attributable to SPX Corporation common shareholders	$24.4	$61.4	$33.4	$94.8	$46.0	$117.0	$(72.1)	$(25.3)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.78	$1.17	$0.81	$1.68	$0.99	$2.03	$(1.63)	$(0.20)
Discontinued operations, net of tax	(0.29)	(0.02)	(0.13)	0.09	(0.05)	0.13	0.17	(0.27)

Net income (loss)	$0.49	$1.15	$0.68	$1.77	$0.94	$2.16	$(1.46)	$(0.47)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.77	$1.15	$0.80	$1.65	$0.98	$2.00	$(1.63)	$(0.20)
Discontinued operations, net of tax	(0.29)	(0.02)	(0.12)	0.08	(0.05)	0.12	0.17	(0.27)

Net income (loss)	$0.48	$1.13	$0.68	$1.73	$0.93	$2.12	$(1.46)	$(0.47)

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
Gross profit for 2009 included charges related to the settlement of two product liability matters of $3.5, $5.5, and $0.5 in the first, second, and third quarters of 2009, respectively.

(2)
The first, second, third and fourth quarters of 2009 included charges of $11.9, $23.3, $19.3 and $18.6, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2008 included charges of $0.7, $4.2, $4.8 and $7.5, respectively, associated with restructuring initiatives. See Note 6 for additional information.

The first, second, third and fourth quarters of 2009 included income (expense) for foreign currency transactions and net changes in fair value of our FX forward contracts and FX embedded derivatives of $(12.1), $(2.2), $(7.0), and $0.3, respectively, while the related amounts for the four quarters of 2008 were $(5.7), $4.4, $0.9, and $(5.3), respectively.

The third quarter of 2008 included a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition.

During the third quarter of 2008, we recorded income tax benefits of $25.6 and $5.0 to continuing operations and discontinued operations, respectively, in connection with the finalization of the audits of our 2003 through 2005 Federal income tax audits.

During the fourth quarter of 2009, we recorded tax benefits of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded tax benefits of $16.5 in the fourth quarter of 2009 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions, with $6.4 related to continuing operations and $10.1 to discontinued operations.

In the fourth quarter of 2009, we recorded $188.7 of charges related to the impairment of goodwill $(187.7) and other intangible assets $(1.0) at our Service Solutions reporting unit. Additionally, we recorded a charge of $6.1 related to the

Notes to Consolidated Financial Statements
December 31, 2009
(All dollar and share amounts in millions, except per share data)

  impairment of trademarks at one of our Thermal Equipment and Services businesses. In the fourth quarter of 2008, we recorded $123.0 of charges related to the impairment of goodwill $(114.1) and other intangible assets $(8.9) at our Weil McLain subsidiary. See Note 8 for further discussion.

(3)
During the third quarter of 2008, we committed to a plan to divest our Scales business. As a result of the planned divesture, we recorded a net charge of $1.2 during the third quarter of 2008 to reduce the carrying value of the related net assets to be sold to their estimated net realizable value. During the fourth quarter, we sold our Scales business, resulting in an additional net loss of $3.5.

We sold LDS during the fourth quarter of 2008, resulting in a net gain of $17.1.

During the third quarter of 2008, we committed to a plan to divest the Dezurik business within our Flow Technology ("Dezurik") segment. As a result of the planned divestiture, we recorded net charges of $1.2 and $4.8 in the third and fourth quarters of 2008, respectively, in order to reduce the carrying value of the related net assets to be sold to their estimated net realizable value. During the first quarter of 2009, we completed the sale of Dezurik for $23.5.

During the fourth quarter of 2008, we committed to a plan to divest the Filtran business within our Industrial Products and Services segment. As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during the fourth quarter of 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business. The $23.0 charge was recorded to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2008 consolidated statement of operations.

As noted in Note 3 herein, in December 2007, the FASB issued guidance which established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance, which requires retroactive application, on January 1, 2009. As such, we reclassified $16.5 of the fourth quarter 2008 impairment charge from "Gain (loss) on disposition of discontinued operations, net of tax" to "Net income (loss) attributable to noncontrolling interest" within our 2008 consolidated statement of operations and the fourth quarter 2008 quarterly results included herein.

During the first quarter of 2009, we recorded an additional impairment charge of $8.5 based on current indications of interest for the business, with all of the charge recorded to "Gain (loss) on disposition of discontinued operations, net of tax".

In October 2009, we completed the sale of the Filtran business for total consideration of $15.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge noted above from "Net income (loss) attributable to noncontrolling interest" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009 and the third quarter 2009 quarterly results included herein.

During the second quarter of 2009, we committed to a plan to divest P.S.D., Inc., a business within our Industrial Products and Services segment. As a result of this planned divestiture, we recorded a net charge of $7.3 during the second quarter of 2009 to "Gain (loss) on disposition of discontinued operations, net of tax" in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

(4)
Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations.

(5)
It is our practice to establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for efficiency purposes. The effects of this practice only impact the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2009 and one additional day in the fourth quarter of 2009 when compared to the respective 2008 periods.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and no changes are required at this time.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2009 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2009, such internal control is effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2010

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

  Christopher J. Kearney, 54, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation.

  Patrick J. O'Leary, 52, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in October 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O'Leary is a director of Pulte Homes, Inc.

  Robert B. Foreman, 52, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  Don L. Canterna, 59, was named Segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry- Burrell, Lightnin and Bran+Luebbe were consolidated.

  David A. Kowalski, 51, was named Segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Kevin L. Lilly, 57, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  Lee Powell, 51, was named an officer in February 2008. He joined SPX in August 2005 as Segment President, Industrial Products and Services. Prior to joining SPX, he spent nine years with the Invensys PLC appliance controls group.

  Drew Ladau, 49, was named segment president, Thermal Equipment and Services in June 2006. He originally joined SPX in 1996, and served as vice president, Business Development until 2000. After leaving SPX in 2000, he rejoined the company in 2003 to serve as division President of Vance International. Prior to first joining SPX, Mr. Ladau held various positions with GE, Tenneco and Black & Decker.

  Jeremy W. Smeltser, 35, is Vice President, and Chief Financial Officer, Flow Technology. Previously he served in various roles for SPX, most recently, as Vice President, Finance. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Michael Whitted, 38, is vice president, Business Development for SPX Corporation. He is responsible for identifying, analyzing, and consummating opportunities for profitable growth through expansion of existing SPX businesses, and external opportunities, including mergers, acquisitions, joint ventures, and strategic partnerships. He is also responsible for SPX's divestiture activities. He joined SPX Corporation in June 2001. Prior to joining SPX Corporation, Mr. Whitted was a vice president at Bear Stearns. While at Bear Stearns, Mr. Whitted worked with industrial and technology clients, but was primarily focused on the consumer products industry. Prior to joining Bear Stearns, Mr. Whitted held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

(c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

(e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 44 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 44 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 2010.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ J. MICHAEL FITZPATRICK J. Michael Fitzpatrick Director
/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director	/s/ MARTHA B. WYRSCH Martha B. Wyrsch Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective November 17, 2008, incorporated herein by reference from our Current Report on Form 8-K filed on November 19, 2008 (file no. 1-6948).
4.1	—
Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.2	—
First Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of December 27, 2002, incorporated herein by reference from our Current Report on Form 8-K filed on January 3, 2003 (file no. 1-6948).
4.3	—
Second Supplemental Indenture between SPX Corporation and JPMorgan Chase Bank, as Trustee, dated as of June 16, 2003, incorporated herein by reference from our Current Report on Form 8-K filed on June 18, 2003 (file no. 1-6948).
4.4	—
Third Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.5	—
Fourth Supplemental Indenture, dated as of March 24, 2005, between SPX Corporation and JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as trustee, incorporated herein by reference from our Current Report on Form 8-K/A filed on November 7, 2005 (file no. 1-6948).
4.6	—
Indenture, dated as of December 13, 2007 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2007 (file no. 1-6948).
4.7	—
Registration Rights Agreement, dated as of December 13, 2007, among SPX Corporation, the Guarantors, and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as representatives of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2007 (file no. 1-6948).
4.8	—
First Supplemental Indenture between SPX Corporation and certain of its subsidiaries and U.S. Bank N.A. as Trustee, dated as of August 14, 2009, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended September 26, 2009.
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
*10.5	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).

Item No.		Description
*10.6	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.7	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.8	—
Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.9	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.10	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.11	—
2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.12	—
Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).
10.13	—
Credit Agreement, dated as of September 21, 2007, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on September 27, 2007 (file no. 1-6948).
*10.14	—	Form of Restricted Stock Agreement under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.15	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.16	—	SPX Corporation 2008 Executive Bonus Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (file no. 1-6948).
*10.17	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (file no. 1-6948).
*10.18	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 18, 2008 (file no. 1-6948).
*10.19	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated October 21, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.20	—
SPX Corporation 1997 Non-Employee Director's Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.21	—
SPX Corporation 2005 Non-Employee Directors' Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.22	—
Amended and restated Employment Agreement between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.23	—
Amended and restated Employment Agreement between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).

Item No.		Description
*10.24	—	Amended and restated Employment Agreement between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.25	—
Amended and restated Employment Agreement between SPX Corporation and Don L. Canterna, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.26	—
Amended and restated Employment Agreement between SPX Corporation and David A. Kowalski, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.27	—
Amended and restated Employment Agreement between SPX Corporation and Kevin Lilly, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.28	—
Amended and restated Employment Agreement between SPX Corporation and Lee S. Powell, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.29	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.30	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.31	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Robert B. Foreman, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.32	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Don L. Canterna, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.33	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and David A. Kowalski, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.34	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Kevin Lilly, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.35	—
Amended and restated Executive Change of Control Agreement between SPX Corporation and Lee S. Powell, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.36	—
SPX Corporation Supplemental Retirement Plan for Top Management, as Amended and Restated October 21, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.37	—
SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.38	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.39	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.40	—	Employment Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).

Item No.		Description
*10.41	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.42	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.43	—
Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.44	—	Change of Control Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.45	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
*10.46	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 46 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP
101.1	—
SPX Corporation Financial information from its Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL, including: (i) Consolidated Statements Of Operation for the years ended December 31, 2009, 2008 and 2007; (ii) Consolidated Balance Sheets at December 31, 2009 and 2008; (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Denotes management contract or compensatory plan or arrangement.