Form 10-Q
period 2010-04-03
SPX CORP
filed 2010-05-05
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Common shares outstanding May 3, 2010 49,893,465

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 3,	March 28,
	2010	2009
Revenues	$1,085.6	$1,159.6
Costs and expenses:
Cost of products sold	772.1	827.6
Selling, general and administrative	248.8	242.0
Intangible amortization	6.2	5.2
Special charges, net	6.8	11.9
Operating income	51.7	72.9

Other expense, net	(12.1)	(12.2)
Interest expense	(20.5)	(23.0)
Interest income	1.6	2.1
Equity earnings in joint ventures	8.7	10.8
Income from continuing operations before income taxes	29.4	50.6

Income tax provision	(11.7)	(12.3)
Income from continuing operations	17.7	38.3

Loss from discontinued operations, net of tax	—	(1.9)
Gain (loss) on disposition of discontinued operations, net of tax	3.6	(12.1)
Income (loss) from discontinued operations, net of tax	3.6	(14.0)

Net income	21.3	24.3
Less: Net loss attributable to noncontrolling interests	(0.8)	(0.1)
Net income attributable to SPX Corporation common shareholders	$22.1	$24.4

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$18.5	$38.7
Income (loss) from discontinued operations, net of tax	3.6	(14.3)
Net income	$22.1	$24.4

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.37	$0.78
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.08	(0.29)
Net income per share attributable to SPX Corporation common shareholders	$0.45	$0.49

Weighted-average number of common shares outstanding — basic	49.530	49.952

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.37	$0.77
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.07	(0.29)
Net income per share attributable to SPX Corporation common shareholders	$0.44	$0.48

Weighted-average number of common shares outstanding — diluted	49.921	50.278

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$464.1	$522.9
Accounts receivable, net	1,047.8	1,046.3
Inventories	569.2	560.3
Other current assets	145.6	121.2
Deferred income taxes	56.1	56.1
Assets of discontinued operations	—	5.7
Total current assets	2,282.8	2,312.5
Property, plant and equipment:
Land	39.6	39.1
Buildings and leasehold improvements	246.0	250.4
Machinery and equipment	711.7	712.2
	997.3	1,001.7
Accumulated depreciation	(461.5)	(455.3)
Property, plant and equipment, net	535.8	546.4
Goodwill	1,583.1	1,600.0
Intangibles, net	695.4	708.3
Deferred income taxes	117.6	114.7
Other assets	447.6	442.5
TOTAL ASSETS	$5,662.3	$5,724.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$457.6	$475.8
Accrued expenses	938.5	987.5
Income taxes payable	49.1	40.3
Short-term debt	101.9	74.4
Current maturities of long-term debt	76.0	76.0
Liabilities of discontinued operations	—	5.3
Total current liabilities	1,623.1	1,659.3

Long-term debt	1,135.1	1,128.6
Other income taxes	92.9	92.1
Other long-term liabilities	954.2	962.9
Total long-term liabilities	2,182.2	2,183.6

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (97,659,370 and 49,879,372 issued and outstanding at April 3, 2010, respectively, and 97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively)	982.6	979.0
Paid-in capital	1,422.4	1,425.7
Retained earnings	2,212.6	2,203.0
Accumulated other comprehensive loss	(254.5)	(213.6)
Common stock in treasury (47,779,998 and 47,915,832 shares at April 3, 2010 and December 31, 2009, respectively)	(2,516.4)	(2,523.3)
Total SPX Corporation shareholders’ equity	1,846.7	1,870.8
Noncontrolling interests	10.3	10.7
Total equity	1,857.0	1,881.5
TOTAL LIABILITIES AND EQUITY	$5,662.3	$5,724.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 3,	March 28,
	2010	2009
Cash flows used in operating activities:
Net income	$21.3	$24.3
Less: Income (loss) from discontinued operations, net of tax	3.6	(14.0)
Income from continuing operations	17.7	38.3
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	6.8	11.9
Deferred income taxes	9.3	—
Depreciation and amortization	27.8	25.1
Pension and other employee benefits	17.4	13.9
Stock-based compensation	11.9	9.2
Other, net	10.9	18.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(48.6)	40.4
Inventories	(1.7)	11.3
Accounts payable, accrued expenses, and other	(65.9)	(186.2)
Cash spending on restructuring actions	(10.7)	(17.8)
Net cash used in continuing operations	(25.1)	(35.0)
Net cash used in discontinued operations	(1.6)	(4.2)
Net cash used in operating activities	(26.7)	(39.2)
Cash flows from (used in) investing activities:
Proceeds from assets sales and other	0.3	—
(Increase) decrease in restricted cash	(5.8)	7.8
Business acquisitions, net of cash acquired	(26.8)	—
Capital expenditures	(11.8)	(15.3)
Net cash used in continuing operations	(44.1)	(7.5)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $6.7 and $18.8 for the three months ended April 3, 2010 and March 28, 2009, respectively)	6.7	18.6
Net cash from (used in) investing activities	(37.4)	11.1
Cash flows from financing activities:
Borrowings under senior credit facilities	102.0	297.0
Repayments under senior credit facilities	(78.3)	(182.0)
Borrowings under trade receivables agreement	10.0	75.0
Repayments under trade receivables agreement	(3.0)	(42.0)
Net repayments under other financing arrangements	(0.1)	(11.1)
Purchases of common stock	—	(113.2)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(8.0)	(5.6)
Purchase of noncontrolling interest in subsidiary	—	(3.2)
Financing fees paid	(1.0)	—
Dividends paid (there were no noncontrolling interest distributions for the three months ended April 3, 2010 and March 28, 2009, respectively)	(12.4)	(13.1)
Net cash from continuing operations	9.2	1.8
Net cash from discontinued operations	—	0.2
Net cash from financing activities	9.2	2.0
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.9)	(18.9)
Net change in cash and equivalents	(58.8)	(45.0)
Consolidated cash and equivalents, beginning of period	522.9	475.9
Consolidated cash and equivalents, end of period	$464.1	$430.9

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All of our VIEs are considered immaterial, individually or in aggregate, to our consolidated balance sheets, statements of operations and statements of cash flows.

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $111.9 and $8.3 and $133.9 and $10.5 for the three months ended April 3, 2010 and March 28, 2009, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified prior year amounts related to discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2010 are April 3, July 3 and October 2, compared to March 28, June 27 and September 26 for 2009, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2010 and will have six fewer days in the fourth quarter of 2010 when compared to the respective 2009 periods.

(2)           NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to us.

In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. The guidance no longer exempts qualifying special-purpose entities from the scope of the Consolidation Topic of the Accounting Standards Codification (“Codification”). In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements (see Note 1).

In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion for which objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term “selling price” replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement.  Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements.  Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. We do not plan on adopting this guidance early. We also do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Codification. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. Further, this guidance may not be adopted until the guidance that amends revenue arrangements with multiple deliverables (as described above) is adopted. We do not plan on adopting this guidance early. We also do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to guidance related to fair value disclosure requirements. The guidance adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification for existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) as it relates to Levels 2 and 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, is effective for fiscal years beginning after December 15, 2010 and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements. The disclosure requirements of significant transfers in and out of Levels 1 and 2 are effective for periods beginning on or after December 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

In February 2010, the FASB amended guidance that required an entity to disclose the date through which it had evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The guidance removes the requirement for an SEC filer to disclose the date through which this evaluation has occurred. This amendment was effective immediately. The adoption of the guidance did not have a material impact on our consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In February, 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S (“Gerstenberg”), a leading designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $32.1, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

In December, 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC (“Yuba”), a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $129.2. Yuba had revenues of approximately $129.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

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

Business	Quarter Discontinued	Actual Closing Quarter of Sale
P.S.D., Inc. (“PSD”)	Q2 2009	Q1 2010
Automotive Filtration Solutions business (“Filtran”)	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter 2010. During the second quarter of 2009, we recorded a net charge of $7.3 to “Gain (loss) on disposition of discontinued operations, net of taxes” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Filtran — During the first quarter of 2009, we recorded an impairment charge of $8.5 based on indications of interest for the business, with all of the charge recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statement of operations. In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009.

In addition to the businesses discussed above, we recognized a net loss of $2.6 during the first quarter of 2009, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2007 through 2009.

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

For the first three months of 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	April 3,	March 28,
	2010	2009
Income (loss) from discontinued operations	$2.2	$(21.6)
Income tax benefit	1.4	7.6
Income (loss) from discontinued operations, net	$3.6	$(14.0)

For the first three months of 2010 and 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	April 3,	March 28,
	2010	2009
Revenues	$1.9	$22.2
Pre-tax income (loss)	—	(2.9)

The major classes of assets and liabilities, excluding intercompany balances, of the business reported as a discontinued operation included in the accompanying condensed consolidated balance sheet at December 31, 2009 are shown below:

Assets:
Accounts receivable, net	$2.3
Inventories	0.2
Other current assets	0.4
Property, plant and equipment, net	0.2
Goodwill and intangibles, net	2.6
Assets of discontinued operations	$5.7

Liabilities:
Accounts payable	$1.4
Accrued expenses	3.9
Liabilities of discontinued operations	$5.3

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, which include valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

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

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products.  Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment for the food and beverage, oil and gas, power generation, chemical, mining and general industrial markets.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its product offerings from a geographic perspective. The segment’s South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

Industrial Products and Services

Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio and cell phone and data transmission broadcast antenna systems, and precision controlled industrial ovens and chambers. This segment continues to focus on global expansion opportunities.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments, including the results of acquisitions from the respective dates of acquisition, are as follows:

	Three months ended
	April 3,	March 28,
	2010	2009
Revenues (1):
Flow Technology	$354.0	$394.0
Test and Measurement	204.4	196.0
Thermal Equipment and Services	353.4	342.2
Industrial Products and Services	173.8	227.4
Total revenues	$1,085.6	$1,159.6

Segment income:
Flow Technology	$41.3	$50.1
Test and Measurement	13.4	5.8
Thermal Equipment and Services	31.5	21.4
Industrial Products and Services	20.1	48.9
Total segment income	$106.3	$126.2

Corporate expense	(22.7)	(23.3)
Pension and postretirement expense	(13.2)	(8.9)
Stock-based compensation expense	(11.9)	(9.2)
Special charges, net	(6.8)	(11.9)

Consolidated operating income	$51.7	$72.9

(1)           Under the percentage of completion method, we recognized revenues of $302.2 and $301.6 in the first quarter of 2010 and 2009, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $208.5 and $193.6 as of April 3, 2010 and December 31, 2009, respectively. The April 3, 2010 balance includes $206.7 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $191.8 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $292.6 and $368.0 as of April 3, 2010 and December 31, 2009, respectively. The April 3, 2010 balance includes $282.2 reported as a component of “Accrued expenses” and $10.4 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $357.0 reported as a component of “Accrued expenses” and $11.0 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)          SPECIAL CHARGES

Special charges, net, for the three months ended April 3, 2010 and March 28, 2009 are summarized and described in more detail below:

	Three months ended
	April 3,	March 28,
	2010	2009
Flow Technology	$2.7	$2.4
Test and Measurement	2.8	7.8
Thermal Equipment and Services	1.2	1.0
Industrial Products and Services	—	0.4
Corporate	0.1	0.3
Total	$6.8	$11.9

Flow Technology Segment — Charges for the three months ended April 3, 2010 related primarily to additional costs associated with restructuring activities initiated in 2009 and an impairment charge of $1.0 associated with an idle facility in

Lake Mills, WI. The charges for the three months ended March 28, 2009 related primarily to exit costs at various international locations.

Test and Measurement Segment — Charges for the three months ended April 3, 2010 and March 28, 2009 related primarily to costs associated with headcount reductions and consolidation activities for a number of domestic and foreign facilities.

Thermal Equipment and Services Segment — Charges for the three months ended April 3, 2010 related primarily to costs associated with headcount reductions at a facility in Wuxi, China and asset impairment charges of $1.0. Charges for the three months ended March 28, 2009 related primarily to costs associated with headcount reductions at facilities in Michigan City, IN; Eden, NC; and Guangzhou, China.

Industrial Products and Services Segment — Charges for the three months ended March 28, 2009 related primarily to costs associated with headcount reductions at a facility in Rockford, IL.

Corporate — Charges for the three months ended April 3, 2010 and March 28, 2009 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the three months ended April 3, 2010 and March 28, 2009:

	Three months ended
	April 3,	March 28,
	2010	2009
Beginning balance	$26.0	$31.5
Special charges (1)	4.8	11.9
Adjustments related to acquisition accounting	—	2.1
Utilization — cash	(10.7)	(17.8)
Currency translation adjustment and other	(0.5)	(1.5)
Ending balance (2)	$19.6	$26.2

(1)           The three months ended April 3, 2010 excludes $2.0 of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)           The balance at April 3, 2010 was composed of $7.2 relating to acquisition integration plans and $12.4 for various restructuring initiatives.

(6)           INVENTORIES

Inventories comprised the following amounts:

	April 3, 2010	December 31, 2009
Finished goods	$208.7	$196.7
Work in process	114.9	118.1
Raw material and purchased parts	277.8	277.2
Total FIFO cost	601.4	592.0
Excess of FIFO cost over LIFO inventory value	(32.2)	(31.7)
Total inventories	$569.2	$560.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 36% and 35% of the total inventory at April 3, 2010 and December 31, 2009, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $6.6 and $3.9 at April 3, 2010 and December 31, 2009, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	April 3, 2010
Flow Technology

Gross Goodwill	$652.2	$17.6	$—	$(15.9)	$653.9
Accumulated Impairments	—	—	—	—	—
Goodwill	652.2	17.6	—	(15.9)	653.9

Test & Measurement

Gross Goodwill	$468.5	$—	$—	$(34.3)	$434.2
Accumulated Impairments	(287.6)	—	—	31.2	(256.4)
Goodwill	180.9	—	—	(3.1)	177.8

Thermal Equipment and Services

Gross Goodwill	$622.6	$—	$—	$(15.5)	$607.1
Accumulated Impairments	(114.1)	—	—	—	(114.1)
Goodwill	508.5	—	—	(15.5)	493.0

Industrial Products and Services

Gross Goodwill	$344.3	$—	$—	$—	$344.3
Accumulated Impairments	(85.9)	—	—	—	(85.9)
Goodwill	258.4	—	—	—	258.4

Total

Gross Goodwill	$2,087.6	$17.6	$—	$(65.7)	$2,039.5
Accumulated Impairments	(487.6)	—	—	31.2	(456.4)
Goodwill	$1,600.0	$17.6	$—	$(34.5)	$1,583.1

(1)           Includes adjustments resulting from recent acquisitions not consummated during the quarter ended April 3, 2010 of $(5.4) and foreign currency translation adjustments totaling $(29.1).

Other Intangibles

Identifiable intangible assets comprise the following:

	April 3, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$26.5	$(21.9)	$4.6	$25.9	$(20.7)	$5.2
Technology	95.6	(17.9)	77.7	94.7	(16.2)	78.5
Customer relationships	232.8	(44.4)	188.4	237.5	(43.1)	194.4
Other	23.0	(9.5)	13.5	23.6	(9.1)	14.5
	377.9	(93.7)	284.2	381.7	(89.1)	292.6
Trademarks with indefinite lives	411.2	—	411.2	415.7	—	415.7
Total	$789.1	$(93.7)	$695.4	$797.4	$(89.1)	$708.3

Estimated annual amortization expense related to these intangible assets is $24.5 in 2010, $22.9 in 2011, $22.2 in 2012, $21.6 in 2013 and $21.0 in 2014.

At April 3, 2010, the net carrying value of intangible assets with determinable lives consisted of $145.8 in the Flow Technology segment, $67.7 in the Test and Measurement segment, and $67.2 in the Thermal Equipment and Services segment. Trademarks with indefinite lives were associated with $203.5 in the Flow Technology segment, $52.8 in the Test and Measurement segment, $139.9 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

We annually test the recoverability of our goodwill and indefinite-lived intangible assets during the fourth quarter based on a measurement date as of the end of the third quarter and continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first three months of 2010 and 2009:

	Three months ended
	April 3,	March 28,
	2010	2009
Balance at beginning of period	$56.7	$58.8
Acquisitions	0.1	0.7
Provisions	6.6	4.2
Usage	(7.9)	(8.0)
Balance at end of period	55.5	55.7
Less: Current portion of warranty	43.4	41.0
Non-current portion of warranty	$12.1	$14.7

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended
	April 3,	March 28,
	2010	2009
Service cost	$2.4	$1.9
Interest cost	15.3	16.4
Expected return on plan assets	(17.1)	(18.6)
Amortization of unrecognized losses	9.3	5.3
Amortization of unrecognized prior service cost	(0.2)	0.1
Total net periodic benefit expense	9.7	5.1
Less: Net periodic benefit expense of discontinued operations	—	(0.2)
Net periodic benefit expense of continuing operations	$9.7	$4.9

Foreign Pension Plans

	Three months ended
	April 3,	March 28,
	2010	2009
Service cost	$0.6	$0.5
Interest cost	3.5	3.2
Expected return on plan assets	(3.6)	(3.1)
Amortization of unrecognized losses	0.4	0.5
Total net periodic benefit expense	0.9	1.1
Less: Net periodic benefit expense of discontinued operations	—	(0.1)
Net periodic benefit expense of continuing operations	$0.9	$1.0

Postretirement Plans

	Three months ended
	April 3,	March 28,
	2010	2009
Service cost	$0.1	$0.1
Interest cost	2.0	2.5
Amortization of unrecognized losses	0.9	0.7
Amortization of unrecognized prior service cost	(0.4)	(0.3)
Net periodic benefit expense	$2.6	$3.0

During the first three months of 2010, we made contributions of approximately $1.7 to our foreign and qualified domestic pension plans, of which $0.8 related to businesses classified as discontinued operations.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended April 3, 2010:

	December 31, 2009	Borrowings	Repayments	Other (4)	April 3, 2010
Term loan	$600.0	$—	$(18.8)	$—	$581.2
Domestic revolving loan facility (1)	61.5	102.0	(59.5)	—	104.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (2)	22.0	10.0	(3.0)	—	29.0
Other indebtedness (3)	46.0	9.1	(9.2)	3.4	49.3
Total debt	1,279.0	$121.1	$(90.5)	$3.4	1,313.0
Less: short-term debt	74.4				101.9
Less: current maturities of long-term debt	76.0				76.0
Total long-term debt	$1,128.6				$1,135.1

(1)           Based on our projected cash flows over the next 12 months, we have included $36.7 of the balance at April 3, 2010 in short-term debt and the remaining $67.3 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(2)           Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. As of April 3, 2010, we had $9.5 available under the arrangement, after giving effect to borrowings of $29.0.

(3)           Includes balances under a purchase card program of $29.0 and $31.5 at April 3, 2010 and December 31, 2009, respectively.

(4)           “Other” includes debt assumed of $3.9 during the quarter ended April 3, 2010, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate amount of $2,300.0, consisting of the following:

•      A term loan facility in an aggregate principal amount of $750.0 (balance of $581.2 at April 3, 2010) with a final maturity of September 2012;

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.37% for the three months ended April 3, 2010, inclusive of the impact of interest rate protection agreements (“Swaps”).

At April 3, 2010, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

(11)         DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of April 3, 2010, the aggregate notional amount of the Swaps was $465.0. The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $16.0 and $16.8 as of April 3, 2010 and December 31, 2009, respectively. In addition, as of April 3, 2010 and December 31, 2009, we recorded a long-term liability of $26.2 and $28.0, respectively, to recognize the fair value of our Swaps.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $66.4 outstanding as of April 3, 2010. The unrealized loss, net of taxes, recorded in AOCI was $1.6 and $4.4 related to FX embedded derivatives and FX forward contracts as of April 3, 2010 and December 31, 2009, respectively.

Commodity Contracts

From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At April 3, 2010, the outstanding notional amount of commodity contracts was 1.2 million pounds of copper. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 3, 2010 and December 31, 2009, the fair value of these contracts was $0.6 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.5 as of both April 3, 2010 and December 31, 2009. We anticipate reclassifying the unrealized gain to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	April 3, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$0.6	Other current assets	$0.9
FX embedded derivatives	Other current assets	1.4	Other assets	0.9
		$2.0		$1.8

FX forward contracts	Accrued expenses	$(2.1)	Accrued expenses	$(1.0)
Swaps	Other long-term liabilities	(26.2)	Other long-term liabilities	(28.0)
FX embedded derivatives	Other long-term liabilities	—	Other long-term liabilities	(10.1)
		$(28.3)		$(39.1)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.1	Other current assets	$0.2
FX embedded derivatives	Other current assets	0.7	Other current assets	0.2
FX embedded derivatives	Other assets	1.0	—	—
		$1.8		$0.4

FX forward contracts	Accrued expenses	$(1.2)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(0.1)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(18.0)	—	—
		$(19.3)		$(0.7)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended April 3, 2010 and March 28, 2009:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2010	2009	reclassified from AOCI	2010	2009
Swaps	$(4.2)	$(1.3)	Interest expense	$(5.6)	$(4.3)
FX forward contracts	(2.1)	—		—	—
FX embedded derivatives	1.8	—	Cost of products sold	0.2	—
Commodity contracts	0.2	1.2	Cost of products sold	0.3	(2.9)
	$(4.3)	$(0.1)		$(5.1)	$(7.2)

(1)           During the three months ended April 3, 2010, gains of $0.1 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three months ended March 28, 2009, there were no amounts recognized relating to derivative ineffectiveness or excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended April 3, 2010 and March 28, 2009:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2010	2009
FX forward contracts	Other expense, net	$(0.3)	$1.2
FX embedded derivatives (1)	Other expense, net	(12.1)	(8.2)
		$(12.4)	$(7.0)

(1)   Includes $4.6 of losses reclassified from AOCI during the three months ended April 3, 2010, resulting from the discontinuance of cash flow hedge accounting as the forecasted transactions were determined to no longer be probable.

(12)         EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 3,	March 28,
	2010	2009
Weighted-average shares outstanding used in basic income per share	49.530	49.952
Dilutive Securities—Employee stock options, restricted stock and restricted stock units	0.391	0.326
Weighted-average number of common shares and dilutive securities used for calculating diluted income per share	49.921	50.278

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.443 and 0.928 for the three months ended April 3, 2010 and March 28, 2009, respectively. For the three months ended April 3, 2010 and March 28, 2009, 0.104 and 0.230, respectively, of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 4.983 of these shares were available for grant at April 3, 2010.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the three months ended, April 3, 2010 and March 28, 2009, we classified excess tax benefits from stock-based compensation of $2.6 and $0.7, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.038 of these shares were available for grant at April 3, 2010. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units as they contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on March 1, 2010 and January 2, 2009:

	Annual expected stock price volatility	Annual expected dividend yield	Average Risk free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
March 1, 2010:
SPX Corporation	62.0%	1.64%	1.20%	0.7250
S&P 500 Composite Index	30.8%	n/a	1.20%
January 2, 2009:
SPX Corporation	52.7%	2.31%	1.12%	0.7272
S&P 500 Composite Index	26.2%	n/a	1.12%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of the grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.  The fair value of the restricted stock and restricted stock units is amortized over the lesser of the requisite or derived service period of each award, which is up to three years.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2009 through April 3, 2010:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	1.435	$51.75
Granted	0.732	48.87
Vested	(0.619)	50.43
Forfeited	(0.012)	49.21
Outstanding at April 3, 2010	1.536	50.92

As of April 3, 2010, there was $33.8 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.6 years.

The following table shows stock option activity from December 31, 2009 through April 3, 2010:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	0.881	$59.86
Exercised	(0.026)	45.19
Forfeited	(0.004)	105.98
Options outstanding and exercisable at April 3, 2010	0.851	60.05

The weighted-average remaining term, in years, of stock options outstanding and exercisable at April 3, 2010 was 1.7. The total number of in-the-money options exercisable on April 3, 2010 was 0.410. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pretax intrinsic value, based on our closing stock price on April 3, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at April 3, 2010 was $9.3.  The aggregate intrinsic value of options exercised during the first three months of 2010 was $0.4, while the related amount for the first three months of 2009 was less than $0.1.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	April 3, 2010	December 31, 2009
Foreign currency translation adjustment	$193.4	$254.6
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $11.2 and $13.0, respectively	(17.1)	(20.7)
Pension liability adjustment, net of tax benefit of $273.4 and $268.0, respectively (1)	(430.8)	(447.5)
Accumulated other comprehensive loss	$(254.5)	$(213.6)

(1)           As of April 3, 2010 and December 31, 2009, includes $4.0 and $6.0, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the three months ended April 3, 2010, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.0 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

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

Dividends

The dividends declared during the first quarters of 2010 and 2009 were $0.25 per share and totaled $12.5 and $12.2, respectively.  First quarter dividends were paid on April 6, 2010 and April 2, 2009.

Changes in Equity

A summary of the changes in equity for the three months ended April 3, 2010 and March 28, 2009 is provided below:

	April 3, 2010			March 28, 2009
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period as restated (see below)	$1,870.8	$10.7	$1,881.5	$1,990.8	$34.0	$2,024.8
Net income (loss)	22.1	(0.8)	21.3	24.4	(0.1)	24.3
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $1.8 and $2.7, respectively	3.6	—	3.6	4.4	—	4.4
Pension liability adjustment, net of tax benefit (provision) of $5.4 and ($2.2), respectively	16.7	—	16.7	3.7	—	3.7
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	(61.2)	0.2	(61.0)	(71.8)	0.1	(71.7)
Total comprehensive loss	(18.8)	(0.6)	(19.4)	(39.3)	—	(39.3)
Dividends declared	(12.5)	—	(12.5)	(12.2)	—	(12.2)
Exercise of stock options and other incentive plan activity, including tax benefit of $1.6 and $0.6, respectively	7.1	—	7.1	6.2	—	6.2
Amortization of restricted stock and stock unit grants	11.9	—	11.9	9.2	—	9.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	(11.8)	—	(11.8)	(6.4)	—	(6.4)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interest	—	0.2	0.2	—	(2.8)	(2.8)
Purchases of common stock	—	—	—	(113.2)	—	(113.2)
Equity, end of period	$1,846.7	$10.3	$1,857.0	$1,833.3	$30.0	$1,863.3

During 2006, we recorded an income tax benefit of $33.2 to “Gain (loss) on disposition of discontinued operations, net of tax” relating to the sale of our Dock Products business.  In the first quarter of 2010, it was determined that the income tax benefit recorded during 2006 to “Gain (loss) on disposition of discontinued operations, net of tax” was overstated by $20.0 resulting from an incorrect calculation of the Dock Products’ income tax basis. We have evaluated the effects of this misstatement on our 2006 consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that no period prior to 2010 is materially misstated.  To correct this misstatement, and as permitted by SAB No. 108, we have (i) reduced beginning retained earnings, SPX’s shareholders’ equity, and total equity and (ii) increased income taxes payable by $20.0 as of the earliest period presented in these condensed consolidated financial statements.

(13)       CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. While we believe we are entitled to indemnification from third parties for some claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $305.2 (including $231.1 for risk management matters) and $308.5 (including $231.8 for risk management matters) at April 3, 2010 and December 31, 2009, respectively. Of these amounts, $235.6 and $236.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 3, 2010 and December 31, 2009, respectively, with the remainder included in “Accrued expenses.”

Litigation Matters

We are subject to litigation matters that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material adverse effect individually or in the aggregate on our financial position, results of operations or cash flows. However, we cannot assure you that these proceedings or claims will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Risk Management Matters

We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by management, based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. Management considers a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable to protect us against potential loss exposure.

Collaborative Arrangements

Collaborative arrangements are defined as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. Costs incurred and revenues generated from transactions with third parties are reported by the collaborators on the appropriate line item in their respective income statements. We disclose (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. Refer to our disclosure on consortium arrangements below.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of April 3, 2010, our share of the aggregate contract value on open consortium arrangements was $445.3 (of which approximately 43.3% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,051.7. As of December 31, 2009, our share of the aggregate contract value on open consortium arrangements was $440.7 (of which approximately 40.4% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,015.2. At April 3, 2010 and December 31, 2009, we recorded a liability of $5.5, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

U.S. Health Care Reform Legislation

In the first quarter of 2010, the Patient Protection and Affordable Care Act of 2010 (the “Act”) was enacted. As discussed in Note 14, the Act eliminated a portion of the federal income tax deduction available to companies that provide prescription drug benefits to retirees under Medicare Part D. We currently are evaluating other prospective effects of the Act.

(14)                          INCOME TAXES

Unrecognized Tax Benefits

As of April 3, 2010, we had gross unrecognized tax benefits of $121.0 (net unrecognized tax benefits of $104.6), of which $101.2, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of April 3, 2010, gross accrued interest excluded from the amounts above totaled $22.4 (net accrued interest of $17.2). There were no significant penalties recorded during the three months ended April 3, 2010 or March 28, 2009.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $40.0 to $50.0.

Tax Contingencies and Other Tax Matters

We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. Accruals for these contingencies are recorded in “Income taxes payable” and “Other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the contingency will be resolved.  As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

The effective income tax rate for the three months ended April 3, 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act. This charge was offset partially by net discrete tax benefits of $5.4 associated with a reduction of taxes accrued in prior years and the resolution of certain domestic and foreign tax positions.

The IRS currently is performing an audit of our 2006 and 2007 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. It is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within the next twelve months since it is reasonably possible that the examination will conclude within that time period.

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

As of April 3, 2010, there has been no significant impact to the fair value of our derivative liabilities based on our evaluation of our own credit risk. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future contractual amounts to a single present value amount.

Assets and liabilities measured at fair value on a recurring basis include the following as of April 3, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.8	$—
Noncurrent assets — FX embedded derivatives	—	1.0	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	3.4	—
Long-term liabilities — FX embedded derivatives and Swaps	—	44.2	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

During the three months ended April 3, 2010, we recorded impairment charges of $2.0 to “Special charges, net” related to an idle facility and certain machinery and equipment (see Note 5).  The fair values of these assets ($2.5 and $0.4, respectively) were based on estimated selling prices.  We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (Level 3).

During the three months ended March 28, 2009, we recorded a pre-tax impairment charge of $13.5, to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets of Filtran (see Note 3) to their estimated fair value. The estimated fair value was based on indications of interest for the business (unobservable inputs - Level 3).

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at April 3, 2010 for similar debt, was $1,312.8 at April 3, 2010, compared to our carrying value of $1,313.0.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Our consolidated operating results for the first quarter of 2010 continued to be impacted by the sluggish global economy, as organic revenue and operating income declined by 11.6% and 29.1%, respectively. Much of the decline in organic revenue and operating income was attributable to a reduction in power transformer volume and pricing, as well as softness within the oil and gas end-market served by our Flow Technology segment. Cost reduction initiatives implemented in 2009 mitigated the resulting decline in profitability. Cash flows used in continuing operations totaled $25.1 during the first quarter of 2010, compared to a use of $35.0 during the same quarter of 2009.  Our first quarter operating cash flows historically have been low, or negative, as this quarter is typically our least profitable and includes annual payments for incentive compensation, rebates, and commissions. Although we are seeing signs of recovery, or at least stabilization, in many of our early-cycle businesses, we remain cautious for the full year as the majority of our business is mid-to-late cycle, which we expect will lag recovery of the broader economy.

Other significant items that impacted our first quarter 2010 operating results were as follows:

•                  Our Flow Technology segment completed the acquisition of Gerstenberg Shröder A/S (“Gerstenberg”) for a purchase price of $32.1; and

•                  Our Industrial Products and Services segment completed the sale of the P.S.D., Inc. business for total consideration of $3.0, resulting in a net gain during the quarter of $3.6 that was recorded to “Gain (loss) on disposition of discontinued operations, net of tax.”

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2010 are April 3, July 3 and October 2, respectively, and March 28, June 27 and September 26 for 2009, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period.  We had six additional days in the first quarter of 2010 and will have six fewer days in the fourth quarter of 2010 when compared to the respective 2009 periods.

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

The following table provides selected financial information for the three months ended April 3, 2010 and March 28, 2009, respectively, including the reconciliation of organic revenue decline to net revenue decline, as defined herein:

	April 3, 2010	March 28, 2009	% Change
Revenues	$1,085.6	$1,159.6	(6.4)
Gross profit	313.5	332.0	(5.6)
% of revenues	28.9%	28.6%
Selling, general and administrative expense	248.8	242.0	2.8
% of revenues	22.9%	20.9%
Intangible amortization	6.2	5.2	19.2
Special charges, net	6.8	11.9	(42.9)
Interest expense, net	(18.9)	(20.9)	(9.6)
Other expense, net	(12.1)	(12.2)	(0.8)
Equity earnings in joint ventures	8.7	10.8	(19.4)
Income from continuing operations before income taxes	29.4	50.6	(41.9)
Income tax provision	(11.7)	(12.3)	(4.9)
Income from continuing operations	17.7	38.3	(53.8)

Components of consolidated revenue growth (decline):
Organic decline			(11.6)
Foreign currency			2.6
Acquisitions, net			2.6
Net revenue decline			(6.4)

Revenues — For the three months ended April 3, 2010, the decrease in revenues compared to the respective 2009 period was the result of organic revenue declines, partially offset by a weaker U.S. dollar against most foreign currencies (e.g., the Euro and British Pound) and the impact of the SPX Heat Transfer Inc. (“SPX Heat Transfer”) acquisition (December 2009) and Gerstenberg acquisition (February 2010), which contributed incremental revenues of $30.4 during the first three months of 2010. The decline in organic revenue was attributable to the continued impact of the global economic recession, with the most significant impact on sales of (i) wet and dry cooling systems and products in the United States and Europe, (ii) power transformers and (iii) products into the oil and gas end-markets served by our Flow Technology segment.

Gross Profit — The decrease in gross profit for the three months ended April 3, 2010, compared to the respective 2009 period, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues was impacted favorably by cost reductions associated with 2009 restructuring initiatives at a number of our businesses and favorable project mix within our cooling products and systems business, partially offset by lower pricing on power transformers.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended April 3, 2010, the increase in SG&A expense was due primarily to the following:

•                  Incremental SG&A associated with the SPX Heat Transfer acquisition and the Gerstenberg acquisition of $2.3 and $1.2, respectively;

•                  A weaker U.S. dollar against most foreign currencies in the first quarter of 2010 (compared to the first quarter of 2009), which resulted in an increase in SG&A of approximately $5.8;

•                  Increased pension expense primarily attributable to a decrease in the discount rates used to value our various plans; and

•                  A higher amount of stock compensation expense primarily attributable to a higher fair value for the 2010 stock compensation awards resulting from an increase in our share price, offset partially by the impact of changing the 2010 grant date from January to March.

These increases were offset partially by cost reductions associated with 2009 restructuring initiatives at a number of our businesses.

Intangible Amortization — For the three months ended April 3, 2010, the increase in intangible amortization was due primarily to incremental amortization associated with intangible assets purchased in the SPX Heat Transfer acquisition.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2010 and 2009.

Other Expense, net — Other expense, net, for the three months ended April 3, 2010 was composed primarily of charges associated with our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $12.4 (see Note 11 to our condensed consolidated financial statements). Other expense, net, for the three months ended March 28, 2009 was composed primarily of charges associated with our FX forward contracts and FX embedded derivatives of $7.0 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $5.1.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income.  The decrease in interest expense, net, was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.  The variable interest rate on our senior credit facilities has declined by approximately 4 basis points since the first quarter of 2009. Refer to the discussion of Liquidity and Financial Condition in our 2009 Annual Report on Form 10-K for details pertaining to our 2009 debt activity.

Equity Earnings in Joint Ventures — The decrease in equity earnings in joint ventures for the three months ended April 3, 2010 was attributable to a decline in operational performance at our EGS Electrical Group, LLC and Subsidiaries joint venture primarily due to the challenging global economic environment.

Income Tax Provision — For the three months ended April 3, 2010, we recorded an income tax provision of $11.7 on $29.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 39.8%. This compares to an income tax provision for the three months ended March 28, 2009 of $12.3 on $50.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.3%. The effective income tax rate for the three months ended April 3, 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act. This charge was offset partially by net discrete tax benefits of $5.4 associated with a reduction of taxes accrued in prior years and the resolution of certain domestic and foreign tax positions. The low effective tax rate for the three months ended March 28, 2009 was due primarily to the favorable settlement of certain tax matters, which totaled $3.5.

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

Business	Quarter Discontinued	Actual Closing Quarter of Sale
P.S.D. Inc. (“PSD”)	Q2 2009	Q1 2010
Automotive Filtration Solutions business (“Filtran”)	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the quarter ended April 3, 2010. During the second quarter of 2009, we recorded a net charge of $7.3 to “Gain (loss) on disposition of discontinued operations, net of taxes” in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Filtran — During the first quarter of 2009, we recorded an impairment charge of $8.5 based on indications of interest for the business, with all of the charge recorded to “Loss on disposition of discontinued operations, net of tax” within our first quarter 2009 condensed consolidated statement of operations. In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009.

In addition to the businesses discussed above, we recognized a net loss of $2.6 during the three months ended March 28, 2009, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2007 through 2009.

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

For the first three months of 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	April 3,	March 28,
	2010	2009
Income (loss) from discontinued operations	$2.2	$(21.6)
Income tax benefit	1.4	7.6
Income (loss) from discontinued operations, net	$3.6	$(14.0)

For the first three months of 2010 and 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	April 3,	March 28,
	2010	2009
Revenues	$1.9	$22.2
Pre-tax income (loss)	—	(2.9)

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

Flow Technology

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
Revenues	$354.0	$394.0	(10.2)
Segment income	41.3	50.1	(17.6)
% of revenues	11.7%	12.7%
Components of segment revenue decline:
Organic decline			(15.3)
Foreign currency			4.5
Acquisitions, net			0.6
Net segment revenue decline			(10.2)

Revenues — For the three months ended April 3, 2010, the decrease in revenues was due to a decline in organic revenues. Specifically, the challenging global economic environment has continued to negatively impact the oil and gas end-market, as well as revenue from large scale systems in the food and beverage end-market. This decline was offset partially by the favorable impact of the weaker U.S. dollar and incremental revenues associated with the February 2010 acquisition of Gerstenburg.

Segment Income — For the three months ended April 3, 2010, segment income and margin decreased primarily as a result of the impact of the organic revenue decline noted above. These decreases in segment income and margin were offset partially by cost reductions associated with restructuring initiatives implemented throughout 2009.

Test and Measurement

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
Revenues	$204.4	$196.0	4.3
Segment income	13.4	5.8	131.0
% of revenues	6.6%	3.0%
Components of segment revenue growth:
Organic growth			2.2
Foreign currency			2.1
Acquisitions, net			—
Net segment revenue growth			4.3

Revenues — For the three months ended April 3, 2010, the increase in revenues was due to an increase in organic revenue and the impact of a weaker U.S. dollar. The organic revenue growth was attributable primarily to an increase in sales to the automotive aftermarket and additional sales of portable pipe and cable locators.

Segment Income — For the three months ended April 3, 2010, segment income and margin increased primarily as a result of cost reductions associated with restructuring initiatives implemented throughout 2009 and the impact of the organic revenue increase noted above.

Thermal Equipment and Services

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
Revenues	$353.4	$342.2	3.3
Segment income	31.5	21.4	47.2
% of revenues	8.9%	6.3%
Components of segment revenue growth:
Organic decline			(7.4)
Foreign currency			2.5
Acquisitions, net			8.2
Net segment revenue growth			3.3

Revenues — For the three months ended April 3, 2010, the increase in revenues was the result of the SPX Heat Transfer acquisition in December 2009 (which contributed incremental revenues of $28.2) and a weaker U.S. dollar, partially offset by a decline in organic revenue. The decline in organic revenue is associated with a decrease in sales of wet and dry cooling systems and products in the United States and Europe, partially offset by an increase in sales in South Africa, related to the Kusile and Medupi projects, and China.

Segment Income — For the three months ended April 3, 2010, segment income and margin increased over the respective prior year period, primarily as a result of favorable project mix and incremental profits associated with the SPX Heat Transfer acquisition.

Industrial Products and Services

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
Revenues	$173.8	$227.4	(23.6)
Segment income	20.1	48.9	(58.9)
% of revenues	11.6%	21.5%
Components of segment revenue decline:
Organic decline			(23.7)
Foreign currency			0.1
Acquisitions, net			—
Net segment revenue decline			(23.6)

Revenues — For the three months ended April 3, 2010, the decrease in revenues was due to a decline in organic revenues associated primarily with a reduction in power transformer volume and pricing, and lower demand for our crystal growing machines and broadcast equipment for the television market.

Segment Income — For the three months ended April 3, 2010, the decrease in segment income and margin was due to the organic revenue decline described above, including the impact of reduced sales prices for power transformers.

Corporate and Other Expenses

	Three months ended
	April 3,	March 28,
	2010	2009	% Change
Total consolidated revenues	$1,085.6	$1,159.6	(6.4)
Corporate expense	22.7	23.3	(2.6)
% of revenues	2.1%	2.0%
Stock-based compensation expense	11.9	9.2	29.3
Pension and postretirement expense	13.2	8.9	48.3

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three months ended April 3, 2010, compared to the prior year period, was due primarily to an increase in the fair value of our 2010 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2010 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 47% compared to the weighted-average fair value of our 2009 awards. This was offset partially by the impact of changing the 2010 grant date from January to March.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three months ended April 3, 2010 was due to a decrease in the discount rates used to value our various plans.

OUTLOOK

The following table highlights our backlog as of April 3, 2010 and December 31, 2009, and the revenue expectations for our segments for 2010 based on information available at the time of this report.

Segment	Comments
Flow Technology

In the first quarter of 2010, the segment experienced a revenue decline of 10.2%. Based on modest growth in our early-cycle filtration and general industrial markets, stabilization in the oil and gas market in the second half of 2010, and the incremental revenue from the Gerstenberg acquisition (anticipated to deliver 3% revenue growth for the year), we are projecting the full year revenue to be flat to up 4% compared to 2009. The segment had backlog of $619.8 and $578.9 as of April 3, 2010 and December 31, 2009, respectively. We expect to convert approximately 70% of the segment’s April 3, 2010 backlog to revenue over the remainder of 2010.

Test and Measurement

We are projecting continued recovery in our aftermarket business and a modest increase in OE programs in the second half of the year driven by 2011 model year introductions. Full year revenue growth is expected to be comparable to that experienced in the first quarter of 2010. Backlog for the segment is not material, as the related businesses are primarily short-cycle in nature.

Thermal Equipment and Services

In the first quarter of 2010, the segment experienced a revenue increase of 3.3%. We expect timing on large projects to continue to be an important driver for this segment. This factor may contribute to significant fluctuations in revenues and profits from period to period. As an example, although revenues in South Africa and China are expected to increase in 2010, we have tempered our projections, recognizing that potential construction delays on such large contracts are not uncommon. Additionally, we believe revenues in 2010 will be favorably impacted by the SPX Heat Transfer acquisition, which is anticipated to deliver 7% revenue growth for the year. However, we project these increases to be offset by declines in other businesses in the United States and Europe, resulting in projected full-year revenue that is flat to up 4% compared to 2009. We had backlog of $1,785.1 and $1,973.4 as of April 3, 2010 and December 31, 2009, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2014. We expect to convert approximately 45% of the segment’s April 3, 2010 backlog to revenue over the remainder of 2010.

Industrial Products and Services

In the first quarter of 2010, the segment experienced a revenue decline of 23.6%. Based on lower year-over-year volume and price declines in our transformer business, and continued organic growth in the early-cycle business within the segment, we are projecting a full year revenue decline of between 9% and 13% compared to 2009. Backlog for the segment totaled $357.8 and $393.3 as of April 3, 2010 and December 31, 2009, respectively. We expect to convert approximately 80% of the segment’s April 3, 2010 backlog to revenue over the remainder of 2010.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 3, 2010 and March 28, 2009.

Cash Flow

	Three months ended
	April 3,	March 28,
	2010	2009
Continuing operations:
Cash flows used in operating activities	$(25.1)	$(35.0)
Cash flows used in investing activities	(44.1)	(7.5)
Cash flows from financing activities	9.2	1.8
Cash flows from discontinued operations	5.1	14.6
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.9)	(18.9)
Net change in cash and equivalents	$(58.8)	$(45.0)

Operating Activities — The decrease in cash flows used in operating activities during the three months ended April 3, 2010, as compared to the same period in 2009, was due primarily to a decline in annual incentive compensation payments of $36.5 (annual incentive compensation for the prior year is paid in the first quarter of the subsequent year) and cash spending on restructuring actions (2010 – $10.7 and 2009 – $17.8), partially offset by a decline in operating earnings and an income tax refund of $23.2 that was received during the three months ended March 28, 2009.

Investing Activities — The increase in cash used in investing activities during the three months ended April 3, 2010, as compared to the same period in 2009, was due primarily to the acquisition of Gerstenberg during the first quarter of 2010 which resulted in a net cash outflow of $28.2, and a decrease in restricted cash during the first quarter of 2009 of $7.8, as compared to an increase in restricted cash during the first quarter of 2010 of $5.8.

Financing Activities — The increase in cash flows from financing activities during the three months ended April 3, 2010, as compared to the same period in 2009, was due primarily to differences in net borrowings and stock repurchase activity. In the first quarter of 2009, we repurchased $113.2 of SPX common stock and had net borrowings of $136.9, compared to no open market stock repurchases and net borrowings of $30.6 in the first quarter of 2010.

Discontinued Operations — The decrease in cash flows from discontinued operations during the three months ended April 3, 2010 as compared to the same period in 2009 was due primarily to cash proceeds of $18.8 received in connection with the sale of Dezurik during the three months ended March 28, 2009. This was offset partially by the $3.0 in proceeds received in connection with the sale of PSD during the three months ended April 3, 2010.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first three months of 2010. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2009	Borrowings	Repayments	Other (4)	April 3, 2010
Term loan	$600.0	$—	$(18.8)	$—	$581.2
Domestic revolving loan facility (1)	61.5	102.0	(59.5)	—	104.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes	21.3	—	—	—	21.3
Trade receivables financing arrangement (2)	22.0	10.0	(3.0)	—	29.0
Other indebtedness (3)	46.0	9.1	(9.2)	3.4	49.3
Total debt	1,279.0	$121.1	$(90.5)	$3.4	1,313.0
Less: short-term debt	74.4				101.9
Less: current maturities of long-term debt	76.0				76.0
Total long-term debt	$1,128.6				$1,135.1

(1)                                  Based on our projected cash flows over the next 12 months, we have included $36.7 of the balance at April 3, 2010 in short-term debt and the remaining $67.3 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(2)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)                                  Includes balances under a purchase card program of $29.0 and $31.5 at April 3, 2010 and December 31, 2009, respectively.

(4)                                  “Other” includes debt assumed of $3.9 during the quarter ended April 3, 2010, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As of April 3, 2010 and December 31, 2009, the participating businesses had $29.0 and $31.5, respectively, outstanding under this arrangement. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At April 3, 2010, we had $380.9 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $104.0 and to $115.1 reserved for outstanding letters of credit. In addition, at April 3, 2010, we had $273.1 of available issuance capacity under our foreign trade facility after giving effect to $676.9 reserved for outstanding letters of credit. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of April 3, 2010, we had $9.5 available under the trade receivables financing agreement, after giving effect to borrowings of $29.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

Distress in the financial markets, over the last eighteen months, has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during the first quarter of 2010 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $464.1 at April 3, 2010, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, any equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

Financial Instruments

We measure our financial assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

Our interest rate protection agreements (“Swaps”), FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risk. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of April 3, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future contractual amounts to a single present value amount. Assets and liabilities measured at fair value on a recurring basis included the following as of April 3, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.8	$—
Noncurrent assets — FX embedded derivatives	—	1.0	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	3.4	—
Long-term liabilities — FX embedded derivatives and Swaps	—	44.2	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

Interest Rate Swaps

We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of April 3, 2010, the aggregate notional amount of Swaps was $465.0.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $16.0 and $16.8 as of April 3, 2010 and December 31, 2009, respectively. In addition, as of April 3, 2010 and December 31, 2009, we recorded a long-term liability of $26.2 and $28.0, respectively, to recognize the fair value of our Swaps.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $66.4 outstanding as of April 3, 2010. The unrealized loss, net of taxes, recorded in AOCI was $1.6 and $4.4 related to FX embedded derivatives and FX forward contracts as of April 3, 2010 and December 31, 2009, respectively. The net loss recorded in “Other expense, net” related to the FX forward contracts and embedded derivatives totaled $12.4 and $7.0 for the quarters ended April 3, 2010 and March 28, 2009, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	April 3, 2010				December 31, 2009
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.1	$—	$3.3	$—	$0.2	$—	$1.4	$—
FX embedded derivatives	2.1	1.0	0.1	18.0	0.2	0.9	0.3	10.1

Commodity Contracts

From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At April 3, 2010, the outstanding notional amount of commodity contracts was 1.2 million pounds of copper. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 3, 2010 and December 31, 2009, the fair value of these contracts was $0.6 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.5 as of both April 3, 2010 and December 31, 2009. We anticipate reclassifying the unrealized gain to income over the next 12 months.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable, Swaps, and foreign currency forward and forward commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  Our total net liabilities for unrecognized tax benefits including interest were $104.6 as of April 3, 2010.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $15.0 to $20.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” and “Risk Factors” in our 2009 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.

The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2009 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2009 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2009 Annual Report on Form 10-K, in any subsequent filings, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2009 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 3, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 3, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the headings “General” and “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended April 3, 2010:

Period	Total number of shares purchased(1)	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program

1/1/10-02/06/10	92,210	$54.70	—	—

02/07/10-03/06/10	—	—	—	—

03/07/10-04/03/10	—	—	—	—

Total	92,210		—	—

(1)                                  Represents the surrender to us of common stock in order to satisfy tax withholding obligations in connection with the vesting of restricted stock.

ITEM 6. Exhibits

10.1

First Amendment, dated February 22, 2010, to the Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our current report on Form 8-K filed on February 23, 2010 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 3, 2010, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and March 28, 2009; (ii) Condensed Consolidated Balance Sheets at April 3, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and March 28, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 5, 2010	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 5, 2010	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1

First Amendment, dated February 22, 2010, to the Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our current report on Form 8-K filed on February 23, 2010 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 3, 2010, formatted in XBRL, including: (i)  Condensed Consolidated Statements of Operations for the three months ended April 3, 2010 and March 28, 2009; (ii) Condensed Consolidated Balance Sheets at April 3, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and March 28, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.