Form 10-Q
period 2010-07-03
SPX CORP
filed 2010-08-05
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Common shares outstanding August 2, 2010 49,984,087

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenues	$1,189.7	$1,193.5	$2,275.3	$2,353.1
Costs and expenses:
Cost of products sold	836.5	845.4	1,608.6	1,673.0
Selling, general and administrative	254.9	242.1	503.7	484.1
Intangible amortization	6.4	5.2	12.6	10.4
Special charges, net	4.4	23.3	11.2	35.2
Operating income	87.5	77.5	139.2	150.4

Other expense, net	(1.8)	(1.6)	(13.9)	(13.8)
Interest expense	(20.6)	(22.8)	(41.1)	(45.8)
Interest income	1.3	2.1	2.9	4.2
Equity earnings in joint ventures	7.2	5.5	15.9	16.3
Income from continuing operations before income taxes	73.6	60.7	103.0	111.3

Income tax provision	(4.2)	(21.6)	(15.9)	(33.9)
Income from continuing operations	69.4	39.1	87.1	77.4

Income (loss) from discontinued operations, net of tax	—	0.5	—	(1.4)
Gain (loss) on disposition of discontinued operations, net of tax	8.6	(6.5)	12.2	(18.6)
Income (loss) from discontinued operations, net of tax	8.6	(6.0)	12.2	(20.0)

Net income	78.0	33.1	99.3	57.4
Less: Net loss attributable to noncontrolling interests	(0.8)	(0.3)	(1.6)	(0.4)
Net income attributable to SPX Corporation common shareholders	$78.8	$33.4	$100.9	$57.8

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$70.2	$39.5	$88.7	$78.3
Income (loss) from discontinued operations, net of tax	8.6	(6.1)	12.2	(20.5)
Net income	$78.8	$33.4	$100.9	$57.8

Basic income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$1.41	$0.81	$1.79	$1.58
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.18	(0.13)	0.24	(0.41)
Net income per share attributable to SPX Corporation common shareholders	$1.59	$0.68	$2.03	$1.17

Weighted-average number of common shares outstanding — basic	49.657	49.021	49.594	49.484

Diluted income per share of common stock
Income from continuing operations attributable to SPX Corporation common shareholders	$1.40	$0.80	$1.77	$1.57
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.17	(0.12)	0.24	(0.41)
Net income per share attributable to SPX Corporation common shareholders	$1.57	$0.68	$2.01	$1.16

Weighted-average number of common shares outstanding — diluted	50.294	49.424	50.109	49.848

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$408.1	$522.9
Accounts receivable, net	1,070.6	1,046.3
Inventories	543.9	560.3
Other current assets	174.3	121.2
Deferred income taxes	52.0	56.1
Assets of discontinued operations	—	5.7
Total current assets	2,248.9	2,312.5
Property, plant and equipment:
Land	37.7	39.1
Buildings and leasehold improvements	238.5	250.4
Machinery and equipment	699.0	712.2
	975.2	1,001.7
Accumulated depreciation	(455.2)	(455.3)
Property, plant and equipment, net	520.0	546.4
Goodwill	1,555.5	1,600.0
Intangibles, net	679.8	708.3
Deferred income taxes	94.1	114.7
Other assets	459.6	442.5
TOTAL ASSETS	$5,557.9	$5,724.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$476.9	$475.8
Accrued expenses	897.0	987.5
Income taxes payable	27.6	40.3
Short-term debt	76.9	74.4
Current maturities of long-term debt	97.5	76.0
Liabilities of discontinued operations	—	5.3
Total current liabilities	1,575.9	1,659.3

Long-term debt	1,107.4	1,128.6
Other income taxes	93.7	92.1
Other long-term liabilities	935.6	962.9
Total long-term liabilities	2,136.7	2,183.6

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (97,756,826 and 49,978,187 issued and outstanding at July 3, 2010, respectively, and 97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively)	983.6	979.0
Paid-in capital	1,435.2	1,425.7
Retained earnings	2,279.0	2,203.0
Accumulated other comprehensive loss	(344.9)	(213.6)
Common stock in treasury (47,778,639 and 47,915,832 shares at July 3, 2010 and December 31, 2009, respectively)	(2,516.3)	(2,523.3)
Total SPX Corporation shareholders’ equity	1,836.6	1,870.8
Noncontrolling interests	8.7	10.7
Total equity	1,845.3	1,881.5
TOTAL LIABILITIES AND EQUITY	$5,557.9	$5,724.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 3,	June 27,
	2010	2009
Cash flows from (used in) operating activities:
Net income	$99.3	$57.4
Less: Income (loss) from discontinued operations, net of tax	12.2	(20.0)
Income from continuing operations	87.1	77.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	11.2	35.2
Gain on sale of product line	—	(1.4)
Deferred and other income taxes	11.7	4.4
Depreciation and amortization	55.9	51.9
Pension and other employee benefits	34.5	27.7
Stock-based compensation	20.1	15.3
Other, net	2.2	14.1
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(139.3)	88.4
Inventories	13.7	56.3
Accounts payable, accrued expenses, and other	(57.4)	(310.6)
Cash spending on restructuring actions	(17.2)	(31.8)
Net cash from continuing operations	22.5	26.9
Net cash from (used in) discontinued operations	(2.0)	8.2
Net cash from operating activities	20.5	35.1
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	2.1	1.6
(Increase) decrease in restricted cash	(4.9)	9.9
Business acquisitions and other investments, net of cash acquired	(58.3)	—
Capital expenditures	(23.6)	(44.9)
Net cash used in continuing operations	(84.7)	(33.4)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $7.4 and $18.8 for the six months ended July 3, 2010 and June 27, 2009, respectively)	7.4	18.5
Net cash used in investing activities	(77.3)	(14.9)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	111.0	272.0
Repayments under senior credit facilities	(110.0)	(200.8)
Borrowings under trade receivables agreement	10.0	112.0
Repayments under trade receivables agreement	(11.0)	(60.0)
Net borrowings (repayments) under other financing arrangements	0.1	(18.3)
Purchases of common stock	—	(113.2)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(6.6)	(5.6)
Purchase of noncontrolling interest in subsidiary	—	(3.2)
Financing fees paid	(1.0)	—
Dividends paid (includes noncontrolling interest distributions of $0.3 and $0.0 for the six months ended July 3, 2010 and June 27, 2009, respectively)	(25.1)	(25.2)
Net cash used in continuing operations	(32.6)	(42.3)
Net cash from discontinued operations	—	0.2
Net cash used in financing activities	(32.6)	(42.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	(25.4)	(19.5)
Net change in cash and equivalents	(114.8)	(41.4)
Consolidated cash and equivalents, beginning of period	522.9	475.9
Consolidated cash and equivalents, end of period	$408.1	$434.5

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All our VIEs are considered immaterial, individually and in aggregate, to our consolidated balance sheets, statements of operations and statements of cash flows.

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS totaled $104.2 and $6.8 and $99.0 and $5.1 for the three months ended July 3, 2010 and June 27, 2009, respectively. For the six months ended July 3, 2010 and June 27, 2009, EGS’s revenues and our equity earnings from our investment in EGS totaled $216.1 and $15.1 and $232.9 and $15.6, respectively. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. Under this guidance, qualifying special-purpose entities are no longer exempt from the scope of the Consolidation Topic of the Accounting Standards Codification (“Codification”). In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements (see Note 1).

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

In January 2010, the FASB issued an amendment to guidance related to fair value disclosure requirements. The guidance adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification for existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) as it relates to Levels 2 and 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, is effective for fiscal years beginning after December 15, 2010, and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements. The disclosure requirements for significant transfers in and out of Levels 1 and 2 are effective for periods beginning on or after December 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

(3)                                 ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

Subsequent to the quarter-end, on July 21, 2010, in the Flow Technology segment, we completed the acquisition of the Anhydro business, a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment for a purchase price of approximately $68.0, net of cash acquired of approximately $9.0. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

In April 2010, in the Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems Ltd. (“TTS”), a leading global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $8.7 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

In February 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S (“Gerstenberg”), a leading designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $32.1, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC (“Yuba”), a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $127.8, after adjusting for a working capital settlement during 2010 of $1.4. Yuba had revenues of approximately $129.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since acquisition are not material to our results of operations.

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

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter of 2010. During the second quarter of 2009, we recorded a net charge of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Filtran — During the second quarter of 2010, we recorded a net gain of $1.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. During the first quarter of 2009, we recorded an impairment charge of $8.5 based on indications of interest for the business to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations. In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second quarter of 2009, we recorded a net charge of $0.2 in connection with adjustments to certain liabilities that we retained.

In addition to the businesses discussed above, we recognized a net gain of $1.0 during the three months ended June 27, 2009 and a net loss of $1.6 during the six months ended June 27, 2009, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2007 through 2009.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers, or if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains (losses) on these, and other previous divestitures, may be materially adjusted in subsequent periods.

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service (“IRS”).  In connection with such, we recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

For the three and six months ended July 3, 2010 and June 27, 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Income (loss) from discontinued operations	$0.2	$(6.9)	$2.4	$(28.5)
Income tax benefit	8.4	0.9	9.8	8.5
Income (loss) from discontinued operations, net	$8.6	$(6.0)	$12.2	$(20.0)

For the three and six months ended July 3, 2010 and June 27, 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenues	$—	$25.6	$1.9	$47.8
Pre-tax income (loss)	—	0.8	—	(2.2)

The major classes of assets and liabilities, excluding intercompany balances, of the business reported as a discontinued operation included in the accompanying condensed consolidated balance sheet at December 31, 2009 are shown below:

December 31, 2009
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

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to blend, meter and transport fluids, as well as air and gas filtration and dehydration products.  Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, fluid mixers, agitators, metering systems, filters and dehydration equipment for the food and beverage, oil and gas, power generation, chemical, mining and general industrial markets.  The segment continues to focus on optimizing its global footprint, taking advantage of cross-product integration opportunities, and increasing its competitive position in our global end-markets, with an emphasis on food and beverage.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as thermal components and service offerings. The segment’s South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments, including the results of acquisitions from the respective dates of acquisition, are as follows:

	Three months ended		Six months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Revenues (1):
Flow Technology	$383.4	$396.2	$737.4	$790.2
Test and Measurement	239.9	207.6	444.3	403.6
Thermal Equipment and Services	393.1	368.9	746.5	711.1
Industrial Products and Services	173.3	220.8	347.1	448.2
Total revenues	$1,189.7	$1,193.5	$2,275.3	$2,353.1

Segment income:
Flow Technology	$45.2	$48.5	$86.5	$98.6
Test and Measurement	23.7	13.3	37.1	19.1
Thermal Equipment and Services	48.9	27.5	80.4	48.9
Industrial Products and Services	17.7	46.6	37.8	95.5
Total segment income	135.5	135.9	241.8	262.1

Corporate expense	(22.5)	(19.2)	(45.2)	(42.5)
Pension and postretirement expense	(12.9)	(9.8)	(26.1)	(18.7)
Stock-based compensation expense	(8.2)	(6.1)	(20.1)	(15.3)
Special charges, net	(4.4)	(23.3)	(11.2)	(35.2)

Consolidated operating income	$87.5	$77.5	$139.2	$150.4

(1)                                 Under the percentage of completion method, we recognized revenues of $313.5 and $323.4 in the three months ended July 3, 2010 and June 27, 2009, respectively. For the six months ended July 3, 2010 and June 27, 2009, revenues under the percentage of completion method were $615.7 and $627.3, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $219.6 and $193.6 as of July 3, 2010 and December 31, 2009,

respectively. The July 3, 2010 balance includes $217.8 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $191.8 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $270.0 and $368.0 as of July 3, 2010 and December 31, 2009, respectively. The July 3, 2010 balance includes $260.9 reported as a component of “Accrued expenses” and $9.1 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $357.0 reported as a component of “Accrued expenses” and $11.0 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES

Special charges, net, for the three and six months ended July 3, 2010 and June 27, 2009 are summarized and described in more detail below:

	Three months ended		Six months ended
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
Flow Technology	$3.8	$7.4	$6.5	$9.8
Test and Measurement	0.5	8.0	3.3	15.8
Thermal Equipment and Services	—	5.8	1.2	6.8
Industrial Products and Services	—	1.6	—	2.0
Corporate	0.1	0.5	0.2	0.8
Total	$4.4	$23.3	$11.2	$35.2

Flow Technology Segment — Charges for the three and six months ended July 3, 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for facilities in Australia (one) and New Zealand (two), additional costs associated with restructuring activities initiated in 2009, and an impairment charge of $1.0 associated with an idle facility in Lake Mills, WI. Charges for the three and six months ended June 27, 2009 related primarily to exit costs for locations in Orebro, Sweden; Mexico City, Mexico; Rochester, NY; and Buffalo, NY, as well as additional integration costs associated with the December 31, 2007 acquisition of APV.

Test and Measurement Segment — Charges for the three and six months ended July 3, 2010 and June 27, 2009 related primarily to costs associated with headcount reductions and consolidation activities that impacted facilities in North America, Europe and Asia Pacific.

Thermal Equipment and Services Segment — Charges for the six months ended July 3, 2010 related primarily to costs associated with headcount reductions at a facility in Wuxi, China and asset impairment charges of $1.0. Charges for the three and six months ended June 27, 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Michigan City, IN; and Eden, NC.

Industrial Products and Services Segment — Charges for the three and six months ended June 27, 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL and Waukesha, WI.

Corporate — Charges for the three and six months ended July 3, 2010 related primarily to our legal entity reduction initiative. The charges for the three and six months ended June 27, 2009 related primarily to our legal entity reduction initiative and the closure of our information technology data center in Horsham, PA.

The following is an analysis of our restructuring and integration liabilities for the six months ended July 3, 2010 and June 27, 2009:

	Six months ended
	July 3,	June 27,
	2010	2009
Beginning balance	$26.0	$31.5
Special charges (1)	9.2	32.8
Adjustments related to acquisition accounting	0.3	4.0
Utilization — cash	(17.2)	(31.8)
Currency translation adjustment and other	(1.2)	(1.2)
Ending balance (2)	$17.1	$35.3

(1)                                 The six months ended July 3, 2010 and June 27, 2009 excluded $2.0 and $2.4, respectively, of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)                                 The balance at July 3, 2010 was composed of $6.4 relating to acquisition integration plans and $10.7 for various restructuring initiatives.

(6)                                 INVENTORIES

Inventories comprised the following amounts:

	July 3, 2010	December 31, 2009
Finished goods	$208.1	$196.7
Work in process	109.8	118.1
Raw material and purchased parts	258.3	277.2
Total FIFO cost	576.2	592.0
Excess of FIFO cost over LIFO inventory value	(32.3)	(31.7)
Total inventories	$543.9	$560.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 36% and 35% of the total inventory at July 3, 2010 and December 31, 2009, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $7.2 and $3.9 at July 3, 2010 and December 31, 2009, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	July 3, 2010
Flow Technology
Gross Goodwill	$652.2	$18.0	$—	$(28.3)	$641.9
Accumulated Impairments	—	—	—	—	—
Goodwill	652.2	18.0	—	(28.3)	641.9

Test & Measurement
Gross Goodwill	468.5	—	—	(18.3)	450.2
Accumulated Impairments	(287.6)	—	—	11.3	(276.3)
Goodwill	180.9	—	—	(7.0)	173.9

Thermal Equipment and Services
Gross Goodwill	622.6	—	—	(34.5)	588.1
Accumulated Impairments	(114.1)	—	—	—	(114.1)
Goodwill	508.5	—	—	(34.5)	474.0

Industrial Products and Services
Gross Goodwill	344.3	7.3	—	—	351.6
Accumulated Impairments	(85.9)	—	—	—	(85.9)
Goodwill	258.4	7.3	—	—	265.7

Total
Gross Goodwill	2,087.6	25.3	—	(81.1)	2,031.8
Accumulated Impairments	(487.6)	—	—	11.3	(476.3)
Goodwill	$1,600.0	$25.3	$—	$(69.8)	$1,555.5

(1)                                  Includes adjustments resulting from recent acquisitions not consummated during the six months ended July 3, 2010 of $2.4 and foreign currency translation adjustments totaling $(72.2).

Other Intangibles

Identifiable intangible assets comprise the following:

	July 3, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$24.2	$(20.1)	$4.1	$25.9	$(20.7)	$5.2
Technology	93.7	(18.3)	75.4	94.7	(16.2)	78.5
Customer relationships	224.4	(42.4)	182.0	237.5	(43.1)	194.4
Other	23.0	(9.6)	13.4	23.6	(9.1)	14.5
	365.3	(90.4)	274.9	381.7	(89.1)	292.6
Trademarks with indefinite lives	404.9	—	404.9	415.7	—	415.7
Total	$770.2	$(90.4)	$679.8	$797.4	$(89.1)	$708.3

Estimated annual amortization expense related to these intangible assets is $25.9 in 2010, $25.3 in 2011, $23.3 in 2012, $22.9 in 2013 and $22.3 in 2014.

At July 3, 2010, the net carrying value of intangible assets with determinable lives consisted of $135.3 in the Flow Technology segment, $61.5 in the Test and Measurement segment, $65.9 in the Thermal Equipment and Services segment, and $12.2 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $198.0 in the Flow Technology segment, $52.9 in the Test and Measurement segment, $139.0 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

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

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2010 and 2009:

	Six months ended
	July 3,	June 27,
	2010	2009
Balance at beginning of period	$56.7	$58.8
Acquisitions	0.2	0.7
Provisions	12.5	9.9
Usage	(16.5)	(13.4)
Balance at end of period	52.9	56.0
Less: Current portion of warranty	41.4	44.8
Non-current portion of warranty	$11.5	$11.2

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost	$2.3	$2.1	$4.7	$4.0
Interest cost	15.3	16.7	30.6	33.1
Expected return on plan assets	(17.1)	(18.5)	(34.2)	(37.1)
Amortization of unrecognized losses	9.0	5.7	18.3	11.0
Amortization of unrecognized prior service cost	(0.2)	(0.2)	(0.4)	(0.1)
Total net periodic benefit expense	9.3	5.8	19.0	10.9
Less: Net periodic benefit expense of discontinued operations	—	—	—	(0.2)
Net periodic benefit expense of continuing operations	$9.3	$5.8	$19.0	$10.7

Foreign Pension Plans

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost	$0.5	$0.7	$1.1	$1.2
Interest cost	3.4	3.4	6.9	6.6
Expected return on plan assets	(3.4)	(3.2)	(7.0)	(6.3)
Amortization of unrecognized losses	0.4	0.5	0.8	1.0
Total net periodic benefit expense	0.9	1.4	1.8	2.5
Less: Net periodic benefit expense of discontinued operations	—	(0.2)	—	(0.3)
Net periodic benefit expense of continuing operations	$0.9	$1.2	$1.8	$2.2

Postretirement Plans

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Service cost	$—	$—	$0.1	$0.1
Interest cost	2.0	2.4	4.0	4.9
Amortization of unrecognized losses	1.0	0.8	1.9	1.5
Amortization of unrecognized prior service cost	(0.3)	(0.4)	(0.7)	(0.7)
Net periodic benefit expense of continuing operations	$2.7	$2.8	$5.3	$5.8

During the first six months of 2010, we made contributions of approximately $12.2 to our foreign and qualified domestic pension plans, of which $1.2 related to businesses classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended July 3, 2010:

	December 31, 2009	Borrowings	Repayments	Other (5)	July 3, 2010
Term loan	$600.0	$—	$(37.5)	$—	$562.5
Domestic revolving loan facility (1)	61.5	111.0	(72.5)	—	100.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes (2)	21.3	—	—	—	21.3
Trade receivables financing arrangement (3)	22.0	10.0	(11.0)	—	21.0
Other indebtedness (4)	46.0	9.1	(9.0)	2.7	48.8
Total debt	1,279.0	$130.1	$(130.0)	$2.7	1,281.8
Less: short-term debt	74.4				76.9
Less: current maturities of long-term debt	76.0				97.5
Total long-term debt	$1,128.6				$1,107.4

(1)                                  Based on our projected domestic cash flows over the next 12 months, we have included $18.8 of the balance at July 3, 2010 in short-term debt and the remaining $81.2 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(2)                                  The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheet as of July 3, 2010.

(3)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. As of July 3, 2010, we had $25.3 available under the arrangement, after giving effect to borrowings of $21.0.

(4)                                  Includes balances under a purchase card program of $32.3 and $31.5 at July 3, 2010 and December 31, 2009, respectively.

(5)                                  “Other” includes debt assumed of $3.9 during the six months ended July 3, 2010, and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate amount of $2,300.0, consisting of the following:

•                  A term loan facility in an aggregate principal amount of $750.0 (balance of $562.5 at July 3, 2010) with a final maturity of September 2012;

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.36% for the six months ended July 3, 2010, inclusive of the impact of interest rate protection agreements (“Swaps”).

At July 3, 2010, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

(11)                          DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of July 3, 2010 and December 31, 2009, the aggregate notional amount of the Swaps was $450.0 and $480.0, respectively. The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $14.2 and $16.8 as of July 3, 2010 and December 31, 2009, respectively. In addition, as of July 3, 2010 and December 31, 2009, we recorded a long-term liability of $23.1 and $28.0, respectively, to recognize the fair value of our Swaps.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $106.3 and $100.2 outstanding as of July 3, 2010 and December 31, 2009, respectively. The unrealized loss, net of taxes, recorded in AOCI was $2.0 and $4.4 related to FX embedded derivatives and FX forward contracts as of July 3, 2010 and December 31, 2009, respectively.

Commodity Contracts

From time to time, we enter into forward commodity contracts (“commodity contracts”) to manage the exposure on forecasted purchases of commodity raw materials. At July 3, 2010 and December 31, 2009, the outstanding notional amount of commodity contracts was 1.2 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 3, 2010 and December 31, 2009, the fair values of these contracts were $0.3 and $0.9, respectively (recorded as a current liability and a current asset, respectively). The unrealized loss, net of taxes, recorded in AOCI was $0.2 as of July 3, 2010, compared to an unrealized gain, net of taxes, of $0.5 as of December 31, 2009. We anticipate reclassifying the unrealized loss to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	July 3, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	—	$—	Other current assets	$0.9
FX embedded derivatives	Other current assets	2.4	Other assets	0.9
		$2.4		$1.8

Commodity contracts	Accrued expenses	$(0.3)	—	$—
FX forward contracts	Accrued expenses	(1.8)	Accrued expenses	(1.0)
Swaps	Other long-term liabilities	(23.1)	Other long-term liabilities	(28.0)
FX embedded derivatives	—	—	Other long-term liabilities	(10.1)
		$(25.2)		$(39.1)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$3.1	Other current assets	$0.2
FX embedded derivatives	Other current assets	2.2	Other current assets	0.2
		$5.3		$0.4

FX forward contracts	Accrued expenses	$(1.6)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(0.6)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(27.1)	—	—
		$(29.3)		$(0.7)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations and AOCI for the three months ended July 3, 2010 and June 27, 2009:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2010	2009	reclassified from AOCI	2010	2009
Swaps	$(2.0)	$(0.2)	Interest expense	$(5.2)	$(4.7)
FX forward contracts	(1.2)	—	—	—	—
FX embedded derivatives	0.8	(1.3)	Cost of products sold	0.4	—
Commodity contracts	(1.1)	1.2	Cost of products sold	0.3	(2.6)
	$(3.5)	$(0.3)		$(4.5)	$(7.3)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended July 3, 2010 and June 27, 2009:

	Amount of gain (loss) recognized in AOCI, pre- tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2010	2009	reclassified from AOCI	2010	2009
Swaps	$(6.2)	$(1.5)	Interest expense	$(10.8)	$(9.0)
FX forward contracts	(3.3)	—	—	—	—
FX embedded derivatives	2.6	(1.3)	Cost of products sold	0.6	—
Commodity contracts	(0.9)	2.4	Cost of products sold	0.6	(5.5)
	$(7.8)	$(0.4)		$(9.6)	$(14.5)

(1)                                  During the three and six months ended July 3, 2010, gains of $0.8 and $0.9, respectively, were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and six months ended June 27, 2009, gains of $0.2 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended July 3, 2010 and June 27, 2009:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2010	2009
FX forward contracts	Other expense, net	$2.8	$5.1
FX embedded derivatives	Other expense, net	(10.4)	(7.5)
		$(7.6)	$(2.4)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended July 3, 2010 and June 27, 2009:

	Classification of gain (loss) recognized in	Classification of gain (loss) recognized in
	income	2010	2009
FX forward contracts	Other expense, net	$2.5	$6.3
FX embedded derivatives (1)	Other expense, net	(22.5)	(15.7)
		$(20.0)	$(9.4)

(1)          Includes $4.6 of losses reclassified from AOCI during the six months ended July 3, 2010 resulting from the discontinuance of cash flow hedge accounting as the forecasted transactions were determined to no longer be probable.

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Weighted-average shares outstanding used in basic income per share	49.657	49.021	49.594	49.484
Dilutive Securities—Employee stock options and restricted stock units	0.637	0.403	0.515	0.364
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.294	49.424	50.109	49.848

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.428 and 0.436 for the three and six months ended July 3, 2010, respectively, and 0.840 and 0.884 for the three and six months ended June 27, 2009, respectively. For the three and six months ended July 3, 2010, 0.102 and 0.103, respectively, and for the three and six months ended June 27, 2009, 0.225 and 0.227, respectively, of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 4.987 of these shares were available for grant at July 3, 2010.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the six months ended July 3, 2010 and June 27, 2009, we classified excess tax benefits from stock-based compensation of $2.9 and $0.7, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.038 of these shares were available for grant at July 3, 2010. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, generally vest ratably over three years, which vesting may be subject to performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock at the close of business on the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired.  Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2009 through July 3, 2010:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	1.435	$51.75
Granted	0.733	48.87
Vested	(0.621)	50.51
Forfeited	(0.016)	49.40
Outstanding at July 3, 2010	1.531	50.90

As of July 3, 2010, there was $25.5 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.6 years.

The following table shows stock option activity from December 31, 2009 through July 3, 2010:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	0.881	$59.86
Exercised	(0.055)	49.45
Forfeited	(0.005)	103.08
Options outstanding and exercisable at July 3, 2010	0.821	60.29

The weighted-average remaining term, in years, of stock options outstanding and exercisable at July 3, 2010 was 1.5. The total number of in-the-money options exercisable on July 3, 2010 was 0.388. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on July 3, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at July 3, 2010 was $3.6.  The aggregate intrinsic value of options exercised during the first six months of 2010 was $0.8, while the related amount for the first six months of 2009 was less than $0.1.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	July 3, 2010	December 31, 2009
Foreign currency translation adjustment	$95.9	$254.6
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $10.9 and $13.0, respectively	(16.4)	(20.7)
Pension liability adjustment, net of tax benefit of $269.6 and $268.0, respectively (1)	(424.4)	(447.5)
Accumulated other comprehensive loss	$(344.9)	$(213.6)

(1)                                  As of July 3, 2010 and December 31, 2009, includes $4.0 and $6.0, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the six months ended July 3, 2010, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.1 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

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

Dividends

The dividends declared during each of the first two quarters of 2010 and 2009 were $0.25 per share and totaled $12.5 and $12.4 during the first and second quarters of 2010, respectively, and $12.2 and $12.3 during the first and second quarters of 2009, respectively. Second quarter dividends were paid on July 6, 2010 and July 2, 2009.

Changes in Equity

A summary of the changes in equity for the three months ended July 3, 2010 and June 27, 2009 is provided below:

	July 3, 2010			June 27, 2009
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period as restated (see below)	$1,846.7	$10.3	$1,857.0	$1,833.3	$30.0	$1,863.3
Net income (loss)	78.8	(0.8)	78.0	33.4	(0.3)	33.1
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.3 and $2.8, respectively	0.7	—	0.7	4.2	—	4.2
Pension liability adjustment, net of tax provision of $3.8 and $2.0 respectively	6.4	—	6.4	3.7	—	3.7
Foreign currency translation adjustments	(97.5)	(0.4)	(97.9)	50.7	0.4	51.1
Total comprehensive income (loss)	(11.6)	(1.2)	(12.8)	92.0	0.1	92.1
Dividends declared	(12.4)	—	(12.4)	(12.3)	—	(12.3)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.2 and $0.1, respectively	6.1	—	6.1	3.9	—	3.9
Amortization of restricted stock and restricted stock unit grants	8.2	—	8.2	6.1	—	6.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	(0.4)	—	(0.4)	—	—	—
Dividends attributable to noncontrolling interest	—	(0.3)	(0.3)	—	—	—
Other changes in noncontrolling interest	—	(0.1)	(0.1)	—	0.8	0.8
Equity, end of period	$1,836.6	$8.7	$1,845.3	$1,923.0	$30.9	$1,953.9

A summary of the changes in equity for the six months ended July 3, 2010 and June 27, 2009 is provided below:

	July 3, 2010			June 27, 2009
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period as restated (see below)	$1,870.8	$10.7	$1,881.5	$1,990.8	$34.0	$2,024.8
Net income (loss)	100.9	(1.6)	99.3	57.8	(0.4)	57.4
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $2.1 and $5.5, respectively	4.3	—	4.3	8.6	—	8.6
Pension liability adjustment, net of tax benefit (provision) of $1.6 and ($4.2), respectively	23.1	—	23.1	7.4	—	7.4
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	(158.7)	(0.2)	(158.9)	(21.1)	0.5	(20.6)
Total comprehensive income (loss)	(30.4)	(1.8)	(32.2)	52.7	0.1	52.8
Dividends declared	(24.9)	—	(24.9)	(24.5)	—	(24.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $1.8 and $0.7, respectively	13.2	—	13.2	10.1	—	10.1
Amortization of restricted stock and restricted stock unit grants	20.1	—	20.1	15.3	—	15.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	(12.2)	—	(12.2)	(6.4)	—	(6.4)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(1.8)	(1.2)	(3.0)
Dividends attributable to noncontrolling interests	—	(0.3)	(0.3)	—	—	—
Other changes in noncontrolling interests	—	0.1	0.1	—	(2.0)	(2.0)
Purchases of common stock	—	—	—	(113.2)	—	(113.2)
Equity, end of period	$1,836.6	$8.7	$1,845.3	$1,923.0	$30.9	$1,953.9

During 2006, we recorded an income tax benefit of $33.2 to “Gain (loss) on disposition of discontinued operations, net of tax” relating to the sale of our Dock Products business.  In the first quarter of 2010, it was determined that the income tax benefit recorded during 2006 to “Gain (loss) on disposition of discontinued operations, net of tax,” was overstated by $20.0 resulting from an improper calculation of the Dock Products’ income tax basis. We have evaluated the effects of this misstatement on our 2006 consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” (“SAB No. 108”) and concluded that no period prior to 2010 is materially misstated.  To correct this misstatement, and as permitted by SAB No. 108, we have (i) reduced beginning retained earnings, SPX’s shareholders’ equity, and total equity and (ii) increased income taxes payable by $20.0 as of the earliest period presented in these condensed consolidated financial statements.

(13)                          CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits, and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. While we believe we are entitled to indemnification from third parties for some claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $299.1 (including $227.7 for risk management matters) and $308.5 (including $231.8 for risk management matters) at July 3, 2010 and December 31, 2009, respectively. Of these amounts, $235.3 and $236.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 3, 2010 and December 31, 2009, respectively, with the remainder included in “Accrued expenses.”

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

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-

party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of July 3, 2010, our share of the aggregate contract value on open consortium arrangements was $428.9 (of which approximately 48.1% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,022.4. As of December 31, 2009, our share of the aggregate contract value on open consortium arrangements was $440.7 (of which approximately 40.4% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,015.2. At July 3, 2010 and December 31, 2009, we recorded a liability of $5.6 and $5.5, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)                          INCOME TAXES

Unrecognized Tax Benefits

As of July 3, 2010, we had gross unrecognized tax benefits of $98.1 (net unrecognized tax benefits of $81.4), of which $78.2, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of July 3, 2010, gross accrued interest excluded from the amounts above totaled $20.9 (net accrued interest of $16.2). There were no significant penalties recorded during the three and six months ended July 3, 2010 or June 27, 2009.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $25.0 to $35.0.

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

During the second quarter of 2010, the Internal Revenue Service (“IRS”) completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent’s Report (“RAR”). We disagree with and have protested certain adjustments to the Appeals Office of the IRS. Upon issuance of the RAR, we reduced a portion of our valuation allowance and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold resulting in the recognition of income tax benefits of $22.0 and $7.3 to continuing and discontinued operations, respectively. While the resolution of these adjustments may result in tax liabilities that may differ from the accruals established, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

As of July 3, 2010, there has been no significant impact to the fair value of our derivative liabilities based on our evaluation of our own credit risk. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

Assets and liabilities measured at fair value on a recurring basis included the following as of July 3, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$7.7	$—
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	4.3	—
Long-term liabilities — FX embedded derivatives and Swaps	—	50.2	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

During the first quarter of 2010, we recorded impairment charges of $2.0 to “Special charges, net” related to an idle facility and certain machinery and equipment (see Note 5). The fair values of these assets ($2.5 and $0.4, respectively) were based on the estimated selling prices.  We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (Level 3).

During the six months ended June 27, 2009, we recorded pre-tax impairment charges of $20.8, to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets of Filtran and PSD (see Note 3) to their estimated fair values. The estimated fair values were based on indications of interest for the businesses, which are unobservable inputs (Level 3). We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (Level 3).

The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at July 3, 2010 for similar debt, was $1,285.5 at July 3, 2010, compared to our carrying value of $1,281.8.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the second quarter of 2010, we continued to see stabilization in a number of our businesses, as revenues and segment income for the quarter were comparable to the prior year’s second quarter (a year-over-year organic revenue decline of 2.0% and segment income of $135.5 and $135.9 in the second quarter of 2010 and 2009, respectively). Specifically, our early-cycle industrial businesses and our diagnostic service tools business have begun to improve, while our later-cycle businesses (e.g., our power transformer business and project related businesses within our Flow Technology segment) continue to be negatively impacted by the global economic recession.  On a year-to-date basis compared to the prior year, organic revenue and segment income have declined 6.7% and 7.7%, respectively, while operating cash flows for the first six months of 2010 totaled $22.5 versus $26.9 for the same period of 2009.  Other items of note that impacted operating results for the first six months of 2010 were as follows:

•                  We incurred special charges of $11.2 during the first half of 2010, compared to $35.2 during the first half of 2009.  During 2009, we implemented significant restructuring initiatives at a number of our businesses in response to the global economic recession.

•                  Income Taxes:

•                  In connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns by the Internal Revenue Service (“IRS”), we recorded income tax benefits of $22.0 to continuing operations and $7.3 to discontinued operations during the second quarter of 2010; and

•                  During the first quarter of 2010, we recorded an income tax charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the enactment of the Patient Protection and Affordable Care Act during the quarter.

•                  Acquisitions:

•                  In April 2010, in the Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems, Ltd. (“TTS”);

•                  In February 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S (“Gerstenberg”); and

•                  In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary (“SPX Heat Transfer”) completed the acquisition of substantially all of the assets and certain liabilities of Yuba Heat Transfer, LLC (the “SPX Heat Transfer acquisition”).

•                  During the first quarter of 2010, we completed the sale of P.S.D., Inc., within our Industrial Products and Services segment, resulting in a net gain to discontinued operations of $3.6.

We have yet to see a clear inflection point with regard to the global economic recession and, thus, we are not expecting a significant recovery in our operating results during the second half of 2010.

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

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations from period to period. Revenues for our service solutions business typically follow program launch timing for diagnostic systems and service equipment. In the aggregate, our businesses tend to be stronger in the second half of the year.

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

The following table provides selected financial information for the three and six months ended July 3, 2010 and June 27, 2009, respectively, including the reconciliation of organic revenue decline to net revenue decline, as defined herein:

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Revenues	$1,189.7	$1,193.5	(0.3)	$2,275.3	$2,353.1	(3.3)
Gross profit	353.2	348.1	1.5	666.7	680.1	(2.0)
% of revenues	29.7%	29.2%		29.3%	28.9%
Selling, general and administrative expense	254.9	242.1	5.3	503.7	484.1	4.0
% of revenues	21.4%	20.3%		22.1%	20.6%
Intangible amortization	6.4	5.2	23.1	12.6	10.4	21.2
Special charges, net	4.4	23.3	(81.1)	11.2	35.2	(68.2)
Other expense, net	(1.8)	(1.6)	12.5	(13.9)	(13.8)	0.7
Interest expense, net	(19.3)	(20.7)	(6.8)	(38.2)	(41.6)	(8.2)
Equity earnings in joint ventures	7.2	5.5	30.9	15.9	16.3	(2.5)
Income from continuing operations before income taxes	73.6	60.7	21.3	103.0	111.3	(7.5)
Income tax provision	(4.2)	(21.6)	(80.6)	(15.9)	(33.9)	(53.1)
Income from continuing operations	69.4	39.1	77.5	87.1	77.4	12.5

Components of consolidated revenue decline:
Organic decline			(2.0)			(6.7)
Foreign currency			(1.5)			0.5
Acquisitions			3.2			2.9
Net revenue decline			(0.3)			(3.3)

Revenues — For the three and six months ended July 3, 2010, the decrease in revenues, compared to the respective 2009 periods, was the result of organic revenue declines. The declines in organic revenue were attributable to the continued impact of the global economic recession, with the most significant impact on sales of (i) power transformers, (ii) cooling systems and products in Europe, and (iii) products sold into the oil and gas end-markets and large scale systems in the food and beverage end-markets served by our Flow Technology segment. These declines in organic revenue were offset partially by increases in sales of (i) cooling systems and products in China and South Africa and (ii) diagnostic service tools to the automotive OEMs. Revenues for the three and six months ended July 3, 2010 were impacted favorably by the SPX Heat Transfer acquisition in December 2009 and the Gerstenberg acquisition in February 2010, with such acquisitions contributing incremental revenues of $36.8 and $67.3, respectively, during the aforementioned periods.

Gross Profit — The increases in gross profit and gross profit as a percentage of revenues during the three months ended July 3, 2010, compared to the respective 2009 period, were the result of (i) improved project execution and favorable project mix within our cooling products and systems businesses and (ii) the favorable impact of cost reductions associated with 2009 restructuring initiatives at a number of our businesses. These favorable impacts to gross profit and gross profit as a percentage of revenue were offset partially by lower pricing on power transformers.

For the six months ended July 3, 2010, the decline in gross profit, compared to the respective period in 2009, was the result of the revenue performance described above and lower pricing on power transformers, while gross profit as a percentage of revenue exceeded the percentage during the comparable period of 2009 as a result of the matters noted above for the three months ended July 3, 2010.

Selling, General and Administrative (“SG&A”) expenses — For the three and six months ended July 3, 2010, the increase in SG&A expense, compared to the respective 2009 periods, was due primarily to the following:

•                  Incremental SG&A associated with the SPX Heat Transfer and Gerstenberg acquisitions;

•                  A higher amount of stock compensation expense primarily attributable to a higher fair value for the 2010 stock compensation awards resulting from an increase in our grant date share price;

•                  A higher amount of pension expense primarily attributable to a decrease in the discount rate used to value our obligations to the various plans; and

•                  Higher corporate expense as a result of marketing expenditures associated with our SPX branding initiative.

These increases were offset partially by cost reductions associated with 2009 restructuring initiatives at a number of our businesses.

Intangible Amortization — For the three and six months ended July 3, 2010, compared to the respective 2009 periods, the increase in intangible amortization was due primarily to incremental amortization associated with intangible assets purchased in the SPX Heat Transfer, Gerstenberg, and TTS acquisitions.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2010 and 2009.

Other Expense, net — Other expense, net, for the three months ended July 3, 2010 was composed primarily of charges associated with a net decline in fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $6.8 (see Note 11 to our condensed consolidated financial statements), partially offset by foreign currency transaction gains of $4.3 and investment income of $0.7. Other expense, net, for the three months ended June 27, 2009 was composed primarily of charges associated with a net decline in fair value of our FX forward contracts and FX embedded derivatives of $2.2 (see Note 11 to our condensed consolidated financial statements), partially offset by a gain of $1.4 associated with the final settlement of a product line sale that occurred in 2006.

Other expense, net, for the six months ended July 3, 2010 was composed primarily of charges associated with a net decline in fair value of our FX forward contracts and FX embedded derivatives of $19.1 (see Note 11 to our condensed consolidated financial statements), partially offset by foreign currency transaction gains of $3.7 and investment income of $1.5. Other expense, net, for the six months ended June 27, 2009 was composed primarily of charges associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $9.2 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $5.1, partially offset by the gain of $1.4 noted above.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, compared to the 2009 periods, was the result of lower average debt balances during 2010. Refer to the discussion of Liquidity and Financial Condition in our 2009 Annual Report on Form 10-K for details pertaining to our 2009 debt activity.

Equity Earnings in Joint Ventures — Equity earnings in joint ventures is composed primarily of earnings from our EGS Electrical Group, LLC and Subsidiaries joint venture, which totaled $6.8 and $5.1 for the three months ended July 3, 2010 and June 27, 2009, respectively, and $15.1 and $15.6 for the six months ended July 3, 2010 and June 27, 2009, respectively.

Income Tax Provision — For the three months ended July 3, 2010, we recorded an income tax provision of $4.2 on $73.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 5.7%. This compares to an income tax provision for the three months ended June 27, 2009 of $21.6 on $60.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.6%. The effective income tax rate for the three months ended July 3, 2010 was impacted favorably by a tax benefit of $22.0 that was recorded during the period in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns.

For the six months ended July 3, 2010, we recorded an income tax provision of $15.9 on $103.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.4%. This compares to an income tax provision for the six months ended June 27, 2009 of $33.9 on $111.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 30.5%. The effective income tax rate for the six months ended July 3, 2010 was impacted favorably by the tax benefit of $22.0 noted above. This benefit was offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act. The low effective tax rate for the six months ended June 27, 2009 was due primarily to the favorable settlement of certain tax matters, which totaled $5.0.

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

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter of 2010. During the second quarter of 2009, we recorded a net charge of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

Filtran — During the second quarter of 2010, we recorded a net gain of $1.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. During the first quarter of 2009, we recorded an impairment charge of $8.5 based on indications of interest for the business to “Gain (loss) on disposition of discontinued

operations, net of tax” within our condensed consolidated statements of operations. In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second quarter of 2009, we recorded a net charge of $0.2 in connection with adjustments to certain liabilities that we retained.

In addition to the businesses discussed above, we recognized a net gain of $1.0 during the three months ended June 27, 2009 and a net loss of $1.6 during the six months ended June 27, 2009, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2007 through 2009.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers, or if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains (losses) on these, and other previous divestitures, may be materially adjusted in subsequent periods.

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the IRS. In connection with such, we recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

For the three and six months ended July 3, 2010 and June 27, 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Income (loss) from discontinued operations	$0.2	$(6.9)	$2.4	$(28.5)
Income tax benefit	8.4	0.9	9.8	8.5
Income (loss) from discontinued operations, net	$8.6	$(6.0)	$12.2	$(20.0)

For the three and six months ended July 3, 2010 and June 27, 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
Revenues	$—	$25.6	$1.9	$47.8
Pre-tax income (loss)	—	0.8	—	(2.2)

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

Flow Technology

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Revenues	$383.4	$396.2	(3.2)	$737.4	$790.2	(6.7)
Segment income	45.2	48.5	(6.8)	86.5	98.6	(12.3)
% of revenues	11.8%	12.2%		11.7%	12.5%
Components of segment revenue decline:
Organic decline			(6.0)			(10.6)
Foreign currency			(1.0)			1.7
Acquisitions			3.8			2.2
Net segment revenue decline			(3.2)			(6.7)

Revenues — For the three and six months ended July 3, 2010, the decrease in revenues, compared to the respective 2009 periods, was due to a decline in organic revenues. Specifically, the challenging global economic environment has continued to negatively impact revenue from the oil and gas end-market, as well as revenue from large scale systems in the food and beverage end-market. This decline was offset partially by incremental revenues associated with the February 2010 acquisition of Gerstenberg.

Segment Income — For the three and six months ended July 3, 2010, segment income and margin decreased, compared to the respective 2009 periods, primarily as a result of the decline in organic revenue noted above. In addition, segment income and margin for the three and six months ended July 3, 2010 also were negatively impacted by non-recurring charges associated with the Gerstenberg acquisition. These decreases in segment income and margin were offset partially by cost reductions associated with restructuring initiatives implemented throughout 2009.

Test and Measurement

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Revenues	$239.9	$207.6	15.6	$444.3	$403.6	10.1
Segment income	23.7	13.3	78.2	37.1	19.1	94.2
% of revenues	9.9%	6.4%		8.4%	4.7%
Components of segment revenue growth:
Organic growth			17.8			10.1
Foreign currency			(2.2)			—
Acquisitions			—			—
Net segment revenue growth			15.6			10.1

Revenues — For the three and six months ended July 3, 2010, the increase in revenues, compared to the respective 2009 periods, was due to an increase in organic revenue. The organic revenue growth was attributable to an increase in sales to the automotive OEMs, as well as additional sales of locator products and fare-collection systems. Revenues for the three months ended July 3, 2010 were impacted negatively by a stronger U.S. dollar.

Segment Income — For the three and six months ended July 3, 2010, segment income and margin increased, compared to the respective 2009 periods, primarily as a result of the impact of the organic revenue increase noted above and cost reductions associated with restructuring initiatives implemented throughout 2009.

Thermal Equipment and Services

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Revenues	$393.1	$368.9	6.6	$746.5	$711.1	5.0
Segment income	48.9	27.5	77.8	80.4	48.9	64.4
% of revenues	12.4%	7.5%		10.8%	6.9%
Components of segment revenue growth:
Organic growth (decline)			3.3			(1.8)
Foreign currency			(2.6)			(0.2)
Acquisitions			5.9			7.0
Net segment revenue growth			6.6			5.0

Revenues — For the three and six months ended July 3, 2010, the increase in revenues, compared to the respective 2009 periods, primarily was the result of the SPX Heat Transfer acquisition in December 2009 (which contributed incremental revenues of $21.6 and $49.8 during the three and six months ended July 3, 2010, respectively). Organic revenue for the three and six months ended July 3, 2010 was impacted favorably by an increase in sales of cooling systems and products in China and South Africa.  These increases in organic revenue were offset partially for the three months ended July 3, 2010, and more than offset for the six months ended July 3, 2010, by a decrease in sales of cooling systems and products in Europe.  Revenues for the three and six months ended July 3, 2010 were impacted negatively by a stronger U.S. dollar.

Segment Income — For the three and six months ended July 3, 2010, segment income and margin increased, compared to the respective 2009 periods, primarily as a result of improved project execution, and favorable project mix and incremental profits associated with the SPX Heat Transfer acquisition.

Industrial Products and Services

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Revenues	$173.3	$220.8	(21.5)	$347.1	$448.2	(22.6)
Segment income	17.7	46.6	(62.0)	37.8	95.5	(60.4)
% of revenues	10.2%	21.1%		10.9%	21.3%
Components of segment revenue decline:
Organic decline			(21.9)			(22.9)
Foreign currency			(0.2)			—
Acquisitions			0.6			0.3
Net segment revenue decline			(21.5)			(22.6)

Revenues — For the three and six months ended July 3, 2010, the decrease in revenues, compared to the respective 2009 periods, was due to a decline in organic revenues associated primarily with a reduction in power transformer volume and pricing.

Segment Income — For the three and six months ended July 3, 2010, the decrease in segment income and margin, compared to the respective 2009 periods, was due to the organic revenue decline described above, including the impact of reduced sales prices for power transformers.

Corporate and Other Expenses

	Three months ended			Six months ended
	July 3,	June 27,		July 3,	June 27,
	2010	2009	% Change	2010	2009	% Change
Total consolidated revenues	$1,189.7	$1,193.5	(0.3)	$2,275.3	$2,353.1	(3.3)
Corporate expense	22.5	19.2	17.2	45.2	42.5	6.4
% of revenues	1.9%	1.6%		2.0%	1.8%
Stock-based compensation expense	8.2	6.1	34.4	20.1	15.3	31.4
Pension and postretirement expense	12.9	9.8	31.6	26.1	18.7	39.6

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For the three and six months ended July 3, 2010, the increase in corporate expense, compared to the respective 2009 periods, was due primarily to marketing expenditures associated with our SPX branding initiative.

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three and six months ended July 3, 2010, compared to the respective prior year periods, was due primarily to an increase in the fair value of our 2010 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2010 stock-based compensation awards, which is directly correlated to changes in our grant date share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 48% compared to the weighted-average fair value of our 2009 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three and six months ended July 3, 2010 was due primarily to a decrease in the discount rate used to value our obligations to the various plans.

OUTLOOK

The following table highlights our backlog as of July 3, 2010 and December 31, 2009 and the revenue expectations for our segments for 2010 based on information available at the time of this report.

Segment	Comments
Flow Technology

In the first half of 2010, the segment experienced a revenue decline of 6.7%. Based on expected modest growth in our early-cycle filtration and general industrial markets, stabilization in the oil and gas and food and beverage markets in the second half of 2010, and the contribution from Gerstenberg and our recently announced acquisition of the Anhydro business (which are anticipated to deliver revenue growth of between 6% and 7% for the year), we are projecting full year revenue to increase between 1% and 3% compared to 2009. The segment had backlog of $635.7 and $578.9 as of July 3, 2010 and December 31, 2009, respectively. We expect to convert approximately 64% of the segment’s July 3, 2010 backlog to revenue over the remainder of 2010.

Test and Measurement

In the first half of 2010, the segment experienced a revenue increase of 10.1%. We are projecting continued recovery in our aftermarket business and a modest increase in OE programs in the second half of the year driven by 2011 model year introductions. Full year revenue growth is expected to be between 6% and 8% compared to 2009. Backlog for the segment is not material, as the related businesses are primarily short-cycle in nature.

Thermal Equipment and Services

In the first half of 2010, the segment experienced a revenue increase of 5.0%. We expect timing on large projects to continue to be an important driver for the segment. This factor may contribute to significant fluctuations in revenues and profits from period to period. As an example, although revenues in South Africa and China are expected to increase during 2010, we have tempered our projections, recognizing that potential construction delays on such large contracts are not uncommon. Additionally, we believe revenues in 2010 will be favorably impacted by the SPX Heat Transfer acquisition, which is anticipated to deliver revenue growth of between 5% and 6% for the year. However, we project these increases will be offset by declines in other businesses in the United States and Europe, resulting in projected full-year revenue that is flat to up 2% compared to 2009. We had backlog of $1,597.4 and $1,973.4 as of July 3, 2010 and December 31, 2009, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2014. We expect to convert approximately 37% of the segment’s July 3, 2010 backlog to revenue over the remainder of 2010.

Industrial Products and Services

In the first half of 2010, the segment experienced a revenue decline of 22.6%. Based on expected lower year-over-year volume and price declines in our transformer business, partially offset by organic growth in the early-cycle businesses within the segment, we are projecting a full year revenue decline of between 10% and 12% compared to 2009. Backlog for the segment totaled $369.2 and $393.3 as of July 3, 2010 and December 31, 2009, respectively. We expect to convert approximately 68% of the segment’s July 3, 2010 backlog to revenue over the remainder of 2010.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 3, 2010 and June 27, 2009.

Cash Flow

	Six months ended
	July 3,	June 27,
	2010	2009
Continuing operations:
Cash flows from operating activities	$22.5	$26.9
Cash flows used in investing activities	(84.7)	(33.4)
Cash flows used in financing activities	(32.6)	(42.3)
Cash flows from discontinued operations	5.4	26.9
Change in cash and equivalents due to changes in foreign currency exchange rates	(25.4)	(19.5)
Net change in cash and equivalents `	$(114.8)	$(41.4)

Operating Activities — The decrease in cash flows from operating activities during the six months ended July 3, 2010, as compared to the same period in 2009, primarily is the result of an increase in working capital. In addition, we received an income tax refund of $23.2 during the first six months of 2009.  These items were offset partially by a decline in annual incentive compensation payments of $36.5 (annual incentive compensation for the prior year is paid in the first quarter of the subsequent year) and cash spending on restructuring actions (2010 - $17.2 and 2009 - $31.8).

Investing Activities — The increase in cash used in investing activities during the six months ended July 3, 2010 as compared to the same period in 2009 was due primarily to business acquisitions and investments (i.e., the Gerstenberg and TTS acquisitions and the EGS investment) during the first half of 2010, which resulted in a net cash outflow of $58.3, and an increase in restricted cash during the six months ended July 3, 2010 of $4.9, as compared to a decrease in restricted cash during the six months ended June 27, 2009 of $9.9, partially offset by a decline in capital expenditures (2010 - $23.6 and 2009 - $44.9).

Financing Activities — The decrease in cash flows used in financing activities during the six months ended July 3, 2010, as compared to the same period in 2009, was due primarily to decreases in stock repurchase and net borrowing activity. In the six months ended June 27, 2009, we repurchased $113.2 of SPX common stock and had net borrowings of $104.9, compared to no open market stock repurchases and net borrowings of $0.1 in the first six months of 2010.

Discontinued Operations — The decrease in cash flows from discontinued operations during the six months ended July 3, 2010, as compared to the same period in 2009, was due primarily to cash proceeds during the six months ended June 27, 2009 of (i) $18.8 received in connection with the sale of Dezurik and (ii) $17.4 related to an income tax refund associated with the disposition of the Air Filtration business.  The cash flow from discontinued operations for the six months ended July 3, 2010 was composed primarily of $3.0 in proceeds received in connection with the sale of PSD and a $3.7 repayment of a note receivable that was received in connection with the sale of Dezurik.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first six months of 2010. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2009	Borrowings	Repayments	Other (5)	July 3, 2010
Term loan	$600.0	$—	$(37.5)	$—	$562.5
Domestic revolving loan facility (1)	61.5	111.0	(72.5)	—	100.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes (2)	21.3	—	—	—	21.3
Trade receivables financing arrangement (3)	22.0	10.0	(11.0)	—	21.0
Other indebtedness (4)	46.0	9.1	(9.0)	2.7	48.8
Total debt	1,279.0	$130.1	$(130.0)	$2.7	1,281.8
Less: short-term debt	74.4				76.9
Less: current maturities of long-term debt	76.0				97.5
Total long-term debt	$1,128.6				$1,107.4

(1)                                  Based on our projected domestic cash flows over the next 12 months, we have included $18.8 of the balance at July 3, 2010 in short-term debt and the remaining $81.2 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(2)                                  The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheet as of July 3, 2010.

(3)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(4)                                  Includes balances under a purchase card program of $32.3 and $31.5 at July 3, 2010 and December 31, 2009, respectively.

(5)                                  “Other” includes debt assumed of $3.9 during the six months ended July 3, 2010, and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As of July 3, 2010 and December 31, 2009, the participating businesses had $32.3 and $31.5, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Availability — At July 3, 2010, we had $389.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $100.0 and to $110.4 reserved for outstanding letters of credit. In addition, at July 3, 2010, we had $301.6 of available issuance capacity under our foreign trade facility after giving effect to $648.4 reserved for outstanding letters of credit. Further, we had $6.3 of foreign outstanding letters of credit outside of our senior credit facilities. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of July 3, 2010, we had $25.3 available under the trade receivables financing agreement, after giving effect to borrowings of $21.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

Distress in the financial markets over the last eighteen months has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during the first six months of 2010 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $408.1 at July 3, 2010, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, any equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

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

As of July 3, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future contractual amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of July 3, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$7.7	$—
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	4.3	—
Long-term liabilities — FX embedded derivatives and Swaps	—	50.2	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

Interest Rate Swaps

We maintain Swaps to hedge interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have maturities through December 2011 and effectively convert the majority of our borrowing under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of July 3, 2010 and December 31, 2009, the aggregate notional amount of Swaps was $450.0 and $480.0, respectively.  The unrealized loss, net of taxes, recorded in accumulated other comprehensive loss (“AOCI”) was $14.2 and $16.8 as of July 3, 2010 and December 31, 2009, respectively. In addition, as of July 3, 2010 and December 31, 2009, we recorded a long-term liability of $23.1 and $28.0, respectively, to recognize the fair value of our Swaps.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $106.3 and $100.2 outstanding as of July 3, 2010 and December 31, 2009, respectively. The unrealized loss, net of taxes, recorded in AOCI was $2.0 and $4.4 related to FX embedded derivatives and FX forward contracts as of July 3, 2010 and December 31, 2009, respectively. The net loss recorded in “Other expense, net” from the change in the fair value of FX forward contracts and embedded derivatives totaled $6.8 and $19.1 for the three and six months ended July 3, 2010, respectively, and $2.2 and $9.2 for the three and six months ended June 27, 2009, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	July 3, 2010				December 31, 2009
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$3.1	$—	$3.4	$—	$0.2	$—	$1.4	$—
FX embedded derivatives	4.6	—	0.6	27.1	0.2	0.9	0.3	10.1

Commodity Contracts

From time to time, we enter into forward commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At July 3, 2010 and December 31, 2009, the outstanding notional amount of commodity contracts was 1.2 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 3, 2010 and December 31, 2009, the fair values of these contracts were $0.3 and $0.9, respectively (recorded as a current liability and a current asset, respectively). The unrealized loss, net of taxes, recorded in AOCI was $0.2 as of July 3, 2010, compared to an unrealized gain, net of taxes, of $0.5 as of December 31, 2009. We anticipate reclassifying the unrealized loss to income over the next 12 months.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  Our total net liabilities for unrecognized tax benefits including interest were $74.1 as of July 3, 2010.  We believe that within the next 12 months it is reasonably possible that we could pay approximately $15.0 to $20.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2009 Annual Report on Form 10-K, as well as similar sections in any subsequent filings for an understanding of the risks, uncertainties, and trends facing our businesses.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2009 Annual Report on Form 10-K, in any subsequent filings, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 3, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 3, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended July 3, 2010.

ITEM 6. Exhibits

10.1

Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 3, 2010, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2010 and June 27, 2009; (ii) Condensed Consolidated Balance Sheets at July 3, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and June 27, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 5, 2010	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 5, 2010	By	/s/ Patrick J. O’Leary
Executive Vice President, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

10.1

Credit Agreement, dated as of September 21, 2007, among SPX Corporation,  the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 3, 2010, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2010 and June 27, 2009; (ii) Condensed Consolidated Balance Sheets at July 3, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and June 27, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.