Form 10-K/A
period 2009-12-31
SPX CORP
filed 2010-08-10
CIK 88205

UNITED STATES
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

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting held on May 6, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission ("SEC") on February 26, 2010. This amendment is being filed for the purpose of restating certain amounts in the Selected Financial Data in Item 6 and the Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) in Item 8.

        The restatement is the result of a misstatement that was identified during the first quarter of 2010 of an income tax benefit recorded during 2006 to discontinued operations. We evaluated the effects of this misstatement on our 2006 consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in the Current Year Financial Statements, ("SAB No. 108")" and concluded that no prior period is materially misstated. However, as permitted by SAB No. 108, we are amending our Form 10-K for the year ended December 31, 2009 to correct for this misstatement. Refer to Item 6 and Note 15 to the consolidated financial statements included in Item 8 for further discussion of the restatement.

        This Amendment No. 1 on Form 10-K/A has not been updated for events occurring after the filing of the original Annual Report on Form 10-K on February 26, 2010, except to reflect the restatement as described above.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$4,850.8	$5,837.6	$4,542.2	$3,925.6	$3,493.5
Operating income(2)(3)	170.3	472.1	408.4	300.1	246.0
Other expense, net(4)	(19.7)	(1.2)	(2.3)	(26.5)	(17.0)
Interest expense, net(5)	(84.6)	(105.1)	(71.1)	(50.2)	(163.9)
Equity earnings in joint ventures	29.4	45.5	39.9	40.8	23.5

Income from continuing operations before income taxes	95.4	411.3	374.9	264.2	88.6
Provision for income taxes(6)	(47.2)	(152.4)	(83.5)	(51.0)	(64.9)

Income from continuing operations	48.2	258.9	291.4	213.2	23.7
Income (loss) from discontinued operations, net of tax(7)	(32.0)	13.9	4.7	(61.8)	1,066.3

Net income(7)	16.2	272.8	296.1	151.4	1,090.0
Less: Net income (loss) attributable to noncontrolling interests	(15.5)	24.9	1.9	0.7	—

Net income attributable to SPX Corporation common shareholders(7)	$31.7	$247.9	$294.2	$150.7	$1,090.0

Basic income per share of common stock:
Income from continuing operations	$0.94	$4.71	$5.25	$3.64	$0.33
Income (loss) from discontinued operations(7)	(0.30)	(0.08)	0.06	(1.07)	14.92

Net income per share(7)	$0.64	$4.63	$5.31	$2.57	$15.25

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.93	$4.64	$5.16	$3.57	$0.33
Income (loss) from discontinued operations(7)	(0.29)	(0.08)	0.05	(1.05)	14.74

Net income per share(7)	$0.64	$4.56	$5.21	$2.52	$15.07

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$5,724.4	$6,138.1	$6,237.4	$5,437.1	$5,306.4
Total debt	1,279.0	1,344.7	1,567.8	962.5	780.7
Other long-term obligations	1,055.0	912.9	813.3	831.5	986.4
SPX Corporation shareholders' equity(7)	1,870.8	1,990.8	1,986.0	2,089.4	2,111.2
Noncontrolling interests	10.7	34.0	10.4	3.5	1.9
Capital expenditures	92.8	116.4	82.6	49.1	37.8
Depreciation and amortization	105.9	104.5	73.4	67.6	61.6

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

(7)
During 2006, we recorded an income tax benefit of $33.2 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the sale of our Dock Products business. In the first quarter of 2010, it was determined that the income tax benefit recorded during 2006 to "Gain (loss) on disposition of discontinued operations, net of tax" was overstated by $20.0 resulting from an incorrect calculation of the Dock Products' income tax basis. To correct this misstatement, we have adjusted the following within the selected financial data included herein (as compared to that which was presented in the Form 10-K for the year ended December 31, 2009):

  •
  Increased the 2006 loss from discontinued operations, net of tax, by $20.0;

  •
  Decreased 2006 net income and net income attributable to SPX Corporation common shareholders by $20.0; and

  •
  Reduced shareholders' equity as of December 31, 2009, 2008, 2007, and 2006 by $20.0.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2010 (August 9, 2010
as relates to Note 15, Shareholders' Equity
and Stock-Based Compensation — Retained Earnings)

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

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$522.9	$475.9
Accounts receivable, net	1,046.3	1,306.0
Inventories	560.3	666.8
Other current assets	121.2	180.6
Deferred income taxes	56.1	101.3
Assets of discontinued operations	5.7	108.2

Total current assets	2,312.5	2,838.8
Property, plant and equipment:
Land	39.1	36.3
Buildings and leasehold improvements	250.4	223.5
Machinery and equipment	712.2	677.9

	1,001.7	937.7
Accumulated depreciation	(455.3)	(437.3)

Property, plant and equipment, net	546.4	500.4
Goodwill	1,600.0	1,769.8
Intangibles, net	708.3	646.8
Deferred income taxes	114.7	—
Other assets	442.5	382.3

TOTAL ASSETS	$5,724.4	$6,138.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$475.8	$633.7
Accrued expenses	987.5	1,153.6
Income taxes payable (as restated, see Note 15)	40.3	44.5
Short-term debt	74.4	112.9
Current maturities of long-term debt	76.0	76.4
Liabilities of discontinued operations	5.3	23.9

Total current liabilities	1,659.3	2,045.0
Long-term debt	1,128.6	1,155.4
Deferred and other income taxes	92.1	124.0
Other long-term liabilities	962.9	788.9

Total long-term liabilities	2,183.6	2,068.3
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively, and 96,523,058 and 51,128,448 issued and outstanding at December 31, 2008, respectively)	979.0	972.3
Paid-in capital	1,425.7	1,393.9
Retained earnings (as restated, see Note 15)	2,203.0	2,220.5
Accumulated other comprehensive loss	(213.6)	(179.9)
Common stock in treasury (47,915,832 and 45,394,610 shares at December 31, 2009 and 2008, respectively)	(2,523.3)	(2,416.0)

Total SPX Corporation shareholders' equity	1,870.8	1,990.8
Noncontrolling interests	10.7	34.0

Total equity	1,881.5	2,024.8

TOTAL LIABILITIES AND EQUITY	$5,724.4	$6,138.1

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
($ in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2006 (as restated, see Note 15)	$937.4	$1,134.5	$1,734.2	$(86.6)	$(1,630.1)	$2,089.4	$3.5	$2,092.9
Net income	—	—	294.2	—	—	294.2	1.9	296.1
Net unrealized loss on qualifying cash flow hedges, net of tax of $7.4	—	—	—	(11.9)	—	(11.9)	—	(11.9)
Pension liability adjustment, net of tax of $35.5	—	—	—	46.1	—	46.1	—	46.1
Foreign currency translation adjustments, including $0.1 of translation gains recognized upon sale of discontinued operations	—	—	—	90.5	—	90.5	1.4	91.9

Total comprehensive income	—	—	—	—	—	—	—	422.2
Dividends declared ($1.00 per share)	—	—	(55.0)	—	—	(55.0)	—	(55.0)
Cumulative effect adjustment due to the adoption of new accounting guidance related to uncertain tax positions	—	—	52.5	—	—	52.5	—	52.5
Exercise of stock options and other incentive plan activity, including related tax benefit of $32.2	21.3	137.8	—	—	15.5	174.6	—	174.6
Amortization of restricted stock and restricted stock unit grants (includes $4.2 recorded to discontinued operations)	—	42.3	—	—	—	42.3	—	42.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	4.8	(18.6)	—	—	(7.0)	(20.8)	—	(20.8)
Treasury stock repurchased	—	—	—	—	(715.9)	(715.9)	—	(715.9)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	3.9	3.9
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Other changes in noncontrolling interests	—	—	—	—	—	—	0.1	0.1

Balance at December 31, 2007 (as restated, see Note 15)	963.5	1,296.0	2,025.9	38.1	(2,337.5)	1,986.0	10.4	1,996.4
Net income	—	—	247.9	—	—	247.9	24.9	272.8
Net unrealized loss on qualifying cash flow hedges, net of tax of $13.7	—	—	—	(21.9)	—	(21.9)	—	(21.9)
Pension liability adjustment, net of tax of $62.2	—	—	—	(101.7)	—	(101.7)	—	(101.7)
Foreign currency translation adjustments, including $6.3 of translation gains recognized upon sale of discontinued operations	—	—	—	(94.4)	—	(94.4)	(1.8)	(96.2)

Total comprehensive income	—	—	—	—	—	—	—	53.0
Dividends declared ($1.00 per share)	—	—	(53.3)	—	—	(53.3)	—	(53.3)
Exercise of stock options and other incentive plan activity, including related tax benefit of $36.0	5.4	81.0	—	—	42.3	128.7	—	128.7
Amortization of restricted stock and restricted stock unit grants (includes $0.7 recorded to discontinued operations)	—	42.2	—	—	—	42.2	—	42.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(25.3)	—	—	(5.6)	(27.5)	—	(27.5)
Treasury stock repurchased	—	—	—	—	(115.2)	(115.2)	—	(115.2)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	1.5	1.5
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Other changes in noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2008 (as restated, see Note 15)	972.3	1,393.9	2,220.5	(179.9)	(2,416.0)	1,990.8	34.0	2,024.8

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Net income	—	—	31.7	—	—	31.7	(15.5)	16.2
Net unrealized gain on qualifying cash flow hedges, net of tax of $6.7	—	—	—	10.9	—	10.9	—	10.9
Pension liability adjustment, net of tax of $56.5	—	—	—	(95.2)	—	(95.2)	—	(95.2)
Foreign currency translation adjustments, including $5.7 of translation gains recognized upon sale of discontinued operations	—	—	—	50.6	—	50.6	0.8	51.4

Total comprehensive loss	—	—	—	—	—	—	—	(16.7)
Dividends declared ($1.00 per share)	—	—	(49.2)	—	—	(49.2)	—	(49.2)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	5.0	20.2	—	—	—	25.2	—	25.2
Amortization of restricted stock and restricted stock unit grants (includes $0.1 recorded to discontinued operations)	—	27.7	—	—	—	27.7	—	27.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.7	(14.3)	—	—	5.9	(6.7)	—	(6.7)
Treasury stock repurchased	—	—	—	—	(113.2)	(113.2)	—	(113.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Liquidation of noncontrolling interest due to disposition of Filtran (See Note 4)	—	—	—	—	—	—	(5.1)	(5.1)
Purchase of subsidiary shares from noncontrolling interest	—	(1.8)	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)

Balance at December 31, 2009 (as restated, see Note 15)	$979.0	$1,425.7	$2,203.0	$(213.6)	$(2,523.3)	$1,870.8	$10.7	$1,881.5

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

Retained Earnings

        During 2006, we recorded an income tax benefit of $33.2 to "Gain (loss) on disposition of discontinued operations, net of tax" relating to the sale of our Dock Products business. In the first quarter of 2010, it was determined that the income tax benefit recorded during 2006 to "Gain (loss) on disposition of discontinued operations, net of tax" was overstated by $20.0 resulting from an incorrect calculation of the Dock Products' income tax basis. We have evaluated the effects of this misstatement on our 2006 consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements, ("SAB No. 108")" and concluded that no prior period is materially misstated. To correct this misstatement and as permitted by SAB No. 108, we have (i) reduced beginning retained earnings, SPX's shareholders' equity, and total equity and (ii) increased income taxes payable by $20.0 for all periods presented in these consolidated financial statements.

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

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Amendment No. 1 of Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 4 of this Form 10-K/A.

    2.
    Financial Statement Schedules. None required. See page 4 of this Form 10-K/A.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2010.

SPX CORPORATION (Registrant)
By	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of August, 2010.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President, Treasurer and Chief Financial Officer
* Albert A. Koch Director	* Kermit Campbell Director
* Michael J. Mancuso Director	* J. Michael Fitzpatrick Director
* Emerson U. Fullwood Director	* Martha B. Wyrsch Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

*By:	/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Attorney-in-Fact

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective November 17, 2008, incorporated herein by reference from our Current Report on Form 8-K filed on November 19, 2008 (file no. 1-6948).
4.1	—
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
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 6 of this Form 10-K/A.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney, incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2009 (File no. 1-6948)
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP
101.1	—
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