Form 10-Q
period 2010-10-02
SPX CORP
filed 2010-11-03
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Common shares outstanding November 1, 2010 50,201,797

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenues	$1,289.8	$1,173.6	$3,565.1	$3,526.7
Costs and expenses:
Cost of products sold	911.3	819.0	2,519.9	2,492.0
Selling, general and administrative	254.1	227.4	757.8	711.5
Intangible amortization	6.8	5.6	19.4	16.0
Special charges, net	8.9	19.3	20.1	54.5
Operating income	108.7	102.3	247.9	252.7

Other expense, net	(6.8)	(6.6)	(20.7)	(20.4)
Interest expense	(22.4)	(22.9)	(63.5)	(68.7)
Interest income	1.0	1.8	3.9	6.0
Loss on early extinguishment of interest rate protection agreements and term loan	(25.6)	—	(25.6)	—
Equity earnings in joint ventures	6.4	5.6	22.3	21.9
Income from continuing operations before income taxes	61.3	80.2	164.3	191.5

Income tax provision	(21.5)	(29.4)	(37.4)	(63.3)
Income from continuing operations	39.8	50.8	126.9	128.2

Loss from discontinued operations, net of tax	—	(1.9)	—	(3.3)
Gain (loss) on disposition of discontinued operations, net of tax	(0.1)	(16.9)	12.1	(35.5)
Income (loss) from discontinued operations, net of tax	(0.1)	(18.8)	12.1	(38.8)

Net income	39.7	32.0	139.0	89.4
Less: Net income (loss) attributable to noncontrolling interests	0.3	(14.0)	(1.3)	(14.4)
Net income attributable to SPX Corporation common shareholders	$39.4	$46.0	$140.3	$103.8

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$39.5	$48.5	$128.2	$126.8
Income (loss) from discontinued operations, net of tax	(0.1)	(2.5)	12.1	(23.0)
Net income	$39.4	$46.0	$140.3	$103.8

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.79	$0.99	$2.58	$2.57
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	—	(0.05)	0.25	(0.47)
Net income per share attributable to SPX Corporation common shareholders	$0.79	$0.94	$2.83	$2.10

Weighted-average number of common shares outstanding — basic	49.740	49.170	49.643	49.378

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.78	$0.98	$2.55	$2.55
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	—	(0.05)	0.24	(0.46)
Net income per share attributable to SPX Corporation common shareholders	$0.78	$0.93	$2.79	$2.09

Weighted-average number of common shares outstanding — diluted	50.445	49.650	50.222	49.781

The accompanying notes are an integral part of these statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 2, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$391.0	$522.9
Accounts receivable, net	1,234.5	1,046.3
Inventories	582.4	560.3
Other current assets	165.9	121.2
Deferred income taxes	53.4	56.1
Assets of discontinued operations	—	5.7
Total current assets	2,427.2	2,312.5
Property, plant and equipment:
Land	39.6	39.1
Buildings and leasehold improvements	249.4	250.4
Machinery and equipment	730.3	712.2
	1,019.3	1,001.7
Accumulated depreciation	(484.0)	(455.3)
Property, plant and equipment, net	535.3	546.4
Goodwill	1,639.0	1,600.0
Intangibles, net	742.7	708.3
Deferred income taxes	85.9	114.7
Other assets	482.0	442.5
TOTAL ASSETS	$5,912.1	$5,724.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$531.2	$475.8
Accrued expenses	980.9	987.5
Income taxes payable	44.2	40.3
Short-term debt	132.9	74.4
Current maturities of long-term debt	22.6	76.0
Liabilities of discontinued operations	—	5.3
Total current liabilities	1,711.8	1,659.3

Long-term debt	1,154.8	1,128.6
Other income taxes	96.9	92.1
Other long-term liabilities	914.9	962.9
Total long-term liabilities	2,166.6	2,183.6

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (97,839,853 and 50,064,366 issued and outstanding at October 2, 2010, respectively, and 97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively)	984.4	979.0
Paid-in capital	1,444.3	1,425.7
Retained earnings	2,305.9	2,203.0
Accumulated other comprehensive loss	(193.9)	(213.6)
Common stock in treasury (47,775,487 and 47,915,832 shares at October 2, 2010 and December 31, 2009, respectively)	(2,516.1)	(2,523.3)
Total SPX Corporation shareholders’ equity	2,024.6	1,870.8
Noncontrolling interests	9.1	10.7
Total equity	2,033.7	1,881.5
TOTAL LIABILITIES AND EQUITY	$5,912.1	$5,724.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 2,	September 26,
	2010	2009
Cash flows from (used in) operating activities:
Net income	$139.0	$89.4
Less: Income (loss) from discontinued operations, net of tax	12.1	(38.8)
Income from continuing operations	126.9	128.2
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	20.1	54.5
Loss on early extinguishment of interest rate protection agreements and term loan	25.6	—
Gain on sale of product line	—	(1.4)
Deferred and other income taxes	15.9	9.5
Depreciation and amortization	82.9	80.0
Pension and other employee benefits	50.6	40.0
Stock-based compensation	25.4	21.7
Other, net	3.5	17.0
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(230.7)	98.4
Inventories	1.8	45.4
Accounts payable, accrued expenses, and other	(56.5)	(210.6)
Cash spending on restructuring actions	(22.5)	(47.0)
Net cash from continuing operations	43.0	235.7
Net cash from (used in) discontinued operations	(2.5)	9.7
Net cash from operating activities	40.5	245.4
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	2.3	2.9
Decrease in restricted cash	2.5	8.9
Business acquisitions and other investments, net of cash acquired	(122.1)	—
Capital expenditures	(35.7)	(59.7)
Net cash used in continuing operations	(153.0)	(47.9)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $7.4 and $18.8 for the nine months ended October 2, 2010 and September 26, 2009, respectively)	7.4	18.2
Net cash used in investing activities	(145.6)	(29.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	174.0	214.0
Repayments under senior credit facilities	(739.5)	(316.6)
Borrowings under senior notes	600.0	—
Borrowings under trade receivables agreement	35.0	127.0
Repayments under trade receivables agreement	(41.0)	(106.0)
Net repayments under other financing arrangements	(1.0)	(23.9)
Purchases of common stock	—	(113.2)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.5)	0.3
Purchase of noncontrolling interest in subsidiary	—	(3.2)
Financing fees paid	(12.6)	—
Dividends paid (includes noncontrolling interest distributions of $0.5 for the nine months ended October 2, 2010)	(37.7)	(37.4)
Net cash used in continuing operations	(28.3)	(259.0)
Net cash from discontinued operations	—	0.2
Net cash used in financing activities	(28.3)	(258.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.5	5.3
Net change in cash and equivalents	(131.9)	(37.8)
Consolidated cash and equivalents, beginning of period	522.9	475.9
Consolidated cash and equivalents, end of period	$391.0	$438.1

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

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $110.5 and $6.2 and $93.2 and $5.2 for the three months ended October 2, 2010 and September 26, 2009, respectively. For the nine months ended October 2, 2010 and September 26, 2009, EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $326.6 and $21.3 and $326.1 and $20.8, respectively. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K/A. Interim results are not necessarily indicative of expected results for a full year. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2010 were April 3, July 3 and October 2, compared to March 28, June 27 and September 26 for 2009, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2010 and will have six fewer days in the fourth quarter of 2010 when compared to the respective 2009 periods.

(2)                                NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. Under this guidance, qualifying special-purpose entities are included within the scope of the Consolidation Topic of the Accounting Standards Codification (“Codification”). In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements (see Note 1).

In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term “selling price” replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement.  Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements.  Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. We do not plan on adopting this guidance early. We also do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued an amendment to guidance related to fair value disclosures. The amendment adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification for existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) as it relates to Levels 2 and 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, is effective for fiscal years beginning after December 15, 2010, and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements. The disclosure requirements for significant transfers in and out of Levels 1 and 2 are effective for periods beginning on or after December 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

In July 2010, the FASB issued guidance to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objective is to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses. These objectives are achieved by providing disclosures on a disaggregated basis. This guidance also amends existing disclosure requirements to include (1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a disaggregated basis, (2) the related recorded investment in financing receivables for each disaggregated ending balance, (3) the nonaccrual status of financing receivables by class of financing receivables, and (4) the impaired financing receivables by class of financing receivables. Finally, the following additional disclosures are required (by class of financing receivables unless otherwise noted): (1) credit quality indicators of financing receivables at the end of the reporting period, (2) the aging of past due financing receivables at the end of the reporting period, (3) the nature and extent of troubled debt restructuring that occurred during the period and its effect on the allowance for credit losses, (4) the nature and extent of financing receivables modified as troubled debt restructuring within the previous 12 months that defaulted during the reporting period and their effect on the allowance for credit losses, and (5) any significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The guidance is effective for the first reporting period ending on or after December 15, 2010. We do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

(3)                                ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In July 2010, in the Flow Technology segment, we completed the acquisition of the Anhydro business (“Anhydro”), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment for a purchase price of $57.5, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition and the results of operations since the acquisition are not material to our results of operations.

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

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations and any working capital settlements.

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

Filtran — During the fourth quarter of 2008, we committed to a plan to divest the Filtran business within our Industrial Products and Services segment. The Filtran business included a subsidiary with a minority interest shareholder. Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business.  As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during the fourth quarter of 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value.  Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business.  The $23.0 charge was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2008 consolidated statement of operations.

In December 2007, the FASB issued guidance that established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance, which required retroactive application, on January 1, 2009. Accordingly, upon reissuance of our 2008 consolidated financial statements in connection with the filing of the 2009 Form 10-K, we reclassified, within our 2008 consolidated statement of operations, $16.5 of the 2008 impairment charge from “Gain (loss) on disposition of discontinued operations, net of tax” to “Net income (loss) attributable to noncontrolling interest”. This reclassification had no impact on net income attributable to SPX common shareholders.

During the first quarter of 2009, we recorded an additional impairment charge of $8.5 based on indications of interest for the Filtran business to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations.

In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy the minority interest shareholder out and, thus, sold only our share of the Filtran business.  As a result, we reclassified $16.5 of the impairment charge noted above from “Net income (loss) attributable to noncontrolling interest” to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended September 26, 2009. This reclassification had no impact on net income attributable to SPX common shareholders.

During the second quarter of 2010, we recorded a net gain of $1.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second and third quarters of 2009 and the third quarter of 2010, we recorded net charges of $0.2, $0.3, and $0.1, respectively, in connection with adjustments to certain liabilities that we retained. In addition, during the first quarter of 2010, we received payments of $3.7 against the promissory note mentioned above.

In addition to the businesses discussed above, we recognized net losses of $0.1 and $1.7 during the three and nine months ended September 26, 2009, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K/A for the disclosure of all businesses discontinued during the 2007 through 2009 fiscal years.

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

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service (“IRS”).  In connection with the completion of these examinations, we recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

For the three and nine months ended October 2, 2010 and September 26, 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26
	2010	2009	2010	2009
Income (loss) from discontinued operations	$(0.1)	$(16.3)	$2.3	$(44.8)
Income tax (provision) benefit	—	(2.5)	9.8	6.0
Income (loss) from discontinued operations, net	$(0.1)	$(18.8)	$12.1	$(38.8)

For the three and nine months ended October 2, 2010 and September 26, 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenues	$—	$25.4	$1.9	$73.2

Pre-tax income (loss)	—	0.9	—	(1.3)

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

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, which include valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

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

Flow Technology

Our Flow Technology segment designs, manufactures, and markets solutions and products that are used to blend, meter, dry and transport fluids, as well as air and gas filtration and dehydration products.  Our Flow Technology businesses focus on innovative, highly engineered new product introductions and expansion from products to systems and services to create total customer solutions. Products for the segment include high-integrity pumps, valves, heat exchangers, spray dryers, fluid mixers, homogenizers, agitators, metering systems, filters and dehydration equipment for the food and beverage, oil and gas, power generation, chemical, mining and industrial markets. The segment continues to focus on optimizing its global footprint, taking advantage of cross-product integration opportunities, and increasing its competitive position in our global end-markets, with an emphasis on food and beverage.

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

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products for the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as hydronic, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power and steam generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as thermal components and service offerings. The segment’s South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, are as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2	September 26,
	2010	2009	2010	2009
Revenues (1):
Flow Technology	$438.6	$406.0	$1,176.0	$1,196.2
Test and Measurement	227.6	187.6	671.9	591.2
Thermal Equipment and Services	440.1	401.4	1,186.6	1,112.5
Industrial Products and Services	183.5	178.6	530.6	626.8
Total revenues	$1,289.8	$1,173.6	$3,565.1	$3,526.7

Segment income:
Flow Technology	$58.2	$49.6	$144.7	$148.2
Test and Measurement	17.8	12.9	54.9	32.0
Thermal Equipment and Services	60.2	59.2	140.6	108.1
Industrial Products and Services	21.6	34.7	59.4	130.2
Total segment income	157.8	156.4	399.6	418.5

Corporate expense	(21.5)	(19.0)	(66.7)	(61.5)
Pension and postretirement expense	(13.4)	(9.4)	(39.5)	(28.1)
Stock-based compensation expense	(5.3)	(6.4)	(25.4)	(21.7)
Special charges, net	(8.9)	(19.3)	(20.1)	(54.5)

Consolidated operating income	$108.7	$102.3	$247.9	$252.7

(1)                                 Under the percentage of completion method, we recognized revenues of $362.7 and $328.2 in the three months ended October 2, 2010 and September 26, 2009, respectively. For the nine months ended October 2, 2010 and September 26, 2009, revenues under the percentage of completion method were $978.5 and $955.5, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $261.0 and $193.6 as of October 2, 2010 and December 31, 2009, respectively. The October 2, 2010 balance includes $259.2 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $191.8 reported as a component of “Accounts receivable, net”

and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $306.4 and $368.0 as of October 2, 2010 and December 31, 2009, respectively. The October 2, 2010 balance includes $286.3 reported as a component of “Accrued expenses” and $20.1 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2009 balance includes $357.0 reported as a component of “Accrued expenses” and $11.0 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                SPECIAL CHARGES

Special charges, net, for the three and nine months ended October 2, 2010 and September 26, 2009, are summarized and described in more detail below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Flow Technology	$2.0	$12.4	$8.5	$22.2
Test and Measurement	2.7	3.9	6.0	19.7
Thermal Equipment and Services	3.6	1.0	4.8	7.8
Industrial Products and Services	—	0.3	—	2.3
Corporate	0.6	1.7	0.8	2.5
Total	$8.9	$19.3	$20.1	$54.5

Flow Technology Segment — Charges for the three and nine months ended October 2, 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for facilities in Australia (one) and New Zealand (two), additional costs associated with restructuring activities initiated in 2009, and impairment charges associated with an idle facility in Lake Mills, WI ($0.1 and $1.1 for the three and nine months ended October 2, 2010, respectively), as well as costs associated with the segment’s regional reorganization and the movement of certain functions to the new European shared service center in Manchester, United Kingdom. Charges for the three and nine months ended September 26, 2009 related primarily to exit costs for locations in Orebro, Sweden; Mexico City, Mexico; Rochester, NY; Buffalo, NY; and Houston, TX, as well as additional integration costs (primarily headcount reductions) associated with the December 31, 2007 acquisition of APV.

Test and Measurement Segment — Charges for the three and nine months ended October 2, 2010 and September 26, 2009 related primarily to costs associated with headcount reductions and consolidation activities that impacted facilities in North America, Europe and Asia Pacific. Additionally, charges for the three and nine months ended October 2, 2010 included impairment charges of $1.6.

Thermal Equipment and Services Segment — Charges for the three and nine months ended October 2, 2010 related primarily to costs associated with headcount reductions at facilities in China, Europe and Tulsa, OK. Additionally, charges for the nine months ended October 2, 2010 included asset impairment charges of $1.0. Charges for the three and nine months ended September 26, 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Michigan City, IN; and Eden, NC.

Industrial Products and Services Segment — Charges for the three and nine months ended September 26, 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL and Waukesha, WI.

Corporate — Charges for the three and nine months ended October 2, 2010 related primarily to asset impairment charges of $0.6 and our legal entity reduction initiative. The charges for the three and nine months ended September 26, 2009 related primarily to our legal entity reduction initiative, the closure of our information technology data center in Horsham, PA, and an additional impairment charge related to a facility in Newtown, CT.

The following is an analysis of our restructuring and integration liabilities for the nine months ended October 2, 2010 and September 26, 2009:

	Nine months ended
	October 2,	September 26,
	2010	2009
Beginning balance	$26.0	$31.5
Special charges (1)	15.8	49.8
Adjustments related to acquisition accounting	0.4	4.2
Utilization — cash	(22.5)	(47.0)
Currency translation adjustments and other	(0.1)	(1.0)
Ending balance (2)	$19.6	$37.5

(1)                                 The nine months ended October 2, 2010 and September 26, 2009, excluded $4.3 and $4.7, respectively, of non-cash special charges relating to asset impairments that had an impact on special charges but not the related liabilities.

(2)                                 The balance at October 2, 2010 consisted of $6.8 relating to acquisition integration plans and $12.8 for various restructuring initiatives.

(6)                                INVENTORIES

Inventories comprised the following amounts:

	October 2, 2010	December 31, 2009
Finished goods	$215.7	$196.7
Work in process	117.7	118.1
Raw materials and purchased parts	281.5	277.2
Total FIFO cost	614.9	592.0
Excess of FIFO cost over LIFO inventory value	(32.5)	(31.7)
Total inventories	$582.4	$560.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 35% of the total inventory at October 2, 2010 and December 31, 2009. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $7.0 and $3.9 at October 2, 2010 and December 31, 2009, respectively.

(7)                                GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	October 2, 2010
Flow Technology
Gross goodwill	$652.2	$50.6	$—	$(0.7)	$702.1
Accumulated impairments	—	—	—	—	—
Goodwill	652.2	50.6	—	(0.7)	702.1

Test & Measurement
Gross goodwill	468.5	—	—	(31.0)	437.5
Accumulated impairments	(287.6)	—	—	28.4	(259.2)
Goodwill	180.9	—	—	(2.6)	178.3

Thermal Equipment and Services
Gross goodwill	622.6	—	—	(16.0)	606.6
Accumulated impairments	(114.1)	—	—	—	(114.1)
Goodwill	508.5	—	—	(16.0)	492.5

Industrial Products and Services
Gross goodwill	344.3	7.3	—	0.4	352.0
Accumulated impairments	(85.9)	—	—	—	(85.9)
Goodwill	258.4	7.3	—	0.4	266.1

Total
Gross goodwill	2,087.6	57.9	—	(47.3)	2,098.2
Accumulated impairments	(487.6)	—	—	28.4	(459.2)
Goodwill	$1,600.0	$57.9	$—	$(18.9)	$1,639.0

(1)                                  Includes adjustments resulting from recent acquisitions not consummated during the nine months ended October 2, 2010 of ($6.6) and foreign currency translation adjustments totaling ($12.3).

Other Intangibles

Identifiable intangible assets comprised the following:

	October 2, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$24.7	$(21.1)	$3.6	$25.9	$(20.7)	$5.2
Technology	99.9	(21.4)	78.5	94.7	(16.2)	78.5
Customer relationships	283.1	(49.3)	233.8	237.5	(43.1)	194.4
Other	23.7	(10.8)	12.9	23.6	(9.1)	14.5
	431.4	(102.6)	328.8	381.7	(89.1)	292.6
Trademarks with indefinite lives	413.9	—	413.9	415.7	—	415.7
Total	$845.3	$(102.6)	$742.7	$797.4	$(89.1)	$708.3

Estimated annual amortization expense related to these intangible assets is $26.1 in 2010, $ 25.0 in 2011, $23.3 in 2012, $22.7 in 2013 and $22.3 in 2014.

At October 2, 2010, the net carrying value of intangible assets with determinable lives consisted of $186.5 in the Flow Technology segment, $64.7 in the Test and Measurement segment, $65.1 in the Thermal Equipment and Services segment, and $12.5 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $205.6 in the Flow Technology segment, $53.4 in the Test and Measurement segment, $139.9 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

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

(8)                                WARRANTY

The following is an analysis of our product warranty accrual for the first nine months of 2010 and 2009:

	Nine months ended
	October 2,	September 26,
	2010	2009
Balance at beginning of period	$56.7	$58.8
Acquisitions	2.1	0.8
Provisions	19.7	19.3
Usage	(22.6)	(22.1)
Balance at end of period	55.9	56.8
Less: Current portion of warranty	45.1	44.0
Non-current portion of warranty	$10.8	$12.8

(9)                                EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost	$2.3	$2.0	$7.0	$6.0
Interest cost	15.2	16.6	45.8	49.7
Expected return on plan assets	(17.1)	(18.5)	(51.3)	(55.6)
Amortization of unrecognized losses	9.1	5.5	27.4	16.5
Amortization of unrecognized prior service credits	(0.2)	(0.3)	(0.6)	(0.4)
Total net periodic benefit expense	9.3	5.3	28.3	16.2
Less: Net periodic benefit expense of discontinued operations	—	—	—	(0.2)
Net periodic benefit expense of continuing operations	$9.3	$5.3	$28.3	$16.0

Foreign Pension Plans

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost	$0.6	$0.7	$1.7	$1.9
Interest cost	3.6	3.6	10.5	10.2
Expected return on plan assets	(3.7)	(3.5)	(10.7)	(9.8)
Amortization of unrecognized losses	0.5	0.6	1.3	1.6
Total net periodic benefit expense	1.0	1.4	2.8	3.9
Less: Net periodic benefit expense of discontinued operations	—	(0.2)	—	(0.5)
Net periodic benefit expense of continuing operations	$1.0	$1.2	$2.8	$3.4

Postretirement Plans

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	2.0	2.5	6.0	7.4
Amortization of unrecognized losses	1.3	0.7	3.2	2.2
Amortization of unrecognized prior service credits	(0.3)	(0.3)	(1.0)	(1.0)
Net periodic postretirement benefit expense of continuing operations	$3.1	$2.9	$8.4	$8.7

During the first nine months of 2010, we made contributions of approximately $25.0 to our foreign and qualified domestic pension plans, of which $1.6 related to businesses classified as discontinued operations.

(10)                         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended October 2, 2010:

	December 31, 2009	Borrowings	Repayments	Other (7)	October 2, 2010
Term loan (1)	$600.0	$—	$(600.0)	$—	$—
Domestic revolving loan facility (2)	61.5	174.0	(139.5)	—	96.0
6.875% senior notes (3)	—	600.0	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes (4)	21.3	—	—	—	21.3
Trade receivables financing arrangement (5)	22.0	35.0	(41.0)	—	16.0
Other indebtedness (6)	46.0	11.8	(12.8)	3.8	48.8
Total debt	1,279.0	$820.8	$(793.3)	$3.8	1,310.3
Less: short-term debt	74.4				132.9
Less: current maturities of long-term debt	76.0				22.6
Total long-term debt	$1,128.6				$1,154.8

(1)                                  Repayments include required principal payments during the first two quarters of 2010 that aggregated to $37.5 and the repayment of the remaining balance under the term loan of $562.5 in connection with issuing $600.0 of 6.875% senior unsecured notes in August 2010 (see below for additional details on such issuance).

(2)                                  Based on our projected domestic cash flows over the next 12 months, we have included $80.6 of the balance at October 2, 2010 in short-term debt and the remaining $15.4 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(3)                                  In August 2010, we issued $600.0 of 6.875% senior unsecured notes that mature in 2017 (see “Senior Notes” below for additional details).

(4)                                  The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheet as of October 2, 2010.

(5)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. As of October 2, 2010, we had $27.5 available under the arrangement, after giving effect to borrowings of $16.0.

(6)                                  Includes balances under a purchase card program of $34.1 and $31.5 at October 2, 2010 and December 31, 2009, respectively.

(7)                                  “Other” includes debt assumed of $3.9 during the nine months ended October 2, 2010 and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate amount of $1,550.0, consisting of the following:

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

In connection with the August 2010 termination of our interest rate protection agreements (“Swaps”) and the term loan under our senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 11), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 4.34% for the nine months ended October 2, 2010.

At October 2, 2010, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

At October 2, 2010, we had $100.2 and $730.6 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $4.9 of letters of credit outstanding under separate arrangements in China and South Africa.

Senior Notes

In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the term loan, and the remainder to pay the majority of the financing costs (which totaled $11.6) incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. We have agreed, in the event the notes are not freely tradable, to conduct a registered exchange offer for the notes and use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations within 150 days from August 10, 2011, we have agreed to pay additional interest to holders of the notes under certain circumstances. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

At October 2, 2010, we were in compliance with all covenant provisions of our senior notes.

(11)                         DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

Prior to repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, had maturities through December 2011 and effectively converted the majority of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin.  In connection with the repayment of our term loan (see Note 10), we terminated all of our Swaps, resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during the three months ended October 2, 2010. The unrealized loss, net of taxes recorded in accumulated other comprehensive loss (“AOCI”) was $16.8 as of December 31, 2009. In addition, as of December 31, 2009, we recorded a long-term liability of $28.0 to recognize the fair value of the Swaps.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $159.9 and $100.2 outstanding as of October 2, 2010 and December 31, 2009, respectively. We had FX embedded derivatives with an aggregate notional amount of $177.2 and $106.2 outstanding as of October 2, 2010 and December 31, 2009, respectively. The unrealized loss, net of taxes, recorded in AOCI was $3.3 and $4.4 related to FX embedded derivatives and FX forward contracts as of October 2, 2010 and December 31, 2009, respectively. We anticipate reclassifying approximately $2.9 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into forward commodity contracts (“commodity contracts”) to manage the exposure on forecasted purchases of commodity raw materials. At October 2, 2010 and December 31, 2009, the outstanding notional amount of commodity contracts was 0.8 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of October 2, 2010 and December 31, 2009, the fair values of these contracts were $0.3 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.2 and $0.5 as of October 2, 2010 and December 31, 2009, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	October 2, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$0.3	Other current assets	$0.9
FX embedded derivatives	Other current assets	1.8	Other assets	0.9
		$2.1		$1.8

FX forward contracts	Accrued expenses	$(2.5)	Accrued expenses	$(1.0)
Swaps	—	—	Other long-term liabilities	(28.0)
FX embedded derivatives	—	—	Other long-term liabilities	(10.1)
		$(2.5)		$(39.1)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$2.1	Other current assets	$0.2
FX embedded derivatives	Other current assets	0.1	Other current assets	0.2
		$2.2		$0.4

FX forward contracts	Accrued expenses	$(0.3)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(1.5)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(30.2)	—	—
		$(32.0)		$(0.7)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations and AOCI for the three months ended October 2, 2010 and September 26, 2009:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2010	2009	reclassified from AOCI	2010	2009
Swaps	$(3.1)	$(4.6)	Interest expense	$(1.9)	$(5.5)
Swaps	—	—	Loss on early extinguishment of interest rate protection agreements and term loan	(24.3)	—
FX forward contracts	(1.0)	(2.6)	—	—	—
FX embedded derivatives	(0.5)	(3.7)	Cost of products sold	0.5	—
Commodity contracts	0.8	0.8	Cost of products sold	(0.1)	(0.5)
	$(3.8)	$(10.1)		$(25.8)	$(6.0)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on the condensed consolidated statements of operations and AOCI for the nine months ended October 2, 2010 and September 26, 2009:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2010	2009	reclassified from AOCI	2010	2009
Swaps	$(9.3)	$(6.1)	Interest expense	$(12.7)	$(14.5)
Swaps	—	—	Loss on early extinguishment of interest rate protection agreements and term loan	(24.3)	—
FX forward contracts	(4.3)	(2.6)	—	—	—
FX embedded derivatives	2.1	(5.0)	Cost of products sold	1.1	—
Commodity contracts	(0.1)	3.2	Cost of products sold	0.5	(6.0)
	$(11.6)	$(10.5)		$(35.4)	$(20.5)

(1)                                 During the three and nine months ended October 2, 2010, gains of $0.2 and $1.1, respectively, were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and nine months ended September 26, 2009, losses of $0.3 and $0.1 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended October 2, 2010 and September 26, 2009:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2010	2009
FX forward contracts	Other expense, net	$0.4	$(0.7)
FX embedded derivatives	Other expense, net	(2.0)	0.6
		$(1.6)	$(0.1)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the nine months ended October 2, 2010 and September 26, 2009:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2010	2009
FX forward contracts	Other expense, net	$2.9	$5.6
FX embedded derivatives (1)	Other expense, net	(24.5)	(15.1)
		$(21.6)	$(9.5)

(1)          Includes $4.6 of losses reclassified from AOCI during the nine months ended October 2, 2010 resulting from the discontinuance of cash flow hedge accounting as the forecasted transactions were determined to no longer be probable.

(12)        EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Weighted-average shares outstanding used in basic income per share	49.740	49.170	49.643	49.378
Dilutive Securities—Employee stock options and restricted stock units	0.705	0.480	0.579	0.403
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.445	49.650	50.222	49.781

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.431 and 0.434 for the three and nine months ended October 2, 2010, respectively, and 0.462 and 0.742 for the three and nine months ended September 26, 2009, respectively. For the three and nine months ended October 2, 2010, 0.101 and 0.102, respectively, and for the three and nine months ended September 26, 2009, 0.220 and 0.225, respectively, of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 4.997 of these shares were available for grant at October 2, 2010.  The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

During the nine months ended October 2, 2010 and September 26, 2009, we classified excess tax benefits from stock-based compensation of $3.0 and $1.6, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.038 of these shares were available for grant at October 2, 2010. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2009 through October 2, 2010:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	1.435	$51.75
Granted	0.734	48.87
Vested	(0.625)	50.44
Forfeited	(0.027)	47.90
Outstanding at October 2, 2010	1.517	50.96

As of October 2, 2010, there was $19.6 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

The following table shows stock option activity from December 31, 2009 through October 2, 2010:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	0.881	$59.86
Exercised	(0.074)	48.52
Forfeited	(0.006)	101.49
Options outstanding and exercisable at October 2, 2010	0.801	60.63

The weighted-average remaining term, in years, of stock options outstanding and exercisable at October 2, 2010 was 1.2. The total number of in-the-money options exercisable on October 2, 2010 was 0.373. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on October 2, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at October 2, 2010 was $7.3.  The aggregate intrinsic value of options exercised during the first nine months of 2010 was $1.1, while the related amount for the first nine months of 2009 was $2.4.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	October 2, 2010	December 31, 2009
Foreign currency translation adjustment	$229.2	$254.6
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.2 and $13.0, respectively	(3.1)	(20.7)
Pension liability adjustment, net of tax benefit of $266.4 and $268.0, respectively (1)	(420.0)	(447.5)
Accumulated other comprehensive loss	$(193.9)	$(213.6)

(1)                                  As of October 2, 2010 and December 31, 2009, includes $4.0 and $6.0, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the nine months ended October 2, 2010, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.3 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

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

Dividends

The dividends declared during each of the first three quarters of both 2010 and 2009 were $0.25 per share and totaled $12.5, $12.4 and $12.5 in the first, second and third quarters of 2010, respectively, and $12.2, $12.3 and $12.3 during the first, second and third quarters of 2009, respectively.  Third quarter dividends were paid on October 5, 2010 and October 2, 2009.

Changes in Equity

A summary of the changes in equity for the three months ended October 2, 2010 and September 26, 2009 is provided below:

	October 2, 2010			September 26, 2009
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$1,836.6	$8.7	$1,845.3	$1,923.0	$30.9	$1,953.9
Net income (loss) (1)	39.4	0.3	39.7	46.0	(14.0)	32.0
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of ($8.7) and $0.9, respectively	13.3	—	13.3	(3.2)	—	(3.2)
Pension liability adjustment, net of tax provision of $3.2 and $0.6, respectively	4.4	—	4.4	0.4	—	0.4
Foreign currency translation adjustments	133.3	0.4	133.7	99.2	0.7	99.9
Total comprehensive income (loss)	190.4	0.7	191.1	142.4	(13.3)	129.1
Dividends declared	(12.5)	—	(12.5)	(12.3)	—	(12.3)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.2 and $1.0, respectively	4.8	—	4.8	10.0	—	10.0
Amortization of restricted stock and stock unit grants (includes $0.1 recorded to discontinued operations in the third quarter of 2009)	5.3	—	5.3	6.5	—	6.5
Dividends attributable to noncontrolling interests	—	(0.2)	(0.2)	—	—	—
Other changes in noncontrolling interests	—	(0.1)	(0.1)	—	—	—
Equity, end of period	$2,024.6	$9.1	$2,033.7	$2,069.6	$17.6	$2,087.2

(1)          Refer to Note 3 for further details on the third quarter 2009 net loss attributable to noncontrolling interests.

A summary of the changes in equity for the nine months ended October 2, 2010 and September 26, 2009 is provided below:

	October 2, 2010			September 26, 2009
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$1,870.8	$10.7	$1,881.5	$1,990.8	$34.0	$2,024.8
Net income (loss) (1)	140.3	(1.3)	139.0	103.8	(14.4)	89.4
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $10.8 and $4.6, respectively	17.6	—	17.6	5.4	—	5.4
Pension liability adjustment, net of tax provision of $1.6 and $4.8, respectively	27.5	—	27.5	7.8	—	7.8
Foreign currency translation adjustments, including $1.3 of translation gains recognized upon sale of discontinued operations in the first quarter of 2009	(25.4)	0.2	(25.2)	78.1	1.2	79.3
Total comprehensive income (loss)	160.0	(1.1)	158.9	195.1	(13.2)	181.9
Dividends declared	(37.4)	—	(37.4)	(36.8)	—	(36.8)
Exercise of stock options and other incentive plan activity, including tax benefit of $2.0 and $1.7, respectively	18.0	—	18.0	20.1	—	20.1
Amortization of restricted stock and stock unit grants (includes $0.1 recorded to discontinued operations in the first nine months of 2009)	25.4	—	25.4	21.8	—	21.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	(12.2)	—	(12.2)	(6.4)	—	(6.4)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	(1.8)	(1.2)	(3.0)
Dividends attributable to noncontrolling interests	—	(0.5)	(0.5)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(2.0)	(2.0)
Purchases of common stock	—	—	—	(113.2)	—	(113.2)
Equity, end of period	$2,024.6	$9.1	$2,033.7	$2,069.6	$17.6	$2,087.2

(1)  Refer to Note 3 for further details on the third quarter 2009 net loss attributable to noncontrolling interests.

(13)        CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable to protect us against potential loss exposures. While we believe we are entitled to indemnification from third parties for some claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $302.0 (including $229.8 for risk management matters) and $308.5 (including $231.8 for risk management matters) at October 2, 2010 and December 31, 2009, respectively. Of these amounts, $233.5 and $236.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at October 2, 2010 and December 31, 2009, respectively, with the remainder included in “Accrued expenses.”

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 96 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot assure you that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 28 sites at which the liability has not been settled, and only 11 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental problem is identified, we estimate the cost and either establish a reserve, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been recorded.

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

Collaborative Arrangements

Collaborative arrangements are defined as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. Costs incurred and revenues generated from transactions with third parties are required to be reported by the collaborators on the appropriate line item in their respective income statements. We disclose (1) the income statement classification and amounts attributable to transactions arising from collaborative arrangements between participants for each period for which an income statement is presented and (2) information regarding the nature and purpose of the collaborative arrangement, the collaborators’ rights and obligations under the arrangement, and any accounting policies for the collaborative arrangement. Refer to our disclosure on consortium arrangements below.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment.  Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenue for these discrete items of work is defined in the contract with the project owner and each consortium member bears the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members.  If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value.  Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements.  As of October 2, 2010, our share of the aggregate contract value on open consortium arrangements was $378.1 (of which approximately 40.9% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $938.0. As of December 31, 2009, our share of the aggregate contract value on open consortium arrangements was $440.7 and the aggregate contract value on open consortium arrangements was $1,015.2. At October 2, 2010 and December 31, 2009, we recorded a liability of $4.8 and $5.5, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)                         INCOME TAXES

As of October 2, 2010, we had gross unrecognized tax benefits of $101.2 (net unrecognized tax benefits of $83.8), of which $80.7, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 2, 2010, gross accrued interest excluded from the amounts above totaled $23.1 (net accrued interest of $18.1). There were no significant penalties recorded during the nine months ended October 2, 2010 or September 26, 2009.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $30.0 to $40.0.

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

The effective income tax rate for the nine months ended October 2, 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

During the second quarter of 2010, the Internal Revenue Service (“IRS”) completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent’s Report (“RAR”). We disagree with and have protested certain adjustments to the Appeals Office of the IRS. Upon issuance of the RAR, we reduced certain of our valuation allowances and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold resulting in the recognition of income tax benefits of $22.0 and $7.3 to continuing and discontinued operations, respectively. While the resolution of these adjustments may result in tax liabilities that may differ from the accruals established, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

We have various foreign income tax returns under examination. Currently, there are audits underway by Canadian tax authorities related to our 2000 to 2006 tax returns. The German tax authorities have commenced audits of certain income tax returns related to the 2002 to 2009 tax years. We believe that any contingencies related to these examinations have been adequately provided for.

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

As of October 2, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

Assets and liabilities measured at fair value on a recurring basis included the following as of October 2, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.3	$—
Current liabilities — FX forward contracts and FX embedded derivatives	—	4.3	—
Long-term liabilities — FX embedded derivatives	—	30.2	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

During the first nine months of 2010, we recorded impairment charges of $4.3 to “Special charges, net” related to idle facilities and certain machinery and equipment (see Note 5). The fair values of these assets ($5.5 and $0.4, respectively) were based on the estimated selling prices.  We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (Level 3).

During the nine months ended September 26, 2009, we recorded pre-tax impairment charges of $20.8, to “Gain (loss) on disposition of discontinued operations, net of tax” in order to reduce the carrying value of the net assets of Filtran and PSD (see Note 3) to their estimated fair values. The fair value of the Filtran business was based primarily on the sales price received in October 2009 (i.e., an observable quoted price in an active market, as adjusted for certain other observable inputs - level 2), while the fair value for PSD was based on indications of interest (i.e., unobservable inputs - level 3).  In addition, we recorded impairment charges of $4.7 during the nine months ended September 26, 2009 to “Special charges, net” related to assets to be disposed in connection with certain restructuring initiatives.  The fair values were based on the estimated selling prices for these assets. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets, which are unobservable inputs (Level 3).

The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at October 2, 2010 for similar debt, was $1,390.2, compared to our carrying value of $1,310.3.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the third quarter of 2010, we continued to see signs of improvement, as all our segments experienced organic revenue growth during the quarter. This was the first quarter since the fourth quarter of 2008 in which we had overall organic revenue growth.  Much of the revenue improvement during the third quarter of 2010 resulted from growth within our diagnostic service tools business, early-cycle industrial businesses, and additional sales of components within the food and beverage end-market, while revenues for our mid-to-late cycle businesses (e.g., our power transformer business and large scale system business within our Flow Technology segment) continued to lag the related amounts for the prior year. However, we are encouraged by the recent favorable trend in backlog and orders, particularly within our Flow Technology segment.

On a consolidated basis, organic revenue for the third quarter of 2010 increased 6.8%, while segment income totaled $157.8 (versus $156.4 in the third quarter of 2009). On a year-to-date basis, organic revenue declined 2.2%, while segment income totaled $399.6 (versus $418.5 for the first nine months of 2009).  Operating cash flows for the first nine months of 2010 totaled $43.0, compared to $235.7 for the first nine months of 2009. The decrease in operating cash flows for the first nine months of 2010 was attributable to additional investments in working capital, particularly accounts receivable. See “Results of Continuing Operations”, “Segment Results of Operations”, “Outlook”, and “Liquidity and Financial Condition” under Item 2 for additional details on our operating results for the three and nine months ended October 2, 2010 and September 26, 2009.

Other items of note that impacted operating results for the first nine months of 2010 were as follows:

•                  Acquisitions:

•                  In July 2010, in the Flow Technology Segment, we completed the acquisition of the Anhydro business (“Anhydro”);

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

•                  We incurred special charges of $20.1 for the nine months ended October 2, 2010, compared to $54.5 for the nine months ended September 26, 2009. During 2009, we implemented significant restructuring initiatives at a number of our businesses in response to the global economic recession.

•                  In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017.

•                  The proceeds from the offering were used to repay the remaining balance ($562.5) under the term loan of our senior credit facilities, to pay approximately $26.9 in termination costs (including $2.6 of accrued interest) for the interest rate protection agreements (“Swaps”) related to the term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering (which totaled $11.6).

•                  We recorded a charge during the third quarter of 2010 of $25.6 related to the extinguishment of the term loan and the related Swaps, including $24.3 for the Swaps, $1.1 for the write-off of deferred financing costs associated with the term loan, and $0.2 of an early termination fee.

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

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K/A. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2010 were April 3, July 3 and October 2, respectively, and March 28, June 27 and September 26 for 2009, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2010 and will have six fewer days in the fourth quarter of 2010 when compared to the respective 2009 periods.

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

The following table provides selected financial information for the three and nine months ended October 2, 2010 and September 26, 2009, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth, as defined herein:

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Revenues	$1,289.8	$1,173.6	9.9	$3,565.1	$3,526.7	1.1
Gross profit	378.5	354.6	6.7	1,045.2	1,034.7	1.0
% of revenues	29.3%	30.2%		29.3%	29.3%
Selling, general and administrative expense	254.1	227.4	11.7	757.8	711.5	6.5
% of revenues	19.7%	19.4%		21.3%	20.2%
Intangible amortization	6.8	5.6	21.4	19.4	16.0	21.3
Special charges, net	8.9	19.3	(53.9)	20.1	54.5	(63.1)
Other expense, net	(6.8)	(6.6)	3.0	(20.7)	(20.4)	1.5
Interest expense, net	(21.4)	(21.1)	1.4	(59.6)	(62.7)	(4.9)
Loss on early extinguishment of interest rate protection agreements and term loan	(25.6)	—	*	(25.6)	—	*
Equity earnings in joint ventures	6.4	5.6	14.3	22.3	21.9	1.8
Income from continuing operations before income taxes	61.3	80.2	(23.6)	164.3	191.5	(14.2)
Income tax provision	(21.5)	(29.4)	(26.9)	(37.4)	(63.3)	(40.9)
Income from continuing operations	39.8	50.8	(21.7)	126.9	128.2	(1.0)

Components of consolidated revenue growth:
Organic growth (decline)			6.8			(2.2)
Foreign currency			(1.7)			(0.2)
Acquisitions			4.8			3.5
Net revenue growth			9.9			1.1

*Not meaningful for comparison purposes.

Revenues — For the three months ended October 2, 2010, the increase in revenues, compared to the respective 2009 period, was the result of organic growth and the impact of acquisitions.  The increase in organic revenue was due primarily to increases in sales of (i) cooling systems and products in China and South Africa, (ii) diagnostic service tools to automotive OEM’s and the aftermarket, (iii) products and services to the industrial end-markets and components to the food and beverage end-market within our Flow Technology segment, and (iv) hydraulic tools and equipment, communications equipment, and solar crystal growers within our Industrial Products and Services segment.  The increases in organic revenue were offset partially by organic declines associated with sales of (i) cooling systems and products in Europe, (ii) power transformers, and (iii) large scale systems to the food and beverage end-market served by our Flow Technology segment.  The SPX Heat Transfer acquisition and the acquisitions of Gerstenberg, Anhydro, and TTS contributed incremental revenues of $55.8 during the three months ended October 2, 2010.  Revenues for the three months ended October 2, 2010 were impacted negatively by a stronger U.S. dollar.

For the nine months ended October 2, 2010, the increase in revenues, compared to the respective 2009 period, was the result of $124.4 of incremental revenues associated with the acquisitions noted above.  This increase in revenues was offset partially by a decline in organic revenues and the impact of a stronger U.S. dollar during 2010.  The decline in organic revenues was the result of lower sales of (i) cooling systems and products in the Americas and Europe, (ii) power transformers, (iii) products into the oil and gas end-market served by our Flow Technology segment, and (iv) large scale systems to the food and beverage end-market served by our Flow Technology segment.  These declines in organic revenue were offset partially by organic growth attributable to sales of (i) cooling systems and products in China and South Africa and (ii) diagnostic service tools to automotive OEM’s and the aftermarket.

Gross Profit — The increase in gross profit during the three and nine months ended October 2, 2010, compared to the respective 2009 periods, was due primarily to the increase in revenues noted above.  The decrease in gross profit as a percentage of revenues during the three months ended October 2, 2010 was the result primarily of lower pricing on power transformers.  Gross profit as a percentage of revenues during the nine months ended

October 2, 2010 was impacted favorably by (i) improved project execution and favorable project mix within our cooling systems and products businesses, and (ii) the favorable impact of cost reductions associated with 2009 restructuring initiatives at a number of our businesses. These favorable impacts to gross profit as a percentage of revenue generally were offset by lower pricing on power transformers. Gross profit and gross profit as a percentage of revenue for the nine months ended September 26, 2009 was impacted negatively by charges of $9.5 related to the settlement of two product liability matters.

Selling, General and Administrative (“SG&A”) expenses — For the three and nine months ended October 2, 2010, the increase in SG&A expense, compared to the respective 2009 periods, was due primarily to:

•                  Incremental SG&A associated with the SPX Heat Transfer, Gerstenberg, Anhydro, and TTS acquisitions;

•                  A higher amount of pension expense primarily attributable to a decrease in the discount rate used to value the various plans; and

•                  Higher corporate expense as a result of marketing expenditures associated with our SPX branding initiative.

In addition, a higher amount of stock compensation expense, attributable primarily to a higher value for the 2010 stock compensation awards resulting from an increase in the grant date share price, contributed to the year-over-year increase in SG&A for the nine months ended October 2, 2010. These increases were offset partially by cost reductions associated with 2009 restructuring initiatives at a number of our businesses.

Intangible Amortization — For the three and nine months ended October 2, 2010, compared to the respective 2009 periods, the increase in intangible amortization was due primarily to incremental amortization associated with intangible assets purchased in the SPX Heat Transfer, Gerstenberg, Anhydro, and TTS acquisitions.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2010 and 2009.

Other Expense, net — Other expense, net, for the three months ended October 2, 2010 consisted primarily of a charge associated with the net decline in fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $1.4 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $5.9, partially offset by investment income of $0.7. Other expense, net, for the three months ended September 26, 2009 consisted primarily of foreign currency transaction losses of $6.6 and a charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $0.4 (see Note 11 to our condensed consolidated financial statements).

Other expense, net, for the nine months ended October 2, 2010 consisted primarily of a charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $20.5 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $2.2, partially offset by investment income of $2.2. Other expense, net, for the nine months ended September 26, 2009 consisted primarily of foreign currency transaction losses of $11.7 and a charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $9.6 (see Note 11 to our condensed consolidated financial statements), partially offset by a $1.4 gain associated with the final settlement of a product line sale that occurred in 2006.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, for the nine months ended October 2, 2010, compared to the related 2009 period, was the result of lower average debt balances during 2010.

Loss on Early Extinguishment of Interest Rate Protection Agreements and Term Loan — The amount for the three and nine months ended October 2, 2010 was incurred in connection with the August 2010 repayment of the term loan under our senior credit facilities (see Note 10 to our condensed consolidated financial statements), with $24.3 associated with the early termination of the related Swaps and the remainder with the write-off of deferred financing costs and early termination fees.

Equity Earnings in Joint Ventures — Equity earnings in joint ventures consisted primarily of earnings from our EGS Electrical Group, LLC and Subsidiaries joint venture, which totaled $6.2 and $5.2 for the three months ended October 2, 2010 and September 26, 2009, respectively, and $21.3 and $20.8 for the nine months ended October 2, 2010 and September 26, 2009, respectively.

Income Tax Provision — For the three months ended October 2, 2010, we recorded an income tax provision of $21.5 on $61.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.1%. This compares to an income tax provision for the three months ended September 26, 2009 of $29.4 on $80.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.7%.

For the nine months ended October 2, 2010, we recorded an income tax provision of $37.4 on $164.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 22.8%. This compares to an income tax provision for the nine months ended September 26, 2009 of $63.3 on $191.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.1%. The effective income tax rate for the nine months ended October 2, 2010 was impacted favorably by a tax benefit of $22.0 that was recorded during the period in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns. This benefit was offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

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

Filtran — During the fourth quarter of 2008, we committed to a plan to divest the Filtran business within our Industrial Products and Services segment. The Filtran business included a subsidiary with a minority interest shareholder. Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business.  As a result of this planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge of $23.0 during the fourth quarter of 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value.  Of the $23.0 charge, $16.5 related to the premium we were expecting to pay the minority interest shareholder, while the remaining of $6.5 represented the loss we were anticipating upon the sale of 100% of the Filtran business.  The $23.0 charge was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2008 consolidated statement of operations.

In December 2007, the FASB issued guidance that established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this guidance, which required retroactive application, on January 1, 2009. Accordingly, upon reissuance of our 2008 consolidated financial statements in connection with the filing of the 2009 Form 10-K, we reclassified, within our 2008 consolidated statement of operations, $16.5 of the 2008 impairment charge from “Gain (loss) on disposition of discontinued operations, net of tax” to “Net income (loss) attributable to noncontrolling interest”. This reclassification had no impact on net income attributable to SPX common shareholders.

During the first quarter of 2009, we recorded an impairment charge of $8.5 based on indications of interest for the Filtran business to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations.

In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy the minority interest shareholder out and, thus, sold only our share of the Filtran business.  As a result, we reclassified $16.5 of the impairment charge noted above from “Net income (loss) attributable to noncontrolling interest” to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended September 26, 2009. This reclassification had no impact on net income attributable to SPX common shareholders.

During the second quarter of 2010, we recorded a net gain of $1.3 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained.

Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.0 during the first quarter of 2009. During the second and third quarters of 2009 and the third quarter of 2010, we recorded net charges of $0.2, $0.3, and $0.1, respectively, in connection with adjustments to certain liabilities that we retained. In addition, during the first quarter of 2010, we received payments of $3.7 against the promissory note mentioned above.

In addition to the businesses discussed above, we recognized net losses of $0.1 and $1.7 during the three and nine months ended September 26, 2009, respectively, resulting from adjustments to gains (losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2009 Annual Report on Form 10-K/A for the disclosure of all businesses discontinued during the 2007 through 2009 fiscal years.

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

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the IRS.  In connection with the completion of these examinations, we recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

For the three and nine months ended October 2, 2010 and September 26, 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26
	2010	2009	2010	2009
Income (loss) from discontinued operations	$(0.1)	$(16.3)	$2.3	$(44.8)
Income tax (provision) benefit	—	(2.5)	9.8	6.0
Income (loss) from discontinued operations, net	$(0.1)	$(18.8)	$12.1	$(38.8)

For the three and nine months ended October 2, 2010 and September 26, 2009, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
Revenues	$—	$25.4	$1.9	$73.2

Pre-tax income (loss)	—	0.9	—	(1.3)

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

Flow Technology

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Revenues	$438.6	$406.0	8.0	$1,176.0	$1,196.2	(1.7)
Segment income	58.2	49.6	17.3	144.7	148.2	(2.4)
% of revenues	13.3%	12.2%		12.3%	12.4%
Components of segment revenue growth (decline):
Organic growth (decline)			1.2			(6.6)
Foreign currency			(1.5)			0.6
Acquisitions			8.3			4.3
Net segment revenue growth (decline)			8.0			(1.7)

Revenues — For the three months ended October 2, 2010, the increase in revenues, compared to the respective 2009 period, was due primarily to the impact of the Gerstenberg and Anhydro acquisitions, which contributed aggregate incremental revenues of $33.7 during the three months ended October 2, 2010.  In addition, revenues for the three months ended October 2, 2010 were impacted favorably by organic growth within the segment’s industrial end-markets and additional sales of components within the food and beverage end-market.  These increases in revenues were offset partially by declines in revenue from large scale systems in the food and beverage end-market and the impact of a stronger U.S. dollar compared to the year-ago quarter.

For the nine months ended October 2, 2010, the decrease in revenues, compared to the respective 2009 period, was due to a decline in organic revenues. Specifically, the challenging global economic environment over the past nine months negatively impacted revenue from the oil and gas end-market, as well as revenue from large scale systems in the food and beverage end-market. This decline was offset partially by incremental revenues associated with the Gerstenberg and Anhydro acquisitions and the impact of a weaker U.S. dollar during the nine months ended October 2, 2010.

Segment Income — For the three months ended October 2, 2010, the increase in segment income and margin, compared to the respective 2009 period, was the result of organic revenue and favorable sales mix during the period, as well as the benefits from restructuring actions in 2009 and other operating initiatives.

For the nine months ended October 2, 2010, segment income and margin decreased, compared to the respective 2009 period, primarily as a result of the decline in organic revenue noted above. These decreases in segment income and margin were offset partially by the benefits from the restructuring actions and other operating initiatives noted above and favorable sales mix. In addition, segment income for the nine months ended September 26, 2009 included a charge of $4.3 related to the settlement of a product liability matter.

Test and Measurement

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Revenues	$227.6	$187.6	21.3	$671.9	$591.2	13.7
Segment income	17.8	12.9	38.0	54.9	32.0	71.6
% of revenues	7.8%	6.9%		8.2%	5.4%
Components of segment revenue growth:
Organic growth			23.5			14.4
Foreign currency			(2.2)			(0.7)
Acquisitions			—			—
Net segment revenue growth			21.3			13.7

Revenues— For the three and nine months ended October 2, 2010, the increase in revenues, compared to the respective 2009 periods, was due to an increase in organic revenue attributable primarily to an increase in sales to the automotive OEMs and aftermarket. Revenues for the three and nine months ended October 2, 2010 were impacted negatively by a stronger U.S. dollar compared to the respective year-ago periods.

Segment Income — For the three and nine months ended October 2, 2010, segment income and margin increased, compared to the respective 2009 periods, primarily as a result of the impact of the organic revenue increase noted above and benefits from restructuring actions in 2009.

Thermal Equipment and Services

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Revenues	$440.1	$401.4	9.6	$1,186.6	$1,112.5	6.7
Segment income	60.2	59.2	1.7	140.6	108.1	30.1
% of revenues	13.7%	14.7%		11.8%	9.7%
Components of segment revenue growth:
Organic growth			6.6			1.3
Foreign currency			(2.1)			(0.9)
Acquisitions			5.1			6.3
Net segment revenue growth			9.6			6.7

Revenues — For the three months ended October 2, 2010, the increase in revenues, compared to the respective 2009 period, was due to an increase in organic revenue and the SPX Heat Transfer acquisition.  Organic revenue for the three months ended October 2, 2010 was impacted favorably by an increase in sales of cooling systems and products in China and South Africa.  These increases in organic revenue were offset partially by a decrease in sales of cooling systems and products in Europe. SPX Heat Transfer contributed $20.6 of incremental revenues during the three months ended October 2, 2010. Revenues for the three months ended October 2, 2010 were impacted negatively by a stronger U.S. dollar compared to the year-ago quarter.

For the nine months ended October 2, 2010, the increase in revenues, compared to the respective 2009 period, primarily was the result of the SPX Heat Transfer acquisition, which contributed incremental revenues of $70.4 during the nine months ended October 2, 2010, and to a lesser extent, the net increases in organic revenue noted above. Revenues for the nine months ended October 2, 2010 were impacted negatively by a stronger U.S. dollar compared to the year-ago period.

Segment Income — For the three months ended October 2, 2010, segment income increased as a result of the organic revenue noted above and incremental profits associated with the SPX Heat Transfer acquisition.  Segment income and margins for the three months ended October 2, 2010 were impacted negatively by a less favorable project mix.

For the nine months ended October 2, 2010, segment income and margin increased, compared to the respective 2009 period, primarily as a result of improved project execution and favorable project mix.

Industrial Products and Services

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Revenues	$183.5	$178.6	2.7	$530.6	$626.8	(15.3)
Segment income	21.6	34.7	(37.8)	59.4	130.2	(54.4)
% of revenues	11.8%	19.4%		11.2%	20.8%
Components of segment revenue growth (decline):
Organic growth (decline)			2.2			(15.7)
Foreign currency			(0.3)			(0.1)
Acquisitions			0.8			0.5
Net segment revenue growth (decline)			2.7			(15.3)

Revenues — For the three months ended October 2, 2010, the increase in revenues, compared to the respective period in 2009, was due primarily to an increase in organic revenue.  The organic revenue growth was attributable to an increase in sales of hydraulic tools and equipment, communications equipment, and solar crystal growers.  This organic growth was offset partially by declines in organic revenue associated with the impact of a reduction in power transformer pricing.

For the nine months ended October 2, 2010, the decrease in revenues, compared to the respective 2009 period, was due to a decline in organic revenues associated primarily with a reduction in power transformer volume and pricing. These decreases in organic revenue were offset partially by increases in organic revenue associated with an increase in sales of hydraulic tools and equipment, communications equipment, and solar crystal growers.

Segment Income — For the three months ended October 2, 2010, the decrease in segment income and margin, compared to the respective 2009 period, was due primarily to the organic revenue decline associated with a reduction in power transformer pricing. The reduction in segment income was offset partially by the impact of organic revenue associated with the increase in sales of hydraulic tools and equipment, communications equipment, and solar crystal growers.

For the nine months ended October 2, 2010, the decrease in segment income and margin, compared to the respective 2009 period, was due to the organic revenue decline described above, including the impact of reduced sales prices for power transformers. In addition, segment income for the nine months ended September 26, 2009 included a charge of $5.3 related to the settlement of a product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	October 2,	September 26,		October 2,	September 26,
	2010	2009	% Change	2010	2009	% Change
Total consolidated revenues	$1,289.8	$1,173.6	9.9	$3,565.1	$3,526.7	1.1
Corporate expense	21.5	19.0	13.2	66.7	61.5	8.5
% of revenues	1.7%	1.6%		1.9%	1.7%
Stock-based compensation expense	5.3	6.4	(17.2)	25.4	21.7	17.1
Pension and postretirement expense	13.4	9.4	42.6	39.5	28.1	40.6

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For the three and nine months ended October 2, 2010, the increase in corporate expense, compared to the respective 2009 periods, was due primarily to marketing expenditures associated with our SPX branding initiative.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three months ended October 2, 2010, compared to the respective prior year period, was due to certain awards becoming fully vested, for accounting purposes, during the second quarter of 2010 as a result of the related participants reaching eligible retirement age.

The increase in stock-based compensation expense for the nine months ended October 2, 2010, compared to the respective prior year period, was due primarily to an increase in the fair value of our 2010 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2010 stock-based compensation awards, which is directly correlated to changes in our grant date share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 47% compared to the weighted-average fair value of our 2009 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for the three and nine months ended October 2, 2010 was due primarily to a decrease in the discount rate used to value the various plans.

OUTLOOK

The following table highlights our backlog as of October 2, 2010 and December 31, 2009, and revenue expectations for our segments for the fourth quarter of 2010 based on information available at the time of this report.

Segment	Comments

Flow Technology

We are expecting a low double-digit increase in revenues during the fourth quarter of 2010, compared to the same period in 2009, as a result of (i) the incremental revenues associated with the Gerstenberg and Anhydro acquisitions and (ii) a flat to single-digit increase in organic revenue. The segment had backlog of $771.9 and $578.9 as of October 2, 2010 and December 31, 2009, respectively. We expect to convert approximately 44% of the segment’s October 2, 2010 backlog to revenue during the fourth quarter of 2010.

Test and Measurement

We expect a low double-digit increase in fourth quarter 2010 revenues, as compared to the same period in 2009, due to continued recovery in our aftermarket business and a modest increase in OE programs driven by 2011 model year introductions. Backlog for the segment is not material, as the related businesses are primarily short-cycle in nature.

Thermal Equipment and	The segment experienced an organic revenue increase of 1.3% for the first nine

Services

months of 2010. We expect timing on large projects to continue to be an important driver for the segment. This factor may contribute to significant fluctuations in revenues and profits from period to period. As an example, although revenues for the fourth quarter of 2010 are expected to be favorably impacted by the SPX Heat Transfer acquisition, total revenues for the quarter are expected to be approximately 10% below revenues for the prior year quarter due to the project timing fluctuations noted above. We had backlog of $1,665.9 and $1,973.4 as of October 2, 2010 and December 31, 2009, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. Portions of this backlog are long-term in nature, with the related revenue expected to be recorded through 2014. We expect to convert approximately 19% of the segment’s October 2, 2010 backlog to revenue during the fourth quarter of 2010.

Industrial Products and Services

We are expecting fourth quarter 2010 revenues generally to be flat in comparison to the same period in 2009, as organic growth within the early-cycle businesses is expected to be offset by pricing declines in our power transformer business. Backlog for the segment totaled $358.7 and $393.3 as of October 2, 2010 and December 31, 2009, respectively. We expect to convert approximately 41% of the segment’s October 2, 2010 backlog to revenue during the fourth quarter of 2010.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended October 2, 2010 and September 26, 2009.

Cash Flow

	Nine months ended
	October 2,	September 26,
	2010	2009
Continuing operations:
Cash flows from operating activities	$43.0	$235.7
Cash flows used in investing activities	(153.0)	(47.9)
Cash flows used in financing activities	(28.3)	(259.0)
Cash flows from discontinued operations	4.9	28.1
Change in cash and equivalents due to changes in foreign currency exchange rates	1.5	5.3
Net change in cash and equivalents	$(131.9)	$(37.8)

Operating Activities — The decrease in cash flows from operating activities during the nine months ended October 2, 2010, as compared to the same period in 2009, was attributable primarily to additional investments in working capital, particularly accounts receivable, as a result of the recent organic revenue growth. During the first nine months of 2009, our investment in accounts receivable and inventories declined significantly due primarily to a decrease in organic revenue growth during the period of 13.8%, resulting in significant cash inflows during the period. In addition, during the third quarter of 2010, we paid $26.9 (including $2.6 of accrued interest) to terminate our Swaps. These items were offset partially by a decline in annual incentive compensation payments of $36.5 (annual incentive compensation for the prior year is paid in the first quarter of the subsequent year) and cash spending on restructuring actions (2010 - $22.5 and 2009 - $47.0).

Investing Activities — The increase in cash used in investing activities during the nine months ended October 2, 2010, as compared to the same period in 2009, was due primarily to business acquisitions and investments (i.e., the Gerstenberg, TTS, and Anhydro acquisitions and the EGS investment) during the first nine months of 2010, which resulted in a net cash outflow of $122.1, partially offset by a decline in capital expenditures (2010 - $35.7 and 2009 - $59.7).

Financing Activities — The decrease in cash flows used in financing activities during the nine months ended October 2, 2010, as compared to the same period in 2009, was due primarily to decreases in stock repurchases and changes in borrowings and repayments of long-term and short-term debt. In the nine months ended September 26, 2009, we repurchased $113.2 of SPX common stock and had net repayments of debt of $105.5, compared to no open market stock repurchases and net borrowings of debt of $27.5 in the first nine months of 2010.

Discontinued Operations — The decrease in cash flows from discontinued operations during the nine months ended October 2, 2010, as compared to the same period in 2009, was due primarily to cash proceeds during the nine months ended September 26, 2009 of (i) $18.8 received in connection with the sale of Dezurik and (ii) $17.4 related to an income tax refund associated with the disposition of the Air Filtration business.  The cash flow from discontinued operations for the nine months ended October 2, 2010 was composed primarily of $3.0 in proceeds received in connection with the sale of PSD and a $3.7 repayment of a note receivable that was received in connection with the sale of Dezurik.

Borrowings and Availability

Borrowings —The following table summarizes our debt activity for the first nine months of 2010. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2009	Borrowings	Repayments	Other (7)	October 2, 2010
Term loan (1)	$600.0	$—	$(600.0)	$—	$—
Domestic revolving loan facility (2)	61.5	174.0	(139.5)	—	96.0
6.875% senior notes (3)	—	600.0	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes	28.2	—	—	—	28.2
6.25% senior notes (4)	21.3	—	—	—	21.3
Trade receivables financing arrangement (5)	22.0	35.0	(41.0)	—	16.0
Other indebtedness (6)	46.0	11.8	(12.8)	3.8	48.8
Total debt	1,279.0	$820.8	$(793.3)	$3.8	1,310.3
Less: short-term debt	74.4				132.9
Less: current maturities of long-term debt	76.0				22.6
Total long-term debt	$1,128.6				$1,154.8

(1)

Repayments include required principal payments during the first two quarters of 2010 that aggregated to $37.5 and the repayment of the remaining balance under the term loan of $562.5 in connection with issuing $600.0 of 6.875% senior unsecured notes in August 2010 (see below for additional details on such issuance).

(2)

Based on our projected domestic cash flows over the next 12 months, we have included $80.6 of the balance at October 2, 2010 in short-term debt and the remaining $15.4 in long-term debt. At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(3)	In August 2010, we issued $600.0 of 6.875% senior unsecured notes that mature in 2017 (see below for additional details).

(4)	The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheet as of October 2, 2010.

(5)

Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. As of October 2, 2010, we had $27.5 available under the arrangement, after giving effect to borrowings of $16.0.

(6)	Includes balances under a purchase card program of $34.1 and $31.5 at October 2, 2010 and December 31, 2009, respectively.

(7)	“Other” includes debt assumed of $3.9 during the nine months ended October 2, 2010 and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As of October 2, 2010 and December 31, 2009, the participating businesses had $34.1 and $31.5, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

In August 2010, we issued in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering (which totaled $11.6). The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013 we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. We have agreed, in the event the notes are not freely tradable, to conduct a registered exchange offer for the notes and will use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations within 150 days from August 10, 2011, we have agreed to pay additional interest to holders of the notes under certain circumstances. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

At October 2, 2010, we were in compliance with all covenant provisions of our senior notes.

Availability — At October 2, 2010, we had $403.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facilities of $96.0 and to $100.2 reserved for outstanding letters of credit. In addition, at October 2, 2010, we had $219.4 of available issuance capacity under our foreign trade facility after giving effect to $730.6 reserved for outstanding letters of credit. We also had $4.9 of letters of credit outstanding under separate facilities in China and South Africa. See Note 10 to the condensed consolidated financial statements, along with the consolidated financial statements contained in our 2009 Annual Report on Form 10-K/A, for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of October 2, 2010, we had $27.5 available under the trade receivables financing agreement, after giving effect to borrowings of $16.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

Distress in the financial markets over the last two years has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during the first nine months of 2010 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $391.0 at October 2, 2010, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, any equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

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

Our Swaps, FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risk. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of October 2, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related agreements are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the valuation of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future contractual amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis included the following as of October 2, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.3	$—
Current liabilities — FX forward contracts and FX embedded derivatives	—	4.3	—
Long-term liabilities — FX embedded derivatives	—	30.2	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities —FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

Interest Rate Swaps

Prior to repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, had maturities through December 2011 and effectively converted the majority of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan (see Note 10 to the condensed consolidated financial statements), we terminated all our Swaps, resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during the three months ended October 2, 2010. The unrealized loss, net of taxes recorded in accumulated other comprehensive loss (“AOCI”) was $16.8 as of December 31, 2009. In addition, as of December 31, 2009, we recorded a long-term liability of $28.0 to recognize the fair value of the Swaps.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of these FX embedded derivatives and FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $159.9 and $100.2 outstanding as of October 2, 2010 and December 31, 2009, respectively. The unrealized loss, net of taxes, recorded in AOCI was $3.3 and $4.4 related to FX embedded derivatives and FX forward contracts as of October 2, 2010 and December 31, 2009, respectively. The net loss recorded in “Other expense, net” from the change in the fair value of FX forward contracts and embedded derivatives totaled $1.4 and $20.5 for the three and nine months ended October 2, 2010, respectively, and $0.4 and $9.6 for the three and nine months ended September 26, 2009, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	October 2, 2010				December 31, 2009
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$2.1	$—	$2.8	$—	$0.2	$—	$1.4	$—
FX embedded derivatives	1.9	—	1.5	30.2	0.2	0.9	0.3	10.1

Commodity Contracts

From time to time, we enter into forward commodity contracts (“commodity contracts”) to manage the exposure on forecasted purchases of commodity raw materials. At October 2, 2010 and December 31, 2009, the outstanding notional amount of commodity contracts was 0.8 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of October 2, 2010 and December 31, 2009, the fair values of these contracts were $0.3 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.2 and $0.5 as of October 2, 2010 and December 31, 2009, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable, foreign currency forward and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009. Our total net liabilities for unrecognized tax benefits including interest were $96.9 as of October 2, 2010.We believe that within the next 12 months it is reasonably possible that we could pay approximately $30.0 to $40.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2009 Annual Report on Form 10-K/A, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2009 Annual Report on Form 10-K/A. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2009 Annual Report on Form 10-K/A.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements”

within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2009 Annual Report on Form 10-K/A, in any subsequent filing with the Securities and Exchange Commission, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 2, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 2, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended October 2, 2010.

ITEM 6. Exhibits

10.1

Indenture, dated as of August 16, 2010 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).

10.2

Registration Rights Agreement, dated as of August 16, 2010, among SPX Corporation, the Guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 2, 2010, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2010 and September 26, 2009; (ii) Condensed Consolidated Balance Sheets at October 2, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 3, 2010	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 3, 2010	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1

Indenture, dated as of August 16, 2010 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).

10.2

Registration Rights Agreement, dated as of August 16, 2010, among SPX Corporation, the Guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 2, 2010, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2010 and September 26, 2009; (ii) Condensed Consolidated Balance Sheets at October 2, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.