Form 10-K
period 2010-12-31
SPX CORP
filed 2011-02-22
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010, or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2010 was $2,504,973,907. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock as of February 17, 2011 was 50,585,672.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 5, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 P A R T    I

ITEM 1. Business

(All dollar and share amounts are in millions, except per share data)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses' or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change. All the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Risk Factors" and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this document.

Business

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.

        We are a global, multi-industry manufacturer of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. We have positioned ourselves to serve three core global markets: infrastructure; process equipment; and diagnostic tools to support three critical needs of modern societies (i) electricity, (ii) processed foods and beverages, and (iii) vehicle service. There are common macroeconomic drivers of demand in these markets, particularly in regions where gross domestic product growth is high. A rising world population and emerging middle class directly impact the need for energy, food and transportation with the needs being greatest in emerging markets. Last year, an estimated 25% of our revenues were from sales into emerging markets. In mature markets, there is significant need to upgrade or replace aged infrastructure. In all parts of the world, enhanced government regulation and growing concern about protecting the environment are expected to play an important role in determining how these needs are met. Approximately 53% of our 2010 revenues were driven by infrastructure development and maintenance, with over 50% of these revenues generated outside North America. Revenues from the sale of power and energy infrastructure were 36% of total 2010 revenues. Our technologies are critical for power generation, electricity transmission and distribution, as well as oil and gas processing. The majority of our power business supports conventional power generation; however, in recent years we have seen growth through the resurgence of nuclear power and increased focus on renewable energy. Our power and energy infrastructure offerings include wet and dry cooling systems, stationary and rotating heat exchangers, pollution control systems, power transformers and thermal services and repair. Sales of our HVAC and other infrastructure-related products accounted for 17% of 2010 revenues. These offerings include packaged cooling towers, boilers, heating and ventilation equipment and filters. We continue to focus on developing and acquiring products and services to serve global infrastructure development, as we believe that future investments in these end markets in both developing and developed economies around the world provide significant opportunities for growth.

        Our other two key global end markets are food and beverage and vehicle service. During 2010, approximately 33% of our revenues were generated from serving these two end markets.

        The products we provide to the food and beverage market include a variety of process equipment used to control flow and temperature during manufacturing, including pumps, heat exchangers, valves and mixers. We expect growth of the food and beverage market to continue throughout the globe, with the highest growth in emerging regions of the world. In 2010, over 50% of our food and beverage market revenues were generated outside North America.

        Our primary offerings to the vehicle services end market include electronic diagnostic systems, specialty service tools, service equipment and technical information services. Our strategy includes partnering with manufacturers of automobiles, agricultural and construction equipment and recreational vehicles, among others, to provide solutions for maintaining and servicing these vehicles, with a continued focus on global expansion. In 2010, we generated over 42% of our revenues for the vehicle service market outside North America. With the expanding global population and demand for vehicles, we believe there are significant international opportunities in this market, particularly in China and India.

        Our operating strategy is focused on creating shareholder value through:

  •
  Continued development and optimization of our global systems and services and migration to regional shared service centers;

  •
  Increased globalization with a focus on developing economies and markets;

  •
  Innovation focused on providing new or enhanced solutions to our customers;

  •
  Continuous operating improvement through lean initiatives and supply chain management; and

  •
  Strategic acquisitions focused on expanding our presence in our core markets.

        Our strategy to create shareholder value also focuses on environmental sustainability and conducting our business with a high level of ethics and integrity.

        Unless otherwise indicated, amounts provided throughout this Annual Report on Form 10-K relate to continuing operations only.

Segments

        Over the last few years, we have implemented a number of operating initiatives, including expansion in developing markets, innovation and new product development, continuous improvement driven by lean methodologies, supply chain management, information technology infrastructure improvement, and organizational and talent development. These initiatives are intended to, among other things, capture synergies within our businesses to ultimately drive revenues, profit margin and cash flow growth. We believe that our businesses are well positioned for long-term growth in these financial metrics based on our current continuous improvement initiatives, the potential within the current markets they serve and the potential for expansion into additional markets.

        We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services, and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Accounting Standards Codification ("Codification") to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $1,662.2, $1,634.1 and $1,998.7 in 2010, 2009, and 2008, respectively. The Flow Technology segment designs, manufactures and markets products and solutions that are used to process, blend, filter, dry, meter and transport fluids with a focus on creating innovative products and systems as well as providing comprehensive aftermarket support services. Primary offerings include engineered pumps, mixers, process systems, heat exchangers, valves, and dehydration and drying technologies. Global end markets, including food and beverage, general industrial, and power and energy are served by core brands, such as APV, Lightnin, Waukesha Cherry-Burrell, Anhydro, Bran&Luebbe, Copes-Vulcan, Johnson Pump, M&J Valves, Plenty, Hankison, Gerstenberg Schröder, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Test and Measurement

        Our Test and Measurement segment had revenues of $924.0, $810.4 and $1,100.3 in 2010, 2009 and 2008, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services and sophisticated testing and validation. Products of the segment include specialty diagnostic service tools, fare-collection systems and portable cable and pipe locators. Our specialty diagnostic service tool products include diagnostic systems and service equipment, as well as specialty tools. We sell specialty diagnostic service tools to franchised vehicle dealers of original equipment manufacturers ("OEM"s), as well as aftermarket franchised and independent repair facilities, under brand names including OTC, Actron, AutoXray, Tecnotest, Autoboss and Robinair. The major competitors to these product lines are Snap-on Incorporated and the Bosch Group. We are a primary global provider of diagnostic service tools for motor vehicle manufacturers' dealership networks such as those associated with General Motors, Volkswagen, Chrysler Group LLC, Ford, Renault, Nissan, BMW, Jaguar, Land Rover, John Deere, Honda and Harley Davidson. Sales of specialty service tools essential to dealerships tend to vary with changes in vehicle systems design and the number of dealerships. The past two years have been quite challenging for the vehicle service market due to the economic stress on the global OEMs and the lack of demand within the global aftermarket. The changes that have occurred in the automotive industry are leading to increased global competition among OEMs. Recently there have been signs of recovery within the vehicle service market resulting in organic growth in 2010. We optimized our global footprint by reducing our North American cost structure and integrating our overseas operations. We also have transitioned key internal resources to Europe and Asia Pacific to focus on our expansion in these regions. Over 42% of our 2010 vehicle service revenues related to sales outside North America. Over time, we expect this percentage to increase as we expand our relationships with OEMs globally. Specifically, we see significant opportunities in China and India as market data suggests that the number of vehicles in these countries will increase greatly over the next decade.

        The segment also sells automated fare-collection systems to municipal bus and rail transit systems, as well as ride ticket vending systems, primarily to municipalities within the North American market. Our portable cable and pipe locator line is composed of electronic testing, monitoring and inspection equipment for locating and identifying metallic sheathed fiber optic cable, horizontal boring guidance systems and inspection cameras. The segment sells this product line globally to a wide customer base, including utility and construction companies, municipalities and telecommunication companies. The primary distribution channels for the Test and Measurement segment are direct to OEMs and OEM dealers, aftermarket tool and equipment providers and retailers.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,602.1, $1,595.5 and $1,679.1 in 2010, 2009 and 2008, respectively. This segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products of the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boilers and heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. Approximately two-thirds of the segment's 2010 revenues were from sales to the power generation market. The segment has a balanced presence geographically, with a strong presence in North America, Europe, China, and South Africa. The segment continues to expand its product offerings from a geographic perspective. In December 2009, the segment's SPX Heat Transfer Inc. subsidiary acquired substantially all of the assets and certain liabilities of Yuba Heat Transfer, LLC (the "SPX Heat Transfer acquisition"), a leading supplier of heat transfer technology to the U.S. power generation market. In addition, during 2009, the segment entered into a joint venture with Thermax Limited to market certain of our thermal components to India's rapidly growing power sector and selected regions in Southeast Asia. Thermax Limited is a leader in energy and environmental management in the Indian market. The segment's products and services are sold under the brand names of Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being Evapco, Inc., GEA Group AG, Alstom SA, Siemens AG, Hamon & Cie, Baltimore Aircoil Company, Thermal Engineering International, SHOUHANG IHW Resources Saving Technology Co., Harbin Air Conditioning Co., and Beijing Longyuan Cooling Technology Co.

        The segment's boiler products include a complete line of gas and oil fired cast iron boilers for heating in residential and commercial applications, as well as ancillary equipment. The segment's primary boiler products competitors are Burnham Holdings, Inc. and Buderus. The segment's heating and ventilation product line includes i) baseboard, wall unit and portable heaters, ii) commercial cabinet and infrared heaters, iii) thermostats and controls, iv) air curtains and v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat and Leading Edge brand names, with the principal competitors being TPI Corporation, Ouellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company and Dimplex North America Ltd. for heating products and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as its thermal components and service offerings.

        The segment's South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

        The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $698.5, $805.6 and $1,048.5 in 2010, 2009 and 2008, respectively. Of the segment's 2010 revenues, approximately 36% was from the sale of power transformers into the U.S. transmission and distribution market. We are a leading provider of medium sized transformers (Megavolt-Amphere between 10 and 60) in the United States. We sell transformers under the Waukesha Electric brand name. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd. (Kuhlman Electric Corporation) and GE-Prolec. During 2010, we announced the expansion of our Waukesha, WI manufacturing facility which, upon completion, is designed to enhance our ability to provide larger capacity transformers.

        Additionally, this segment designs and manufactures industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio, cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        In July 2010, in the Flow Technology segment, we completed the acquisition of the Anhydro business ("Anhydro"), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

        In April 2010, in the Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems Ltd. ("TTS"), a leading global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

        In February 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S ("Gerstenberg"), a leading designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of Anhydro, TTS, and Gerstenberg were not material individually or in the aggregate to our results of operations.

        On February 16, 2011, we entered into a definitive agreement to acquire all the assets of Teradyne Inc.'s Diagnostic Solutions business ("TDS"), a leading global supplier of diagnostic solutions for transportation OEMs and automotive dealerships. TDS had revenues of approximately $40.0 in 2010. We expect to complete the acquisition during the first half of 2011.

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

        The following businesses, all of which had been sold by December 31, 2010, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

Joint Venture

        We have a joint venture, EGS Electrical Group, LLC and Subsidiaries ("EGS"), with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Brazil, Canada and France, and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis. We typically receive our share of this joint venture's earnings in cash dividends paid quarterly.

        See Note 9 to our consolidated financial statements for more information on EGS.

International Operations

        We are a multinational corporation with operations in over 35 countries. Our export sales from the United States were $328.2, $289.6, and $553.5 in 2010, 2009, and 2008, respectively.

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

        We spent $69.5, $58.7 and $67.2 in 2010, 2009 and 2008, respectively, on research activities relating to the development and improvement of our products.

 Patents/Trademarks

        We own over 700 domestic patents and 200 foreign patents, including approximately 50 patents that were issued in 2010, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

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

        We are subject to potential increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years we have generally been able to offset increases in raw material costs across our segments mainly through effective price increases. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.

        Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of necessary raw materials at competitive prices.

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe that we can compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Segments" above for a discussion of our competitors.

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2010, we had approximately 15,500 employees. Nine domestic collective bargaining agreements cover approximately 1,000 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        Many of the business areas in which we operate are subject to general economic cycles or industry events. Certain of our businesses are subject to specific industry cycles or events, including, but not limited to:

  •
  Customer demand for electricity transformers, which impacts our Industrial Products and Services segment;

  •
  The oil and gas, chemical and petrochemical markets, which influence our Flow Technology segment;

  •
  The electric power and infrastructure markets and events, which influence our Thermal Equipment and Services and Industrial Products and Services segments; and

  •
  The correlation between demand for cooling systems and towers within our Thermal Equipment and Services segment and contract timing on large construction projects, which may cause significant fluctuations in revenues and profits from period to period.

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

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2010, approximately 55% of our revenues were generated outside the United States and we expect that approximately 50% of our revenues will be generated outside the United States in 2011. We have placed a particular emphasis on expanding our presence in developing markets.

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

  •
  Failure to comply with U.S. or non-U.S.laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets;

  •
  Regulatory or political systems or barriers may make it difficult or impossible to enter or remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;

  •
  Domestic and foreign customs and tariffs may make it difficult or impossible for us to move our products or profits across borders in a cost-effective manner;

  •
  Transportation and shipping expenses add cost to our products;

  •
  Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

  •
  Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;

  •
  Nationalization of private enterprises could harm our business;

  •
  Government embargoes or foreign trade restrictions such as anti-dumping duties, as well as the imposition of trade sanctions by the United States or the European Union against a class of products imported by us from, sold by us and exported to, or the loss of "normal trade relations" status with, countries in which we conduct business could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;

  •
  Environmental and other laws and regulations could increase our costs or limit our ability to run our business;

  •
  Our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise;

  •
  It may be difficult or impossible to protect our intellectual property;

  •
  Local, regional or worldwide hostilities could impact our operations;

  •
  Distance, language and cultural differences may make it more difficult to manage the business and employees, and to effectively market our products and services;

  •
  Potential imposition of restrictions on investments; and

  •
  Local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability could adversely impact our operations.

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

        A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly in our Thermal Equipment and Services and Flow Technology segments. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.

        Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. In addition, contract delays may negatively impact these estimates and our revenues and earnings results for affected periods.

        To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects. Additionally, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations.

We cannot assure you that expenses or losses for uncollectible billings relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Worldwide economic conditions could negatively impact our businesses.

        The general worldwide depressed economic conditions that began in 2008 continue to affect many industries, including industries in which we or our customers operate. These conditions could negatively impact our businesses by adversely affecting, among other things, our:

  •
  Revenues;

  •
  Profits;

  •
  Margins;

  •
  Cash flows;

  •
  Suppliers' and distributors' ability to perform and the availability and costs of materials and subcontracted services;

  •
  Customers' orders;

  •
  Order cancellation activity or delays on existing orders;

  •
  Customers' ability to access credit; and

  •
  Customers' ability to pay amounts due to us.

        While it is difficult to predict the duration or severity of these conditions, our projections for 2011 assume a generally improving economy. If economic conditions fail to improve, the negative impact on our businesses could increase or continue for longer than we expect. See MD&A for further discussion of how these conditions have affected our businesses to date and how they may affect them in the future.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2010, we had $1,197.6 in total indebtedness. On that same date, we had $503.6 of available borrowing capacity under our revolving credit facilities after giving effect to $96.4 reserved for outstanding letters of credit. In addition, we had $179.8 of available issuance capacity under our foreign trade facility after giving effect to $770.2 reserved for outstanding letters of credit. At December 31, 2010, our cash and equivalents balance was $455.4. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may in the future renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

        Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and any other agreements contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully in the MD&A and Note 12 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

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

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims, of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable to protect us against potential loss exposures. We have increased our self-insurance limits over the past several years, which has increased our uninsured exposure.

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

        Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax increases and other revenue-raising laws and regulations. Any resulting changes in tax laws or regulations could impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

Changes in key estimates and assumptions, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, that cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2010, these plans were underfunded by $463.5. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions could result in a change to our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

The price and availability of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices and shortages of raw materials. In recent years, we have faced significant volatility in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to long-term supplier contracts that may increase our exposure to pricing fluctuations.

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

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2010, we had the ability to issue up to an additional 5.0 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 8.3 shares of common stock that may be issued in connection with acquisitions. Additional shares issued would have a dilutive effect on our earnings per share.

The loss of key personnel and any inability to attract and retain qualified employees could have a material adverse effect on our operations.

        We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2010, we had goodwill and other intangible assets, net of $2,354.1. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        In connection with our annual goodwill impairment testing in 2010, we determined that the estimated fair value of our SPX Heat Transfer and Anhydro reporting units, businesses that were acquired in the last 18 months, were comparable to the carrying value of their respective net assets. Goodwill attributable to these reporting units totaled $64.1 at December 31, 2010.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

        At December 31, 2010, we had approximately 15,500 employees. Nine domestic collective bargaining agreements cover approximately 1,000 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

 ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties, as of December 31, 2010, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	9 states and 21 foreign countries	60	2.8	1.8
Test and Measurement	6 states and 6 foreign countries	28	0.7	0.9
Thermal Equipment and Services	12 states and 7 foreign countries	35	4.4	2.4
Industrial Products and Services	12 states and 4 foreign countries	28	1.3	0.7

Total		151	9.2	5.8

        In addition to manufacturing plants, we lease our corporate office in Charlotte, NC, our Asia Pacific center in Shanghai, China, our European shared service center in Manchester, United Kingdom and various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

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

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2010 and 2009, together with dividend information.

	High	Low	Dividends per Share
2010
4th Quarter	$71.83	$62.06	$0.25
3rd Quarter	64.14	51.36	0.25
2nd Quarter	70.85	51.45	0.25
1st Quarter	67.21	54.16	0.25

	High	Low	Dividends per Share
2009
4th Quarter	$61.94	$52.78	$0.25
3rd Quarter	64.72	46.86	0.25
2nd Quarter	53.63	41.20	0.25
1st Quarter	52.67	38.75	0.25

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

        There were no repurchases of common stock during the three months ended December 31, 2010. The approximate number of shareholders of record of our common stock as of February 17, 2011 was 3,776.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2005 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$4,886.8	$4,845.6	$5,826.6	$4,532.5	$3,916.5
Operating income(2)(3)	343.2	171.0	471.6	407.5	298.8
Other expense, net(4)	(21.3)	(19.7)	(1.2)	(2.3)	(26.5)
Interest expense, net(5)	(107.4)	(84.6)	(105.1)	(71.1)	(50.2)
Equity earnings in joint ventures	30.2	29.4	45.5	39.9	40.8

Income from continuing operations before income taxes	244.7	96.1	410.8	374.0	262.9
Income tax provision(6)	(53.1)	(47.1)	(152.3)	(84.2)	(50.6)

Income from continuing operations	191.6	49.0	258.5	289.8	212.3
Income (loss) from discontinued operations, net of tax	11.2	(32.8)	14.3	6.3	(60.9)

Net income	202.8	16.2	272.8	296.1	151.4
Less: Net income (loss) attributable to noncontrolling interests	(2.8)	(15.5)	24.9	1.9	0.7

Net income attributable to SPX Corporation common shareholders	$205.6	$31.7	$247.9	$294.2	$150.7

Basic income per share of common stock:
Income from continuing operations	$3.91	$0.96	$4.70	$5.22	$3.62
Income (loss) from discontinued operations	0.23	(0.32)	(0.07)	0.09	(1.05)

Net income per share	$4.14	$0.64	$4.63	$5.31	$2.57

Diluted income per share of common stock:
Income from continuing operations	$3.86	$0.95	$4.63	$5.13	$3.55
Income (loss) from discontinued operations	0.22	(0.31)	(0.07)	0.08	(1.03)

Net income per share	$4.08	$0.64	$4.56	$5.21	$2.52

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$5,993.3	$5,725.0	$6,138.1	$6,237.4	$5,437.1
Total debt	1,197.6	1,279.0	1,344.7	1,567.8	962.5
Other long-term obligations	1,056.5	1,055.0	912.4	812.8	831.0
SPX shareholders' equity	2,097.7	1,870.8	1,990.8	1,986.0	2,089.4
Noncontrolling interests	6.3	10.7	34.0	10.4	3.5
Capital expenditures	75.7	92.8	116.4	82.6	49.1
Depreciation and amortization	113.0	105.9	104.5	73.4	67.6

(1)
On December 31, 2007, we completed the acquisition of APV within our Flow Technology segment. Revenues for APV in 2007 and 2006, which are not included above, totaled approximately $876.0 and $753.0, respectively.

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

(3)
In 2010, 2009, 2008, 2007 and 2006, we incurred net special charges of $36.4, $73.1, $17.2, $5.2 and $3.8, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. See Note 6 to our consolidated financial statements for further details.

In 2010, we recorded a charge of $1.7 related to the impairment of trademarks for a business within our Thermal Equipment and Services segment.

  In 2009, we recorded a charge of $187.7 related to the impairment of goodwill and $1.0 related to the impairment of other intangible assets for our Service Solutions reporting unit. Additionally, we recorded a charge of $6.1 related to the impairment of trademarks for a business within our Thermal Equipment and Services segment.

  In 2008, we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9) for our Weil-McLain subsidiary.

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

(4)
In 2010 and 2009, we incurred charges of $17.3 and $7.7, respectively, associated with net declines in fair value of FX forward contracts and FX embedded derivatives, while in 2008 we recorded income of $4.5 for these instruments associated with an increase in the related fair values.

In 2008, we recorded a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition. In 2006, we recorded a charge of $20.0 relating to the settlement of a lawsuit with VSI Holdings, Inc.

(5)
Interest expense, net included charges in 2010 of $25.6 associated with the loss on early extinguishment of interest rate protection agreements and term loan (see Note 12 to our consolidated financial statements) and losses on early extinguishment of debt of $3.3 in 2007.

(6)
During 2010, we recorded an income tax benefit of $18.2 in connection with the completion of the field examinations of our 2006 to 2007 federal income tax returns and a tax benefit of $16.0 related to a reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the 2010 enactment of the Patient Protection and Affordable Care Act and $3.6 associated with the repatriation of foreign earnings.

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

Executive Overview

        The global economic recession had a significant impact on our 2009 operating results, as organic revenues and segment income declined 14.4% and 26.5%, respectively. During 2010, we saw signs of improvement in our operating results as three of our four segments experienced increases in revenues and operating profit during the year. Specifically, our diagnostic service tools business and the early-cycle businesses within our Flow Technology and Industrial Products and Services segments experienced increases in organic revenues and operating profit. In addition, profits for our cooling systems and products and thermal services and equipment businesses were impacted favorably by organic revenue growth and favorable project execution in their China and South Africa regions. We have yet to experience noticeable improvement in the operating results of our mid to late-cycle businesses (e.g., our power transformer business and the large scale system business within our Flow Technology segment). However, we are encouraged by the recent favorable trend in backlog and orders, particularly within our Flow Technology segment.

        On a consolidated basis, organic revenues for 2010 decreased 2.4%, while segment income totaled $560.3 (versus $587.8 in 2009). These overall declines were due primarily to softness in the end markets served by our mid to late-cycle businesses. Operating cash flows for 2010 totaled $256.7, compared to $463.2 for 2009. The decrease in operating cash flows for 2010 was attributable to additional investments in working capital, particularly accounts receivable, and $100.0 of voluntary contributions made to fund our domestic pension plans during 2010.

        Other matters of note, including significant items that impacted our 2010 financial performance, are as follows:

  Significant Items that Impacted 2010 Financial Results

  •
  Acquisitions:

  •
  In February and July of 2010, in the Flow Technology segment, we completed the acquisitions of Gerstenberg and the Anhydro, respectively; and

  •
  In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary ("SPX Heat Transfer") completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC (the "SPX Heat Transfer acquisition").

  •
  Restructuring Activities — We incurred special charges of $36.4 for the year ended December 31, 2010, compared to $73.1 for the year ended December 31, 2009. During 2009, we implemented significant restructuring initiatives at a number of our businesses in response to the global economic recession.

  •
  Senior Debt Offering — In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017.

  •
  The proceeds from the offering were used to repay the remaining balance ($562.5) under the term loan of our senior credit facilities, to pay approximately $26.9 in termination costs (including $2.6 of accrued interest) for the interest rate protection agreements ("Swaps") related to the term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering.

  •
  We recorded a charge during 2010 of $24.3 for the extinguishment of the Swaps, $1.1 for the write-off of deferred financing costs associated with the term loan, and $0.2 of an early termination fee.

  •
  Income Taxes:

  •
  During 2010, in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns by the Internal Revenue Service ("IRS"), we recorded income tax benefits of $18.2 to continuing operations and $7.3 to discontinued operations;

  •
  We recorded income tax benefits in 2010 of $16.0 related to a reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and settlement of state examinations;

  •
  During 2010, we recorded an income tax charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the enactment of the Patient Protection and Affordable Care Act during the first quarter of 2010; and

  •
  We recorded income tax charges in 2010 of $3.6 related to the repatriation of foreign earnings.

  Other Items of Note

  •
  Globalization

  •
  Approximately 55% of our 2010 revenues were generated outside the United States.

  •
  Approximately 25% of our 2010 revenues were from sales into emerging markets.

  •
  In South Africa, we are working on two long-term projects (Kusile and Medupi) that generated revenues of approximately $201.0 in 2010 and represent approximately $758.0 of our backlog as of December 31, 2010, $261.0 of which is expected to be converted to revenue in 2011.

  •
  Continued Migration to Regional Support Centers

  •
  In 2010, we began constructing a centralized manufacturing center outside Shanghai, China. We are targeting construction of the facility to be completed in 2012. As we consolidate and grow into this facility, we expect to improve our cost structure and leverage our resources to support future growth.

  •
  Additionally, during 2010, we opened a European shared service center in Manchester, United Kingdom.

  •
  Liquidity

  •
  Inclusive of cash on hand and committed credit lines, our available liquidity was $1,010.8 at December 31, 2010.

  •
  Scheduled principal debt payments for 2011, under our senior credit facilities and senior notes, are $21.3. In addition, in January 2011 we redeemed the 7.50% senior notes, with an original maturity of January 1, 2013, resulting in a principal payment of $28.2.

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

        Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment in part because our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovations and price. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products and services we offer. See "Business — Segments" for a discussion of our competitors.

        Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues it presents a useful tool to evaluate our ongoing operations and provides investors with a tool to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP") and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

        The following table provides selected financial information for the years ended December 31, 2010, 2009 and 2008, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline), as defined herein:

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Revenues	$4,886.8	$4,845.6	$5,826.6	0.9	(16.8)
Gross profit	1,432.8	1,419.6	1,765.4	0.9	(19.6)
% of revenues	29.3%	29.3%	30.3%
Selling, general and administrative expense	1,024.4	959.2	1,127.9	6.8	(15.0)
% of revenues	21.0%	19.8%	19.4%
Intangible amortization	27.1	21.5	25.7	26.0	(16.3)
Impairment of goodwill and other intangible assets	1.7	194.8	123.0	*	*
Special charges, net	36.4	73.1	17.2	*	*
Other expense, net	(21.3)	(19.7)	(1.2)	8.1	*
Interest expense, net	(81.8)	(84.6)	(105.1)	(3.3)	(19.5)
Loss on early extinguishment of interest rate protection agreements and term loan	(25.6)	—	—	*	*
Equity earnings in joint ventures	30.2	29.4	45.5	2.7	(35.4)
Income from continuing operations before income taxes	244.7	96.1	410.8	154.6	(76.6)
Income tax provision	(53.1)	(47.1)	(152.3)	12.7	(69.1)
Income from continuing operations	191.6	49.0	258.5	291.0	(81.0)
Components of consolidated revenues growth (decline):
Organic decline				(2.4)	(14.4)
Foreign currency				(0.5)	(2.6)
Acquisitions				3.8	0.2

Net revenues growth (decline)				0.9	(16.8)

*
Not meaningful for comparison purposes.

        Revenues — For 2010, the increase in revenues was primarily the result of $182.5 of incremental revenues associated with (i) the SPX Heat Transfer acquisition in December 2009 and (ii) the acquisitions of Gerstenberg, TTS and Anhydro in 2010.

These increases in revenues were offset partially by organic declines resulting from lower sales of (i) power transformers, (ii) cooling systems and products and thermal services and equipment in the Americas and Europe, (iii) products into the oil and gas end market served by our Flow Technology segment, and (iv) large scale systems to the food and beverage end market served by our Flow Technology segment. These declines in organic revenues were partially offset by organic growth attributable to sales of (i) cooling systems and products and thermal services and equipment in China and South Africa and (ii) diagnostic service tools to automotive OEMs and the aftermarket.

        For 2009, the decrease in revenues was the result of organic revenue declines and a stronger U.S. dollar against most foreign currencies (e.g., the Euro and British Pound) in 2009 when compared to 2008. The decline in organic revenue was directly attributable to the substantial changes in the global economic environment, which significantly impacted many of the end markets in which we participate, with the most significant impact on our automotive, food and beverage, general industrial, power transformers, and solar power product lines.

        Gross Profit — The increase in gross profit for 2010 (when compared to 2009) was due primarily to the revenue performance described above. Gross profit as a percentage of revenues was impacted favorably by:

  •
  Improved project execution and favorable project mix within our cooling systems and products and thermal services and equipment businesses;

  •
  The favorable impact of cost reductions in 2010 associated with 2009 restructuring initiatives at a number of our businesses; and

  •
  Charges of $9.5 in 2009 related to the settlement of two product liability matters.

        The increase in gross profit as a percentage of revenues for 2010 (when compared to 2009) was offset almost entirely by lower pricing on power transformers.

        The decrease in gross profit for 2009 (when compared to 2008) was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for 2009 was impacted negatively by:

  •
  Unfavorable project mix at the cooling systems and products and thermal services and equipment businesses;

  •
  Lower absorption of fixed costs due to the declines in revenues;

  •
  A decrease in sales prices for power transformers due to decline in demand; and

  •
  Charges of $9.5 related to the settlement of two product liability matters.

        The decline in gross profit as a percentage of revenues for 2009 (compared to 2008) was offset partially by an increase in gross profit at APV, a business acquired on December 31, 2007, as a result of cost reductions associated with integration efforts and improved project execution. In addition, APV's gross profit for 2008 included an incremental charge of $7.5 for the excess fair value (over historical value) of inventory acquired in the APV transaction that was subsequently sold in 2008.

        Selling, General and Administrative ("SG&A") Expense — For 2010, the increase in SG&A expense, as compared to 2009, of $65.2 was due primarily to:

  •
  Incremental SG&A associated with the SPX Heat Transfer, Gerstenberg, TTS and Anhydro acquisitions of $35.2;

  •
  A higher amount of pension expense primarily attributable to a decrease in the discount rate used to value our various plans;

  •
  Higher corporate expense primarily as a result of marketing expenditures associated with our SPX branding initiative and increases in deferred compensation associated with current year earnings on participant account balances; and

  •
  A higher amount of stock compensation expense attributable primarily to a higher fair value for the 2010 stock compensation awards resulting from an increase in the grant date share price.

        For 2009, the decrease in SG&A expense, as compared to 2008, of $168.7 was due primarily to:

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

        Intangible Amortization — For 2010, the increase in intangible amortization, as compared to 2009, was due to incremental amortization expense associated with the intangible assets purchased in the SPX Heat Transfer, Gerstenberg, TTS and Anhydro acquisitions.

        For 2009, the decrease in intangible amortization, as compared to 2008, was due to the stronger U.S. dollar in 2009 and certain intangible assets becoming fully amortized in 2008.

        Impairment of Goodwill and Other Intangible Assets — In connection with our annual 2010 impairment testing of goodwill and other indefinite-lived intangible assets, we recorded an impairment charge of $1.7 related to trademarks of a business within our Thermal Equipment and Services segment.

        In connection with our annual 2009 impairment testing of goodwill and other indefinite-lived intangible assets, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. As a result of this determination, we recorded an impairment charge of $187.7 to reduce the goodwill of the reporting unit to its implied fair value. We also recorded an additional impairment charge of $1.0 relating to certain intangible assets at our Service Solutions reporting unit. Lastly, we recorded an impairment charge of $6.1 related to trademarks of a business within our Thermal Equipment and Services segment. See Note 8 to our consolidated financial statements for further discussion.

        In connection with our 2008 impairment testing of goodwill and other indefinite-lived intangibles, we determined that the fair value of our Weil-McLain subsidiary was less than the carrying value of its net assets. As a result, we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9). See Note 8 to our consolidated financial statements for further discussion.

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2010, 2009 and 2008. The components of special charges, net, are as follows:

	2010	2009	2008
Employee termination costs	$21.2	$48.0	$5.5
Facility consolidation costs	5.1	5.6	2.5
Other cash costs	2.2	8.4	4.9
Non-cash asset write-downs	7.9	11.1	4.3

Total special charges, net	$36.4	$73.1	$17.2

        Other Expense, Net — For 2010, other expense, net, was composed primarily of a charge associated with the net decline in fair value of our foreign exchange ("FX") forward contracts and FX embedded derivatives of $17.3 (see Note 13 to our consolidated financial statements) and foreign currency transaction losses of $10.3, partially offset by investment related income of $9.5.

        For 2009, other expense, net, was composed primarily of foreign currency transaction losses of $13.3 and a charge associated with the net decline in fair value of our FX forward contracts and FX embedded derivatives of $7.7 (see Note 13 to our consolidated financial statements), partially offset by a $1.4 gain associated with the final settlement of a product line sale that occurred in 2006.

        For 2008, other expense, net, was composed primarily of a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition, partially offset by the impact of a net increase in the fair value of our FX forward contracts and FX embedded derivatives of $4.5 and foreign currency transaction gains of $1.2.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decline in interest expense, net for 2010 (when compared to 2009) and 2009 (when compared to 2008) was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.

        Loss on Early Extinguishment of Interest Rate Protection Agreements and Term Loan — During 2010, we incurred $25.6 of charges in connection with the August 2010 repayment of the term loan under our senior credit facilities (see Note 12 to our consolidated financial statements), with $24.3 associated with the early termination of the related Swaps and the remainder with the write-off of deferred financing costs and early termination fees.

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures are attributable primarily to our investment in EGS, as earnings from this investment totaled $28.8, $28.0 and $43.7 in 2010, 2009 and 2008, respectively. The decline in operational performance at our EGS joint venture during 2009 was primarily attributable to the challenging global economic environment, which continued to impact operations in 2010.

        Income Taxes — For 2010, we recorded an income tax provision of $53.1 on $244.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 21.7%. The effective tax rate for 2010 was impacted favorably by a tax benefit of $18.2 that was recorded in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns and tax benefits of $16.0 related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of enactment of the Patient Protection and Affordable Care Act during the year and $3.6 associated with the repatriation of foreign earnings.

        For 2009, we recorded an income tax provision of $47.1 on $96.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 49.0%. The effective tax rate for 2009 was negatively impacted by the impairment charges of $194.8 (see above), which generated an income tax benefit of only $25.6. The increase in the 2009 effective tax rate was offset partially by an income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded tax benefits of $7.9 during 2009 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions.

        For 2008, we recorded an income tax provision of $152.3 on $410.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 37.1%. The effective tax rate for 2008 was negatively impacted by the impairment charges of $123.0 (see above), which generated an income tax benefit of only $3.6. The increase in the 2008 effective tax rate was offset partially by a tax benefit of $25.6 that was recorded in connection with the finalization of the audits of our 2003 through 2005 federal income tax returns.

Results of Discontinued Operations

        For 2010, 2009 and 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2010	2009	2008
Income (loss) from discontinued operations	$(1.2)	$(53.7)	$25.2
Income tax (provision) benefit	12.4	20.9	(10.9)

Income (loss) from discontinued operations, net	$11.2	$(32.8)	$14.3

        For 2010, 2009 and 2008 results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2010	2009	2008
Revenues	$5.9	$90.3	$317.4
Pre-tax income (loss)	(0.5)	(4.7)	12.7

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

Business	Quarter Discontinued	Quarter of Sale
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010.

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010. During 2009, we recorded a net charge of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Filtran — Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of the planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge attributable to SPX common shareholders of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $6.5 was recorded to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2008 consolidated statement of operations.

        In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition, based on the amount of consideration received and adjustments to certain liabilities that we retained, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax."

        During 2010, we recorded a net gain of $1.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. In addition, we were paid in full (i.e., $5.0) for the promissory note previously mentioned.

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2010, we recorded net charges of $0.1 in connection with adjustments to certain liabilities that we retained and received payments of $3.7 against the promissory note mentioned above.

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

        During 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the IRS. In connection with the completion of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        During 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        In addition to the businesses discussed above, we recognized net gains of $1.5, $11.8 and $0.5 during 2010, 2009 and 2008, respectively, from businesses that were previously discontinued, resulting primarily from the reduction of liabilities for uncertain tax positions associated with statute expirations in certain tax jurisdictions.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for some of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/(losses) on these and other previous divestitures may be materially adjusted in subsequent periods. Refer to Note 11 to our consolidated financial statements for the tax implications associated with our dispositions.

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

Flow Technology

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Revenues	$1,662.2	$1,634.1	$1,998.7	1.7	(18.2)
Segment income	215.6	210.9	243.4	2.2	(13.4)
% of revenues	13.0%	12.9%	12.2%
Components of segment revenue growth (decline):
Organic decline				(4.1)	(13.9)
Foreign currency				0.2	(4.3)
Acquisitions				5.6	—

Net segment revenue growth (decline)				1.7	(18.2)

        Revenues — For 2010, the increase in revenues was due primarily to $91.6 of incremental revenues associated with the acquisitions of Gerstenberg and Anhydro in 2010. This increase was offset partially by a decline in organic revenue primarily associated with lower demand within the oil and gas end market and for large scale systems within the food and beverage end market.

        For 2009, the decrease in revenues was due to the decline in organic revenue and a stronger U.S. dollar. Specifically, the challenging global economic environment negatively impacted the food and beverage, general industrial, dehydration, mining, and oil and gas end markets served by the segment, resulting in the decline in organic revenue.

        Segment Income — For 2010, segment income and margins were impacted favorably by the benefits of 2009 restructuring actions and other operating initiatives. In addition, segment income for 2010 was impacted favorably by incremental profits of $3.6 associated with the Gerstenberg and Anhydro acquisitions. This increase in segment income and margin generally was offset by the impact of the decline in organic revenue noted above.

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

Test and Measurement

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Revenues	$924.0	$810.4	$1,100.3	14.0	(26.3)
Segment income	76.6	51.4	108.8	49.0	(52.8)
% of revenues	8.3%	6.3%	9.9%
Components of segment revenue growth (decline):
Organic growth (decline)				15.1	(23.8)
Foreign currency				(1.1)	(3.1)
Acquisitions				—	0.6

Net segment revenue growth (decline)				14.0	(26.3)

        Revenues — For 2010, the increase in revenues was due to organic revenue growth associated primarily with additional sales to the automotive OEMs and aftermarket.

        For 2009, the decrease in revenues was due primarily to an organic revenue decline and the impact of the stronger U.S. dollar. The decline in organic revenues related primarily to the continued difficulties being experienced by global vehicle manufacturers and their dealer service networks as a result of the challenging economic environment.

        Segment Income — For 2010, the increase in segment income and margin was due primarily to the organic revenue growth noted above and benefits associated with 2009 restructuring actions.

        For 2009, segment income and margin decreased, compared to 2008, primarily as a result of a decline in organic revenues and lower absorption of fixed costs as a result of the revenue decline, partially offset by cost reductions associated with restructuring initiatives.

Thermal Equipment and Services

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Revenues	$1,602.1	$1,595.5	$1,679.1	0.4	(5.0)
Segment income	193.7	171.8	203.9	12.7	(15.7)
% of revenues	12.1%	10.8%	12.1%
Components of segment revenue growth (decline):
Organic decline				(4.0)	(3.8)
Foreign currency				(1.1)	(1.5)
Acquisitions				5.5	0.3

Net segment revenue growth (decline)				0.4	(5.0)

        Revenues — For 2010, the increase in revenues was due to $87.4 of incremental revenues associated with the December 2009 SPX Heat Transfer acquisition. This increase was offset partially by a decline in organic revenue associated with lower sales of cooling systems and products and thermal services and equipment in the Americas and Europe which more than offset organic growth in China and South Africa.

        For 2009, the decrease in revenues was primarily due to a decline in organic revenues and a stronger U.S. dollar. The decline in organic revenues was due primarily to the impact of the global economic recession, which resulted in delays of certain projects and a decrease in demand for the segment's heating and ventilation products.

        Segment Income — For 2010, the increase in segment income and margin was due primarily to improved project execution and favorable project mix. In addition, segment income for 2010 included incremental profits associated with the SPX Heat Transfer acquisition of $9.4.

        For 2009, segment income and margin decreased as a result of the decline in organic revenues noted above. In addition, segment margins for 2009 were impacted negatively by lower margin project mix at our cooling systems and products and thermal services and equipment businesses.

Industrial Products and Services

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Revenues	$698.5	$805.6	$1,048.5	(13.3)	(23.2)
Segment income	74.4	153.7	243.7	(51.6)	(36.9)
% of revenues	10.7%	19.1%	23.2%
Components of segment revenue decline:
Organic decline				(13.6)	(22.7)
Foreign currency				(0.1)	(0.5)
Acquisitions				0.4	—

Net segment revenue decline				(13.3)	(23.2)

        Revenues — For 2010, the decrease in revenues was due to a decline in organic revenues associated primarily with a reduction in power transformer pricing and volume. These decreases in organic revenues were offset partially by increases in sales of hydraulic tools and equipment, communication equipment, and solar power products.

        For 2009, the decrease in revenues was due primarily to a decline in organic revenues associated with lower demand for the majority of the segment's product lines, driven by the challenging economic environment, with the most significant impact to our power transformers, hydraulic tool and equipment, and solar power product lines.

        Segment Income — For 2010, the decrease in segment income and margin was due to the organic revenue decline noted above, including the impact of reduced sales prices on power transformers.

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

Corporate Expense and Other Expense

	2010	2009	2008	2010 vs. 2009%	2009 vs. 2008%
Total consolidated revenues	$4,886.8	$4,845.6	$5,826.6	0.9	(16.8)
Corporate expense	95.5	83.8	107.7	14.0	(22.2)
% of revenues	2.0%	1.7%	1.8%
Stock-based compensation expense	31.1	27.6	41.5	12.7	(33.5)
Pension and postretirement expense	52.4	37.5	38.8	39.7	(3.4)

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For 2010, the increase in corporate expense (compared to 2009) was due primarily to marketing expenditures associated with our SPX branding initiative and increases in deferred compensation associated with current year earnings on participant account balances. For 2009, the decrease in corporate expense was due primarily to lower incentive compensation relating to a decline in company performance during 2009 (in comparison to 2008). In addition, 2008 included higher professional fees relating to various income tax related projects and costs relating to the settlement of a legacy legal matter.

        Stock-based Compensation Expense — For 2010, the increase in stock-based compensation (compared to 2009) was due primarily to an increase in the fair value of our 2010 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2010 stock-based compensation awards, which is directly correlated to changes in our grant date share price (see Note 15 to the consolidated financial statements for a discussion of our valuation technique), increased approximately 47% compared to the weighted-average fair value of our 2009 awards.

        The decrease in stock-based compensation expense for 2009 (compared to 2008) was due primarily to a decrease in the fair value of our 2009 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2009 stock-based compensation awards decreased approximately 55% compared to the weighted-average fair value of our 2008 awards.

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense for 2010 (versus 2009) was due primarily to a decrease in the discount rate used to value our various plans. The decrease in pension and postretirement expense for 2009 (versus 2008) was due primarily to a charge of $7.1 that we recorded during 2008 in connection with lump-sum payments that were made in August 2008 to settle all remaining pension obligations of our non-qualified domestic pension plans to our former Chief Executive Officer. These decreases were offset partially by lower expected returns on plan assets in 2009 driven by lower plan asset values.

 Outlook

        The following table highlights our backlog as of December 31, 2010 and 2009, and the revenues and gross margin expectations for our segments during 2011 based on information available at the time of this report.

Segment	Comments
Flow Technology	We are projecting 2011 revenues to increase between 10% and 15% primarily as a result of increased demand in food and beverage products, particularly in emerging markets and, to a lesser extent, incremental revenues from the 2010 acquisitions. We are projecting margins to be in the low double digits for 2011. The segment had backlog of $789.2 and $578.9 as of December 31, 2010 and 2009, respectively. Of the $210.3 increase in backlog, $109.4 is attributable to the 2010 acquisitions. We expect to convert approximately 84% of the segment's year-end 2010 backlog to revenues in 2011.
Test and Measurement
We are projecting a low to mid single digit increase in 2011 revenues driven primarily by organic growth associated with increased new model introductions and our own new product launches. We are projecting margins to be in the high single digits for 2011. Backlog for the segment is not material, as its businesses are primarily short-cycle in nature.
Thermal Equipment and Services
We are projecting 2011 revenues to increase by low single digits, with growth concentrated in the second half of the year. We are projecting margins to be slightly over 10% for 2011. We had backlog of $1,625.1 and $1,973.4 as of December 31, 2010 and 2009, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. The geographic mix of the year-end 2010 backlog is concentrated in South Africa, the U.S. and Europe. As a result, we expect an increase in revenues in these regions during 2011, partially offset by a decline in China. We expect to convert approximately 59% of the segment's year-end 2010 backlog to revenues in 2011. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2014. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.
Industrial Products and Services
We are projecting a low to mid single digit increase in 2011 revenues driven primarily by organic growth associated with increased sales of communication technology products and hydraulic tools and equipment. Revenues for our power transformer business are expected to be flat versus 2010. We are projecting margins to be in the high single digits for 2011. Backlog for the segment totaled $359.4 and $393.3 as of December 31, 2010 and 2009, respectively. We expect to convert approximately 81% of the segment's year-end 2010 backlog to revenues in 2011.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Continuing operations:
Cash flows from operating activities	$256.7	$463.2	$404.9
Cash flows used in investing activities	(193.2)	(212.2)	(144.1)
Cash flows used in financing activities	(147.0)	(239.4)	(312.6)
Cash flows from discontinued operations	7.0	32.1	131.1
Increase in cash and equivalents due to changes in foreign currency exchange rates	9.0	3.3	42.5

Net change in cash and equivalents	$(67.5)	$47.0	$121.8

2010 Compared to 2009

        Operating Activities — The decrease in cash flows from operating activities during 2010 was attributable primarily to additional investments in working capital, particularly accounts receivable, as a result of the recent organic revenue growth. During 2009, our investment in accounts receivable and inventories decreased significantly due primarily to a decline in organic revenue during the year of 14.4%, resulting in significant cash inflows during the period. In addition, during 2010, we made voluntary contributions to our domestic pension plans of $100.0 and paid $26.9 (including $2.6 of accrued interest) to terminate our Swaps. These items were offset partially by a decline in annual incentive compensation payments of $36.5 and cash spending on restructuring actions (2010 — $28.2 and 2009 — $67.1).

        Investing Activities — The decrease in cash used in investing activities for 2010 was due primarily to a decline in capital expenditures from $92.8 in 2009 to $75.7 in 2010. Investing cash flows for 2010 and 2009 included cash used for business acquisitions and investments of $130.6 (i.e., the Gerstenberg, TTS, and Anhydro acquisitions, and the EGS investment — see Note 9 to the consolidated financial statements for further discussion of the EGS investment) and $131.4 ($129.2 related to the SPX Heat Transfer acquisition), respectively.

        Financing Activities — The decrease in cash flows used in financing activities for 2010 was due primarily to decreases in stock repurchases. In 2009, we repurchased $113.2 of SPX common stock, compared to no open market stock repurchases in 2010. This decrease in cash flows used in financing activities was offset partially by (i) increases in net repayments on our various debt facilities during 2010 (net repayments totaled $85.2 and $74.1 in 2010 and 2009, respectively) and (ii) financing fees of $13.0 paid in 2010 relating to the $600.0 of 6.875% senior notes that were issued during 2010. There were no financing fees paid in 2009.

        Discontinued Operations — The decrease in cash flows from discontinued operations for 2010 was due primarily to cash proceeds during 2009 of (i) $28.8 received in connection with the sale of Dezurik and Filtran and (ii) $17.4 related to an income tax refund associated with the disposition of the Air Filtration business. The cash flows from discontinued operations for 2010 were composed primarily of $3.0 in proceeds received in connection with the sale of PSD, a $3.7 repayment of a note receivable that was received in connection with the sale of Dezurik, and a $5.0 repayment of a note receivable that was received in connection with the sale of Filtran, partially offset by cash of $2.3 transferred with the sale of Cooling Spain.

2009 Compared to 2008

        Operating Activities — The increase in cash flows from operating activities during 2009 as compared to 2008 was due primarily to (i) a decrease in net income tax payments of $60.0 in 2009, (ii) pension and other payments of $39.8 that were made in August 2008 to our former Chief Executive Officer, and (iii) other reductions in working capital during 2009. These increases in operating cash flows were offset partially by lower operating earnings in 2009 and cash outflows in 2009 associated with the integration of APV and our various restructuring actions.

        Investing Activities — The increase in cash used in investing activities during 2009 as compared to 2008 was due to an increase in cash used for business acquisitions ($131.4 in 2009 compared to $15.0 in 2008), with $129.2 related to the December 2009 SPX Heat Transfer acquisition. This increase in cash used in investing activities was offset partially by a decrease in capital expenditures of $23.6 (2009 — $92.8 and 2008 — $116.4) and a decrease in restricted cash of $8.4 in 2009, compared to an increase in 2008 of $14.0.

        Financing Activities — The decrease in cash flows used in financing activities during 2009 as compared to 2008 was due primarily to net repayments on our various debt facilities of $74.1 during 2009, compared to $223.3 during 2008, partially offset by cash receipts from the exercise of stock options and other of only $1.2 in 2009, compared to $81.5 in 2008.

        Discontinued Operations — Cash flows from discontinued operations in 2009 were comprised primarily of cash proceeds received in connection with the sale of the Dezurik and Filtran of $28.8 and an income tax refund of $17.4 received in 2009 that related to the disposition of the Air Filtration business, partially offset by operating cash outflows associated with discontinued operations. Cash flows from discontinued operations during 2008 were composed primarily of cash proceeds from the sale of Air Filtration, LDS and Scales of $135.0, partially offset by operating cash outflows associated with discontinued operations.

Borrowings

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2010.

	December 31, 2009	Borrowings	Repayments	Other(8)	December 31, 2010
Term loan(1)	$600.0	$—	$(600.0)	$—	$—
Domestic revolving loan facility(2)	61.5	164.0	(225.5)	—	—
6.875% senior notes(3)	—	600.0	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes(4)	28.2	—	—	—	28.2
6.25% senior notes(5)	21.3	—	—	—	21.3
Trade receivables financing arrangement(6)	22.0	90.0	(112.0)	—	—
Other indebtedness(7)	46.0	13.8	(15.5)	3.8	48.1

Total debt	1,279.0	$867.8	$(953.0)	$3.8	1,197.6

Less: short-term debt	74.4				36.3
Less: current maturities of long-term debt	76.0				50.8

Total long-term debt	$1,128.6				$1,110.5

(1)
Repayments include required principal payments during the first two quarters of 2010 that aggregated to $37.5 and the repayment of the remaining balance under the term loan of $562.5 in connection with issuing $600.0 of 6.875% senior unsecured notes in August 2010 (see below for additional details on this issuance).

(2)
At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(3)
In August 2010, we issued $600.0 of 6.875% senior unsecured notes that mature in 2017 (see below for additional details).

(4)
In December 2010, we gave notice of our intention to redeem, in full, the outstanding balance of $28.2 and in January 2011 completed such redemption; therefore, the total balance has been included in "Current maturities of long-term debt" within our consolidated balance sheet as of December 31, 2010.

(5)
The notes mature on June 15, 2011 and, accordingly, the total balance has been included in "Current maturities of long-term debt" within our consolidated balance sheet as of December 31, 2010.

(6)
As of December 31, 2010, we had $51.8 available to borrow on a continuous basis under the arrangement.

(7)
Includes balances under a purchase card program of $36.1 and $31.5 at December 31, 2010 and December 31, 2009, respectively.

(8)
"Other" includes debt assumed of $3.9 during the year ended December 31, 2010 and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        We have senior credit facilities with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,550.0, consisting of the following:

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

        In connection with the August 2010 termination of our Swaps and the term loan under our senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 13 to our consolidated financial statements), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

        We also may seek additional commitments for incremental term loan facilities or increases in commitments in respect of the domestic revolving credit facility, the global revolving credit facility and/or the foreign credit instrument facility by up to an aggregate principal amount of $400.0 without the need for consent from the existing lenders.

        We are the eligible borrower under the revolving loan facilities, and certain of our foreign subsidiaries are borrowers under the foreign credit instrument facility.

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

        At December 31, 2010, we had $4.0 of letters of credit outstanding under separate arrangements in China and South Africa.

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

        Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

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

        At December 31, 2010, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long-term.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. We have agreed, in certain instances, to conduct a registered exchange offer for the notes and use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations within 150 days from August 10, 2011, we have agreed to pay additional interest to holders of the notes under certain circumstances. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

        In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. At December 31, 2010, $21.3 of these notes were outstanding. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. At December 31, 2010, $28.2 of these notes were outstanding. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. In January 2011, we redeemed the 7.50% senior notes, resulting in a principal payment of $28.2.

        At December 31, 2010, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2010 and 2009, the participating businesses had $36.1 and $31.5, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. As of December 31, 2010, there were no amounts outstanding under this financing agreement, while $22.0 was outstanding under this financing agreement at December 31, 2009.

Availability

        At December 31, 2010, we had $503.6 of available borrowing capacity under our revolving credit facilities after giving effect to $96.4 reserved for outstanding letters of credit. In addition, at December 31, 2010, we had $179.8 of available issuance capacity under our foreign trade facility after giving effect to $770.2 reserved for outstanding letters of credit. Lastly, at December 31, 2010, we had $51.8 of available borrowing capacity under the trade receivables financing agreement.

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

        Distress in the financial markets over the last two years has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during 2010 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $455.4 at December 31, 2010, cash flows from operations and our availability under our revolving credit facilities and existing trade receivables financing agreement will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

Financial Instruments

        We measure our financial assets and liabilities on a recurring basis, and nonfinancial assets and liabilities on a non-recurring basis, at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).

        Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts") that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

        As of December 31, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps

        Prior to repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, had maturities through December 2011 and effectively converted the majority of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan (see Note 12 to the consolidated financial statements), we terminated all our Swaps, resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during 2010. The unrealized loss, net of taxes recorded in accumulated other comprehensive loss ("AOCI") was $16.8 as of December 31, 2009. In addition, as of December 31, 2009, we recorded a long-term liability of $28.0 to recognize the fair value of the Swaps.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of these FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $199.5 and $100.2 outstanding as of December 31, 2010 and 2009, respectively, with scheduled maturities of $175.3, $22.1 and $2.1 in 2011, 2012 and 2013, respectively. We had FX embedded derivatives with an aggregate notional amount of $200.9 and $106.2 outstanding at December 31, 2010 and 2009, respectively, with scheduled maturities of $141.1, $42.0, $15.2 and $2.6 in 2011, 2012, 2013 and 2014, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX embedded derivatives and FX forward contracts was $4.1 and $4.4 as of December 31, 2010 and 2009, respectively. The net gain (loss) recorded in "Other expense, net" from the change in the fair value of FX forward contracts and embedded derivatives totaled ($17.3) for 2010, ($7.7) for 2009 and $4.5 for 2008.

        The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2010				December 31, 2009
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.5	$—	$4.3	$—	$0.2	$—	$1.4	$—
FX embedded derivatives	2.6	—	1.8	33.2	0.2	0.9	0.3	10.1

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At December 31, 2010 and 2009, the outstanding notional amount of commodity contracts was 1.8 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2010 and 2009, the fair values of these contracts were $1.0 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.8 and $0.5 as of December 31, 2010 and 2009, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months. The amount of gain (loss) recognized during the years ended December 31, 2010, 2009 and 2008 related to the ineffectiveness of the hedges was not material.

Investments in Equity Securities and Available-for-Sale Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At December 31, 2010, the fair value of these investments was $12.8 million, recorded as a noncurrent asset.

        We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At December 31, 2010, these assets had a fair value of $8.5 million, which was estimated using valuation models, including the Monte-Carlo simulation model.

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010, including net unrealized losses included in earnings.

Year Ended December 31, 2010
Balance at beginning of year	$—
Purchases	9.8
Losses included in earnings	(1.3)

Balance at end of year	$8.5

Other Fair Value Financial Assets and Liabilities

        The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at December 31, 2010 for similar debt, was $1,281.6 compared to our carrying value of $1,197.6.

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

        We use operating leases to finance certain equipment and other purchases. At December 31, 2010, we had $202.4 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and on-going capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2010, we declared and paid dividends of $50.0 and $49.7, respectively, while in 2009 we declared and paid dividends of $49.2 and $49.9, respectively.

        Capital expenditures for 2010 totaled $75.7, compared to $92.8 and $116.4 in 2009 and 2008, respectively. Capital expenditures in 2010 related primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative, as well as upgrades of manufacturing facilities and replacement of equipment. We expect 2011 capital expenditures to approximate $150.0, with a significant portion of such expenditures related to the expansion of our power transformer facility in Waukesha, WI, the construction of the centralized manufacturing center near Shanghai, China and the implementation of new ERP software systems. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2010, we made contributions and direct benefit payments of $154.2 to our defined benefit pension and postretirement benefit plans, which included $100.0 of voluntary contributions to our domestic pension plans and $1.9 of contributions that related to businesses that have been classified as discontinued operations. We expect to make $48.2 of contributions and direct benefit payments in 2011, including $1.6 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 13.6% in 2010. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $30.0, $35.7 and $95.7 in cash taxes for 2010, 2009 and 2008, respectively. In 2010, we made payments of $55.9 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $25.9. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2010, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $96.4 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $368.7 of surety bonds. In addition, $53.2 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. In addition, you should read "Risk Factors", "Segment Results of Operations" included in this MD&A, and "Business" for an understanding of the risks, uncertainties and trends facing our businesses.

Contractual Obligations:

        The following is a summary of our primary contractual obligations as of December 31, 2010:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$36.3	$36.3	$—	$—	$—
Long-term debt obligations	1,161.3	50.8	10.5	500.0	600.0
Pension and postretirement benefit plan contributions and payments(1)	789.2	46.4	171.1	185.2	386.5
Purchase and other contractual obligations(2)	761.3	504.1	250.7	3.3	3.2
Future minimum lease payments(3)	202.4	43.8	60.3	38.9	59.4
Interest payments	432.9	80.9	159.1	120.7	72.2

Total contractual cash obligations(4)	$3,383.4	$762.3	$651.7	$848.1	$1,121.3

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions in 2011 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

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

Critical Accounting Policies and Use of Estimates

        The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties, are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which include a detailed discussion of these and other accounting policies.

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2010, 2009 and 2008, we recognized $1,319.0, $1,342.5 and $1,364.7 of revenues under the percentage-of-completion method, respectively.

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

        Claims related to long-term contracts are recognized as revenues only after we have determined that collection is probable and the amount can be reliably estimated. Claims made by us may involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

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

        The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year in conjunction with our annual financial planning process (or more frequently if impairment indicators arise), based primarily on events and circumstances existing as of the end of the third quarter. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and anticipated net cost reductions.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.

        In connection with our annual goodwill impairment testing in 2010, we determined that the estimated fair value of our SPX Heat Transfer Inc. and Anhydro reporting units, businesses that were acquired in the last 18 months, were comparable to the carrying value of their respective net assets. Goodwill attributable to these reporting units totaled $64.1 at December 31, 2010. In addition, we determined that the estimated fair value for each of our other reporting units exceeds the carrying value of their respective net assets by at least 10%. We will continue to monitor impairment indicators across all of our reporting units.

Employee Benefit Plans

        We have defined benefit pension plans that cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, we have domestic postretirement plans that provide health and life insurance benefits for certain retirees and their dependents. The costs and obligations associated with these plans are calculated based on actuarial valuations. The critical assumptions used in determining these obligations and related expenses are discount rates, the expected long-term rate of return on plan assets and healthcare cost projections. These critical assumptions are determined based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries and investment advisors. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans accounted for approximately 74.0% of our total projected benefit obligations at December 31, 2010. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2011 pension expense by approximately $4.5. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 13.6% in 2010.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2011 pension expense by approximately $0.9.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2010 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 7.86%. This rate is assumed to decrease to 5.0% by 2019 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase our estimated 2011 postretirement expense by $0.5.

        In 2010, an increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we will begin amortizing the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the participants. This change is expected to reduce our pension expense by approximately $20.0 in 2011.

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

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by taxing jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. Accruals for these uncertain tax positions are recorded based on an expectation as to the timing of when the matter will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

        Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 11 to our consolidated financial statements for additional details regarding our uncertain tax positions.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are unaware currently, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $436.2 (including $366.1 for risk management matters) and $308.5 (including $231.8 for risk management matters) at December 31, 2010 and 2009, respectively. The consolidated balance sheet at December 31, 2010 includes "Other long-term liabilities" of $110.0 (along with "Other assets" for the same amount) associated with certain insured risk management matters. Prior to December 31, 2010, the asset and liability associated with these matters was not reflected on our consolidated balance sheets as the amounts were not reasonably estimable.

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

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for self-insurance liabilities are determined by us, are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported.

New Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a complete discussion of recent accounting pronouncements. The following summarizes only those pronouncements that could have a material impact on our financial condition or results of operations in future periods.

        In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term "selling price" replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. We do not plan on adopting this guidance early and do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

        In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product's essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Codification. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. Further, this guidance may not be adopted until the guidance that amends revenue arrangements with multiple deliverables (as described above) is adopted. We do not plan on adopting this guidance early and do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All dollar amounts are in millions)

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, such instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan, South African Rand and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 13 to our consolidated financial statements for further details.

        The following table provides information, as of December 31, 2010, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2011	2012	2013	2014	2015	After	Total	Fair Value
Long-term debt:
6.875% senior notes	$—	$—	$—	$—	$—	$600.0	$600.0	$636.8
Average interest rate							6.875%
7.625% senior notes	—	—	—	500.0	—	—	500.0	546.9
Average interest rate							7.625%
7.50% senior notes(1)	28.2	—	—	—	—	—	28.2	28.2
Average interest rate							7.50%
6.25% senior notes	21.3	—	—	—	—	—	21.3	21.6
Average interest rate							6.25%

(1)
The 7.50% senior notes had a stated maturity of January 1, 2013. We redeemed these notes in January 2011, resulting in a principal payment of $28.2.

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

        We had FX forward contracts with an aggregate notional amount of $199.5 outstanding as of December 31, 2010, with scheduled maturities of $175.3, $22.1 and $2.1 in 2011, 2012 and 2013, respectively. The fair value of our open contracts was a net liability of $3.8, with $0.5 recorded as a current asset and $4.3 as a current liability as of December 31, 2010. We had FX embedded derivatives with an aggregate notional amount of $200.9 outstanding at December 31, 2010, with scheduled maturities of $141.1, $42.0, $15.2 and $2.6 in 2011, 2012, 2013 and 2014, respectively. The fair value of the associated embedded derivatives was a net liability of $32.4, with $2.6 recorded as a current asset, $1.8 recorded as a current liability and $33.2 recorded as a noncurrent liability, as of December 31, 2010.

        We had commodity contracts with an unrealized gain, net of tax, recorded in accumulated other comprehensive loss of $0.8 at December 31, 2010. We expect to reclassify the 2010 unrealized gain to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $1.0 (recorded as a current asset) as of December 31, 2010.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2010

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Equity and Comprehensive Income (Loss), and of Cash Flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of EGS Electrical Group, LLC and Subsidiaries ("EGS") for the years ended September 30, 2010, 2009 and 2008, the Company's investment in which is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2010, 2009 and 2008 was $28.8 million, $28.0 million and $43.7 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX CORPORATION AND SUBSIDIARIES at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, beginning January 1, 2009, the Company changed its method of accounting for assets acquired and liabilities assumed in a business combination.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2011

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
($ and shares in millions, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues	$4,886.8	$4,845.6	$5,826.6
Costs and expenses:
Cost of products sold	3,454.0	3,426.0	4,061.2
Selling, general and administrative	1,024.4	959.2	1,127.9
Intangible amortization	27.1	21.5	25.7
Impairment of goodwill and other intangible assets	1.7	194.8	123.0
Special charges, net	36.4	73.1	17.2

Operating income	343.2	171.0	471.6
Other expense, net	(21.3)	(19.7)	(1.2)
Interest expense	(87.2)	(92.1)	(116.0)
Interest income	5.4	7.5	10.9
Loss on early extinguishment of interest rate protection agreements and term loan	(25.6)	—	—
Equity earnings in joint ventures	30.2	29.4	45.5

Income from continuing operations before income taxes	244.7	96.1	410.8
Income tax provision	(53.1)	(47.1)	(152.3)

Income from continuing operations	191.6	49.0	258.5

Income (loss) from discontinued operations, net of tax	(0.5)	(6.4)	9.7
Gain (loss) on disposition of discontinued operations, net of tax	11.7	(26.4)	4.6

Income (loss) from discontinued operations, net of tax	11.2	(32.8)	14.3

Net income	202.8	16.2	272.8
Less: Net income (loss) attributable to noncontrolling interests	(2.8)	(15.5)	24.9

Net income attributable to SPX Corporation common shareholders	$205.6	$31.7	$247.9

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$194.4	$47.2	$251.9
Income (loss) from discontinued operations, net of tax	11.2	(15.5)	(4.0)

Net income	$205.6	$31.7	$247.9

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$3.91	$0.96	$4.70
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.23	(0.32)	(0.07)

Net income per share attributable to SPX Corporation common shareholders	$4.14	$0.64	$4.63

Weighted-average number of common shares outstanding — basic	49.718	49.363	53.596
Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$3.86	$0.95	$4.63
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.22	(0.31)	(0.07)

Net income per share attributable to SPX Corporation common shareholders	$4.08	$0.64	$4.56

Weighted-average number of common shares outstanding — diluted	50.347	49.797	54.359

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$455.4	$522.9
Accounts receivable, net	1,164.8	1,044.7
Inventories	564.3	559.3
Other current assets	176.1	121.2
Deferred income taxes	67.9	56.1
Assets of discontinued operations	—	8.4

Total current assets	2,428.5	2,312.6
Property, plant and equipment:
Land	40.8	39.1
Buildings and leasehold improvements	264.1	250.4
Machinery and equipment	767.1	712.0

	1,072.0	1,001.5
Accumulated depreciation	(526.8)	(455.2)

Property, plant and equipment, net	545.2	546.3
Goodwill	1,634.6	1,600.0
Intangibles, net	719.5	708.3
Deferred income taxes	—	115.3
Other assets	665.5	442.5

TOTAL ASSETS	$5,993.3	$5,725.0

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$538.8	$475.0
Accrued expenses	1,080.1	986.6
Income taxes payable	16.3	40.3
Short-term debt	36.3	74.4
Current maturities of long-term debt	50.8	76.0
Liabilities of discontinued operations	—	7.6

Total current liabilities	1,722.3	1,659.9
Long-term debt	1,110.5	1,128.6
Deferred and other income taxes	86.9	92.1
Other long-term liabilities	969.6	962.9

Total long-term liabilities	2,167.0	2,183.6
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively, and 97,283,521 and 49,367,689 issued and outstanding at December 31, 2009, respectively)	986.7	979.0
Paid-in capital	1,461.1	1,425.7
Retained earnings	2,358.6	2,203.0
Accumulated other comprehensive loss	(192.6)	(213.6)
Common stock in treasury (47,774,155 and 47,915,832 shares at December 31, 2010 and 2009, respectively)	(2,516.1)	(2,523.3)

Total SPX Corporation shareholders' equity	2,097.7	1,870.8
Noncontrolling interests	6.3	10.7

Total equity	2,104.0	1,881.5

TOTAL LIABILITIES AND EQUITY	$5,993.3	$5,725.0

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity and Comprehensive Income (Loss)
($ in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$963.5	$1,296.0	$2,025.9	$38.1	$(2,337.5)	$1,986.0	$10.4	$1,996.4
Net income	—	—	247.9	—	—	247.9	24.9	272.8
Net unrealized loss on qualifying cash flow hedges, net of tax of $13.7	—	—	—	(21.9)	—	(21.9)	—	(21.9)
Pension liability adjustment, net of tax of $62.2	—	—	—	(101.7)	—	(101.7)	—	(101.7)
Foreign currency translation adjustments, including $6.3 of translation gains recognized upon sale of discontinued operations	—	—	—	(94.4)	—	(94.4)	(1.8)	(96.2)

Total comprehensive income	—	—	—	—	—	—	—	53.0
Dividends declared ($1.00 per share)	—	—	(53.3)	—	—	(53.3)	—	(53.3)
Exercise of stock options and other incentive plan activity, including related tax benefit of $36.0	5.4	81.0	—	—	42.3	128.7	—	128.7
Amortization of restricted stock and restricted stock unit grants (includes $0.7 recorded to discontinued operations)	—	42.2	—	—	—	42.2	—	42.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(25.3)	—	—	(5.6)	(27.5)	—	(27.5)
Treasury stock repurchased	—	—	—	—	(115.2)	(115.2)	—	(115.2)
Purchase of noncontrolling interest shares	—	—	—	—	—	—	1.5	1.5
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Other changes in noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)

Balance at December 31, 2008	972.3	1,393.9	2,220.5	(179.9)	(2,416.0)	1,990.8	34.0	2,024.8
Net income	—	—	31.7	—	—	31.7	(15.5)	16.2
Net unrealized gain on qualifying cash flow hedges, net of tax of $6.7	—	—	—	10.9	—	10.9	—	10.9
Pension liability adjustment, net of tax of $56.5	—	—	—	(95.2)	—	(95.2)	—	(95.2)
Foreign currency translation adjustments, including $5.7 of translation gains recognized upon sale of discontinued operations	—	—	—	50.6	—	50.6	0.8	51.4

Total comprehensive loss	—	—	—	—	—	—	—	(16.7)
Dividends declared ($1.00 per share)	—	—	(49.2)	—	—	(49.2)	—	(49.2)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	5.0	20.2	—	—	—	25.2	—	25.2
Amortization of restricted stock and restricted stock unit grants (includes $0.1 recorded to discontinued operations)	—	27.7	—	—	—	27.7	—	27.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.7	(14.3)	—	—	5.9	(6.7)	—	(6.7)
Treasury stock repurchased	—	—	—	—	(113.2)	(113.2)	—	(113.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Liquidation of noncontrolling interest due to disposition of Filtran (See Note 4)	—	—	—	—	—	—	(5.1)	(5.1)
Purchase of subsidiary shares from noncontrolling interest	—	(1.8)	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interest	—	—	—	—	—	—	(1.9)	(1.9)

Balance at December 31, 2009	979.0	1,425.7	2,203.0	(213.6)	(2,523.3)	1,870.8	10.7	1,881.5

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Net income	—	—	205.6	—	—	205.6	(2.8)	202.8
Net unrealized gain on qualifying cash flow hedges, net of tax of $10.8	—	—	—	17.4	—	17.4	—	17.4
Net unrealized gain on available-for-sale securities	—	—	—	6.1	—	6.1	—	6.1
Pension liability adjustment, net of tax of $1.4	—	—	—	28.9	—	28.9	—	28.9
Foreign currency translation adjustments	—	—	—	(31.4)	—	(31.4)	0.3	(31.1)

Total comprehensive income	—	—	—	—	—	—	—	224.1
Dividends declared ($1.00 per share)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Exercise of stock options and other incentive plan activity, including related tax benefit of $3.2	5.1	26.3	—	—	—	31.4	—	31.4
Amortization of restricted stock and restricted stock unit grants	—	31.1	—	—	—	31.1	—	31.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(22.0)	—	—	7.2	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Other changes in noncontrolling interests	—	—	—	—	—	—	0.7	0.7

Balance at December 31, 2010	$986.7	$1,461.1	$2,358.6	$(192.6)	$(2,516.1)	$2,097.7	$6.3	$2,104.0

The accompanying notes are an integral part of these statements

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from (used in) operating activities:
Net income	$202.8	$16.2	$272.8
Less: Income (loss) from discontinued operations, net of tax	11.2	(32.8)	14.3

Income from continuing operations	191.6	49.0	258.5
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	36.4	73.1	17.2
Gain on sale of product line	—	(1.1)	—
Impairment of goodwill and other intangible assets	1.7	194.8	123.0
Loss on early extinguishment of interest rate protection agreements and term loan	25.6	—	—
Deferred and other income taxes	61.0	(21.0)	49.4
Depreciation and amortization	113.0	105.9	104.5
Pension and other employee benefits	68.4	53.5	58.0
Stock-based compensation	31.1	27.6	41.5
Other, net	15.5	16.3	25.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	(218.3)	319.4	(255.0)
Inventories	16.3	160.1	(47.7)
Accounts payable, accrued expenses and other	(57.4)	(447.3)	57.7
Cash spending on restructuring actions	(28.2)	(67.1)	(28.1)

Net cash from continuing operations	256.7	463.2	404.9
Net cash from (used in) discontinued operations	(3.1)	7.9	1.0

Net cash from operating activities	253.6	471.1	405.9
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	9.6	3.6	1.3
(Increase) decrease in restricted cash	3.5	8.4	(14.0)
Business acquisitions and other investments, net of cash acquired	(130.6)	(131.4)	(15.0)
Capital expenditures	(75.7)	(92.8)	(116.4)

Net cash used in continuing operations	(193.2)	(212.2)	(144.1)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $10.1, $28.8 and $135.0 in 2010, 2009 and 2008, respectively)	10.1	24.0	130.5

Net cash used in investing activities	(183.1)	(188.2)	(13.6)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	164.0	424.5	585.5
Repayments under senior credit facilities	(825.5)	(503.0)	(710.5)
Borrowings under senior notes	600.0	—	—
Borrowing under trade receivables agreement	90.0	138.0	261.0
Repayments under trade receivables agreement	(112.0)	(116.0)	(331.0)
Net repayments under other financing arrangements	(1.7)	(17.6)	(28.3)
Purchases of common stock	—	(113.2)	(115.2)
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	3.5	1.2	81.5
Purchase of noncontrolling interest in subsidiary	—	(3.0)	—
Dividends paid (includes noncontrolling interest distributions of $2.6, $0.4 and $0.9 in 2010, 2009 and 2008, respectively)	(52.3)	(50.3)	(54.4)
Financing fees paid	(13.0)	—	(1.2)

Net cash used in continuing operations	(147.0)	(239.4)	(312.6)
Net cash from (used in) discontinued operations	—	0.2	(0.4)

Net cash used in financing activities	(147.0)	(239.2)	(313.0)

Changes in cash and equivalents due to changes in foreign currency exchange rates	9.0	3.3	42.5
Net change in cash and equivalents	(67.5)	47.0	121.8
Consolidated cash and equivalents, beginning of period	522.9	475.9	354.1

Consolidated cash and equivalents, end of period	$455.4	$522.9	$475.9

Cash and equivalents of continuing operations	$455.4	$522.9	$475.9
Cash and equivalents of discontinued operations	$—	$—	$—
Supplemental disclosure of cash flow information:
Interest paid	$73.9	$94.2	$113.3
Income taxes paid, net of refunds of $25.9, $66.4 and $17.6 in 2010, 2009 and 2008, respectively	$30.0	$35.7	$95.7
Non-cash investing and financing activity:
Debt assumed	$3.9	$—	$1.2

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below, as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity ("VIE"), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

        We have reclassified certain prior year amounts to conform to the current year presentation, including the results of discontinued operations. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Accounting Standards Codification ("Codification"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in other expense, net, with the related net gains (losses) totaling $(27.6), $(21.0) and $5.7 in 2010, 2009 and 2008, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (FOB shipping point) or upon receipt by the customer (FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to automotive and power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenues. Costs incurred for shipping and handling are recorded in cost of products sold. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification.

        Sales incentive programs offered to our customers relate primarily to volume rebates and promotional and advertising allowances and are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation. Taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer are presented on a net basis (excluded from revenues) in our consolidated statements of operations.

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We also recognize revenues for similar short-term contracts using the completed-contract method of accounting.

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Costs and estimated earnings in excess of billings arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts are recognized as revenue only after we have determined that collection is probable and the amount can be reliably estimated. Claims made by us involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

        We recognized $1,319.0, $1,342.5 and $1,364.7 in revenues under the percentage-of-completion method for the years ended December 31, 2010, 2009 and 2008, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2010 and 2009 were as follows:

	2010	2009
Costs incurred on uncompleted contracts	$2,394.7	$2,176.1
Estimated earnings to date	662.9	460.6

	3,057.6	2,636.7
Less: Billings to date	(3,203.4)	(2,811.1)

Net billings in excess of costs and estimated earnings	$(145.8)	$(174.4)

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2010 and 2009 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2010	2009
Costs and estimated earnings in excess of billings(1)	$228.1	$193.6
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(373.9)	(368.0)

Net billings in excess of costs and estimated earnings	$(145.8)	$(174.4)

(1)
The December 31, 2010 and 2009 balances include $226.3 and $191.8 reported as a component of "Accounts receivable, net", respectively, and $1.8 as a component of "Other long-term assets" in the consolidated balance sheets.

(2)
The December 31, 2010 and 2009 balances include $364.5 and $357.0 reported as a component of "Accrued expenses", respectively, and $9.4 and $11.0 as a component of "Other long-term liabilities" in the consolidated balance sheets.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $69.5, $58.7 and $67.2 in 2010, 2009 and 2008, respectively.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $72.0, $69.7 and $67.3 for the years ended December 31, 2010, 2009 and 2008, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2010 totaled $3.9, while there was no interest capitalized during 2009 and 2008.

        Income Taxes — We account for our income taxes based on the requirements of the Income Taxes Topic of the Codification, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

        Derivative Financial Instruments — We use foreign currency forward contracts ("FX forward contracts") to manage our exposures to fluctuating currency exchange rates, and forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts") to manage our exposures to fluctuation in certain raw material costs. We have used interest rate protection agreements ("Swaps") to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in other comprehensive loss and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

        For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 13 and 16 for further information.

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

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$60.2	$62.4	$55.4
Acquisitions	1.2	0.2	5.0
Allowances provided	17.7	14.4	20.6
Write-offs, net of recoveries and credits issued	(22.3)	(16.8)	(18.6)

Balance at end of year	$56.8	$60.2	$62.4

        Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Impairment of Long-Lived and Intangible Assets Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.

        In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2009 for our Service Solutions reporting unit and in 2008 for our Weil-McLain subsidiary.

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are accrued expenses at December 31, 2010 and 2009.

	December 31,
	2010	2009
Employee benefits	$217.8	$199.5
Unearned revenue(1)	501.7	461.5
Warranty	45.6	43.7
Other(2)	315.0	281.9

Total	$1,080.1	$986.6

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Self-Insurance — We are self-insured for certain of our workers' compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported.

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

	Year ended December 31,
	2010	2009	2008
Balance at beginning of year	$56.7	$58.8	$60.0
Acquisitions	1.7	3.6	2.9
Provisions	26.9	24.0	20.2
Usage	(29.5)	(29.7)	(24.3)

Balance at end of year	55.8	56.7	58.8
Less: Current portion of warranty	45.6	43.7	44.0

Non-current portion of warranty	$10.2	$13.0	$14.8

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

        Employee Benefit Plans — We have defined benefit plans that cover a portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and our assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. We determine the discount rate by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. The rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. We also consult with independent actuaries in determining these assumptions. See Note 10 for more information.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued guidance that requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, under this guidance, acquisition costs are required to be expensed as incurred, acquired contingent liabilities are to be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are to be recorded at fair value as an indefinite-lived intangible asset (until completion or abandonment of the research and development efforts) at the acquisition date, restructuring costs associated with a business combination are to be generally expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. A substantial number of new disclosures are also required under this guidance. The guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and have applied the accounting and disclosure provisions to all of our acquisitions in 2010 and 2009 (see Note 4 for a summary of such acquisitions). During 2010 and 2009, we recorded no settlements of acquisition-related liabilities for unrecognized tax benefits (see Note 11 for additional details) and there were no reductions of acquisition-related valuation allowances.

        In December 2007, the FASB issued guidance that established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, noncontrolling interest (minority interest) is required to be recognized as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest is to be included in consolidated net income on the face of the income statement. In addition, a parent is required to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The guidance establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation by clarifying that all of those transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. Expanded disclosures regarding the interests of the parent and the noncontrolling interest are required. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009. Upon adoption, we reclassified noncontrolling interest of $34.0 to a separate component of total equity within our consolidated balance sheet.

        In April 2009, the FASB issued guidance clarifying the requirements for the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance reiterates that an asset acquired or a liability assumed in a business combination that arises from a contingency shall be recognized at fair value at the acquisition date during the measurement period. However, in the event the fair value cannot be determined during the measurement period, the Contingencies Topic of the Codification shall be applied. Contingent consideration arrangements of an acquiree assumed by the acquirer shall be recognized initially at fair value, and the acquirer shall develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. In addition, the disclosed information should enable users of the financial statements to evaluate the nature and financial effects of a business combination that occurs either during the current reporting period or after the reporting period but before the financial statements are issued. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the guidance on January 1, 2009 and have applied the accounting and disclosure provisions to all of our acquisitions in 2010 and 2009 (see Note 4 for a summary of such acquisitions).

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

users of financial statements with more transparent information about an enterprise's involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

        In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term "selling price" replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. We did not adopt this guidance early and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

        In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product's essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Codification. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. While early application is permitted, if early adoption is made after the first interim reporting period, application must be made retrospectively to the beginning of that year and transition disclosures made. Further, this guidance may not be adopted until the guidance that amends revenue arrangements with multiple deliverables (as described above) is adopted. We did not adopt this guidance early and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued an amendment to guidance related to fair value disclosures. The amendment adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification for existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) as it relates to Levels 2 and 3 fair value measurements, disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010, and we do not expect the adoption of the guidance to have a material impact on our consolidated financial statements. The disclosure requirements for significant transfers in and out of Levels 1 and 2 are effective for periods beginning on or after December 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

        In July 2010, the FASB issued guidance to provide greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. The objective is to provide disclosures that facilitate financial statement users' evaluation of (1) the nature of credit risk inherent in the entity's portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses. These objectives are achieved by providing disclosures on a disaggregated basis. This guidance also amends

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

existing disclosure requirements to include (1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a disaggregated basis, (2) the related recorded investment in financing receivables for each disaggregated ending balance, (3) the nonaccrual status of financing receivables by class of financing receivables, and (4) the impaired financing receivables by class of financing receivables. Finally, the following additional disclosures are required (by class of financing receivables unless otherwise noted): (1) credit quality indicators of financing receivables at the end of the reporting period, (2) the aging of past due financing receivables at the end of the reporting period, (3) the nature and extent of troubled debt restructuring that occurred during the period and its effect on the allowance for credit losses, (4) the nature and extent of financing receivables modified as troubled debt restructuring within the previous 12 months that defaulted during the reporting period and their effect on the allowance for credit losses, and (5) any significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The guidance is effective for the first reporting period ending on or after December 15, 2010. We adopted the guidance on December 31, 2010 with no material impact on our consolidated financial statements.

        In December 2010, the FASB issued guidance to modify the goodwill impairment test by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate that the goodwill is more likely than not impaired. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exits, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which require that goodwill of a reporting unit be tested for impairment between interim or annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for the first reporting period beginning after December 15, 2010. We do not expect adoption of the guidance to have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued guidance to clarify that if a public entity presents comparative financial statements for business combinations that are material on an individual or aggregate basis, the entity should disclose revenues and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring, adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, however, we did not adopt this guidance early. The adoption of the guidance will have an impact on our consolidated financial statements for material acquisitions, individually or in the aggregate, consummated after January 1, 2011.

(4)   Acquisitions and Discontinued Operations

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2010, 2009 and 2008 are described below.

        All business acquisitions consummated in 2010 and 2009 have been accounted for in accordance with the Business Combinations Topic of the Codification and those acquisitions consummated prior to 2009 in accordance with the appropriate accounting guidance applicable at the time. The consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by us based on information available at the acquisition date. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Refer to Note 8 for additional disclosure on the purchase price adjustments of the following acquisitions.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Acquisitions — 2010

        In July 2010, in the Flow Technology segment, we completed the acquisition of the Anhydro business ("Anhydro"), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

        In April 2010, in the Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems Ltd. ("TTS"), a leading global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

        In February 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S ("Gerstenberg"), a leading designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of Anhydro, TTS and Gerstenberg were not material, individually or in the aggregate, to our results of operations.

Acquisitions — 2009

        In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC ("Yuba"), a leading global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $127.8, after adjusting for a working capital settlement during 2010 of $1.4. Yuba had revenues of approximately $129.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition was not material to our results of operations.

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

Discontinued Operations

        We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months. The following businesses, which have been sold, met these requirements and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Quarter of Sale
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009
Scales and Counting Systems business ("Scales")	Q3 2008	Q4 2008
Vibration Testing and Data Acquisition Equipment business ("LDS")	Q1 2008	Q4 2008
Air Filtration	Q3 2007	Q3 2008

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010. During 2009, we recorded a net charge of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

        Filtran — Our original plan for disposition contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of the planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge attributable to SPX common shareholders of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $6.5 was recorded to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2008 consolidated statement of operations.

        In October 2009, we completed the sale of the Filtran business for total consideration of $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy the minority interest shareholder out and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred in 2008 from "Net income (loss) attributable to noncontrolling interest" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition, based on the amount of consideration received and adjustments to certain liabilities that we retained, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax."

        During 2010, we recorded a net gain of $1.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. In addition we were paid in full (i.e., $5.0) for the promissory note previously mentioned.

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2010, we recorded net charges of $0.1 in connection with adjustments to certain liabilities that we retained and we received payments of $3.7 against the promissory note mentioned above.

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

        During 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service ("IRS"). In connection with the completion of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        During 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 federal income tax returns. Upon the resolution of the examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $5.0 to "Gain (loss) on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

        In addition to the businesses discussed above, we recognized net gains of $1.5, $11.8 and $0.5 during 2010, 2009 and 2008, respectively, from businesses that were previously discontinued, resulting primarily from the reduction of liabilities for uncertain tax positions associated with statute expirations in certain tax jurisdictions.

        The final purchase price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement with the buyers, an arbitration process. Final agreement of the working capital figures with the buyers for some of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the purchase price and resulting gains/(losses) on these

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

and other previous divestitures may be materially adjusted in subsequent periods. Refer to Note 11 for the tax implications associated with our dispositions.

        For 2010, 2009 and 2008, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2010	2009	2008
Income (loss) from discontinued operations	$(1.2)	$(53.7)	$25.2
Income tax (provision) benefit	12.4	20.9	(10.9)

Income (loss) from discontinued operations, net	$11.2	$(32.8)	$14.3

        For 2010, 2009 and 2008, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2010	2009	2008
Revenues	$5.9	$90.3	$317.4
Pre-tax income (loss)	(0.5)	(4.7)	12.7

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheet at December 31, 2009 are shown below:

December 31, 2009
Assets:
Accounts receivable, net	$3.9
Inventories, net	1.2
Other current assets	0.4
Net property, plant and equipment	0.3
Goodwill and intangibles, net	2.6

Assets of discontinued operations	$8.4

Liabilities:
Accounts payable	$2.2
Accrued expenses and other	4.8
Deferred income taxes	0.6

Liabilities of discontinued operations	$7.6

        There were no assets or liabilities attributable to discontinued operations at December 31, 2010.

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

        We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by business segment, group of products and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets, and our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries ("EGS") joint venture. See Note 9 for financial information relating to EGS.

Flow Technology

        Our Flow Technology segment designs, manufactures and markets products and solutions that are used to process, blend, filter, dry, meter and transport fluids with a focus on creating innovative new products and systems as well as providing comprehensive aftermarket support services. Primary offerings include engineered pumps, mixers, process systems, heat exchangers, valves, and dehydration and drying technologies. The segment continues to focus on optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Test and Measurement

        Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services, and sophisticated testing and validation. Products of the segment include specialty automotive diagnostic service tools, fare-collection systems and portable cable and pipe locators. The segment continues to focus on global expansion, with a specific focus on China and India.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Products of the segment include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boilers, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as its thermal components and service offerings. The segment's South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Revenues:
Flow Technology	$1,662.2	$1,634.1	$1,998.7
Test and Measurement	924.0	810.4	1,100.3
Thermal Equipment and Services	1,602.1	1,595.5	1,679.1
Industrial Products and Services	698.5	805.6	1,048.5

Total	$4,886.8	$4,845.6	$5,826.6

Segment income:
Flow Technology	$215.6	$210.9	$243.4
Test and Measurement	76.6	51.4	108.8
Thermal Equipment and Services	193.7	171.8	203.9
Industrial Products and Services	74.4	153.7	243.7

Total segment income	560.3	587.8	799.8
Corporate expense	95.5	83.8	107.7
Pension and postretirement expense	52.4	37.5	38.8
Stock-based compensation expense	31.1	27.6	41.5
Special charges, net	36.4	73.1	17.2
Impairment of goodwill and other intangible assets	1.7	194.8	123.0

Consolidated operating income	$343.2	$171.0	$471.6

Capital expenditures:
Flow Technology	$23.2	$17.6	$29.3
Test and Measurement	5.1	7.5	14.2
Thermal Equipment and Services	13.1	22.0	31.4
Industrial Products and Services	14.0	10.7	28.2
General corporate	20.3	35.0	13.3

Total	$75.7	$92.8	$116.4

Depreciation and amortization:
Flow Technology	$36.5	$34.0	$35.6
Test and Measurement	31.8	31.8	29.6
Thermal Equipment and Services	24.2	21.0	23.7
Industrial Products and Services	14.7	13.5	11.1
General corporate	5.8	5.6	4.5

Total	$113.0	$105.9	$104.5

Identifiable assets:
Flow Technology	$2,098.0	$1,988.3	$2,096.2
Test and Measurement	764.1	787.7	1,104.9
Thermal Equipment and Services	1,809.1	1,789.5	1,798.6
Industrial Products and Services	562.2	600.3	676.9
General corporate	759.9	550.8	346.5
Discontinued operations	—	8.4	115.0

Total	$5,993.3	$5,725.0	$6,138.1

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

	2010	2009	2008
Revenues by Groups of Products:
Flow Technology	$1,662.2	$1,634.1	$1,998.7
Test and Measurement	924.0	810.4	1,100.3
Thermal Equipment and Services	1,602.1	1,595.5	1,679.1
Industrial Products and Services:
Power transformers and services	249.3	376.5	481.2
Industrial tools and equipment	120.8	101.3	153.9
Aerospace components	98.8	106.7	121.7
Broadcast antenna systems	118.3	124.7	141.0
Laboratory equipment	111.3	96.4	150.7

Total Industrial Products and Services	698.5	805.6	1,048.5

Total	$4,886.8	$4,845.6	$5,826.6

Geographic Areas:	2010	2009	2008
Revenues:(1)
United States	$2,467.4	$2,469.6	$3,037.4
Germany	559.4	717.2	864.9
China	387.6	288.2	301.2
South Africa	241.5	138.1	66.0
United Kingdom	242.0	253.0	278.0
Other	988.9	979.5	1,279.1

	$4,886.8	$4,845.6	$5,826.6

Tangible Long-Lived Assets:
United States(2)	$908.0	$742.9	$623.9
Other	302.7	245.9	258.7

Long-lived assets of continuing operations	1,210.7	988.8	882.6
Long-lived assets of discontinued operations	—	0.3	25.9

Total tangible long-lived assets	$1,210.7	$989.1	$908.5

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(2)
Includes insurance recovery assets related to risk management matters of $320.0 at December 31, 2010.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint, and maintaining profitability in a difficult economic environment. As a result of our strategic review process, we recorded net special charges of $36.4 in 2010, $73.1 in 2009 and $17.2 in 2008. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

        The components of the charges have been computed based on actual cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs, and our estimate of the realizable value of the affected tangible and intangible assets.

        Impairments of long-lived assets, including amortizable intangibles, which represent non-cash asset write-downs, typically arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

        Special charges for the years ended December 31, 2010, 2009 and 2008 are described in more detail below and in the applicable sections that follow.

	2010	2009	2008
Employee termination costs	$21.2	$48.0	$5.5
Facility consolidation costs	5.1	5.6	2.5
Other cash costs	2.2	8.4	4.9
Non-cash asset write-downs	7.9	11.1	4.3

Total	$36.4	$73.1	$17.2

2010 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$6.1	$3.0	$0.5	$2.1	$11.7
Test and Measurement	2.9	1.9	0.7	1.6	7.1
Thermal Equipment and Services	11.9	—	0.3	4.0	16.2
Industrial Products and Services	0.3	—	—	—	0.3
Corporate	—	0.2	0.7	0.2	1.1

Total	$21.2	$5.1	$2.2	$7.9	$36.4

        Flow Technology segment — Charges for 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for facilities in Australia (one) and New Zealand (two), additional costs associated with restructuring activities initiated in 2009, and asset impairment charges associated with an idle facility in Lake Mills, WI ($2.1 for 2010), as well as costs associated with the segment's regional reorganization, the movement of certain functions to the new European shared service center in Manchester, United Kingdom, and integration activities related to the Gerstenberg and Anhydro acquisitions. These activities resulted in the termination of 152 employees.

        Test and Measurement segment — Charges for 2010 related primarily to costs associated with headcount reductions and consolidation activities that impacted facilities in North America, Europe and Asia Pacific. Additionally, charges for 2010 included impairment charges of $1.6. These activities resulted in the termination of 134 employees.

        Thermal Equipment and Services segment — Charges for 2010 related primarily to costs associated with headcount reductions at facilities in Leipzig, Germany; Ratingen, Germany; Rothemuhle, Germany; Michigan City, IN; and Tulsa, OK. Additionally, charges for 2010 included asset impairment charges of $4.0. These activities resulted in the termination of 269 employees.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Industrial Products and Services segment — Charges for 2010 related primarily to costs associated with headcount reductions at facilities in White Deer, PA and Rochester, NY. These activities resulted in the termination of 81 employees.

        Corporate — Charges for 2010 related primarily to asset impairment and facility exit charges of $0.6 and costs related to our legal entity reduction initiative.

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

        Test and Measurement segment — Charges for 2009 related to costs associated with headcount reductions and consolidation activities that impacted facilities in Sala Baganza, Italy; Osny, France; Hainburg, Germany; Pollenfeld, Germany; Ingolstadt, Germany; Garching, Germany; Lugo, Italy; Owatonna, MN; Warren, MI; Allen Park, MI; and Bridgton, ME, primarily in response to the difficulties that were being experienced by the global vehicle manufacturers and their dealer service networks. These activities resulted in the termination of 616 employees.

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

        Corporate — Charges for 2009 related primarily to our legal entity reduction initiative, the closure of our information technology data center in Horsham, PA, and an additional asset impairment charge related to the expected sale of a facility in Newtown, CT.

2008 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$0.1	$0.9	$2.3	$0.3	$3.6
Test and Measurement	2.3	0.6	0.7	0.6	4.2
Thermal Equipment and Services	2.0	0.8	1.3	1.4	5.5
Industrial Products and Services	—	—	—	—	—
Corporate	1.1	0.2	0.6	2.0	3.9

Total	$5.5	$2.5	$4.9	$4.3	$17.2

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

        The following is an analysis of our restructuring and integration liabilities for years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Balance at beginning of year	$26.0	$31.5	$12.6
Special charges — cash(1)	28.5	62.7	13.6
Adjustments related to acquisition accounting	—	—	31.5
Utilization — cash	(28.2)	(67.1)	(28.1)
Currency translation adjustment and other	(5.6)	(1.1)	1.9

Ending balance	$20.7	$26.0	$31.5

(1)
The years ended December 31, 2010, 2009 and 2008 exclude $7.9, $10.4 and $3.6, respectively, of non-cash special charges that impact special charges but not the restructuring and integration related liabilities.

(7)   Inventories

        Inventories at December 31, 2010 and 2009 comprise the following:

	December 31,
	2010	2009
Finished goods	$190.3	$196.7
Work in process	113.9	117.6
Raw materials and purchased parts	292.5	276.7

Total FIFO cost	596.7	591.0
Excess of FIFO cost over LIFO inventory value	(32.4)	(31.7)

Total inventories	$564.3	$559.3

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 29% and 35% of total inventory at December 31, 2010 and 2009, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $5.9 and $3.9 at December 31, 2010 and 2009, respectively. During 2010 and 2009, inventory reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2010 purchases, the effect of

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

which increased operating income by approximately $4.0 and $3.4 during the years ended December 31, 2010 and 2009, respectively.

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, are as follows:

	December 31, 2008	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(2)	December 31, 2010
Flow Technology
Gross Goodwill	$664.6	$—	$—	$(12.4)	$652.2	$53.8	$—	$(3.3)	$702.7
Accumulated Impairments	—	—	—	—	—	—	—	—	—

Goodwill	664.6	—	—	(12.4)	652.2	53.8	—	(3.3)	702.7

Test & Measurement
Gross Goodwill	460.8	—	—	7.7	468.5	—	—	(34.0)	434.5
Accumulated Impairments	(96.2)	—	(187.7)	(3.7)	(287.6)	—	—	30.6	(257.0)

Goodwill	364.6	—	(187.7)	4.0	180.9	—	—	(3.4)	177.5

Thermal Equipment and Services
Gross Goodwill	595.7	24.6	—	2.3	622.6	—	—	(20.0)	602.6
Accumulated Impairments	(114.1)	—	—	—	(114.1)	—	—	—	(114.1)

Goodwill	481.6	24.6	—	2.3	508.5	—	—	(20.0)	488.5

Industrial Products and Services
Gross Goodwill	344.9	—	—	(0.6)	344.3	7.3	—	0.2	351.8
Accumulated Impairments	(85.9)	—	—	—	(85.9)	—	—	—	(85.9)

Goodwill	259.0	—	—	(0.6)	258.4	7.3	—	0.2	265.9

Total
Gross Goodwill	2,066.0	24.6	—	(3.0)	2,087.6	61.1	—	(57.1)	2,091.6
Accumulated Impairments	(296.2)	—	(187.7)	(3.7)	(487.6)	—	—	30.6	(457.0)

Goodwill	$1,769.8	$24.6	$(187.7)	$(6.7)	$1,600.0	$61.1	$—	$(26.5)	$1,634.6

(1)
Impairment charges totaled $187.7 during the year ended December 31, 2009 and related to our Service Solutions reporting unit.

(2)
For the year ended December 31, 2010, adjustments to acquisition accounting and changes from foreign currency translation totaled $(6.4) and $(20.1), respectively. For the year ended December 31, 2009, adjustments to acquisition accounting and changes from foreign currency translation totaled $(26.3) and $19.6, respectively.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Identifiable intangible assets comprise the following:

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$24.6	$(21.6)	$3.0	$25.9	$(20.7)	$5.2
Technology	116.7	(23.3)	93.4	94.7	(16.2)	78.5
Customer relationships	239.7	(51.6)	188.1	237.5	(43.1)	194.4
Other(1):	35.4	(13.5)	21.9	23.6	(9.1)	14.5

	416.4	(110.0)	306.4	381.7	(89.1)	292.6
Trademarks with indefinite lives(2):	413.1	—	413.1	415.7	—	415.7

Total	$829.5	$(110.0)	$719.5	$797.4	$(89.1)	$708.3

(1)
Balance reflects an impairment charge of $1.0 recorded in 2009 associated with the Service Solutions reporting unit within our Test and Measurement segment.

(2)
Balance reflects impairment charges associated with businesses within our Thermal Equipment and Services segment of $1.7 and $6.1 in 2010 and 2009, respectively.

        Amortization expense was $27.1, $21.5 and $25.7 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense related to these intangible assets is $27.6 in 2011, $26.1 in 2012, and $24.1 in 2013, $23.4 in 2014 and $23.1 in 2015.

        At December 31, 2010, the carrying value of net intangible assets with determinable lives consisted of $168.9 in the Flow Technology segment, $62.1 in the Test and Measurement segment, $63.4 in the Thermal Equipment and Services segment, and $12.0 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $206.9 in the Flow Technology segment, $53.2 in the Test and Measurement segment, $138.0 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

        Consistent with the requirements of the Intangible — Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment.

        In connection with our annual goodwill impairment testing in 2010, we determined that the estimated fair value of our SPX Heat Transfer Inc. and Anhydro reporting units, businesses that were acquired in the last 18 months, were comparable to the carrying value of their respective net assets. Goodwill attributable to these reporting units totaled $64.1 at December 31, 2010. In addition, we determined that the estimated fair value for each of our other reporting units exceeds the carrying value of their respective net assets by at least 10%. We will continue to monitor impairment indicators across all our reporting units.

        In connection with our annual goodwill impairment testing in 2009, our analysis indicated that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. We then estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7. The impairment charge of

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

$187.7 was composed of (i) a $78.1 difference between the estimated fair value of Service Solutions compared to the carrying value of its net assets, and (ii) an allocation to certain tangible and intangible assets of $109.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification.

        In addition to the goodwill impairment charge of $187.7, our Service Solutions reporting unit recorded an impairment charge related to other intangible assets of $1.0 during 2009.

        As of December 31, 2008, we determined that the fair value of our Weil-McLain subsidiary was less than the carrying value of its net assets. As a result, we recorded charges of $123.0 related to the impairment of goodwill ($114.1) and other intangible assets ($8.9).

(9)   Investment in Joint Venture

        We have a joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Brazil, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and selected other information for its fiscal years ended September 30, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Net sales	$445.4	$429.4	$575.5
Gross profit	189.2	182.3	245.7
Net income	62.7	62.5	97.4
Capital expenditures	11.9	11.8	10.9
Depreciation and amortization	9.6	8.8	8.2
Dividends received	30.3	30.7	56.5
Undistributed earnings attributable to SPX Corporation	5.5	6.8	9.5
SPX's equity earnings in EGS	28.8	28.0	43.7

        Condensed balance sheet information of EGS as of September 30, 2010 and 2009 was as follows:

	2010	2009
Current assets	$170.2	$134.6
Non-current assets	337.5	297.2
Current liabilities	114.2	70.3
Non-current liabilities	29.0	25.9

        The carrying value of our investment in EGS was $69.3 and $56.5 at December 31, 2010 and 2009, respectively, and is recorded in "other assets" in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $84.9 at December 31, 2010. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price. For the year ended September 30, 2009, certain amounts were reclassified from current assets to current liabilities to conform to current year presentation.

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and ability to manage risk commensurate with the investment style and objective for which they were hired. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2010 and 2009.

        Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2010 and 2009, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2010	2009	2010
Global equities	19%	23%	17%
Global equity common trust funds	26%	31%	33%
Fixed income common trust funds	17%	22%	20%
Commingled global fund allocations	22%	21%	30%
Short term investments(1)	15%	2%	—
Other(2)	1%	1%	—

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest bearing accounts.

(2)
Assets included in this class at December 31, 2010 and 2009 were comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2010	2009	2010
Global equity common trust funds	50%	49%	50%
Fixed income common trust funds	36%	37%	27%
Non-U.S. Government securities	10%	10%	21%
Short term investments(1)	3%	3%	1%
Other(2)	1%	1%	1%

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest bearing accounts.

(2)
Assets included in this class were comprised primarily of insurance receivables.

        The fair value of pension plan assets at December 31, 2010, by asset class, are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class:
Equity Securities:
Global Equities:
Capital equipment	$34.2	$34.2	$—	$—
Consumer goods	22.4	22.4	—	—
Energy	13.2	13.2	—	—
Finance	15.5	15.5	—	—
Materials	21.4	21.4	—	—
Services	19.1	19.1	—	—
Miscellaneous	40.9	40.9	—	—
Global equity common trust funds(1)	335.3	86.5	248.8	—
Debt securities:
Fixed income common trust funds(2)	232.6	—	231.3	1.3
Non-U.S. Government securities	23.8	—	23.8	—
Alternative investments:
Commingled global fund allocations(3)	193.3	70.9	—	122.4
Other:
Short term investments(4)	133.1	133.1	—	—
Other(5)	10.5	1.1	1.2	8.2

Total	$1,095.3	$458.3	$505.1	$131.9

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The fair value of pension plan assets at December 31, 2009, by asset category, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category:
Equity Securities:
Global Equities	$164.5	$164.5	$—	$—
Global equity common trust funds(1)	319.8	78.6	241.2	—
Debt securities:
Fixed income common trust funds(2)	232.9	—	231.7	1.2
Non-U.S. Government securities	16.8	—	16.8	—
Alternative investments:
Commingled global fund allocations(3)	151.0	47.3	—	103.7
Other:
Short term investments(4)	25.7	25.7	—	—
Other(5)	9.6	0.6	—	9.0

Total	$920.3	$316.7	$489.7	$113.9

(1)
This class represents investments in actively managed common trust funds that invest primarily in equity securities, which may include common stocks, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(2)
This class represents investments in actively managed common trust funds that invest in a variety of fixed income investments, which may include corporate bonds, both U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(3)
This class represents investments in actively managed common trust funds with investments in both equity and debt securities. The investments may include common stock, corporate bonds, U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. Investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(4)
Short term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest bearing accounts.

(5)
This category represents investments in insurance contracts, private equity and publicly traded real estate investment trusts. Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are fully collateralized by cash and other securities. The gross collateral and the related liability to return collateral amounted to $48.6 at December 31, 2010 and $54.8 at December 31, 2009, and have been included within "Level 2" of the fair value hierarchy in the tables above.

        There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during 2010 and 2009. It is our policy to recognize transfers between Levels at the beginning of the fiscal year.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2010 and 2009:

	Commingled global fund allocations	Fixed income common trust funds	Other	Total
Balance at December 31, 2008	$82.7	$—	$10.2	$92.9
Realized losses	—	—	(0.9)	(0.9)
Unrealized gains relating to instruments still held at period end	11.0	—	0.5	11.5
Purchases, sales, issuances and settlements, net	10.0	1.2	(0.8)	10.4

Balance at December 31, 2009	103.7	1.2	9.0	113.9
Realized gains	—	—	0.5	0.5
Unrealized gains relating to instruments still held at period end	13.4	0.1	0.4	13.9
Purchases, sales, issuances and settlements, net	5.3	—	(1.7)	3.6

Balance at December 31, 2010	$122.4	$1.3	$8.2	$131.9

        There were no transfers in or out of Level 3 assets in 2010 and 2009.

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2010, we made contributions of $120.1 to our qualified domestic pension plans and direct benefit payments of $4.2 to our non-qualified domestic pension plans. In 2011, we expect to make contributions of $15.2 to our qualified domestic pension plans and direct benefit payments of $4.2 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In our foreign plans that are funded, we made contributions of $10.3 in 2010, which include $1.9 of contributions that relate to businesses that have been classified as discontinued operations. In addition, in our foreign plans that are unfunded, we made direct benefit payments of $2.2 in 2010. In 2011, we expect to make $8.1 of contributions, which include $1.6 of contributions that relate to businesses that have been classified as discontinued operations, and $2.3 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2010, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2010 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2011	$77.0	$11.5
2012	81.4	11.5
2013	82.5	12.4
2014	81.4	13.0
2015	139.5	13.5
Subsequent five years	417.4	74.8

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2010 has increased since December 31, 2009, primarily as a result of approximately $120.1 of funding contributions made in 2010, offset by lower discount rates being used to value the plans in 2010 compared to 2009. Our non-funded pension plans account for $158.5 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2010	2009	2010	2009
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,091.7	$969.9	$270.3	$210.9
Service cost	9.3	8.0	2.3	2.5
Interest cost	61.1	66.2	14.1	13.9
Employee contributions	—	—	0.1	0.2
Actuarial losses (gains)	63.9	125.8	(12.5)	33.5
Curtailment loss	—	—	—	0.2
Plan amendments	—	0.7	0.4	0.1
Benefits paid	(77.7)	(78.9)	(11.8)	(11.4)
Foreign exchange and other	—	—	(4.9)	20.4

Projected benefit obligation — end of year	$1,148.3	$1,091.7	$258.0	$270.3

Change in plan assets:
Fair value of plan assets — beginning of year	$713.3	$717.6	$207.0	$160.7
Return on plan assets	107.6	65.9	22.9	25.8
Benefits paid	(77.7)	(78.9)	(11.8)	(11.4)
Contributions (employer and employee)	124.3	8.7	12.7	14.1
Foreign exchange and other	—	—	(3.0)	17.8

Fair value of plan assets — end of year	$867.5	$713.3	$227.8	$207.0

Funded status at year-end	$(280.8)	$(378.4)	$(30.2)	$(63.3)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$—	$22.3	$—
Accrued expenses	(4.2)	(16.9)	(2.2)	(12.2)
Other long-term liabilities	(276.6)	(361.5)	(50.3)	(51.1)

Net amount recognized	$(280.8)	$(378.4)	$(30.2)	$(63.3)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$593.3	$605.0	$39.8	$63.4
Net prior service credits	(1.6)	(2.5)	—	(0.4)

Total accumulated comprehensive loss (pre-tax)	$591.7	$602.5	$39.8	$63.0

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2010 and 2009:

	Domestic Pension Plans		Foreign Pension Plans
	2010	2009	2010	2009
Projected benefit obligation	$1,148.3	$1,091.7	$97.4	$268.4
Accumulated benefit obligation	1,130.0	1,070.8	95.9	263.7
Fair value of plan assets	867.5	713.3	45.3	205.5

        The accumulated benefit obligation for all domestic and foreign pension plans was $1,130.0 and $254.5, respectively, at December 31, 2010 and $1,070.8 and $265.2, respectively, at December 31, 2009.

        Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2010	2009	2008
Service cost	$9.3	$8.0	$7.6
Interest cost	61.1	66.2	65.7
Expected return on plan assets	(68.4)	(74.2)	(78.0)
Amortization of unrecognized losses	36.4	22.0	21.6
Amortization of unrecognized prior service credits	(0.9)	(0.8)	(0.7)
Curtailment/settlement loss	—	0.3	7.6

Total net periodic pension benefit expense	37.5	21.5	23.8
Less: Net periodic pension expense of discontinued operations	—	(0.3)	(0.5)

Net periodic pension benefit expense of continuing operations	$37.5	$21.2	$23.3

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

Foreign Pension Plans

	Year Ended December 31,
	2010	2009	2008
Service cost	$2.3	$2.5	$3.5
Interest cost	14.1	13.9	15.5
Expected return on plan assets	(14.3)	(13.2)	(16.9)
Amortization of unrecognized losses	1.7	2.1	1.2
Amortization of unrecognized prior service credits	—	(0.1)	(0.1)

Total net periodic pension benefit expense	3.8	5.2	3.2
Less: Net periodic pension benefit expense of discontinued operations	(0.1)	(0.6)	(0.2)

Net periodic pension benefit expense of continuing operations	$3.7	$4.6	$3.0

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Other changes in plan assets and benefit obligations recognized in other comprehensive loss in 2010 were as follows:

	Domestic plans	Foreign plans
Current year actuarial loss (gain)	$24.7	$(21.1)
Amortization of actuarial loss	(36.4)	(1.7)
Current year prior service costs	—	0.4
Amortization of prior service credits	0.9	—
Foreign exchange and other	—	(0.8)

	$(10.8)	$(23.2)

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2011 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$23.4	$1.0
Net prior service credits	(0.9)	—

	$22.5	$1.0

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.80%	7.06%	6.59%
Rate of increase in compensation levels	4.00%	4.25%	4.25%
Expected long-term rate of return on assets	8.25%	8.50%	8.50%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.22%	5.80%	7.06%
Rate of increase in compensation levels	4.00%	4.00%	4.25%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.50%	6.35%	5.67%
Rate of increase in compensation levels	4.10%	4.00%	4.20%
Expected long-term rate of return on assets	7.04%	7.62%	7.65%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.42%	5.50%	6.35%
Rate of increase in compensation levels	4.15%	4.10%	4.08%

        We review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by us and established at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based upon forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) the rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. In addition, we consider advice from independent actuaries.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are non-funded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments. In 2010, we made benefit payments of $15.9 (net of federal subsidies of $1.5) to our postretirement benefit plans. Following is a summary, as of December 31, 2010, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2010 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2011	$16.6	$1.8
2012	16.1	1.8
2013	15.4	1.8
2014	14.6	1.8
2015	14.1	1.7
Subsequent five years	59.0	7.6

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2010	2009
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$152.3	$148.3
Service cost	0.3	0.2
Interest cost	8.0	9.8
Actuarial loss	7.8	10.1
Benefits paid	(15.9)	(16.1)

Projected benefit obligation — end of year	$152.5	$152.3

Funded status at year-end	$(152.5)	$(152.3)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(16.2)	$(16.4)
Other long-term liabilities	(136.3)	(135.9)

Net amount recognized	$(152.5)	$(152.3)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$53.3	$49.8
Net prior service credit	(4.5)	(5.8)

Total accumulated comprehensive loss (pre-tax)	$48.8	$44.0

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2010	2009	2008
Service cost	$0.3	$0.2	$0.2
Interest cost	8.0	9.9	9.8
Amortization of unrecognized loss	4.2	3.0	3.8
Amortization of unrecognized prior service credits	(1.3)	(1.4)	(1.3)

Net periodic postretirement expense	$11.2	$11.7	$12.5

        Other changes in benefit obligations recognized in other comprehensive loss in 2010 were as follows:

Current year actuarial loss	$7.7
Amortization of actuarial loss	(4.2)
Amortization of prior service credits	1.3

$4.8

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2011 include net actuarial losses of $4.5 and prior service credits of $1.4.

        Actuarial assumptions used in accounting for our domestic postretirement plans are as follows:

	Year Ended December 31,
	2010	2009	2008
Assumed health care cost trend rates:
Heath care cost trend rate for next year	7.86%	8.21%	8.57%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019	2019
Discount rate used in determining net periodic postretirement benefit expense	5.46%	7.07%	6.32%
Discount rate used in determining net year-end postretirement benefit obligation	4.85%	5.46%	7.07%

        The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by us and are established based on our prior experience and our expectations that future rates will decline. In addition, we consider advice from independent actuaries.

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have had the following effects on 2010 postretirement expense:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.5	$(0.4)
Effect on postretirement benefit obligation	$9.7	$(8.7)

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        Under the Plan, we contributed 0.269, 0.347 and 0.252 shares of our common stock to employee accounts in 2010, 2009 and 2008, respectively. Compensation expense is recorded based upon the market value of shares as the shares are contributed to employee accounts. We recorded $16.7 in 2010, $17.4 in 2009 and $19.2 in 2008 as compensation expense related to the matching contribution.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the Retirement Savings Plan. We match a portion of participating employees' deferrals to the extent allowable under the plan provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $47.3 and $44.7 at December 31, 2010 and 2009, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheet within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2010, 2009 and 2008, we recorded additional compensation expense of $0.4, $0.8, and $0.7, respectively, relating to our matching contributions to the SRSP.

        Certain hourly and collectively bargained employees participate in other defined contribution retirement plans maintained pursuant to Section 401(k) of the U.S. Internal Revenue Code. These plans do not match employees' contributions in shares of company common stock, although company common stock is offered as an investment option under these plans.

(11)   Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations:
United States	$96.3	$120.4	$203.6
Foreign	148.4	(24.3)	207.2

	$244.7	$96.1	$410.8

Provision for (benefit from) income taxes:
Current:
United States	$(24.4)	$54.0	$65.2
Foreign	17.0	14.1	37.7

Total current	(7.4)	68.1	102.9

Deferred and other:
United States	66.2	(13.6)	19.8
Foreign	(5.7)	(7.4)	29.6

Total deferred and other	60.5	(21.0)	49.4

Total provision	$53.1	$47.1	$152.3

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	2.2	3.6	1.2
U.S. credits and exemptions	(1.1)	(5.2)	(1.7)
Foreign earnings taxed at lower rates	(9.2)	(28.1)	(2.0)
Audit settlements with taxing authorities	(0.6)	(2.9)	(6.5)
Adjustments to uncertain tax positions	(4.3)	4.4	2.2
Changes in valuation allowance	(4.9)	6.0	—
Impairment of goodwill and other intangible assets	—	44.5	9.6
Benefit for loss on investment in foreign subsidiary	—	(4.7)	—
Law change regarding deductibility of Medicare Part D expenses	2.5	—	—
Tax on repatriation of foreign earnings	1.4	—	—
Other	0.7	(3.6)	(0.7)

	21.7%	49.0%	37.1%

        Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Working capital accruals	$42.4	$50.3
Legal, environmental and self-insurance accruals	40.8	45.8
Pension, other postretirement and postemployment benefits	147.5	198.0
NOL and credit carryforwards	221.2	254.3
Payroll and compensation	48.8	46.9
Other	80.9	120.2

Total deferred tax assets	581.6	715.5
Valuation allowance	(167.0)	(211.5)

Net deferred tax assets	414.6	504.0

Deferred tax liabilities:
Accelerated depreciation	27.0	12.8
Basis difference in affiliates	38.6	34.9
Intangibles recorded in acquisitions	219.0	209.9
Other	65.3	75.6

Total deferred tax liabilities	349.9	333.2

	$64.7	$170.8

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

        At December 31, 2010, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $332.4 and tax losses of various foreign jurisdictions of approximately $576.0. We also had U.S. foreign tax, alternative minimum tax

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

and research credit carryforwards of $27.8, $1.0 and $3.3, respectively. Of these amounts, approximately $2.3 expire in 2011 and $509.2 expire at various times between 2012 and 2030. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $44.5 in 2010 and increased by $26.2 in 2009. Of the decrease in 2010, $12.0 was recognized as a reduction in tax expense from continuing operations and $9.5 as a tax benefit from discontinued operations.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in the prior year.

Undistributed International Earnings

        Undistributed foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes for these foreign earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. At December 31, 2010, we had approximately $1,700.0 of undistributed foreign earnings for which no U.S. federal or state income taxes have been provided.

Unrecognized Tax Benefits

        As of December 31, 2010, we had gross unrecognized tax benefits of $95.5 (net unrecognized tax benefits of $77.4), of which $75.3, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2009 and 2008, we had gross unrecognized tax benefits of $120.9 (net unrecognized tax benefits of $105.3) and $102.9 (net unrecognized benefits of $81.3), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2010, gross accrued interest, excluded from the amounts above, totaled $15.6 (net accrued interest of $11.3), while the related amounts as of December 31, 2009 and 2008 were $21.9 (net accrued interest of $16.5) and $21.3 (net accrued interest of $15.2), respectively. Our income tax provision for the years ended December 31, 2010, 2009 and 2008 included gross interest expense (income) of $(4.0), $(0.7) and $0.9, respectively. There were no significant penalties recorded during any of the years presented.

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

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Unrecognized tax benefit — opening balance	$120.9	$102.9	$120.1
Gross increases — tax positions in prior period	13.9	29.8	19.2
Gross decreases — tax positions in prior period	(13.4)	(3.2)	(0.3)
Gross increases — tax positions in current period	8.7	11.2	7.7
Settlements	(24.5)	(5.8)	(37.9)
Lapse of statute of limitations	(8.3)	(16.8)	(1.9)
Change due to foreign currency exchange rates	(1.8)	2.8	(4.0)

Unrecognized tax benefit — ending balance	$95.5	$120.9	$102.9

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Uncertain Tax Positions

        We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are recorded in "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

        During 2010, the IRS completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent's Report ("RAR"). We disagree with and have protested certain adjustments to the Appeals Office of the IRS. Upon issuance of the RAR, we reduced certain of our valuation allowances and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold resulting in the recognition of income tax benefits of $18.2 and $7.3 to continuing and discontinued operations, respectively. While the resolution of these adjustments may result in tax liabilities that may differ from the accruals established, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

        In addition, the effective income tax rate for the year ended December 31, 2010 was impacted favorably by a $16.0 tax benefit related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and settlement of state examinations. These benefits were offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the 2010 enactment of the Patient Protection and Affordable Care Act and $3.6 associated with the repatriation of foreign earnings.

        In 2009, the statute of limitations expired for various state income tax returns. As a result of these expirations, we recognized net tax benefits of $18.0 during 2009, with approximately $7.9 recorded to continuing operations and the remainder of $10.1 recorded to discontinued operations.

        On August 28, 2008, we reached an agreement with the IRS regarding audits of our 2003 through 2005 federal income tax returns. Upon the resolution of these examinations, we reduced our liability for uncertain tax positions by $30.6. Of the $30.6 reduction in our liability for uncertain tax positions, $25.6 was recorded as an income tax benefit from continuing operations and $5.0 was recorded as an income tax benefit to "Gain (loss) on disposition of discontinued operations" within our consolidated statement of operations for the year ended December 31, 2008.

        The IRS currently is performing an audit of our 2008 and 2009 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. We do not expect to conclude this examination within the next twelve months.

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

        We have various foreign income tax returns under examination. Currently, significant jurisdictions with audits underway include Canada related to our 2000 to 2006 tax returns and Germany related to tax returns for the 2002 to 2009 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

        An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not reached the final stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

        Upon the conclusion of our disposition activities, as discussed in Note 4 to these consolidated financial statements, we may recognize an additional income tax provision or benefit, generally, as part of discontinued operations.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

(12)   Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2010.

	December 31, 2009	Borrowings	Repayments	Other(8)	December 31, 2010
Term loan(1)	$600.0	$—	$(600.0)	$—	$—
Domestic revolving loan facility(2)	61.5	164.0	(225.5)	—	—
6.875% senior notes(3)	—	600.0	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes(4)	28.2	—	—	—	28.2
6.25% senior notes(5)	21.3	—	—	—	21.3
Trade receivables financing arrangement(6)	22.0	90.0	(112.0)	—	—
Other indebtedness(7)	46.0	13.8	(15.5)	3.8	48.1

Total debt	1,279.0	$867.8	$(953.0)	$3.8	1,197.6

Less: short-term debt	74.4				36.3
Less: current maturities of long-term debt	76.0				50.8

Total long-term debt	$1,128.6				$1,110.5

(1)
Repayments include required principal payments during the first two quarters of 2010 that aggregated to $37.5 and the repayment of the remaining balance under the term loan of $562.5 in connection with issuing $600.0 of 6.875% senior unsecured notes in August 2010 (see below for additional details on this issuance).

(2)
At December 31, 2009, $20.5 of the balance was included in short-term debt and the remaining $41.0 in long-term debt.

(3)
In August 2010, we issued $600.0 of 6.875% senior unsecured notes that mature in 2017 (see "Senior Notes" below for additional details).

(4)
In December 2010, we gave notice of our intention to redeem, in full, the outstanding balance of $28.2 and in January 2011 completed such redemption; therefore, the total balance has been included in "Current maturities of long-term debt" within our consolidated balance sheet as of December 31, 2010.

(5)
The notes mature on June 15, 2011 and, accordingly, the total balance has been included in "Current maturities of long-term debt" within our consolidated balance sheet as of December 31, 2010.

(6)
As of December 31, 2010, we had $51.8 available to borrow on a continuous basis under the arrangement.

(7)
Includes balances under a purchase card program of $36.1 and $31.5 at December 31, 2010 and December 31, 2009, respectively.

(8)
"Other" includes debt assumed of $3.9 during 2010 and foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

        We have senior credit facilities with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,550.0, consisting of the following:

  •
  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $400.0 with a final maturity of September 2012;

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

        In connection with the August 2010 termination of our Swaps and the term loan under our senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 13), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

        At December 31, 2010, we had $503.6 of available borrowing capacity under our revolving credit facilities after giving effect to $96.4 reserved for outstanding letters of credit. In addition, at December 31, 2010, we had $179.8 of available issuance capacity under our foreign credit instrument facility after giving effect to $770.2 reserved for outstanding letters of credit.

        We also may seek additional commitments for incremental term loan facilities or increases in commitments in respect of the domestic revolving credit facility, the global revolving credit facility and/or the foreign credit instrument facility by up to an aggregate principal amount of $400.0 without the need for consent from the existing lenders.

        We are the eligible borrower under the revolving loan facilities, and certain of our foreign subsidiaries are borrowers under the foreign credit instrument facility.

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

        At December 31, 2010, we had $4.0 of letters of credit outstanding under separate arrangements in China and South Africa.

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

        Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of property in excess of, specified values (other than in the ordinary course of business and subject to other exceptions) by us or our subsidiaries. Mandatory prepayments will be applied to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility or the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

        At December 31, 2010, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. We have agreed, in certain instances, to conduct a registered exchange offer for the notes and use commercially reasonable efforts to exchange the notes for a new issue of identical debt securities and file under certain circumstances a shelf registration statement to cover resales of the notes and to cause the registration statement to be declared effective by the SEC. If we fail to satisfy these obligations within 150 days from August 10, 2011, we have agreed to pay additional interest to holders of the notes under certain circumstances. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

        In December 2007, we issued in a private placement $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable.

        In June 2003, we issued $300.0 of non-callable 6.25% senior notes that mature on June 15, 2011. The interest payment dates for these notes are June 15 and December 15 of each year. At December 31, 2010, $21.3 of these notes were outstanding. In December 2002, we issued $500.0 of callable 7.50% senior notes that mature on January 1, 2013. The interest payment dates for these notes are January 1 and July 1 of each year. At December 31, 2010, $28.2 of these notes were outstanding. Both of these note issuances are unsecured and rank equally with all of our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. In January 2011, we redeemed the 7.50% senior notes, resulting in a principal payment of $28.2.

        At December 31, 2010, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2010 and 2009, the participating businesses had $36.1 and $31.5, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. As of December 31, 2010, there were no amounts outstanding under this financing agreement, while there was $22.0 outstanding under this financing agreement at December 31, 2009.

(13)   Financial Instruments

Interest Rate Swaps

        Prior to repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, had maturities through December 2011 and effectively converted the majority of our borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan (see Note 12), we terminated all of our Swaps, resulting in a cash payment of

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

$26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during 2010. The unrealized loss, net of taxes recorded in accumulated other comprehensive loss ("AOCI") was $16.8 as of December 31, 2009. In addition, as of December 31, 2009, we recorded a long-term liability of $28.0 to recognize the fair value of the Swaps.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of other expense, net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $199.5 and $100.2 outstanding as of December 31, 2010 and 2009, respectively, with scheduled maturities of $175.3, $22.1 and $2.1 in 2011, 2012 and 2013, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $200.9 and $106.2 at December 31, 2010 and 2009, respectively, with scheduled maturities of $141.1, $42.0, $15.2 and $2.6 in 2011, 2012, 2013 and 2014, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX embedded derivatives and FX forward contracts was $4.1 and $4.4 as of December 31, 2010 and 2009, respectively.

Commodity Contracts

        From time to time, we enter into forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). At December 31, 2010 and 2009, the outstanding notional amount of commodity contracts was 1.8 million and 1.3 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2010 and 2009, the fair values of these contracts were $1.0 and $0.9, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.8 and $0.5 as of December 31, 2010 and 2009, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The following summarizes the fair value of our derivative financial instruments:

	December 31, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$1.0	Other current assets	$0.9
FX embedded derivatives	—	—	Other assets	0.9

		$1.0		$1.8

FX forward contracts	Accrued expenses	$(2.9)	Accrued expenses	$(1.0)
Swaps	—	—	Other long-term liabilities	(28.0)
FX embedded derivatives	—	—	Other long-term liabilities	(10.1)

		$(2.9)		$(39.1)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.5	Other current assets	$0.2
FX embedded derivatives	Other current assets	2.6	Other current assets	0.2

		$3.1		$0.4

FX forward contracts	Accrued expenses	$(1.4)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(1.8)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(33.2)	—	—

		$(36.4)		$(0.7)

        The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Amount of gain (loss) recognized in AOCI, pre-tax(1)				Amount of gain (loss) reclassified from AOCI to income, pre-tax(1)
				Classification of gain (loss) reclassified from AOCI
	2010	2009	2008		2010	2009	2008
Swaps	$(9.3)	$(6.6)	$(35.8)	Interest Expense	$(12.7)	$(20.4)	$(8.7)
				Loss on early extinguishment of interest rate protection agreements and term loan	(24.3)	—	—
FX Forward contracts	(4.9)	(1.8)	—	—	—	—	—
FX embedded derivatives	2.3	(4.6)	—	Cost of products sold	1.8	—	—
Commodity contracts	1.0	4.0	(8.2)	Cost of products sold	0.7	(6.2)	0.3

	$(10.9)	$(9.0)	$(44.0)		$(34.5)	$(26.6)	$(8.4)

(1)
For the years ended December 31, 2010 and 2009, gains (losses) of $1.1 and ($0.2), respectively, were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

        The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

		Amount of gain (loss) recognized in income
	Classification of gain (loss) recognized in income
		2010	2009	2008
FX forward contracts	Other expense, net	$5.0	$5.6	$3.8
FX embedded derivatives(1)	Other expense, net	(23.4)	(13.1)	0.7

		$(18.4)	$(7.5)	$4.5

(1)
Includes $4.6 of losses reclassified from AOCI during the year ended December 31, 2010, resulting from the discontinuance of cash flow hedge accounting, as the forecasted transactions were determined to no longer be probable.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable, and foreign currency forward and forward commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

(14)   Commitments, Contingent Liabilities and Other Matters

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under various leasing programs accounted for as operating leases. The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2011	$43.8
2012	34.5
2013	25.8
2014	21.7
2015	17.2
Thereafter	59.4

Total minimum payments	$202.4

        Total operating lease expense was $54.4 in 2010, $58.0 in 2009 and $51.4 in 2008. Capital leases were not material to any of the periods presented.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $436.2 (including $366.1 for risk management matters) and $308.5 (including $231.8 for risk management matters) at December 31, 2010 and 2009, respectively. Of these amounts, $368.0 and $236.8 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2010 and 2009, respectively, with the remainder included in "Accrued expenses." The consolidated balance sheet at December 31, 2010 includes "Other long-term liabilities" of $110.0 (along with "Other assets" for the same amount) associated with certain insured risk management matters. Prior to December 31, 2010, the asset and liability associated with these matters was not reflected on our consolidated balance sheets as the amounts were not reasonably estimable.

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

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 96 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

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

Risk Management Matters

        We are self-insured for certain of our workers' compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, are based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against loss exposure.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45.1% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. As of December 31, 2009, our share of the aggregate contract value on open consortium arrangements was $440.7 (of which approximately 40.4% had been recognized as revenue) and the aggregate

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

contract value on open consortium arrangements was $1,015.2. At December 31, 2010 and 2009, we recorded liabilities of $3.2 and $5.5, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

U.S. Health Care Reform Legislation

        In the first quarter of 2010, the Patient Protection and Affordable Care Act of 2010 (the "Act") was enacted. As discussed in Note 11, the Act eliminated a portion of the federal income tax deduction available to companies that provide prescription drug benefits to retirees under Medicare Part D. We currently are evaluating other prospective effects of the Act and the related effects on our business.

(15)   Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
Numerator:
Income from continuing operations	$191.6	$49.0	$258.5
Less: Net income (loss) attributable to noncontrolling interests	(2.8)	1.8	6.6

Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$194.4	$47.2	$251.9

Income (loss) from discontinued operations	$11.2	$(32.8)	$14.3
Less: Net income (loss) attributable to noncontrolling interest	—	(17.3)	18.3

Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$11.2	$(15.5)	$(4.0)

Denominator:
Weighted-average number of common shares used in basic earnings per share	49.718	49.363	53.596
Dilutive Securities — Employee stock options, restricted stock and restricted stock units	0.629	0.434	0.763

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	50.347	49.797	54.359

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.405, 0.668 and 0.326 for the years ended December 31, 2010, 2009 and 2008, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.102, 0.222 and 0.281 at December 31, 2010, 2009 and 2008, respectively.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

Accumulated Other Comprehensive Loss

        The components of the balance sheet caption "Accumulated other comprehensive loss" were as follows:

	December 31, 2010	December 31, 2009
Foreign currency translation adjustment	$223.2	$254.6
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.2 and $13.0, respectively	(3.3)	(20.7)
Net unrealized gains on available-for-sale securities,	6.1	—
Pension liability adjustment, net of tax benefit of $266.6 and $268.0, respectively(1)	(418.6)	(447.5)

Accumulated other comprehensive loss	$(192.6)	$(213.6)

(1)
As of December 31, 2010 and 2009, included $3.2 and $6.0, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock and Treasury Stock

        At December 31, 2010, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2007	95.582	(42.790)	52.792
Stock options exercised	0.281	0.770	1.051
Share repurchases	—	(3.375)	(3.375)
Restricted stock and restricted stock units	0.403	—	0.403
Other	0.257	—	0.257

Balance at December 31, 2008	96.523	(45.395)	51.128
Stock options exercised	0.154	—	0.154
Share repurchases	—	(2.625)	(2.625)
Restricted stock and restricted stock units	0.260	0.104	0.364
Other	0.347	—	0.347

Balance at December 31, 2009	97.284	(47.916)	49.368
Stock options exercised	0.238	—	0.238
Restricted stock and restricted stock units	0.278	0.142	0.420
Other	0.268	—	0.268

Balance at December 31, 2010	98.068	(47.774)	50.294

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 5.0 of these shares were available for grant at December 31, 2010. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or restricted stock.

        During the years ended December 31, 2010, 2009 and 2008, we classified excess tax benefits from stock-based compensation of $4.2, $1.7 and $35.3, respectively, as financing cash flows and included such amounts in "Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements" within our consolidated statements of cash flows.

Notes to Consolidated Financial Statements
December 31, 2010
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

        We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan"). Under the Directors' Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.038 of these shares were available for grant at December 31, 2010. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2010, 2009 and 2008. Compensation expense related to restricted stock and restricted stock units totaled $31.1, $27.6 and $41.5 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2010, 2009 and 2008.

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

Notes to Consolidated Financial Statements
December 31, 2010
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

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2007 through December 31, 2010:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-average Grant-Date Fair Value per share
Outstanding at December 31, 2007	1.378	40.49
Granted	0.641	74.62
Vested	(0.703)	38.78
Forfeited	(0.065)	55.93

Outstanding at December 31, 2008	1.251	58.01
Granted	0.667	33.42
Vested	(0.429)	41.75
Forfeited	(0.054)	54.61

Outstanding at December 31, 2009	1.435	51.75
Granted	0.738	48.91
Vested	(0.626)	50.46
Forfeited	(0.031)	47.82

Outstanding at December 31, 2010	1.516	50.97

        As of December 31, 2010, there was $14.0 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

Stock Options

        The following table shows stock option activity from December 31, 2007 through December 31, 2010:

	Shares	Weighted Average Exercise Price
Options outstanding and exercisable at December 31, 2007	2.374	66.80
Exercised	(1.051)	69.26
Terminated	(0.015)	60.29

Options outstanding and exercisable at December 31, 2008	1.308	64.89
Exercised	(0.154)	39.69
Terminated	(0.273)	94.80

Options outstanding and exercisable at December 31, 2009	0.881	59.86
Exercised	(0.238)	48.21
Terminated	(0.008)	90.23

Options outstanding and exercisable at December 31, 2010	0.635	63.82

        The weighted-average remaining term, in years, of options outstanding and exercisable at December 31, 2010 was 1.2. The total number of in-the-money options exercisable on December 31, 2010 was 0.523. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pretax intrinsic value, based on our closing stock price on December 31, 2010, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2010 was

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

$7.2. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $4.1, $2.7 and $52.5, respectively.

Treasury Stock

        In 2009, we repurchased 2.625 shares of our common stock on the open market pursuant to written trading plans under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, for total cash consideration of $113.2. We record common stock repurchases based on the settlement date. The covenants under our senior credit facilities contain certain restrictions on the payment of dividends and the repurchase of our common stock. See Note 12 for discussion of our ability to repurchase shares under our current senior credit facilities.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2010, 2009 and 2008.

(16)   Fair Value

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

  •
  Level 1 — Quoted prices for identical instruments in active markets.

  •
  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  •
  Level 3 — Significant inputs to the valuation model are unobservable.

        The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Derivative Financial Instruments

        Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and commodity contracts, which are valued using valuation models that measure fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

        As of December 31, 2010, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2010, these assets had a fair value of $8.5 million, which are estimated using various valuation models, including the Monte-Carlo simulation model.

        Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

        Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Noncurrent assets — FX embedded derivatives	—	0.9	—
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.7	—
Long-term liabilities — FX embedded derivatives and Swaps	—	38.1	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010, including net unrealized losses included in earnings.

Year Ended December 31, 2010
Balance at beginning of year	$—
Purchases	9.8
Losses included in earnings	(1.3)

Balance at end of year	$8.5

        During 2010, we recorded impairment charges of $7.9 to "Special charges, net" related to assets to be disposed of in connection with certain restructuring initiatives (see Note 6). The fair values of these assets ($4.7) were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2010, we determined that trademarks held by a business within our Thermal Equipment and Services segment were impaired and, thus, we recorded an impairment charge of $1.7 during 2010. The fair value ($30.1) was determined by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (unobservable inputs — Level 3).

        In connection with our annual goodwill impairment testing during the fourth quarter of 2009, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the historical and projected operating results of the reporting unit

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

(unobservable inputs — Level 3). We estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7 in 2009. In addition, in 2009 we recorded an impairment charge of $1.0 related to other intangible assets of Service Solutions. The fair value of these intangibles was determined based on a projection of cash flows for the assets discounted at a rate of return that reflects the relative risk of the cash flows (unobservable input — Level 3).

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2009, we determined that trademarks held by a business within our Thermal Equipment and Services segment were impaired and, thus, we recorded an impairment charge of $6.1 during 2009. The fair value was determined by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (unobservable inputs — Level 3).

        We recorded pre-tax impairment charges of $20.8 during 2009 (to "Gain (loss) on disposition of discontinued operations, net of tax") in order to reduce the carrying value of the net assets of Filtran and PSD (see Note 4) to their estimated fair values. The fair value of the Filtran business was based primarily on the sales price received in October 2009 (i.e., an observable quoted price in an active market, as adjusted for certain other observable inputs — Level 2), while the fair value for PSD was based on indications of interest (unobservable inputs — Level 3). In addition, we recorded impairment charges of $11.1 during 2009 to "Special charges, net" related to assets to be disposed in connection with certain restructuring initiatives. The fair value of these assets ($8.9) was based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at December 31, 2010 for similar debt, was $1,281.6 at December 31, 2010, compared to our carrying value of $1,197.6.

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

(17)   Quarterly Results (Unaudited)

	First(4)(5)		Second(4)(5)		Third(4)(5)		Fourth(5)
	2010	2009	2010	2009	2010	2009	2010	2009
Operating revenues	$1,084.6	$1,158.0	$1,188.8	$1,191.7	$1,288.4	$1,172.6	$1,325.0	$1,323.3
Gross profit(1)	313.2	331.6	353.0	347.6	378.0	354.3	388.6	386.1
Income (loss) from continuing operations(2)	17.9	38.5	69.6	39.2	39.7	50.9	64.4	(79.6)
Income (loss) from discontinued operation, net of tax(2)(3)	3.4	(14.2)	8.4	(6.1)	—	(18.9)	(0.6)	6.4

Net income (loss)	21.3	24.3	78.0	33.1	39.7	32.0	63.8	(73.2)
Less: Net income (loss) attributable to noncontrolling interests	(0.8)	(0.1)	(0.8)	(0.3)	0.3	(14.0)	(1.5)	(1.1)

Net income (loss) attributable to SPX Corporation common shareholders	$22.1	$24.4	$78.8	$33.4	$39.4	$46.0	$65.3	$(72.1)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.37	$0.78	$1.41	$0.81	$0.79	$0.99	$1.32	$(1.62)
Discontinued operations, net of tax	0.08	(0.29)	0.18	(0.13)	—	(0.05)	(0.01)	0.16

Net income (loss)	$0.45	$0.49	$1.59	$0.68	$0.79	$0.94	$1.31	$(1.46)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.37	$0.77	$1.40	$0.80	$0.78	$0.98	$1.30	$(1.62)
Discontinued operations, net of tax	0.07	(0.29)	0.17	(0.12)	—	(0.05)	(0.01)	0.16

Net income (loss)	$0.44	$0.48	$1.57	$0.68	$0.78	$0.93	$1.29	$(1.46)

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
Gross profit for 2009 included charges related to the settlement of two product liability matters of $3.5, $5.5, and $0.5 in the first, second, and third quarters of 2009, respectively.

(2)
The first, second, third and fourth quarters of 2010 included charges of $6.8, $4.4, $8.9 and $16.3, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2009 included charges of $11.9, $23.3, $19.3 and $18.6, respectively, associated with restructuring initiatives. See Note 6 for additional information.

The first, second, third and fourth quarters of 2010 included income (expense) for foreign currency transactions and net changes in fair value of our FX forward contracts and FX embedded derivatives of $(12.9), $(2.5), $(7.3) and $(4.9), respectively, while the related amounts for the four quarters of 2009 were $(12.1), $(2.2), $(7.0), and $0.3, respectively.

The effective income tax rate for the first quarter of 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the enactment of the Patient Protection and Affordable Care Act. In addition, we recorded a domestic charge of $3.8 during the first quarter of 2010 associated with agreed-upon adjustments in connection with the field examination of our 2006 and 2007 federal income tax returns (see below for further discussion of the examination).

During the second quarter of 2010, the IRS completed the field examination of our 2006 and 2007 federal income tax returns and issued a RAR. We disagree with and have protested certain adjustments to the Appeals Office of the IRS. Upon issuance of the RAR, we reduced certain of our valuation allowances and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold resulting in the recognition of income tax benefits of $22.0 and $7.3 to continuing and discontinued operations, respectively.

During the fourth quarter of 2010, we recorded tax benefits of $16.0 related to a reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and settlements of state examinations. In addition, we recorded a domestic charge of $3.6 associated with the repatriation of foreign earnings during the quarter.

During the fourth quarter of 2009, we recorded tax benefits of $4.9 associated with the loss on an investment in a foreign subsidiary. In addition, we recorded tax benefits of $16.5 in the fourth quarter of 2009 related to a reduction in liabilities for

Notes to Consolidated Financial Statements
December 31, 2010
(All dollar and share amounts in millions, except per share data)

  uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions, with $6.4 related to continuing operations and $10.1 to discontinued operations.

  In the fourth quarter of 2009, we recorded $188.7 of charges related to the impairment of goodwill $(187.7) and other intangible assets $(1.0) at our Service Solutions reporting unit. Additionally, we recorded a charge of $6.1 related to the impairment of trademarks at one of our Thermal Equipment and Services businesses. See Note 8 for further discussion.

(3)
During the first quarter of 2009, we recorded an additional impairment charge of $8.5 based on current indications of interest for the Filtran business, with all of the charge recorded to "Gain (loss) on disposition of discontinued operations, net of tax".

During the first quarter of 2010, we completed the sale of PSD for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the quarter. During the second quarter of 2009, we recorded a net charge of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the PSD net assets to their estimated net realizable value.

In the fourth quarter of 2009, we completed the sale of the Filtran business. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge noted above from "Net income (loss) attributable to noncontrolling interest" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in 2009 and the third quarter 2009 quarterly results included herein.

(4)
Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations.

(5)
We establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2010 were April 3, July 3 and October 2, compared to March 28, June 27 and September 26 for 2009, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had six additional days in the first quarter of 2010 and had six fewer days in the fourth quarter of 2010 when compared to the respective 2009 periods.

(18)   Subsequent Event

        On February 16, 2011, we entered into a definitive agreement to acquire all the assets of Teradyne Inc.'s Diagnostic Solutions business ("TDS"), a leading global supplier of diagnostic solutions for transportation OEMs and automotive dealerships. TDS had revenues of approximately $40.0 in 2010. We expect to complete the acquisition during the first half of 2011.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2010 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2010, such internal control is effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2011

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

  Christopher J. Kearney, 55, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation.

  Patrick J. O'Leary, 53, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. He joined SPX in October 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O'Leary is a director of Pulte Homes, Inc.

  Robert B. Foreman, 53, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  Don L. Canterna, 60, was named segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

  David A. Kowalski, 52, was named segment President, Test and Measurement and an officer in August 2005. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Kevin L. Lilly, 58, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  Lee Powell, 52, was named an officer in February 2008. He joined SPX in August 2005 as Segment President, Industrial Products and Services. Prior to joining SPX, he spent nine years with the Invensys PLC appliance controls group.

  Drew Ladau, 50, was named segment president, Thermal Equipment and Services in June 2006. He originally joined SPX in 1996, and served as Vice President, Business Development until 2000. After leaving SPX in 2000, he rejoined the company in 2003 to serve as division President of Vance International. Prior to first joining SPX, Mr. Ladau held various positions with GE, Tenneco and Black & Decker.

  Jeremy W. Smeltser, 36, is Vice President, and Chief Financial Officer, Flow Technology. Previously he served in various roles for SPX, most recently, as Vice President, Finance. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Michael Whitted, 39, is Vice President, Business Development for SPX Corporation. He is responsible for identifying, analyzing, and consummating opportunities for profitable growth through expansion of existing SPX businesses, and external opportunities, including mergers, acquisitions, joint ventures, and strategic partnerships. He is also responsible for SPX's divestiture activities. He joined SPX Corporation in June 2001. Prior to joining SPX Corporation, Mr. Whitted was a Vice President at Bear Stearns. While at Bear Stearns, Mr. Whitted worked with industrial and technology clients, but was primarily focused on the consumer products industry. Prior to joining Bear Stearns, Mr. Whitted held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

(c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

(e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 47 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 47 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2011.

SPX CORPORATION (Registrant)
By	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President and Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of February, 2011.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director
/s/ MARTHA B. WYRSCH Martha B. Wyrsch Director	/s/ TERRY S. LISENBY Terry S. Lisenby Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective November 17, 2008, incorporated herein by reference from our Current Report on Form 8-K filed on November 19, 2008 (file no. 1-6948).
4.1	—
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
*10.1	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.2	—
Amended and Restated Deferred Compensation Plan of United Dominion Industries, Inc., effective as of May 24, 2001, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.3	—	SPX Corporation 2002 Stock Compensation Plan, as amended and restated, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
*10.4	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.5	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.6	—
Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).
*10.7	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.8	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).

Item No.		Description
*10.9	—	2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.10	—
Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).
10.11	—
Credit Agreement, dated as of September 21, 2007, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010.
*10.12	—	Form of Restricted Stock Agreement under the 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.13	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 1-6948).
*10.14	—	SPX Corporation 2008 Executive Bonus Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (file no. 1-6948).
*10.15	—
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
*10.17	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.18	—
SPX Corporation 1997 Non-Employee Director's Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.19	—
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
*10.24	—
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

Item No.		Description
*10.26	—	Amended and restated Employment Agreement between SPX Corporation and Lee S. Powell, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.27	—
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
SPX Corporation Supplemental Retirement Plan for Top Management, as Amended and Restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.35	—
SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.36	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.37	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.38	—	Employment Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.39	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.40	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.41	—
Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.42	—	Change of Control Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.43	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).

Item No.		Description
*10.44	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
*10.45	—
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
*10.46	—
Indenture, dated as of August 16, 2010 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).
*10.47	—
Registration Rights Agreement, dated as of August 16, 2010, among SPX Corporation, the Guarantors, and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).
*10.48	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan.
*10.49	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan.
*10.50	—	Amendment to the 1997 Non-Employee Directors' Compensation Plan.
*10.51	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan.
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 49 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP
101.1	—
SPX Corporation Financial information from its Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL, including: (i) Consolidated Statements of Operation for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheets at December 31, 2009 and 2008; (iii) Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Denotes management contract or compensatory plan or arrangement.