Form 10-Q
period 2011-04-02
SPX CORP
filed 2011-05-04
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Common shares outstanding May 2, 2011 50,999,507

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 2,	April 3,
	2011	2010
Revenues	$1,199.0	$1,084.6
Costs and expenses:
Cost of products sold	849.7	771.4
Selling, general and administrative	287.6	248.3
Intangible amortization	7.2	6.2
Special charges, net	3.1	6.8
Operating income	51.4	51.9

Other income (expense), net	2.7	(12.1)
Interest expense	(24.0)	(20.5)
Interest income	1.3	1.6
Equity earnings in joint ventures	8.8	8.7
Income from continuing operations before income taxes	40.2	29.6

Income tax provision	(13.5)	(11.7)
Income from continuing operations	26.7	17.9

Loss from discontinued operations, net of tax	—	(0.2)
Gain (loss) on disposition of discontinued operations, net of tax	(1.9)	3.6
Income (loss) from discontinued operations, net of tax	(1.9)	3.4

Net income	24.8	21.3
Less: Net income (loss) attributable to noncontrolling interests	1.7	(0.8)
Net income attributable to SPX Corporation common shareholders	$23.1	$22.1

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$25.0	$18.7
Income (loss) from discontinued operations, net of tax	(1.9)	3.4
Net income	$23.1	$22.1

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.50	$0.38
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.04)	0.07
Net income per share attributable to SPX Corporation common shareholders	$0.46	$0.45

Weighted-average number of common shares outstanding — basic	50.264	49.530

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.49	$0.37
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.04)	0.07
Net income per share attributable to SPX Corporation common shareholders	$0.45	$0.44

Weighted-average number of common shares outstanding — diluted	50.940	49.921

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$372.0	$455.4
Accounts receivable, net	1,198.4	1,164.8
Inventories	614.9	564.3
Other current assets	181.1	176.1
Deferred income taxes	72.6	67.9
Total current assets	2,439.0	2,428.5
Property, plant and equipment:
Land	39.9	40.8
Buildings and leasehold improvements	271.2	264.1
Machinery and equipment	788.3	767.1
	1,099.4	1,072.0
Accumulated depreciation	(546.8)	(526.8)
Property, plant and equipment, net	552.6	545.2
Goodwill	1,690.3	1,634.6
Intangibles, net	748.4	719.5
Other assets	673.2	665.5
TOTAL ASSETS	$6,103.5	$5,993.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$560.9	$538.8
Accrued expenses	1,015.2	1,080.1
Income taxes payable	16.3	16.3
Short-term debt	88.2	36.3
Current maturities of long-term debt	22.7	50.8
Total current liabilities	1,703.3	1,722.3

Long-term debt	1,111.0	1,110.5
Deferred and other income taxes	89.5	86.9
Other long-term liabilities	976.8	969.6
Total long-term liabilities	2,177.3	2,167.0

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (98,614,016 and 50,985,674 issued and outstanding at April 2, 2011, respectively, and 98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively)	991.0	986.7
Paid-in capital	1,471.4	1,461.1
Retained earnings	2,369.0	2,358.6
Accumulated other comprehensive loss	(103.5)	(192.6)
Common stock in treasury (47,628,342 and 47,774,155 shares at April 2, 2011 and December 31, 2010, respectively)	(2,510.4)	(2,516.1)
Total SPX Corporation shareholders’ equity	2,217.5	2,097.7
Noncontrolling interests	5.4	6.3
Total equity	2,222.9	2,104.0
TOTAL LIABILITIES AND EQUITY	$6,103.5	$5,993.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 2,	April 3,
	2011	2010
Cash flows used in operating activities:
Net income	$24.8	$21.3
Less: Income (loss) from discontinued operations, net of tax	(1.9)	3.4
Income from continuing operations	26.7	17.9
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	3.1	6.8
Deferred and other income taxes	4.0	9.3
Depreciation and amortization	28.5	27.8
Pension and other employee benefits	15.0	17.4
Stock-based compensation	19.7	11.9
Other, net	(0.6)	10.9
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(26.3)	(49.3)
Inventories	(27.9)	(1.9)
Accounts payable, accrued expenses, and other	(68.1)	(65.3)
Cash spending on restructuring actions	(9.5)	(10.7)
Net cash used in continuing operations	(35.4)	(25.2)
Net cash used in discontinued operations	(0.8)	(1.5)
Net cash used in operating activities	(36.2)	(26.7)
Cash flows used in investing activities:
Proceeds from assets sales and other	—	0.3
Increase in restricted cash	(1.8)	(5.8)
Business acquisitions, net of cash acquired	(46.5)	(26.8)
Capital expenditures	(16.4)	(11.8)
Net cash used in continuing operations	(64.7)	(44.1)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $6.7 for the three months ended April 3, 2010)	—	6.7
Net cash used in investing activities	(64.7)	(37.4)
Cash flows from financing activities:
Borrowings under senior credit facilities	95.0	102.0
Repayments under senior credit facilities	(95.0)	(78.3)
Repayments under senior notes	(28.2)	—
Borrowings under trade receivables agreement	72.0	10.0
Repayments under trade receivables agreement	(21.0)	(3.0)
Net borrowings (repayments) under other financing arrangements	0.6	(0.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.5)	(8.0)
Financing fees paid	—	(1.0)
Dividends paid (includes noncontrolling interest distributions for the three months ended April 2, 2011 of $2.9)	(15.5)	(12.4)
Net cash from continuing operations	4.4	9.2
Net cash from discontinued operations	—	—
Net cash from financing activities	4.4	9.2
Change in cash and equivalents due to changes in foreign currency exchange rates	13.1	(3.9)
Net change in cash and equivalents	(83.4)	(58.8)
Consolidated cash and equivalents, beginning of period	455.4	522.9
Consolidated cash and equivalents, end of period	$372.0	$464.1

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All our VIEs are considered immaterial, individually and in the aggregate, to our condensed consolidated financial statements.

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $119.0 and $8.5 and $111.9 and $8.3 for the three months ended April 2, 2011 and April 3, 2010, respectively.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. Interim results are not necessarily indicative of expected results for a full year. We have reclassified certain prior year amounts related to discontinued operations to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2011 are April 2, July 2 and October 1, compared to April 3, July 3 and October 2 for 2010, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2011 and will have one more day in the fourth quarter of 2011 than in the respective 2010 periods.

(2)           NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term “selling price” replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Accounting Standards Codification (“Codification”). That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance to modify the goodwill impairment test by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate that the goodwill is more likely than not impaired. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which require that goodwill of a reporting unit be tested for impairment between interim or annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for the first reporting period beginning after December 15, 2010. We adopted the guidance on January 1, 2011 with no material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance to clarify that if a public entity presents comparative financial statements for business combinations that are material on an individual or aggregate basis, the entity should disclose revenues and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring, adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance on January 1, 2011 with no material impact on our consolidated financial statements; however, the guidance will have an impact on our consolidated financial statements for material acquisitions consummated after January 1, 2011.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In March 2011, in the Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne Inc.’s Diagnostic Solutions business (“DS”), a leading global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $39.1. DS had revenues of approximately $42.0 in the twelve months prior to the date of acquisition.

In March 2011, in the Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd (“Murdoch”), a leading engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $7.4. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

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

The pro forma effects of these acquisitions were not material, individually or in the aggregate, to our results of operations.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information available at the acquisition date and on current assumptions as to future operations, and are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations and any working capital settlements.

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

Business	Quarter Discontinued	Quarter of Sale
Cooling Spain Packaging business (“Cooling Spain”)	Q4 2010	Q4 2010
P.S.D., Inc. (“PSD”)	Q2 2009	Q1 2010

Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during the fourth quarter of 2010. During the first quarter of 2011, we recorded a net charge of $0.1 to “Gain (loss) on disposition of discontinued operations, net of taxes” within our condensed consolidated statements of operations in connection with adjustments to certain liabilities that we retained.

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter of 2010.

In addition to the businesses discussed above, we recognized a net loss of $1.8 during the first quarter of 2011 resulting from adjustments to gains/(losses) on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2008 through 2010.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2011 and 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	April 2,	April 3,
	2011	2010
Income (loss) from discontinued operations	$(2.1)	$2.0
Income tax benefit	0.2	1.4
Income (loss) from discontinued operations, net	$(1.9)	$3.4

For the first three months of 2011 and 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	April 2,	April 3,
	2011	2010
Revenues	$—	$2.9
Pre-tax loss	—	(0.2)

There were no assets or liabilities attributable to discontinued operations at April 2, 2011 and December 31, 2010.

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

Flow Technology

Our Flow Technology segment designs, manufactures and markets products and solutions that are used to process, blend, filter, dry, meter and transport fluids with a focus on creating innovative new products and systems, as well as providing comprehensive aftermarket support services. Primary offerings include engineered pumps, mixers, process systems, heat exchangers, valves, and dehydration and drying technologies. The segment continues to focus on optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our business segments, including the results of acquisitions from the respective dates of acquisition, were as follows:

	Three months ended
	April 2,	April 3,
	2011	2010
Revenues (1):
Flow Technology	$455.9	$354.0
Test and Measurement	248.9	204.4
Thermal Equipment and Services	325.3	352.4
Industrial Products and Services	168.9	173.8
Total revenues	$1,199.0	$1,084.6

Segment income:
Flow Technology	$56.4	$41.3
Test and Measurement	19.6	13.4
Thermal Equipment and Services	21.3	31.7
Industrial Products and Services	17.2	20.1
Total segment income	114.5	106.5

Corporate expense	(31.1)	(22.7)
Pension and postretirement expense	(9.2)	(13.2)
Stock-based compensation expense	(19.7)	(11.9)
Special charges, net	(3.1)	(6.8)

Consolidated operating income	$51.4	$51.9

(1)           Under the percentage of completion method, we recognized revenues of $287.6 and $302.2 in the first quarter of 2011 and 2010, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $237.5 and $228.1 as of April 2, 2011 and December 31, 2010, respectively. The April 2, 2011 balance includes $235.7 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2010 balance includes $226.3 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $337.5 and $373.9 as of April 2, 2011 and December 31, 2010, respectively. The April 2, 2011 balance includes $330.0 reported as a component of “Accrued expenses” and $7.5 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2010 balance includes $364.5 reported as a component of “Accrued expenses” and $9.4 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)           SPECIAL CHARGES

Special charges, net, for the three months ended April 2, 2011 and April 3, 2010 are summarized and described in more detail below:

	Three months ended
	April 2,	April 3,
	2011	2010
Flow Technology	$1.6	$2.7
Test and Measurement	0.7	2.8
Thermal Equipment and Services	0.8	1.2
Industrial Products and Services	—	—
Corporate	—	0.1
Total	$3.1	$6.8

Flow Technology segment — Charges for the three months ended April 2, 2011 related primarily to costs associated with the integration of Anhydro and Gerstenberg and with restructuring activities initiated in 2010. The charges for the three months ended April 3, 2010 related primarily to additional costs associated with restructuring activities initiated in 2009 and an impairment charge of $1.0 associated with an idle facility in Lake Mills, WI.

Test and Measurement segment — Charges for the three months ended April 2, 2011 and April 3, 2010 related primarily to costs associated with headcount reductions and consolidation activities for a number of domestic and foreign facilities.

Thermal Equipment and Services segment — Charges for the three months ended April 2, 2011 related primarily to lease exit costs associated with two facilities in Germany. The charges for the three months ended April 3, 2010 related primarily to costs associated with headcount reductions at a facility in Wuxi, China and asset impairment charges of $1.0.

Corporate — Charges for the three months ended April 3, 2010 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the three months ended April 2, 2011 and April 3, 2010:

	Three months ended
	April 2,	April 3,
	2011	2010
Beginning balance	$20.7	$26.0
Special charges (1)	3.1	4.8
Utilization — cash	(9.5)	(10.7)
Currency translation adjustment and other	0.8	(0.5)
Ending balance	$15.1	$19.6

(1)           The three months ended April 3, 2010 excludes $2.0 of non-cash special charges that impact special charges but not the restructuring and integration related liabilities.

(6)           INVENTORIES

Inventories comprised the following amounts:

	April 2, 2011	December 31, 2010
Finished goods	$213.5	$190.3
Work in process	138.7	113.9
Raw material and purchased parts	295.1	292.5
Total FIFO cost	647.3	596.7
Excess of FIFO cost over LIFO inventory value	(32.4)	(32.4)
Total inventories	$614.9	$564.3

Inventories include material, labor, and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 25% and 29% of the total inventory at April 2, 2011 and December 31, 2010, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $5.9 at April 2, 2011 and December 31, 2010.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2010	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	April 2, 2011
Flow Technology
Gross Goodwill	$702.7	$0.3	$—	$25.0	$728.0
Accumulated Impairments	—	—	—	—	—
Goodwill	702.7	0.3	—	25.0	728.0

Test & Measurement
Gross Goodwill	434.5	18.1	—	8.2	460.8
Accumulated Impairments	(257.0)	—	—	(5.4)	(262.4)
Goodwill	177.5	18.1	—	2.8	198.4

Thermal Equipment and Services
Gross Goodwill	602.6	—	—	11.0	613.6
Accumulated Impairments	(114.1)	—	—	—	(114.1)
Goodwill	488.5	—	—	11.0	499.5

Industrial Products and Services
Gross Goodwill	351.8	—	—	(1.5)	350.3
Accumulated Impairments	(85.9)	—	—	—	(85.9)
Goodwill	265.9	—	—	(1.5)	264.4

Total
Gross Goodwill	2,091.6	18.4	—	42.7	2,152.7
Accumulated Impairments	(457.0)	—	—	(5.4)	(462.4)
Goodwill	$1,634.6	$18.4	$—	$37.3	$1,690.3

(1)           Includes adjustments resulting from recent acquisitions of ($0.1) and foreign currency translation adjustments totaling $37.4.

Other Intangibles

Identifiable intangible assets comprised the following:

	April 2, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$19.3	$(16.8)	$2.5	$24.6	$(21.6)	$3.0
Technology	120.9	(26.4)	94.5	116.7	(23.3)	93.4
Customer relationships	266.5	(57.3)	209.2	239.7	(51.6)	188.1
Other	34.8	(14.7)	20.1	35.4	(13.5)	21.9
	441.5	(115.2)	326.3	416.4	(110.0)	306.4
Trademarks with indefinite lives	422.1	—	422.1	413.1	—	413.1
Total	$863.6	$(115.2)	$748.4	$829.5	$(110.0)	$719.5

Estimated annual amortization expense related to these intangible assets is $30.7 in 2011, $29.2 in 2012, $27.6 in 2013, $26.8 in 2014 and $26.2 in 2015.

At April 2, 2011, the net carrying value of intangible assets with determinable lives consisted of $174.1 in the Flow Technology segment, $77.5 in the Test and Measurement segment, $62.6 in the Thermal Equipment and Services segment, and $12.1 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $213.8 in the Flow Technology segment, $54.8 in the Test and Measurement segment, $138.5 in the Thermal Equipment and Services segment, and $15.0 in the Industrial Products and Services segment.

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

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first three months of 2011 and 2010:

	Three months ended
	April 2,	April 3,
	2011	2010
Balance at beginning of period	$55.8	$56.7
Acquisitions	0.8	0.1
Provisions	3.9	6.6
Usage	(4.5)	(7.9)
Balance at end of period	56.0	55.5
Less: Current portion of warranty	45.7	43.4
Non-current portion of warranty	$10.3	$12.1

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended
	April 2,	April 3,
	2011	2010
Service cost	$2.6	$2.4
Interest cost	14.5	15.3
Expected return on plan assets	(16.5)	(17.1)
Amortization of unrecognized losses	5.8	9.3
Amortization of unrecognized prior service credits	(0.2)	(0.2)
Total net periodic benefit expense	6.2	9.7
Less: Net periodic benefit expense of discontinued operations	—	—
Net periodic benefit expense of continuing operations	$6.2	$9.7

Foreign Pension Plans

	Three months ended
	April 2,	April 3,
	2011	2010
Service cost	$0.6	$0.6
Interest cost	3.6	3.5
Expected return on plan assets	(4.1)	(3.6)
Amortization of unrecognized losses	0.2	0.4
Total net periodic benefit expense	0.3	0.9
Less: Net periodic benefit expense of discontinued operations	—	—
Net periodic benefit expense of continuing operations	$0.3	$0.9

Postretirement Plans

	Three months ended
	April 2,	April 3,
	2011	2010
Service cost	$0.1	$0.1
Interest cost	1.8	2.0
Amortization of unrecognized losses	1.2	0.9
Amortization of unrecognized prior service credits	(0.4)	(0.4)
Net periodic postretirement benefit expense of continuing operations	$2.7	$2.6

During the first three months of 2011, we made contributions of approximately $6.7 to our foreign and qualified domestic pension plans, of which $0.6 related to businesses classified as discontinued operations.

An increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in 2011 we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction to pension expense of approximately $5.0 during the first quarter of 2011.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended April 2, 2011:

	December 31, 2010	Borrowings	Repayments	Other (5)	April 2, 2011
Domestic revolving loan facility	$—	$95.0	$(95.0)	$—	$—
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (1)	28.2	—	(28.2)	—	—
6.25% senior notes (2)	21.3	—	—	—	21.3
Trade receivables financing arrangement (3)	—	72.0	(21.0)	—	51.0
Other indebtedness (4)	48.1	0.8	(0.2)	0.9	49.6
Total debt	1,197.6	$167.8	$(144.4)	$0.9	1,221.9
Less: short-term debt	36.3				88.2
Less: current maturities of long-term debt	50.8				22.7
Total long-term debt	$1,110.5				$1,111.0

(1)                      These notes were redeemed in full in January 2011.

(2)                      The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheets as of April 2, 2011 and December 31, 2010.

(3)                      Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(4)                      Includes balances under a purchase card program of $36.9 and $36.1 at April 2, 2011 and December 31, 2010, respectively.

(5)                      “Other” includes foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate amount of $1,550.0 consisting of the following:

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.15% for the three months ended April 2, 2011.

At April 2, 2011, we had $91.3 and $768.7 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $2.9 of letters of credit outstanding under separate arrangements in China and South Africa.

At April 2, 2011, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. In addition, we were in compliance with all covenant provisions of our senior notes as of April 2, 2011.

(11)                          DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

Prior to the August 2010 repayment of our variable rate term loan, we maintained interest rate protection agreements (“Swaps”) to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of the borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan, we terminated all our Swaps.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive loss (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $193.7 and $199.5 outstanding as of April 2, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $185.2 and $200.9 at April 2, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX embedded derivatives and FX forward contracts was $4.1 as of April 2, 2011 and December 31, 2010. We anticipate reclassifying approximately $1.0 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At April 2, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 1.6 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 2, 2011 and December 31, 2010, the fair values of these contracts were $0.3 and $1.0, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.4 and $0.8 as of April 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	April 2, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$0.3	Other current assets	$1.0
FX forward contracts	Other current assets	0.1	—	—
		$0.4		$1.0

FX forward contracts	Accrued expenses	$(2.0)	Accrued expenses	$(2.9)
		$(2.0)		$(2.9)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$3.4	Other current assets	$0.5
FX embedded derivatives	Other current assets	1.2	Other current assets	2.6
		$4.6		$3.1

FX forward contracts	Accrued expenses	$(0.7)	Accrued expenses	$(1.4)
FX embedded derivatives	Accrued expenses	(4.7)	Accrued expenses	(1.8)
FX embedded derivatives	Other long-term liabilities	(26.5)	Other long-term liabilities	(33.2)
		$(31.9)		$(36.4)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended April 2, 2011 and April 3, 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2011	2010	reclassified from AOCI	2011	2010
Swaps	$—	$(4.2)	Interest expense	$—	$(5.6)
FX forward contracts	(0.5)	(2.1)	Cost of products sold	(0.6)	—
FX embedded derivatives	—	1.8	Cost of products sold	—	0.2
Commodity contracts	(0.2)	0.2	Cost of products sold	0.4	0.3
	$(0.7)	$(4.3)		$(0.2)	$(5.1)

(1)          During the three months ended April 2, 2011 and April 3, 2010, losses of $0.1 and gains of $0.1, respectively, were recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended April 2, 2011 and April 3, 2010:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2011	2010
FX forward contracts	Other income (expense), net	$0.7	$(0.3)
FX embedded derivatives (1)	Other income (expense), net	1.2	(12.1)
		$1.9	$(12.4)

(1)          Includes $4.6 of losses reclassified from AOCI during the three months ended April 3, 2010, resulting from the discontinuance of cash flow hedge accounting, as the forecasted transactions were determined to no longer be probable.

(12)       EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 2,	April 3,
	2011	2010
Weighted-average shares outstanding used in basic income per share	50.264	49.530
Dilutive securities — employee stock options, restricted stock and restricted stock units	0.676	0.391
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.940	49.921

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.112 and 0.443 for the three months ended April 2, 2011 and April 3, 2010, respectively. For the three months ended April 2, 2011, no unvested restricted stock units were excluded from the computation of diluted income per share, compared to 0.104 for the three months ended April 3, 2010, because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 20.0 shares of our common stock may be granted to key employees and 4.548 of these shares were available for grant at April 2, 2011. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock.

During the three months ended April 2, 2011 and April 3, 2010, we classified excess tax benefits from stock-based compensation of $6.2 and $2.6, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over three years. Market (“company performance”) thresholds have been instituted for vesting of substantially all restricted stock and restricted stock unit awards. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”). Under the Directors’ Plan, up to 0.100 shares of our common stock may be granted to non-employee directors and 0.027 of these shares were available for grant at April 2, 2011. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options, generally vest ratably over three years, which vesting may be subject to performance criteria, and expire no later than 10 years from the date of grant. The option price per share may be no less than the fair market value of our common stock at the close of business day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004.

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense related to restricted stock and restricted stock units totaled $19.7 and $11.9 for the three months ended April 2, 2011 and April 3, 2010, respectively.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units as they contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on March 1, 2011 and March 1, 2010:

	Annual expected stock price volatility	Annual expected dividend yield	Risk-free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
March 1, 2011:
SPX Corporation	61.0%	1.27%	1.03%	0.7559
S&P 500 Composite Index	30.3%	n/a	1.03%
March 1, 2010:
SPX Corporation	62.0%	1.64%	1.20%	0.7250
S&P 500 Composite Index	30.8%	n/a	1.20%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2010 through April 2, 2011:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	1.516	$50.97
Granted	0.790	62.84
Vested	(0.633)	51.46
Forfeited	(0.197)	72.93
Outstanding at April 2, 2011	1.476	54.19

As of April 2, 2011, there was $43.1 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.

The following table shows stock option activity from December 31, 2010 through April 2, 2011:

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2010	0.635	$63.82
Exercised	(0.107)	64.51
Forfeited	(0.003)	48.44
Options outstanding and exercisable at April 2, 2011	0.525	63.77

The weighted-average remaining term, in years, of stock options outstanding and exercisable at April 2, 2011 was 1.0. The total number of in-the-money options exercisable on April 2, 2011 was 0.413. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on April 2, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at April 2, 2011 was $9.7. The aggregate intrinsic value of options exercised during the first three months of 2011 was $1.8, while the related amount for the first three months of 2010 was $0.4.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	April 2, 2011	December 31, 2010
Foreign currency translation adjustment	$312.7	$223.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.3 and $2.2, respectively	(3.7)	(3.3)
Net unrealized gains on available-for-sale securities	3.7	6.1
Pension liability adjustment, net of tax benefit of $264.6 and $266.6, respectively (1)	(416.2)	(418.6)
Accumulated other comprehensive loss	$(103.5)	$(192.6)

(1)                                  As of April 2, 2011 and December 31, 2010, includes $3.1 and $3.2, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the three months ended April 2, 2011, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the three months ended April 3, 2010, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.0 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during the first quarters of 2011 and 2010 were $0.25 per share and totaled $12.7 and $12.5, respectively. First quarter dividends were paid on April 5, 2011 and April 6, 2010.

Changes in Equity

A summary of the changes in equity for the three months ended April 2, 2011 and April 3, 2010 is provided below:

	April 2, 2011			April 3, 2010
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity

Equity, beginning of period	$2,097.7	$6.3	$2,104.0	$1,870.8	$10.7	$1,881.5
Net income (loss)	23.1	1.7	24.8	22.1	(0.8)	21.3
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit (provision) of $0.1 and ($1.8), respectively	(0.4)	—	(0.4)	3.6	—	3.6
Net unrealized loss on available-for-sale securities	(2.4)	—	(2.4)	—	—	—
Pension liability adjustment, net of tax benefit (provision) of ($2.0) and $5.4, respectively	2.4	—	2.4	16.7	—	16.7
Foreign currency translation adjustments	89.5	0.4	89.9	(61.2)	0.2	(61.0)
Total comprehensive income (loss)	112.2	2.1	114.3	(18.8)	(0.6)	(19.4)
Dividends declared	(12.7)	—	(12.7)	(12.5)	—	(12.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $5.6 and $1.6, respectively	17.2	—	17.2	7.1	—	7.1
Amortization of restricted stock and stock unit grants	19.7	—	19.7	11.9	—	11.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	(16.6)	—	(16.6)	(11.8)	—	(11.8)
Dividends attributable to noncontrolling interest	—	(4.1)	(4.1)	—	—	—
Other changes in noncontrolling interest	—	1.1	1.1	—	0.2	0.2
Equity, end of period	$2,217.5	$5.4	$2,222.9	$1,846.7	$10.3	$1,857.0

(13)                      CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims, of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $431.9 (including $367.3 for risk management matters) and $436.2 (including $366.1 for risk management matters) at April 2, 2011 and December 31, 2010, respectively. Of these amounts, $362.0 and $368.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 2, 2011 and December 31, 2010, respectively, with the remainder included in “Accrued expenses.”

We had insurance recovery assets related to risk management matters of $319.9 and $320.0 at April 2, 2011 and December 31, 2010, respectively, included in “Other assets” within our condensed consolidated balance sheets.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 93 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, and only 10 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial.

We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated. Due to the uncertainties previously described, we are unable to reasonably estimate the amount of possible additional losses associated with the resolution of these matters beyond what has been recorded.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of April 2, 2011, our share of the aggregate contract value on open consortium arrangements was $412.3 (of which approximately 48.4% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,022.2. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45.1% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. At April 2, 2011 and December 31, 2010, we recorded liabilities of $3.4 and $3.2, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

U.S. Health Care Reform Legislation

In the first quarter of 2010, the Patient Protection and Affordable Care Act of 2010 (the “PPAC Act”) was enacted. As discussed in Note 14, the PPAC Act eliminated a portion of the federal income tax deduction available to companies that provide prescription drug benefits to retirees under Medicare Part D. We currently are evaluating other prospective effects of the PPAC Act and the related effects on our business.

(14)                      INCOME TAXES

Unrecognized Tax Benefits

As of April 2, 2011, we had gross unrecognized tax benefits of $98.0 (net unrecognized tax benefits of $79.5), of which $77.5, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 2, 2011, gross accrued interest excluded from the amounts above totaled $16.1 (net accrued interest of $11.8). There were no significant penalties recorded during the three months ended April 2, 2011 or April 3, 2010.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $30.0 to $35.0. The previously unrecognized tax benefits relate to a variety of tax issues including the ability to claim certain foreign tax credits, deductibility of interest expense in certain jurisdictions, and tax matters relating to prior acquisitions or dispositions.

Uncertain Tax Positions

We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

The effective income tax rate for the three months ended April 3, 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the PPAC Act. This charge was offset partially by net discrete tax benefits of $5.4 associated with the resolution of certain domestic and foreign tax positions.

The IRS currently is performing an audit of our 2008 and 2009 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. We do not expect to conclude this examination within the next twelve months.

During 2010, the IRS completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent’s report. We disagreed with and have protested certain adjustments to the Appeals Office of the IRS. While the resolution of these adjustments may result in tax liabilities that may differ from the accruals established, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. It is reasonably possible that these matters will be resolved within the next twelve months.

State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include: Canada for the 2000 to 2006 tax returns, Germany for the 2002 to 2009 tax returns, and United Kingdom for the 2008 tax return. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

As of April 2, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At April 2, 2011 and December 31, 2010, these assets had a fair value of $8.2 and $8.5, respectively, which were estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of April 2, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$5.0	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	10.4	—	8.2
Current liabilities — FX forward contracts and FX embedded derivatives	—	7.4	—
Long-term liabilities — FX embedded derivatives	—	26.5	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 2, 2011, including net unrealized losses included in earnings.

Three months ended April 2, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(0.3)
Balance at end of year	$8.2

During the three months ended April 3, 2010, we recorded impairment charges of $2.0 to “Special charges, net” related to idle facilities and certain machinery and equipment (See Note 5). The fair values of these assets totaled $2.9 at April 3, 2010 and were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs - Level 3).

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at April 2, 2011 for similar debt, was $1,315.5 at April 2, 2011, compared to our carrying value of $1,221.9.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the first quarter of 2011, we continued to see signs of improvement in our operating results as two of our segments, Flow Technology and Test and Measurement, experienced double-digit, year-over-year increases in organic revenues and increases in profitability of 36.6% and 46.3%, respectively. Our Thermal Equipment and Services and Industrial Products and Services segments had year-over-year declines in organic revenues and profitability, primarily as a result of volume declines in China and shipment timing and lower pricing on power transformers, respectively. On a consolidated basis, organic revenues increased 5.8% during the first quarter of 2011 (as compared to the first quarter of 2010), while segment income increased $8.0, or 7.5%.

During the remainder of 2011, we expect growth trends for our Flow Technology and Test and Measurement segments generally to continue, while we expect more favorable revenue trends within our Thermal Equipment and Services and Industrial Products and Services segments.

Similar to prior years, we had negative operating cash flows during the first quarter of 2011 (first quarter 2011 — ($35.4) vs. first quarter 2010 — ($25.2)), primarily as a result of investments in working capital in anticipation of volume increases during the remainder of the year.

Other matters of note, including items that impacted our first quarter 2011 financial performance, were as follows:

•      Acquisitions:

•      In the Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd (“Murdoch”), a leading engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $7.4.

•      In the Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne, Inc.’s Diagnostic Solutions business (“DS”), a leading global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $39.1.

•      During the first quarter of 2011, we recorded an insurance recovery of $6.3, within our Industrial Products and Services segment, related to a product liability matter that was settled in 2007.

•      For one of our domestic pension plans, we began amortizing (in the first quarter of 2011) the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants, as almost all of the plan participants have become inactive. This change resulted in reduced pension expense of approximately $5.0 in the first quarter.

•      In the first quarter of 2011, we redeemed our outstanding 7.50% senior notes, resulting in a principal payment of $28.2.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2011 are April 2, July 2 and October 1, compared to April 3, July 3 and October 2 for 2010, respectively. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2011 and will have one more day in the fourth quarter of 2011 than in the respective 2010 periods.

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

The following table provides selected financial information for the three months ended April 2, 2011 and April 3, 2010, respectively, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	April 2, 2011	April 3, 2010	% Change
Revenues	$1,199.0	$1,084.6	10.5
Gross profit	349.3	313.2	11.5
% of revenues	29.1%	28.9%
Selling, general and administrative expense	287.6	248.3	15.8
% of revenues	24.0%	22.9%
Intangible amortization	7.2	6.2	16.1
Special charges, net	3.1	6.8	(54.4)
Interest expense, net	(22.7)	(18.9)	20.1
Other income (expense), net	2.7	(12.1)		*
Equity earnings in joint ventures	8.8	8.7	1.1
Income from continuing operations before income taxes	40.2	29.6	35.8
Income tax provision	(13.5)	(11.7)	15.4
Income from continuing operations	26.7	17.9	49.2

Components of consolidated revenue growth:
Organic growth			5.8
Foreign currency			2.1
Acquisitions			2.6
Net revenue growth			10.5

*      Not meaningful for comparison purposes.

Revenues — For the three months ended April 2, 2011, the increase in revenues compared to the respective 2010 period was due to organic revenue growth, incremental revenues of $32.2 associated with the acquisitions of the Anhydro business (“Anhydro”), Gerstenberg Schröder A/S (“Gerstenberg”), and Torque Tension Systems Ltd. (“TTS”) in 2010, and the impact of the weaker U.S. dollar against most foreign currencies (e.g., the Euro and British Pound). The organic revenue growth was attributable primarily to additional sales into the power and energy, oil and gas, general industrial, and food and beverage end markets of our Flow Technology segment, as well as increased demand from the automotive OEM customers within our Test and Measurement segment. These increases in organic revenue were offset partially by organic declines within our Thermal Equipment and Services segment, associated primarily with volume declines of dry cooling products in China, and our Industrial Products and Services segment, related primarily to the timing of power transformer shipments and lower pricing on power transformers. The incremental revenues to the first quarter of 2011 associated with the Murdoch and DS acquisitions were less than $1.0.

Gross Profit — The increase in gross profit for the three months ended April 2, 2011, compared to the respective 2010 period, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues was impacted favorably by an insurance recovery of $6.3 related to a product liability matter that was settled in 2007 and improved fixed cost absorption associated with the organic revenue noted above. These increases were offset partially by unfavorable project mix within the Thermal Equipment and Services segment and lower pricing on power transformers.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended April 2, 2011, the increase in SG&A expense was due primarily to the following:

•      Incremental SG&A associated with the Anhydro, Gerstenberg and TTS acquisitions of $9.1;

•      Additional SG&A resulting from the organic revenue growth during the quarter;

•      An increase of $7.8 in stock compensation expense, primarily attributable to (i) a higher fair value for the 2011 stock compensation awards resulting from an increase in our share price and (ii) an increase in the number of awards granted in 2011, primarily to participants that already have met the service requirements under the plan (i.e., age 55 and five years of service);

•      Higher corporate expense as a result of increases in deferred compensation of $3.5 associated with current period earnings on participant account balances, additional incentive compensation resulting from an expected increase in consolidated profitability during 2011, and additional costs associated with certain corporate-led initiatives (e.g., global expansion, innovation, and the SPX branding initiatives); and

•      A weaker U.S. dollar against most foreign currencies in the first quarter of 2011 (compared to the first quarter of 2010), which resulted in an increase in SG&A of approximately $4.4.

Intangible Amortization — For the three months ended April 2, 2011, the increase in intangible amortization was due primarily to incremental amortization associated with intangible assets purchased in the Anhydro, Gerstenberg and TTS acquisitions.

Special Charges, net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2011 and 2010.

Other Income (Expense), net — Other income (expense), net, for the three months ended April 2, 2011 was composed primarily of investment earnings of $3.5 on participant deferred compensation balances, insurance settlements of $1.5 related to death benefits received and a property insurance claim, and a net increase in the fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $1.8 (see Note 11 to our condensed consolidated financial statements), partially offset by foreign currency transaction losses of $4.0. Other income (expense), net, for the three months ended April 3, 2010 was composed primarily of charges associated with a net decline in fair value of our FX forward contracts and FX embedded derivatives of $12.3 (see Note 11 to our condensed consolidated financial statements).

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, was the result of replacing the term loan under our senior credit facilities (a loan that carried an interest rate, inclusive of the impact of the related interest rate protection agreements (“Swaps”), of approximately 5.0%) with the $600.0 of 6.875% senior notes in August 2010. Refer to the discussion of Liquidity and Financial Condition in our 2010 Annual Report on Form 10-K for details pertaining to our 2010 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were primarily attributable to our investment in EGS Electrical Group, LLC and Subsidiaries (“EGS”), as earnings from this investment totaled $8.5 and $8.3 during the three months ended April 2, 2011 and April 3, 2010, respectively.

Income Tax Provision — For the three months ended April 2, 2011, we recorded an income tax provision of $13.5 on $40.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.6%. This compares to an income tax provision for the three months ended April 3, 2010 of $11.7 on $29.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 39.5%. The effective income tax rate for the three months ended April 3, 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act. This charge was offset partially by net discrete tax benefits of $5.4 associated with the resolution of certain domestic and foreign tax positions.

RESULTS OF DISCONTINUED OPERATIONS

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

Business	Quarter Discontinued	Quarter of Sale
Cooling Spain Packaging business (“Cooling Spain”)	Q4 2010	Q4 2010
P.S.D., Inc. (“PSD”)	Q2 2009	Q1 2010

Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during the fourth quarter of 2010. During the first quarter of 2011, we recorded a net charge of $0.1 to “Gain (loss) on disposition of discontinued operations, net of taxes” within our condensed consolidated statements of operations in connection with adjustments to certain liabilities that we retained.

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter of 2010.

In addition to the businesses discussed above, we recognized a net loss of $1.8 during the first quarter of 2011 resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during 2008 through 2010.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2011 and 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	April 2,	April 3,
	2011	2010
Income (loss) from discontinued operations	$(2.1)	$2.0
Income tax benefit	0.2	1.4
Income (loss) from discontinued operations, net	$(1.9)	$3.4

For the first three months of 2011 and 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	April 2,	April 3,
	2011	2010
Revenues	$—	$2.9
Pre-tax loss	—	(0.2)

SEGMENT RESULTS OF OPERATIONS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for a description of each of our reportable segments.

Non-GAAP Measures — Throughout the following discussion of segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non GAAP Measures.”

Flow Technology

	Three months ended
	April 2,	April 3,
	2011	2010	% Change
Revenues	$455.9	$354.0	28.8
Segment income	56.4	41.3	36.6
% of revenues	12.4%	11.7%
Components of segment revenue growth:
Organic growth			18.1
Foreign currency			3.2
Acquisitions			7.5
Net segment revenue growth			28.8

Revenues — For the three months ended April 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to organic revenue growth, incremental revenues of $30.8 associated with the acquisitions of Anhydro and Gerstenberg in 2010, and the favorable impact of a weaker U.S. dollar during the period. Organic revenue growth was attributable primarily to additional sales into the power and energy, oil and gas, general industrial, and food and beverage end markets.

Segment Income — For the three months ended April 2, 2011, segment income and margin increased, compared to the respective 2010 period, primarily as a result of the impact of the organic revenue growth noted above.

Test and Measurement

	Three months ended
	April 2,	April 3,
	2011	2010	% Change
Revenues	$248.9	$204.4	21.8
Segment income	19.6	13.4	46.3
% of revenues	7.9%	6.6%
Components of segment revenue growth:
Organic growth			20.2
Foreign currency			1.6
Acquisitions			—
Net segment revenue growth			21.8

Revenues — For the three months ended April 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to an increase in organic revenue and the impact of a weaker U.S. dollar. The organic revenue growth was attributable primarily to an increase in sales to the segment’s automotive OEM customers.

Segment Income — For the three months ended April 2, 2011, segment income and margin increased, compared to the respective 2010 period, primarily as a result of the organic revenue increase noted above.

Thermal Equipment and Services

	Three months ended
	April 2,	April 3,
	2011	2010	% Change
Revenues	$325.3	$352.4	(7.7)
Segment income	21.3	31.7	(32.8)
% of revenues	6.5%	9.0%
Components of segment revenue decline:
Organic decline			(9.9)
Foreign currency			2.2
Acquisitions			—
Net segment revenue decline			(7.7)

Revenues — For the three months ended April 2, 2011, the decrease in revenues, compared to the respective 2010 period, was the result of a decline in organic revenues, partially offset by a weaker U.S. dollar. The decline in organic revenues was associated with a decline in sales of dry cooling products in China.

Segment Income — For the three months ended April 2, 2011, segment income and margin decreased, compared to the respective 2010 period, primarily as a result of unfavorable project mix and the organic revenue decline noted above.

Industrial Products and Services

	Three months ended
	April 2,	April 3,
	2011	2010	% Change
Revenues	$168.9	$173.8	(2.8)
Segment income	17.2	20.1	(14.4)
% of revenues	10.2%	11.6%
Components of segment revenue decline:
Organic decline			(3.9)
Foreign currency			0.3
Acquisitions			0.8
Net segment revenue decline			(2.8)

Revenues — For the three months ended April 2, 2011, the decrease in revenues, compared to the respective 2010 period, was due to a decline in organic revenues, partially offset by incremental revenues associated with the 2010 acquisition of TTS and the favorable impact of a weaker U.S. dollar. The decline in organic revenue was due primarily to the timing of power transformer shipments and lower pricing on power transformers. These decreases in organic revenue were offset partially by additional sales of hydraulic tools and equipment and solar power products.

Segment Income — For the three months ended April 2, 2011, the decrease in segment income and margin, compared to the respective 2010 period, was due primarily to the organic revenue decline noted above, including the impact of reduced sales prices for power transformers, partially offset by an insurance recovery of $6.3 related to a product liability matter that was settled in 2007.

Corporate and Other Expenses

	Three months ended
	April 2,	April 3,
	2011	2010	% Change
Total consolidated revenues	$1,199.0	$1,084.6	10.5
Corporate expense	31.1	22.7	37.0
% of revenues	2.6%	2.1%
Stock-based compensation expense	19.7	11.9	65.5
Pension and postretirement expense	9.2	13.2	(30.3)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For the three months ended April 2, 2011, the increase in corporate expense was attributable to increases in deferred compensation of $3.5 associated with current period earnings on participant account balances, additional incentive compensation resulting from an expected increase in consolidated profitability during 2011, and additional costs associated with certain corporate-led initiatives (e.g., global expansion, innovation, and the SPX branding initiatives).

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three months ended April 2, 2011, compared to the prior year period, was due primarily to an increase in the fair value of our 2011 restricted stock and restricted stock unit awards and an increase in the number of awards granted in 2011, primarily to participants that already have met the service requirements under the plan (i.e., age 55 and five years of service). The weighted-average fair value of our 2011 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 28% compared to the weighted-average fair value of our 2010 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three months ended April 2, 2011, compared to the prior year period, was due to an increase in the number of inactive participants in one of our domestic pension plans, which resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in reduced pension expense of approximately $5.0 during the first quarter of 2011.

OUTLOOK

The following table highlights our backlog as of April 2, 2011 and December 31, 2010, and the revenue and profit margin expectations for our segments for 2011 based on information available at the time of this report.

Segment	Comments
Flow Technology

In the first quarter of 2011, the segment experienced a revenue increase of 28.8%, including organic growth of 18.1%. For 2011, we are projecting full year revenues to increase between 15% and 20% as a result of increased demand across most of the end markets served by the segment and, to a lesser extent, incremental revenues from the 2010 acquisitions and the 2011 acquisition of Murdoch and favorable foreign currency impact. We are projecting margins to be between 13.2% and 13.7% for 2011. The segment had backlog of $847.9 and $789.2 as of April 2, 2011 and December 31, 2010, respectively. We expect to convert approximately 82% of the segment’s April 2, 2011 backlog to revenues in the remainder of 2011.

Test and Measurement

In the first quarter of 2011, the segment experienced a revenue increase of 21.8%. For 2011, we are projecting full year revenues to increase between 13% and 18%, driven primarily by organic growth associated with increased new model introductions, our own new product launches, incremental revenues associated with the recent acquisition of DS and, to a lesser extent, favorable foreign currency impact. We are projecting margins to be between 8.7% and 9.2% for 2011. Backlog for the segment is not material, as its businesses are primarily short-cycle in nature.

Thermal Equipment and Services

In the first quarter of 2011, the segment experienced a revenue decline of 7.7%. We are projecting revenues to increase between 3% and 8% for the full year 2011, with the organic revenue increase concentrated in South Africa, the U.S., and Europe, partially offset by a decline in China. Additionally, we expect a favorable foreign currency impact. We are projecting margins to be between 10.1% and 10.6% for 2011. We had backlog of $1,624.2 and $1,625.1 as of April 2, 2011 and December 31, 2010, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 56% of the segment’s April 2, 2011 backlog to revenues during the remainder of 2011. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2014. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

In the first quarter of 2011, the segment experienced a revenue decline of 2.8%. We are projecting an increase in revenues of between 4% and 9% for the full year 2011, driven primarily by organic growth associated with increased sales of communication technology products, hydraulic tools and equipment, and solar power products. We are projecting margins to be between 8.8% and 9.3% for 2011. Backlog for the segment totaled $402.9 and $359.4 as of April 2, 2011 and December 31, 2010, respectively. We expect to convert approximately 76% of the segment’s April 2, 2011 backlog to revenues during the remainder of 2011.

We do not expect the recent tragic events in Japan to have a material impact on our results for 2011.  Annual sales in Japan are about 1% of our total annual revenues and we do not have manufacturing facilities in Japan nor do we expect any significant impact to our supply chain.  With regard to the broader implications of the Japan events, less than 3% of our total annual revenues are related to nuclear power.  In total, we have approximately $185.0 of nuclear power orders in our backlog as of April 2, 2011, which is split evenly between our Flow Technology and Thermal Equipment and Services segments.  We currently expect these orders to be delivered in 2011 and 2012.  Future nuclear power orders could face funding and approval challenges; however, we are well positioned to benefit from alternative investments in natural gas, coal and solar power.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 2, 2011 and April 3, 2010.

Cash Flow

	Three months ended
	April 2,	April 3,
	2011	2010
Continuing operations:
Cash flows used in operating activities	$(35.4)	$(25.2)
Cash flows used in investing activities	(64.7)	(44.1)
Cash flows from financing activities	4.4	9.2
Cash flows from (used in) discontinued operations	(0.8)	5.2
Change in cash and equivalents due to changes in foreign currency exchange rates	13.1	(3.9)
Net change in cash and equivalents	$(83.4)	$(58.8)

Operating Activities — The increase in cash flows used in operating activities during the three months ended April 2, 2011, as compared to the same period in 2010, was due primarily to investments in working capital during the first quarter of 2011 in anticipation of volume increases during the remainder of the year.

Investing Activities — The increase in cash used in investing activities during the three months ended April 2, 2011, as compared to the same period in 2010, was due primarily to:

•      Acquisitions during the first quarter of 2011 of $46.5 compared to $26.8 during the first quarter of 2010, with the first quarter 2011 acquisitions being Murdoch and DS and the first quarter 2010 acquisition being Gerstenberg; and

•      An increase in capital expenditures during the first quarter of 2011 (first quarter 2011 - $16.4 vs. first quarter of 2010 - $11.8), with the increase related to construction of a central manufacturing center outside of Shanghai, China and expansion of our power transformer facility in Waukesha, WI.

Financing Activities — The decrease in cash flows from financing activities during the three months ended April 2, 2011, as compared to the same period in 2010, was due primarily to net borrowings of $23.4 in the first quarter of 2011, compared to net borrowings of $30.6 in the first quarter of 2010.

Discontinued Operations — The decrease in cash flows from discontinued operations during the three months ended April 2, 2011, as compared to the same period in 2010, was due primarily to cash proceeds recorded during the three months ended April 3, 2010 (i) in connection with the sale of PSD of $3.0 and (ii) for a promissory note of $3.7 that was received in connection with a 2009 disposition. There were no proceeds received for business dispositions during the three months ended April 2, 2011.

Borrowings and Availability

Borrowings — The following table summarizes our debt activity for the first three months of 2011. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2010	Borrowings	Repayments	Other (5)	April 2, 2011
Domestic revolving loan facility	$—	$95.0	$(95.0)	$—	$—
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (1)	28.2	—	(28.2)	—	—
6.25% senior notes (2)	21.3	—	—	—	21.3
Trade receivables financing arrangement (3)	—	72.0	(21.0)	—	51.0
Other indebtedness (4)	48.1	0.8	(0.2)	0.9	49.6
Total debt	1,197.6	$167.8	$(144.4)	$0.9	1,221.9
Less: short-term debt	36.3				88.2
Less: current maturities of long-term debt	50.8				22.7
Total long-term debt	$1,110.5				$1,111.0

(1)       These notes were redeemed in full in January 2011.

(2)       The notes mature on June 15, 2011 and, accordingly, the total balance has been included in “Current maturities of long-term debt” within our condensed consolidated balance sheets as of April 2, 2011 and December 31, 2010.

(3)       Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(4)       Includes balances under a purchase card program of $36.9 and $36.1 at April 2, 2011 and December 31, 2010, respectively.

(5)       “Other” includes foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At April 2, 2011, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At April 2, 2011, we had $508.7 of available borrowing capacity under our revolving credit facilities after giving effect to $91.3 reserved for outstanding letters of credit. In addition, at April 2, 2011, we had $181.3 of available issuance capacity under our foreign trade facility after giving effect to $768.7 reserved for outstanding letters of credit. We also had $2.9 of letters of credit outstanding under separate facilities in China and South Africa. See Note 10 to the condensed consolidated financial statements along with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for additional information on our senior credit facilities. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of April 2, 2011, we had $0.9 available under the trade receivables financing agreement, after giving effect to borrowings of $51.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

As of April 2, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps

Prior to the August 2010 repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of the borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan, we terminated all our Swaps.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $193.7 and $199.5 outstanding as of April 2, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $185.2 and $200.9 at April 2, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX embedded derivatives and FX forward contracts was $4.1 as of April 2, 2011 and December 31, 2010. We anticipate reclassifying approximately $1.0 of the unrealized loss to income over the next 12 months. The net gain (loss) recorded in “Other income (expense), net” from the change in the fair value of FX forward contracts and FX embedded derivatives totaled $1.8 and ($12.3) for the quarters ended April 2, 2011 and April 3, 2010, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	April 2, 2011				December 31, 2010
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$3.5	$—	$2.7	$—	$0.5	$—	$4.3	$—
FX embedded derivatives	1.2	—	4.7	26.5	2.6	—	1.8	33.2

Commodity Contracts

From time to time, we enter into commodity contracts. At April 2, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 1.6 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 2, 2011 and December 31, 2010, the fair values of these contracts were $0.3 and $1.0, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.4 and $0.8 as of April 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months. The amount of gain/loss recognized during the quarters ended April 2, 2011 and April 3, 2010 related to the ineffectiveness of the hedges was not material.

Investments in Equity Securities and Available-for-Sale Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At April 2, 2011 and December 31, 2010, the fair value of these investments was $10.4 and $12.8, respectively, recorded as a noncurrent asset.

We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At April 2, 2011 and December 31, 2010, these assets had a fair value of $8.2 and $8.5, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended April 2, 2011, including net unrealized losses included in earnings.

Three months ended April 2, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(0.3)
Balance at end of year	$8.2

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at April 2, 2011 for similar debt, was $1,315.5 compared to our carrying value of $1,221.9.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and cash equivalents, trade accounts receivable, and foreign currency forward and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our total net liabilities for unrecognized tax benefits including interest were $86.3 as of April 2, 2011. We believe that within the next 12 months it is reasonably possible that we could pay approximately $20.0 to $30.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Notes 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2010 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2010 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2010 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2010 Annual Report on Form 10-

K, in any subsequent filing with the SEC, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2010 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 2, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2011.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 2, 2011 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended April 2, 2011.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 2, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010; (ii) Condensed Consolidated Balance Sheets at April 2, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 4, 2011	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 4, 2011	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 2, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010; (ii) Condensed Consolidated Balance Sheets at April 2, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.