Form 10-Q
period 2011-07-02
SPX CORP
filed 2011-08-03
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Common shares outstanding July 29, 2011 51,106,295

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues	$1,384.0	$1,188.8	$2,583.0	$2,273.4
Costs and expenses:
Cost of products sold	1,000.7	835.8	1,850.4	1,607.2
Selling, general and administrative	281.5	254.5	569.1	502.8
Intangible amortization	9.3	6.4	16.5	12.6
Impairment of goodwill and other intangible assets	24.7	—	24.7	—
Special charges, net	8.9	4.4	12.0	11.2
Operating income	58.9	87.7	110.3	139.6

Other income (expense), net	(1.8)	(1.8)	0.9	(13.9)
Interest expense	(23.8)	(20.6)	(47.8)	(41.1)
Interest income	1.5	1.3	2.8	2.9
Equity earnings in joint ventures	5.0	7.2	13.8	15.9
Income from continuing operations before income taxes	39.8	73.8	80.0	103.4

Income tax provision	(7.5)	(4.2)	(21.0)	(15.9)
Income from continuing operations	32.3	69.6	59.0	87.5

Loss from discontinued operations, net of tax	—	(0.2)	—	(0.4)
Gain on disposition of discontinued operations, net of tax	2.7	8.6	0.8	12.2
Income from discontinued operations, net of tax	2.7	8.4	0.8	11.8

Net income	35.0	78.0	59.8	99.3
Less: Net income (loss) attributable to noncontrolling interests	0.7	(0.8)	2.4	(1.6)
Net income attributable to SPX Corporation common shareholders	$34.3	$78.8	$57.4	$100.9

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$31.6	$70.4	$56.6	$89.1
Income from discontinued operations, net of tax	2.7	8.4	0.8	11.8
Net income	$34.3	$78.8	$57.4	$100.9

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.63	$1.42	$1.12	$1.79
Income from discontinued operations attributable to SPX Corporation common shareholders	0.05	0.17	0.02	0.24
Net income per share attributable to SPX Corporation common shareholders	$0.68	$1.59	$1.14	$2.03

Weighted-average number of common shares outstanding — basic	50.554	49.657	50.410	49.594

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.62	$1.40	$1.11	$1.78
Income from discontinued operations attributable to SPX Corporation common shareholders	0.05	0.17	0.01	0.23
Net income per share attributable to SPX Corporation common shareholders	$0.67	$1.57	$1.12	$2.01

Weighted-average number of common shares outstanding — diluted	51.365	50.294	51.158	50.109

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$395.1	$455.4
Accounts receivable, net	1,301.3	1,164.8
Inventories	665.9	564.3
Other current assets	147.9	176.1
Deferred income taxes	53.0	67.9
Total current assets	2,563.2	2,428.5
Property, plant and equipment:
Land	40.3	40.8
Buildings and leasehold improvements	275.6	264.1
Machinery and equipment	817.9	767.1
	1,133.8	1,072.0
Accumulated depreciation	(564.6)	(526.8)
Property, plant and equipment, net	569.2	545.2
Goodwill	1,688.5	1,634.6
Intangibles, net	742.2	719.5
Deferred income taxes	11.7	—
Other assets	673.0	665.5
TOTAL ASSETS	$6,247.8	$5,993.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$638.0	$538.8
Accrued expenses	1,009.2	1,080.1
Income taxes payable	9.7	16.3
Short-term debt	134.8	36.3
Current maturities of long-term debt	1.3	50.8
Total current liabilities	1,793.0	1,722.3

Long-term debt	1,110.7	1,110.5
Deferred and other income taxes	80.0	86.9
Other long-term liabilities	970.4	969.6
Total long-term liabilities	2,161.1	2,167.0

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (98,711,783 and 51,083,691 issued and outstanding at July 2, 2011, respectively, and 98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively)	992.0	986.7
Paid-in capital	1,484.5	1,461.1
Retained earnings	2,390.5	2,358.6
Accumulated other comprehensive loss	(69.2)	(192.6)
Common stock in treasury (47,628,092 and 47,774,155 shares at July 2, 2011 and December 31, 2010, respectively)	(2,510.4)	(2,516.1)
Total SPX Corporation shareholders’ equity	2,287.4	2,097.7
Noncontrolling interests	6.3	6.3
Total equity	2,293.7	2,104.0
TOTAL LIABILITIES AND EQUITY	$6,247.8	$5,993.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 2,	July 3,
	2011	2010
Cash flows from operating activities:
Net income	$59.8	$99.3
Less: Income from discontinued operations, net of tax	0.8	11.8
Income from continuing operations	59.0	87.5
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	12.0	11.2
Impairment of goodwill and other intangible assets	24.7	—
Deferred and other income taxes	(8.6)	11.7
Depreciation and amortization	58.7	55.9
Pension and other employee benefits	29.5	34.5
Stock-based compensation	26.7	20.1
Other, net	3.7	2.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(77.9)	(138.8)
Inventories	(81.4)	13.9
Accounts payable, accrued expenses, and other	(18.1)	(57.6)
Cash spending on restructuring actions	(15.5)	(17.2)
Net cash from continuing operations	12.8	23.4
Net cash used in discontinued operations	(2.3)	(2.9)
Net cash from operating activities	10.5	20.5
Cash flows used in investing activities:
Proceeds from asset sales and other	0.2	2.1
Increase in restricted cash	(3.4)	(4.9)
Business acquisitions and other investments, net of cash acquired	(52.4)	(58.3)
Capital expenditures	(46.9)	(23.6)
Net cash used in continuing operations	(102.5)	(84.7)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $7.4 for the six months ended July 3, 2010)	—	7.4
Net cash used in investing activities	(102.5)	(77.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	375.0	111.0
Repayments under senior credit facilities	(340.0)	(110.0)
Repayments of senior notes	(49.5)	—
Borrowings under trade receivables agreement	86.0	10.0
Repayments under trade receivables agreement	(29.0)	(11.0)
Net borrowings under other financing arrangements	5.8	0.1
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(0.9)	(6.6)
Financing fees paid	(11.2)	(1.0)
Dividends paid (includes noncontrolling interest distributions of $2.9 and $0.3 for the six months ended July 2, 2011 and July 3, 2010, respectively)	(28.1)	(25.1)
Net cash from (used in) continuing operations	8.1	(32.6)
Net cash from (used in) discontinued operations	—	—
Net cash from (used in) financing activities	8.1	(32.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	23.6	(25.4)
Net change in cash and equivalents	(60.3)	(114.8)
Consolidated cash and equivalents, beginning of period	455.4	522.9
Consolidated cash and equivalents, end of period	$395.1	$408.1

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

Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All our VIEs are considered immaterial, individually and in the aggregate, to our consolidated financial statements.

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $114.3 and $4.8 and $104.2 and $6.8 for the three months ended July 2, 2011 and July 3, 2010, respectively. For the six months ended July 2, 2011 and July 3, 2010, EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $233.3 and $13.3 and $216.1 and $15.1, respectively. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

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

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2011 are April 2, July 2 and October 1, compared to the respective April 3, July 3 and October 2, 2010 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2011 and will have one more day in the fourth quarter of 2011 than in the respective 2010 periods.

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

In September 2009, the FASB issued an amendment to guidance related to revenue recognition for certain revenue arrangements that include software elements. The amendment was to the scope of prior guidance, such that all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of the Software Revenue Recognition Topic of the Accounting Standard Codification (“Codification”). That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of revenue recognition guidance specific to software and would be accounted for under other accounting literature. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

In December 2010, the FASB issued guidance to modify the goodwill impairment test by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate that the goodwill is more likely than not impaired. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between interim or annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for the first reporting period beginning after December 15, 2010. We adopted the guidance on January 1, 2011 with no material impact on our consolidated financial statements.

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

In June 2011, the FASB issued guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. Each method requires entities to display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for the first reporting period beginning after December 15,

2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

(3)           ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In March 2011, in the Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne Inc.’s Diagnostic Solutions business (“DS”), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2, after payment of a working capital settlement of $1.1 during the second quarter of 2011. DS had revenues of approximately $42.0 in the twelve months prior to the date of acquisition.

In March 2011, in the Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd. (“Murdoch”), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1, after adjusting for a working capital settlement of $0.7 during the second quarter of 2011. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

In July 2010, in the Flow Technology segment, we completed the acquisition of the Anhydro business (“Anhydro”), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

In April 2010, in the Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems Ltd. (“TTS”), a global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

In February 2010, in the Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S (“Gerstenberg”), a designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

The pro forma effects of these acquisitions were not material, individually or in the aggregate, to our results of operations.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair value as determined by management, based on information available at the acquisition date and on current assumptions as to future operations, and are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations and any working capital settlements.

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

Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during the fourth quarter of 2010. During the first quarter of 2011, we recorded a net charge of $0.1 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations in connection with adjustments to certain liabilities that we retained.

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter 2010.

In addition to the businesses discussed above, we recognized a net gain of $2.7 and $0.9 during the three and six months ended July 2, 2011, respectively, and a net gain of $1.3 during the three and six months ended July 3, 2010, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2008 through 2010 period.

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service (“IRS”). In connection with the completion of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

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

For the three and six months ended July 2, 2011 and July 3, 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Income (loss) from discontinued operations	$(0.6)	$—	$(2.7)	$2.0
Income tax benefit	3.3	8.4	3.5	9.8
Income from discontinued operations, net	$2.7	$8.4	$0.8	$11.8

For the three and six months ended July 2, 2011 and July 3, 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues	$—	$0.9	$—	$3.8
Pre-tax loss	—	(0.2)	—	(0.4)

There were no assets or liabilities attributable to discontinued operations at July 2, 2011 and December 31, 2010.

(4)           BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, such as, valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including food and beverage processing, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses (“Segment income”). This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Flow Technology

Our Flow Technology segment designs, manufactures and markets products and solutions that are used to process, blend, filter, dry, meter and transport fluids with a focus on creating innovative new products and systems and also provides comprehensive aftermarket support services. Primary offerings include engineered pumps, mixers, process systems, heat exchangers, valves, and dehydration and drying technologies. The segment continues to focus on optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Test and Measurement

Our Test and Measurement segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Our technology supports the introduction of new systems, expanded services and sophisticated testing and validation. Primary offerings include specialty automotive diagnostic service tools, fare-collection systems and portable cable and pipe locators. The segment continues to focus on global expansion, with a specific focus on China and India.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Primary offerings include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boilers, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as its thermal components and service offerings. The segment’s South African subsidiary has a Black Economic Empowerment noncontrolling interest shareholder, which holds a 25.1% interest.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our business segments, including the results of acquisitions from the respective dates of acquisition, were as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues (1):
Flow Technology	$492.8	$383.4	$948.7	$737.4
Test and Measurement	288.1	239.9	537.0	444.3
Thermal Equipment and Services	431.9	392.2	757.2	744.6
Industrial Products and Services	171.2	173.3	340.1	347.1
Total revenues	$1,384.0	$1,188.8	$2,583.0	$2,273.4

Segment income:
Flow Technology	$56.6	$45.2	$113.0	$86.5
Test and Measurement	29.0	23.7	48.6	37.1
Thermal Equipment and Services	35.8	49.1	57.1	80.8
Industrial Products and Services	10.9	17.7	28.1	37.8
Total segment income	132.3	135.7	246.8	242.2

Corporate expense	(23.7)	(22.5)	(54.8)	(45.2)
Pension and postretirement expense	(9.1)	(12.9)	(18.3)	(26.1)
Stock-based compensation expense	(7.0)	(8.2)	(26.7)	(20.1)
Impairment of goodwill and other intangible assets	(24.7)	—	(24.7)	—
Special charges, net	(8.9)	(4.4)	(12.0)	(11.2)

Consolidated operating income	$58.9	$87.7	$110.3	$139.6

(1)                                                          Under the percentage of completion method, we recognized revenues of $397.3 and $313.5 in the three months ended July 2, 2011 and July 3, 2010, respectively. For the six months ended July 2, 2011 and July 3, 2010, revenues under the percentage of completion method were $698.9 and $615.7, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $264.2 and $228.1 as of July 2, 2011 and December 31, 2010, respectively. The July 2, 2011 balance includes $262.4 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2010 balance includes $226.3 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $276.3 and $373.9 as of July 2, 2011 and December 31, 2010, respectively. The July 2, 2011 balance includes $269.8 reported as a component of “Accrued expenses” and $6.5 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2010 balance includes $364.5 reported as a component of “Accrued expenses” and $9.4 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)           SPECIAL CHARGES

Special charges, net, for the three and six months ended July 2, 2011 and July 3, 2010 are summarized and described in more detail below:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Flow Technology	$2.2	$3.8	$3.8	$6.5
Test and Measurement	4.8	0.5	5.5	3.3
Thermal Equipment and Services	1.0	—	1.8	1.2
Industrial Products and Services	0.8	—	0.8	—
Corporate	0.1	0.1	0.1	0.2
Total	$8.9	$4.4	$12.0	$11.2

Flow Technology segment — Charges for the three and six months ended July 2, 2011 related primarily to the integration of Anhydro and Gerstenberg, the reorganization of the segment’s systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010. Charges for the three and six months ended July 3, 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for one facility in Australia and two facilities in New Zealand, additional costs associated with restructuring activities initiated in 2009, and an impairment charge of $1.0 associated with an idle facility in Lake Mills, WI.

Test and Measurement segment — Charges for the three and six months ended July 2, 2011 and July 3, 2010 related primarily to costs associated with headcount reductions and consolidation activities for a number of domestic and foreign facilities. In addition, during the three and six months ended July 2, 2011, the segment recorded an impairment charge of $3.7 associated with the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition.

Thermal Equipment and Services segment — Charges for the three months ended July 2, 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy, while charges for the six months ended July 2, 2011 also included lease exit costs associated with two facilities in Germany. Charges for the six months ended July 3, 2010 related primarily to costs associated with headcount reductions at a facility in Wuxi, China and asset impairment charges of $1.0.

Industrial Products and Services segment — Charges for the three and six months ended July 2, 2011 related to an asset impairment charge of $0.8.

Corporate — Charges for the three and six months ended July 2, 2011 and July 3, 2010 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the six months ended July 2, 2011 and July 3, 2010:

	Six months ended
	July 2,	July 3,
	2011	2010
Beginning balance	$20.7	$26.0
Special charges (1)	7.5	9.2
Adjustments related to acquisition accounting	—	0.3
Utilization — cash	(15.5)	(17.2)
Currency translation adjustment and other	1.1	(1.2)
Ending balance	$13.8	$17.1

(1)                                  The six months ended July 2, 2011 and July 3, 2010 exclude $4.5 and $2.0, respectively, of non-cash special charges that did not impact the restructuring and integration related liabilities.

(6)           INVENTORIES

Inventories comprised the following amounts:

	July 2, 2011	December 31, 2010
Finished goods	$236.4	$190.3
Work in process	145.3	113.9
Raw material and purchased parts	316.4	292.5
Total FIFO cost	698.1	596.7
Excess of FIFO cost over LIFO inventory value	(32.2)	(32.4)
Total inventories	$665.9	$564.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 25% and 29% of the total inventory at July 2, 2011 and December 31, 2010, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $5.2 and $5.9 at July 2, 2011 and December 31, 2010, respectively.

(7)           GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2010	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	July 2, 2011
Flow Technology

Gross Goodwill	$702.7	$3.2	$—	$31.2	$737.1
Accumulated Impairments	—	—	—	—	—
Goodwill	702.7	3.2	—	31.2	737.1

Test & Measurement

Gross Goodwill	434.5	18.0	—	10.1	462.6
Accumulated Impairments	(257.0)	—	—	(6.4)	(263.4)
Goodwill	177.5	18.0	—	3.7	199.2

Thermal Equipment and Services

Gross Goodwill	602.6	—	—	15.8	618.4
Accumulated Impairments	(114.1)	—	(17.2)	—	(131.3)
Goodwill	488.5	—	(17.2)	15.8	487.1

Industrial Products and Services

Gross Goodwill	351.8	—	—	(0.8)	351.0
Accumulated Impairments	(85.9)	—	—	—	(85.9)
Goodwill	265.9	—	—	(0.8)	265.1

Total

Gross Goodwill	2,091.6	21.2	—	56.3	2,169.1
Accumulated Impairments	(457.0)	—	(17.2)	(6.4)	(480.6)
Goodwill	$1,634.6	$21.2	$(17.2)	$49.9	$1,688.5

(1)                                  Includes adjustments resulting from recent acquisitions not consummated during the six months ended July 2, 2011 of $1.8 and foreign currency translation adjustments totaling $48.1.

Other Intangibles

Identifiable intangible assets comprise the following:

	July 2, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$19.4	$(17.2)	$2.2	$24.6	$(21.6)	$3.0
Technology	122.5	(28.9)	93.6	116.7	(23.3)	93.4
Customer relationships	271.4	(62.8)	208.6	239.7	(51.6)	188.1
Other	39.0	(16.1)	22.9	35.4	(13.5)	21.9
	452.3	(125.0)	327.3	416.4	(110.0)	306.4
Trademarks with indefinite lives (1)	414.9	—	414.9	413.1	—	413.1
Total	$867.2	$(125.0)	$742.2	$829.5	$(110.0)	$719.5

(1)                                  Balance at July 2, 2011 reflects impairment charges recorded during the second quarter of 2011 associated with businesses within our Thermal Equipment and Services and Industrial Products and Services segments of $7.5 and $0.8, respectively.

Estimated annual amortization expense related to these intangible assets is $32.4 in 2011, $27.4 in 2012, $26.1 in 2013, $25.6 in 2014 and $25.1 in 2015.

At July 2, 2011, the net carrying value of intangible assets with determinable lives consisted of $172.6 in the Flow Technology segment, $81.6 in the Test and Measurement segment, $61.3 in the Thermal Equipment and Services segment, and $11.8 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $214.8 in the Flow Technology segment, $54.7 in the Test and Measurement segment, $131.2 in the Thermal Equipment and Services segment, and $14.2 in the Industrial Products and Services segment.

We annually test the recoverability of our goodwill and indefinite-lived intangible assets during the fourth quarter based on a measurement date as of the end of the third quarter. In addition, we test such assets for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual impairment testing during the fourth quarter of 2010, our SPX Heat Transfer Inc. reporting unit had an estimated fair value that was comparable to the carrying value of its net assets. In the second quarter of 2011, SPX Heat Transfer Inc. experienced an additional decline in its revenues and profitability, furthering a trend which began late in the first quarter of 2011, in comparison to (i) recent historical results and (ii) expected results for the period, due to the challenging conditions within the U.S. power market. Although we expect financial results for the reporting unit to rebound in the second half of 2011 and in the years thereafter, the current projections of future discounted cash flows indicate that the reporting unit’s fair value is less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer Inc.’s goodwill ($17.2) and indefinite-lived intangible assets ($7.5). After the $24.7 impairment charge, SPX Heat Transfer Inc. had goodwill and indefinite-lived intangible assets of $3.6 and $22.6, respectively. During the second quarter of 2011, there were no indications of impairment at our other reporting units.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2011 and 2010:

	Six months ended
	July 2,	July 3,
	2011	2010
Balance at beginning of period	$55.8	$56.7
Acquisitions	1.1	0.2
Provisions	11.0	12.5
Usage	(11.1)	(16.5)
Balance at end of period	56.8	52.9
Less: Current portion of warranty	46.9	41.4
Non-current portion of warranty	$9.9	$11.5

(9)           EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Service cost	$2.4	$2.3	$5.0	$4.7
Interest cost	14.2	15.3	28.7	30.6
Expected return on plan assets	(16.2)	(17.1)	(32.7)	(34.2)
Amortization of unrecognized losses	5.8	9.0	11.6	18.3
Amortization of unrecognized prior service credits	(0.2)	(0.2)	(0.4)	(0.4)
Total net periodic benefit expense	6.0	9.3	12.2	19.0
Less: Net periodic benefit expense of discontinued operations	—	—	—	—
Net periodic benefit expense of continuing operations	$6.0	$9.3	$12.2	$19.0

Foreign Pension Plans

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Service cost	$0.7	$0.5	$1.3	$1.1
Interest cost	3.6	3.4	7.2	6.9
Expected return on plan assets	(4.2)	(3.4)	(8.3)	(7.0)
Amortization of unrecognized losses	0.3	0.4	0.5	0.8
Total net periodic benefit expense	0.4	0.9	0.7	1.8
Less: Net periodic benefit expense of discontinued operations	—	—	—	—
Net periodic benefit expense of continuing operations	$0.4	$0.9	$0.7	$1.8

Postretirement Plans

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	1.8	2.0	3.6	4.0
Amortization of unrecognized losses	1.1	1.0	2.3	1.9
Amortization of unrecognized prior service credits	(0.3)	(0.3)	(0.7)	(0.7)
Net periodic postretirement benefit expense of continuing operations	$2.7	$2.7	$5.4	$5.3

During the first six months of 2011, we made contributions of approximately $8.8 to our foreign and qualified domestic pension plans, of which $1.0 related to businesses classified as discontinued operations.

An increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in 2011 we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction to pension expense of approximately $10.0 during the six months ended July 2, 2011.

(10)         INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended July 2, 2011:

	December 31, 2010	Borrowings	Repayments	Other (5)	July 2, 2011
Domestic revolving credit facility	$—	$375.0	$(340.0)	$—	$35.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (1)	28.2	—	(28.2)	—	—
6.25% senior notes (2)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement (3)	—	86.0	(29.0)	—	57.0
Other indebtedness (4)	48.1	6.6	(0.8)	0.9	54.8
Total debt	1,197.6	$467.6	$(419.3)	$0.9	1,246.8
Less: short-term debt	36.3				134.8
Less: current maturities of long-term debt	50.8				1.3
Total long-term debt	$1,110.5				$1,110.7

(1)                      These notes were redeemed in full in January 2011.

(2)                      These notes were redeemed in full in June 2011.

(3)                      Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(4)                      Includes balances under a purchase card program of $42.8 and $36.1 at July 2, 2011 and December 31, 2010, respectively.

(5)                      “Other” includes foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

New Senior Credit Facilities

On June 30, 2011, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. The new senior credit facilities provide for committed senior secured financing of $1.8 billion, consisting of the following (each with a final maturity of June 30, 2016):

•                  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

•                  A global revolving credit facility, available for loans in U.S. Dollars, Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $300.0;

•                  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,100.0; and

•                  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $100.0.

In addition, the syndicate of lenders under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

In connection with the termination of our then-existing senior credit facilities, we incurred $0.4 of costs related to the write-off of deferred financing costs, with such amounts included in interest expense for the three and six months ended July 2, 2011.

We also may seek additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $1,000.0.

We are the borrower under all the facilities, and certain of our foreign subsidiaries are borrowers under the foreign credit instrument facilities (and we may in the future designate other subsidiaries to be borrowers under the revolving credit facilities and the foreign credit instrument facilities).

All borrowings and other extensions of credit under our new senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.

At July 2, 2011, we had $85.8 and $753.6 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $3.1 of letters of credit outstanding under separate arrangements in China and South Africa.

The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans

Greater than or equal to 3.00 to 1.0	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%
Between 2.00 to 1.0 and 3.00 to 1.0	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%
Between 1.50 to 1.0 and 2.00 to 1.0	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%
Between 1.00 to 1.0 and 1.50 to 1.0	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%
Less than 1.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.0% at July 2, 2011.

The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.20% per annum, respectively.

Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

Indebtedness under our new senior credit facilities is guaranteed by:

•                  Each existing and subsequently acquired or organized domestic material subsidiary, with specified exceptions; and

•                  SPX Corporation with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral participation foreign credit instrument facility.

Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is “Ba2” or less (or not rated) by Moody’s and “BB” or less (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our and their assets. If our corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

Our new senior credit facilities require that we maintain:

•                  A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•                  A Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions by us).

Our new senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Our new senior credit facilities also contain customary representations, warranties, affirmative covenants, and events of default.

We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after June 30, 2011 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from July 1, 2011 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit).

At July 2, 2011, we were in compliance with all covenant provisions of our new senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. In addition, we were in compliance with all covenant provisions of our senior notes as of July 2, 2011.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive loss (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $144.8 and $199.5 outstanding as of July 2, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $154.7 and $200.9 at July 2, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.9 and $4.1 as of July 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying approximately $1.5 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At July 2, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 2.5 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 2, 2011 and December 31, 2010, the fair values of these contracts were $0.4 and $1.0, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.3 and $0.8 as of July 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	July 2, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:

Commodity contracts	Other current assets	$0.4	Other current assets	$1.0
FX forward contracts	Other current assets	0.1	—	—
		$0.5		$1.0

FX forward contracts	Accrued expenses	$(0.2)	Accrued expenses	$(2.9)
		$(0.2)		$(2.9)

Derivative contracts not designated as hedging instruments:

FX forward contracts	Other current assets	$3.9	Other current assets	$0.5
FX embedded derivatives	Other current assets	1.1	Other current assets	2.6
		$5.0		$3.1

FX forward contracts	Accrued expenses	$(0.1)	Accrued expenses	$(1.4)
FX embedded derivatives	Accrued expenses	(5.0)	Accrued expenses	(1.8)
FX embedded derivatives	Other long-term liabilities	(24.0)	Other long-term liabilities	(33.2)
		$(29.1)		$(36.4)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended July 2, 2011 and July 3, 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2011	2010	reclassified from AOCI	2011	2010
Swaps	$—	$(2.0)	Interest expense	$—	$(5.2)
FX forward contracts	0.5	(1.2)	Cost of products sold	0.1	—
FX embedded derivatives	—	0.8	Cost of products sold	—	0.4
Commodity contracts	0.2	(1.1)	Cost of products sold	0.4	0.3
	$0.7	$(3.5)		$0.5	$(4.5)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the six months ended July 2, 2011 and July 3, 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2011	2010	reclassified from AOCI	2011	2010
Swaps	$—	$(6.2)	Interest expense	$—	$(10.8)
FX forward contracts	—	(3.3)	Cost of products sold	(0.5)	—
FX embedded derivatives	—	2.6	Cost of products sold	—	0.6
Commodity contracts	—	(0.9)	Cost of products sold	0.8	0.6
	$—	$(7.8)		$0.3	$(9.6)

(1)                                  During the three and six months ended July 2, 2011, losses of $0.1 and $0.2, respectively, were recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and six months ended July 3, 2010, gains of $0.8 and $0.9, respectively, were recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated in cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended July 2, 2011 and July 3, 2010:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2011	2010
FX forward contracts	Other income (expense), net	$0.9	$2.8
FX embedded derivatives	Other income (expense), net	(2.7)	(10.4)
		$(1.8)	$(7.6)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended July 2, 2011 and July 3, 2010:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2011	2010
FX forward contracts	Other income (expense), net	$1.6	$2.5
FX embedded derivatives (1)	Other income (expense), net	(2.4)	(22.5)
		$(0.8)	$(20.0)

(1)                                  Includes $4.6 of losses reclassified from AOCI during the six months ended July 3, 2010, resulting from the discontinuance of cash flow hedge accounting, as the forecasted transactions were determined to no longer be probable.

(12)         EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Weighted-average shares outstanding used in basic income per share	50.554	49.657	50.410	49.594
Dilutive securities — employee stock options, restricted stock and restricted stock units	0.811	0.637	0.748	0.515
Weighted-average number of common and dilutive securities used for calculating diluted income per share	51.365	50.294	51.158	50.109

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.039 and 0.075 for the three and six months ended July 2, 2011, respectively, and 0.428 and 0.436 for the three and six months ended July 3, 2010, respectively. For the three and six months ended July 2, 2011, no unvested restricted stock units were excluded from the computation of diluted income per share, compared to 0.102 and 0.103 for the three and six months ended July 3, 2010, because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, the successor plan to the 1992 Stock Compensation Plan, up to 4.680 shares of our common stock were available for grant at July 2, 2011. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by 2.5 shares.

During the six months ended July 2, 2011 and July 3, 2010, we classified excess tax benefits from stock-based compensation of $6.4 and $2.9, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”). Under the Directors’ Plan, up to 0.030 shares of our common stock were available for grant at July 2, 2011. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index, which are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense related to restricted stock and restricted stock units totaled $26.7 and $20.1 for the six months ended July 2, 2011 and July 3, 2010, respectively.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2010 through July 2, 2011:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	1.516	$50.97
Granted	0.803	63.09
Vested	(0.634)	51.47
Forfeited	(0.235)	69.60
Outstanding at July 2, 2011	1.450	54.34

As of July 2, 2011, there was $35.0 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.6 years.

The following table shows stock option activity from December 31, 2010 through July 2, 2011:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2010	0.635	$63.82
Exercised	(0.140)	65.52
Forfeited	(0.113)	90.93
Options outstanding and exercisable at July 2, 2011	0.382	55.21

The weighted-average remaining term, in years, of stock options outstanding and exercisable at July 2, 2011 was 1.0. The total number of in-the-money options exercisable on July 2, 2011 was 0.379. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on July 2, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at July 2, 2011 was $10.6. The aggregate intrinsic value of options exercised during the first six months of 2011 was $2.2, while the respective amount for the first six months of 2010 was $0.8.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	July 2, 2011	December 31, 2010
Foreign currency translation adjustment	$345.1	$223.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.2	(3.6)	(3.3)
Net unrealized gains on available-for-sale securities	0.9	6.1
Pension liability adjustment, net of tax benefit of $262.0 and $266.6, respectively (1)	(411.6)	(418.6)
Accumulated other comprehensive loss	$(69.2)	$(192.6)

(1)                                  As of July 2, 2011 and December 31, 2010, includes $3.1 and $3.2, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the six months ended July 2, 2011, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the six months ended July 3, 2010, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.1 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first two quarters of 2011 and 2010 were $0.25 per share and totaled $12.7 and $12.8 during the first and second quarters of 2011, respectively, and $12.5 and $12.4 during the first and second quarters of 2010, respectively. Second quarter dividends were paid on July 6, 2011 and July 6, 2010.

Changes in Equity

A summary of the changes in equity for the three months ended July 2, 2011 and July 3, 2010 is provided below:

	July 2, 2011			July 3, 2010
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity
Equity, beginning of period	$2,217.5	$5.4	$2,222.9	$1,846.7	$10.3	$1,857.0
Net income (loss)	34.3	0.7	35.0	78.8	(0.8)	78.0
Net unrealized gains on qualifying cash flow hedges net of tax provision of $0.1 and $0.3, respectively	0.1	—	0.1	0.7	—	0.7
Net unrealized loss on available-for-sale securities	(2.8)	—	(2.8)	—	—	—
Pension liability adjustment, net of tax provision of $2.6 and $3.8, respectively	4.6	—	4.6	6.4	—	6.4
Foreign currency translation adjustments	32.4	0.2	32.6	(97.5)	(0.4)	(97.9)
Total comprehensive income (loss)	68.6	0.9	69.5	(11.6)	(1.2)	(12.8)
Dividends declared	(12.8)	—	(12.8)	(12.4)	—	(12.4)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.1 and $0.2, respectively	7.1	—	7.1	6.1	—	6.1
Amortization of restricted stock and restricted stock unit grants	7.0	—	7.0	8.2	—	8.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	(0.4)	—	(0.4)
Dividends attributable to noncontrolling interest	—	—	—	—	(0.3)	(0.3)
Other changes in noncontrolling interest	—	—	—	—	(0.1)	(0.1)
Equity, end of period	$2,287.4	$6.3	$2,293.7	$1,836.6	$8.7	$1,845.3

A summary of the changes in equity for the six months ended July 2, 2011 and July 3, 2010 is provided below:

	July 2, 2011			July 3, 2010
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,097.7	$6.3	$2,104.0	$1,870.8	$10.7	$1,881.5
Net income (loss)	57.4	2.4	59.8	100.9	(1.6)	99.3
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $2.1 for the six months ended July 3, 2010	(0.3)	—	(0.3)	4.3	—	4.3
Net unrealized loss on available-for-sale securities	(5.2)	—	(5.2)	—	—	—
Pension liability adjustment, net of tax (provision) benefit of ($4.6) and $1.6, respectively	7.0	—	7.0	23.1	—	23.1
Foreign currency translation adjustments	121.9	0.6	122.5	(158.7)	(0.2)	(158.9)
Total comprehensive income (loss)	180.8	3.0	183.8	(30.4)	(1.8)	(32.2)
Dividends declared	(25.5)	—	(25.5)	(24.9)	—	(24.9)
Exercise of stock options and other incentive plan activity, including tax benefit of $5.7 and $1.8, respectively	24.3	—	24.3	13.2	—	13.2
Amortization of restricted stock and restricted stock unit grants	26.7	—	26.7	20.1	—	20.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	(16.6)	—	(16.6)	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	(4.1)	(4.1)	—	(0.3)	(0.3)
Other changes in noncontrolling interests	—	1.1	1.1	—	0.1	0.1
Equity, end of period	$2,287.4	$6.3	$2,293.7	$1,836.6	$8.7	$1,845.3

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $430.8 (including $365.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at July 2, 2011 and December 31, 2010, respectively. Of these amounts, $361.2 and $368.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 2, 2011 and December 31, 2010, respectively, with the remainder included in “Accrued expenses.”

We had insurance recovery assets related to risk management matters of $319.0 and $320.0 at July 2, 2011 and December 31, 2010, respectively, included in “Other assets” within our condensed consolidated balance sheets.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 90 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 26 sites at which the liability has not been settled, and only 10 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of July 2, 2011, our share of the aggregate contract value on open consortium arrangements was $419.6 (of which approximately 51.8% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,036.3. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45.1% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. At July 2, 2011 and December 31, 2010, we recorded liabilities of $3.4 and $3.2, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)         INCOME TAXES

Unrecognized Tax Benefits

As of July 2, 2011, we had gross unrecognized tax benefits of $92.1 (net unrecognized tax benefits of $73.9), of which $71.8, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 2, 2011, gross accrued interest excluded from the amounts above totaled $14.5 (net accrued interest of $10.8). There were no significant penalties recorded during the three and six months ended July 2, 2011 or July 3, 2010.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.0 to $30.0. The previously unrecognized tax benefits relate to a variety of tax issues including the ability to claim certain foreign tax credits, deductibility of interest expense in certain jurisdictions, and tax matters relating to prior acquisitions or dispositions.

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

During the second quarter of 2010, the IRS completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent’s report (“RAR”). We disagreed with and have protested certain adjustments to the Appeals Office of the IRS. Upon issuance of the RAR, we reduced a portion of our valuation allowance and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold, resulting in the recognition of income tax benefits of $22.0 and $7.3 to continuing and discontinued operations, respectively. While the resolution of these adjustments may result in tax liabilities that may differ from the accruals established, we believe that the resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. It is reasonably possible that these matters will be resolved within the next twelve months.

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

We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include: Canada for the 2000 to 2002 and 2006 tax returns, Germany for the 2005 to 2009 tax returns, and the United Kingdom for the 2008 tax return. We believe that any uncertain tax positions related to these examinations have been adequately provided for. During the second quarter of 2011 we were notified of the determination rendered on a Canadian federal income tax appeal and recognized a $2.5 tax benefit upon the effective settlement of the various issues. The outcome of the provincial taxes related to these matters is still pending.

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

As of July 2, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At July 2, 2011 and December 31, 2010, these assets had a fair value of $7.8 and $8.5, respectively, estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of July 2, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$5.5	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	7.6	—	7.8
Current liabilities — FX forward contracts and FX embedded derivatives	—	5.3	—
Long-term liabilities — FX embedded derivatives	—	24.0	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 2, 2011, including net unrealized losses included in earnings.

Six months ended July 2, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(0.7)
Balance at July 2, 2011	$7.8

During the second quarter of 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 7).  The fair value of SPX Heat Transfer Inc. was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that are applied to the historical and projected operating results of SPX Heat Transfer Inc. (unobservable inputs — Level 3).  We estimated the implied fair value of SPX Heat Transfer Inc.’s goodwill, which resulted in an impairment charge related to such goodwill of $17.2 during the second quarter of 2011.  In addition, we recorded an impairment charge in the second quarter of 2011 of $7.5 related to the indefinite-lived intangible assets of SPX Heat Transfer Inc., with the fair value of these intangible assets determined based on a projection of cash flows for the assets discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs — Level 3).

During the second quarter of 2011, we recorded an impairment charge of $3.7, to “Special charges, net” related to the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition (see Note 3). The fair value of these assets ($16.2) was determined by obtaining information in the specific markets being evaluated, including the costs incurred to produce similar assets and assumptions about demand in the market for these assets (unobservable inputs - Level 3).

During the second quarter of 2011, we determined that a trademark held by a business within our Industrial Products and Services segment was impaired and, thus, we recorded an impairment charge of $0.8 to “Special charges, net” during 2011. We determined the fair value of $1.2 by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (unobservable inputs - Level 3).

During the six months ended July 3, 2010, we recorded impairment charges of $2.0, to “Special charges, net” related to an idle facility and certain machinery and equipment (see Note 5). The fair values of these assets ($2.5 and $0.4, respectively) were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs - Level 3).

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at July 2, 2011 for similar debt, was $1,337.1 at July 2, 2011, compared to our carrying value of $1,246.8.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the second quarter of 2011, our revenue trends generally were consistent with first quarter results, as organic revenues for the quarter, compared to the respective 2010 period, increased 7.1% (organic revenue for the first quarter of 2011, compared to the respective 2010 period, increased 5.8%). The increase in organic revenue continued to be driven by our Flow Technology and Test and Measurement segments, as organic revenue growth for these segments totaled 14.2% and 8.0%, respectively, during the second quarter. Second quarter organic revenues for our Thermal Equipment and Services and Industrial Products and Services segments continued to be affected negatively by volume declines in China and lower pricing on power transformers, respectively.

Segment income for the three and six months ended July 2, 2011 totaled $132.3 and $246.8, respectively, compared to $135.7 and $242.2 during the three and six months ended July 3, 2010. Segment income during 2011 has been impacted favorably by the organic revenue growth within our Flow Technology and Test and Measurement segments. However, these year-over-year increases in segment income have been offset by the impact of unfavorable project mix within our Thermal Equipment and Services segment and lower pricing on power transformers in our Industrial Products and Services segment.

For the first six months of 2011, cash flows from operations totaled $12.8, compared to $23.4 during the first six months of 2010.

During the second half of 2011, we expect the organic revenue growth trends for the Flow Technology and Test and Measurement segments to continue at rates comparable to those experienced in the second quarter, and more favorable trends within our Thermal Equipment and Services and Industrial Products and Services segments.

Other matters of note, including items that impacted our financial performance for the first six months of 2011, were as follows:

•                  Acquisitions:

•                  In the Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd. (“Murdoch”), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1.

•                  In the Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne, Inc.’s Diagnostic Solutions business (“DS”), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2.

•                  Long-Term Debt:

•                  In June 2011, we entered into new senior credit facilities, with a total capacity of $1,800.0, which replaced our then-existing senior credit facilities.

•                  In June 2011, we redeemed our outstanding 6.25% senior notes, resulting in a principal payment of $21.3.

•                  In January 2011, we redeemed our outstanding 7.50% senior notes, resulting in a principal payment of $28.2.

•                  In the second quarter of 2011, we recorded an impairment charge of $24.7 related to the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit.

•                  During the first quarter of 2011, we recorded an insurance recovery of $6.3, within our Industrial Products and Services segment, related to a product liability matter that was settled in 2007.

•                  For one of our domestic pension plans, in the first quarter of 2011 we began amortizing the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants, as almost all of the plan participants have become inactive. This change resulted in a reduction in pension expense of approximately $10.0 during the six months ended July 2, 2011.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2011 are April 2, July 2 and October 1, compared to the respective April 3, July 3 and October 2, 2010 dates. This practice only impacts the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2011 and will have one more day in the fourth quarter of 2011 than in the respective 2010 periods.

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

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovations and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services we offer.

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

The following table provides selected financial information for the three and six months ended July 2, 2011 and July 3, 2010, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Revenues	$1,384.0	$1,188.8	16.4	$2,583.0	$2,273.4	13.6
Gross profit	383.3	353.0	8.6	732.6	666.2	10.0
% of revenues	27.7%	29.7%		28.4%	29.3%
Selling, general and administrative expense	281.5	254.5	10.6	569.1	502.8	13.2
% of revenues	20.3%	21.4%		22.0%	22.1%
Intangible amortization	9.3	6.4	45.3	16.5	12.6	31.0
Impairment of goodwill and other intangible assets	24.7	—	*	24.7	—	*
Special charges, net	8.9	4.4	*	12.0	11.2	7.1
Other income (expense), net	(1.8)	(1.8)	—	0.9	(13.9)	*
Interest expense, net	(22.3)	(19.3)	15.5	(45.0)	(38.2)	17.8
Equity earnings in joint ventures	5.0	7.2	(30.6)	13.8	15.9	(13.2)
Income from continuing operations before income taxes	39.8	73.8	(46.1)	80.0	103.4	(22.6)
Income tax provision	(7.5)	(4.2)	78.6	(21.0)	(15.9)	32.1
Income from continuing operations	32.3	69.6	(53.6)	59.0	87.5	(32.6)

Components of consolidated revenue growth:
Organic growth			7.1			6.3
Foreign currency			6.0			4.3
Acquisitions			3.3			3.0
Net revenue growth			16.4			13.6

*                                         Not meaningful for comparison purposes.

Revenues — For the three months ended July 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to organic revenue growth, incremental revenues of $39.1 associated with the acquisitions of Murdoch and DS in 2011 and the Anhydro business (“Anhydro”) in 2010, and the impact of the weaker U.S. dollar. The organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy and general industrial end markets of our Flow Technology segment, as well as increased demand from the automotive OEM customers and their dealers and growth in global aftermarket sales within our Test and Measurement segment.

For the six months ended July 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to organic revenue growth, incremental revenues of $67.2 associated with the acquisitions of Murdoch and DS in 2011 and Anhydro, Gerstenberg Schröder A/S (“Gerstenberg”), and Torque Tension Systems Ltd. (“TTS”) in 2010, and the impact of the weaker U.S. dollar. The organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy and general industrial end markets of our Flow Technology segment, as well as increased demand from the automotive OEM customers and their dealers and growth in global aftermarket sales within our Test and Measurement segment. These increases in organic revenue were offset partially by organic declines within our Thermal Equipment and Services segment, associated primarily with volume declines of dry cooling products in China and at SPX Heat Transfer Inc., and our Industrial Products and Services segment, related primarily to lower pricing on power transformers and lower sales of precision machine components.

Gross Profit — The increases in gross profit during the three and six months ended July 2, 2011, compared to the respective 2010 periods, were due primarily to the revenue performance described above. Gross profit for the six months ended July 2, 2011 also was favorably impacted by an insurance recovery of $6.3 related to a product liability matter that was settled in 2007. Despite the revenue performance described above, gross profit as a percentage of revenues declined for the three and six months ended July 2, 2011, when compared to the same periods in 2010, primarily as a result of unfavorable project mix within the Thermal Equipment and Services and

Flow Technology segments and lower pricing on power transformers within the Industrial Products and Services segment.

Selling, General and Administrative (“SG&A”) expenses — For the three and six months ended July 2, 2011, the increase in SG&A expense, compared to the respective 2010 periods, was due primarily to the following:

•                  Incremental SG&A associated with the Murdoch, DS, Anhydro, Gerstenberg and TTS acquisitions of $7.7 and $16.9, respectively;

•                  Additional SG&A to support the organic revenue growth during the three and six months ended July 2, 2011;

•                  An increase of $6.6 in stock compensation expense for the six months ended July 2, 2011, primarily attributable to (i) a higher fair value for the 2011 stock compensation awards resulting from an increase in our share price and (ii) an increase in the number of shares granted in 2011, primarily to participants that already met the service requirements under the plan at the time of the 2011 grant (i.e., age 55 and five years of service);

•                  Higher corporate expense as a result of increases in deferred compensation of $0.4 and $3.9 in the three and six months ended July 2, 2011 associated with current period earnings on participant account balances, and additional costs associated with certain corporate-led initiatives (e.g., global expansion and innovation); and

•                  A weaker U.S. dollar in the three and six months ended July 2, 2011 (compared to the respective 2010 periods), which resulted in an increase in SG&A of $14.3 and $18.7, respectively.

These increases were offset partially by a reduction in pension expense for the three and six months ended July 2, 2011, compared to the respective 2010 periods, primarily as a result of a change in the amortization period of the unrecognized gains/losses for one of our domestic pension plans.

Intangible Amortization — For the three and six months ended July 2, 2011, compared to the respective 2010 periods, the increase in intangible amortization was due primarily to incremental amortization associated with intangible assets purchased in the Murdoch, DS, Anhydro, Gerstenberg, and TTS acquisitions.

Impairment of Goodwill and Other Intangible Assets — For the three and six months ended July 2, 2011, we recorded an impairment charge of $24.7 associated with the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit, with $17.2 of the charge related to goodwill and $7.5 to tradenames. See Note 7 to the condensed consolidated financial statements for further discussion.

Special Charges, net — For the three and six months ended July 2, 2011, special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions and an impairment charge of $3.7 related to the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2011 and 2010.

Other Income (Expense), net — Other income (expense), net, for the three months ended July 2, 2011 was composed primarily of foreign currency transaction losses of $2.1 and a net decrease in the fair value of our foreign currency protection agreements (“FX forward contracts”) and currency forward embedded derivatives (“FX embedded derivatives”) of $1.9 (see Note 11 to our condensed consolidated financial statements), partially offset by investment earnings of $1.2 on participant deferred compensation balances and insurance settlements of $1.2 related to death benefits received. Other income (expense), net, for the three months ended July 3, 2010 was composed primarily of charges associated with a net decline in fair value of our FX forward contracts and FX embedded derivatives of $6.8, partially offset by foreign currency transaction gains of $4.3 and investment income of $0.7.

Other income (expense), net, for the six months ended July 2, 2011 was composed primarily of investment earnings of $4.7 on participant deferred compensation balances, insurance settlements of $2.8 related to death benefits received and a property insurance claim, partially offset by a net decrease in the fair value of our FX forward contracts and FX embedded derivatives of $1.0 (see Note 11 to our condensed consolidated financial statements), and foreign currency transaction losses of $5.2. Other income (expense), net, for the six months ended

July 3, 2010 was composed primarily of a net decline in fair value of our FX forward contracts and FX embedded derivatives of $19.1, partially offset by foreign currency transaction gains of $3.7 and investment income of $1.5.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, compared to the 2010 period, was the result of replacing the term loan under our then-existing senior credit facilities (a loan that carried an interest rate, inclusive of the impact of the related interest rate protection agreements (“Swaps”), of approximately 5.0%) with the $600.0 of 6.875% senior notes in August 2010. In addition, in connection with the refinancing of our senior credit facilities, which was completed on June 30, 2011, we wrote off $0.4 of deferred financing fees associated with our then-existing senior credit facilities. See Note 10 to our condensed consolidated financial statements for further discussion. Also, refer to the discussion of Liquidity and Financial Condition in our 2010 Annual Report on Form 10-K for details pertaining to our 2010 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were primarily attributable to earnings from our EGS Electrical Group, LLC and subsidiaries joint venture, which totaled $4.8 and $6.8 for the three months ended July 2, 2011 and July 3, 2010, respectively, and $13.3 and $15.1 for the six months ended July 2, 2011 and July 3, 2010, respectively.

Income Tax Provision — For the three months ended July 2, 2011, we recorded an income tax provision of $7.5 on $39.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 18.8%. This compares to an income tax provision for the three months ended July 3, 2010 of $4.2 on $73.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 5.7%. The effective income tax rate for the three months ended July 2, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process. In addition, we recorded an income tax benefit of $9.8 associated with the $24.7 impairment charge that was recorded during the three months ended July 2, 2011 related to the goodwill and indefinite-lived intangible assets of SPX Heat Transfer Inc. The effective income tax rate for the three months ended July 3, 2010 was impacted favorably by a tax benefit of $22.0 that was recorded during the period in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns.

For the six months ended July 2, 2011, we recorded an income tax provision of $21.0 on $80.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 26.3%. This compares to an income tax provision for the six months ended July 3, 2010 of $15.9 on $103.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.4%. The effective income tax rate for the six months ended July 2, 2011 was impacted favorably by the Canadian tax benefits of $2.5 and the income tax benefit of $9.8 associated with the SPX Heat Transfer Inc. impairment charge noted above. The effective income tax rate for the six months ended July 3, 2010 was impacted favorably by the tax benefit of $22.0 noted above. This benefit was offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

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

Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during the fourth quarter of 2010. During the first quarter of 2011, we recorded a net charge of $0.1 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations in connection with adjustments to certain liabilities that we retained.

PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the first quarter of 2010.

In addition to the businesses discussed above, we recognized a net gain of $2.7 and $0.9 during the three and six months ended July 2, 2011, respectively, and a net gain of $1.3 during the three and six months ended July 3, 2010, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2008 through 2010 period.

During the second quarter of 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service. In connection with such, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” associated with a business previously disposed of and reported as a discontinued operation.

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

For the three and six months ended July 2, 2011 and July 3, 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Income (loss) from discontinued operations	$(0.6)	$—	$(2.7)	$2.0
Income tax benefit	3.3	8.4	3.5	9.8
Income from discontinued operations, net	$2.7	$8.4	$0.8	$11.8

For the three and six months ended July 2, 2011 and July 3, 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues	$—	$0.9	$—	$3.8
Pre-tax loss	—	(0.2)	—	(0.4)

There were no assets or liabilities attributable to discontinued operations at July 2, 2011 and December 31, 2010.

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

Flow Technology

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Revenues	$492.8	$383.4	28.5	$948.7	$737.4	28.7
Segment income	56.6	45.2	25.2	113.0	86.5	30.6
% of revenues	11.5%	11.8%		11.9%	11.7%
Components of segment revenue growth:
Organic growth			14.2			16.1
Foreign currency			8.2			5.8
Acquisitions			6.1			6.8
Net segment revenue growth			28.5			28.7

Revenues — For the three and six months ended July 2, 2011, the increase in revenues, compared to the respective 2010 periods, was due to organic revenue growth, incremental revenues of $23.4 and $50.1 for the three and six months ended, respectively, associated with the acquisitions of Anhydro, Gerstenberg and Murdoch, and the favorable impact of a weaker U.S. dollar during the periods. Organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy and general industrial end markets.

Segment Income — For the three and six months ended July 2, 2011, segment income increased, compared to the respective 2010 periods, primarily as a result of the organic revenue growth noted above and the favorable impact of a weaker U.S. dollar during the period. Despite the revenue performance noted above, segment margin declined during the three months ended July 2, 2011, compared to the respective 2010 period, primarily as a result of unfavorable revenue mix and raw material price increases. For the six months ended July 2, 2011, segment margin increased, compared to the respective 2010 period, primarily as a result of the impact of the organic revenue growth noted above.

Test and Measurement

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Revenues	$288.1	$239.9	20.1	$537.0	$444.3	20.9
Segment income	29.0	23.7	22.4	48.6	37.1	31.0
% of revenues	10.1%	9.9%		9.1%	8.4%
Components of segment revenue growth:
Organic growth			8.0			13.6
Foreign currency			5.6			3.8
Acquisitions			6.5			3.5
Net segment revenue growth			20.1			20.9

Revenues — For the three and six months ended July 2, 2011, the increase in revenues, compared to the respective 2010 periods, was due to an increase in organic revenue, incremental revenue of $15.7 associated with the acquisition of DS, and the impact of a weaker U.S. dollar. The organic revenue growth was attributable primarily to an increase in sales to the segment’s automotive OEM customers and dealers, as well as to the global aftermarket.

Segment Income — For the three and six months ended July 2, 2011, segment income and margin increased, compared to the respective 2010 periods, primarily as a result of the organic revenue increase noted above.

Thermal Equipment and Services

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Revenues	$431.9	$392.2	10.1	$757.2	$744.6	1.7
Segment income	35.8	49.1	(27.1)	57.1	80.8	(29.3)
% of revenues	8.3%	12.5%		7.5%	10.9%
Components of segment revenue growth:
Organic growth (decline)			3.5			(3.1)
Foreign currency			6.6			4.8
Acquisitions			—			—
Net segment revenue growth			10.1			1.7

Revenues — For the three months ended July 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to an increase in organic revenue and the impact of a weaker U.S. dollar. The organic revenue growth was attributable primarily to (i) an increase in evaporative and dry cooling revenue in the Americas, (ii) execution on our backlog in South Africa, and (iii) the impact of a pre-season incentive program that the segment rolled-out for its boiler products during the second quarter of 2011.  These increases in organic revenues were offset partially by declines in sales of dry cooling products in China and sales by SPX Heat Transfer Inc.

For the six months ended July 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to the impact of a weaker U.S. dollar, partially offset by a decline in organic revenue.  The organic revenue decline was attributable primarily to (i) a decline in sales of dry cooling products in China and (ii) declines at SPX Heat Transfer Inc., offset partially by increases in evaporative cooling revenue in the Americas and organic revenue increases associated with the pre-season incentive program for the segment’s boiler products noted above.

Segment Income — For the three and six months ended July 2, 2011, segment income and margins decreased, compared to the respective 2010 periods, primarily as a result of unfavorable project mix and the revenue decline related to SPX Heat Transfer Inc. noted above.

Industrial Products and Services

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Revenues	$171.2	$173.3	(1.2)	$340.1	$347.1	(2.0)
Segment income	10.9	17.7	(38.4)	28.1	37.8	(25.7)
% of revenues	6.4%	10.2%		8.3%	10.9%
Components of segment revenue decline:
Organic decline			(1.9)			(2.9)
Foreign currency			0.7			0.5
Acquisitions			—			0.4
Net segment revenue decline			(1.2)			(2.0)

Revenues — For the three and six months ended July 2, 2011, the decrease in revenues, compared to the respective 2010 periods, was due primarily to a decline in organic revenues. The decline in organic revenues for the three months ended July 2, 2011 was due primarily to lower sales of precision machine components and solar power products. The decline in organic revenue for the six months ended July 2, 2011 was primarily due to lower pricing on power transformers and lower sales of precision machine components. These decreases in organic revenue for the three and six months ended July 2, 2011 were offset partially by additional sales of hydraulic tools and equipment.

Segment Income — For the three and six months ended July 2, 2011, the decrease in segment income and margin, compared to the respective 2010 periods, was due primarily to the organic revenue decline noted above, including the impact of reduced sales prices for power transformers. For the six months ended July 2, 2011, the decline was partially offset by an insurance recovery during the first quarter of $6.3 related to a product liability matter that was settled in 2007.

Corporate and Other Expenses

	Three months ended			Six months ended
	July 2,	July 3,		July 2,	July 3,
	2011	2010	% Change	2011	2010	% Change
Total consolidated revenues	$1,384.0	$1,188.8	16.4	$2,583.0	$2,273.4	13.6
Corporate expense	23.7	22.5	5.3	54.8	45.2	21.2
% of revenues	1.7%	1.9%		2.1%	2.0%
Stock-based compensation expense	7.0	8.2	(14.6)	26.7	20.1	32.8
Pension and postretirement expense	9.1	12.9	(29.5)	18.3	26.1	(29.9)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For the three and six months ended July 2, 2011, the increase in corporate expense was attributable to increases in deferred compensation of $0.4 and $3.9, respectively, associated with current period earnings on participant account balances, and additional costs associated with certain corporate-led initiatives (e.g., global expansion and innovation).

Stock-based Compensation Expense — The increase in stock-based compensation expense for the six months ended July 2, 2011, compared to the respective prior year period, was due primarily to an increase in the fair value of our 2011 restricted stock and restricted stock unit awards, and an increase in the number of shares granted in 2011, primarily to participants who already met the service requirements under the plan at the time of the 2011 grant (i.e., age 55 and five years of service). The weighted-average fair value of our 2011 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 28% compared to the weighted-average fair value of our 2010 awards. The decrease in stock-based compensation expense for the three months ended July 2, 2011, compared to the respective prior year period, was due primarily to stock granted in 2011 to participants who met the service requirements under the plan for the first time at the time of the 2011 grant (i.e. all compensation associated with such awards was recorded at the time of grant, during the first quarter of 2011).

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three and six months ended July 2, 2011, compared to the respective prior year periods, was due to an increase in the number of inactive participants in one of our domestic pension plans, which resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction in pension expense of approximately $10.0 during the six months ended July 2, 2011.

OUTLOOK

The following table highlights our backlog as of July 2, 2011 and December 31, 2010 and the revenue and profit margin expectations for our segments for 2011 based on information available at the time of this report.

Segment	Comments
Flow Technology

In the first half of 2011, the segment experienced a revenue increase of 28.7%, including organic growth of 16.1%. Based on increased demand across most of the end markets served by the segment and, to a lesser extent, incremental revenues from the 2010 and 2011 acquisitions and favorable foreign currency impact, we are projecting full year revenues to increase between 21% and 23% over 2010. We are projecting margins to be between 12.8% and 13.1% for 2011. The segment had backlog of $906.6 and $789.2 as of July 2, 2011 and December 31, 2010, respectively. We expect to convert approximately 74% of the segment’s July 2, 2011 backlog to revenue over the remainder of 2011.

Test and Measurement

In the first half of 2011, the segment experienced a revenue increase of 20.9%. For 2011, we are projecting full year revenues to increase between 17% and 19% over 2010, driven primarily by organic growth associated with increased new model introductions, our own new product launches, incremental revenues associated with the recent acquisition of DS and, to a lesser extent, favorable foreign currency impact. We are projecting margins to be between 9.1% and 9.4% for 2011. Backlog for the segment is not material, as its businesses are primarily short-cycle in nature.

Thermal Equipment and Services

In the first half of 2011, the segment experienced a revenue increase of 1.7%. We are projecting revenues to increase between 4% and 6% for the full year 2011 over 2010, with the organic revenue increase concentrated in South Africa, the United States, and Europe, partially offset by a decline in China. Additionally, we expect a favorable foreign currency impact. We are projecting margins to be between 9.9% and 10.2% for 2011. We had backlog of $1,448.0 and $1,625.1 as of July 2, 2011 and December 31, 2010, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 43% of the segment’s July 2, 2011 backlog to revenues during the remainder of 2011. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2014. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

In the first half of 2011, the segment experienced a revenue decline of 2.0%. We are projecting an increase in revenues of between 8% and 10% for the full year 2011 over 2010, driven primarily by organic growth associated with increased sales of communication technology products, hydraulic tools and equipment, and solar power products. We are projecting margins to be between 8.9% and 9.2% for 2011. Backlog for the segment totaled $494.4 and $359.4 as of July 2, 2011 and December 31, 2010, respectively. We expect to convert approximately 62% of the segment’s July 2, 2011 backlog to revenue over the remainder of 2011.

Annual sales in Japan are about 1% of our total annual revenues and we do not have manufacturing facilities in Japan nor do we expect any significant impact to our supply chain as a result of the recent tragic events in Japan. With regard to the broader implications of the Japan events, less than 3% of our total annual revenues are related to nuclear power. In total, we have approximately $144.0 of nuclear power orders in our backlog as of July 2, 2011, which is split evenly between our Flow Technology and Thermal Equipment and Services segments. We currently expect these orders to be delivered in 2011 and 2012. Future nuclear power orders could face funding and approval challenges; however, we are well positioned to benefit from alternative investments in natural gas, coal and solar power.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 2, 2011 and July 3, 2010.

Cash Flow

	Six months ended
	July 2,	July 3,
	2011	2010
Continuing operations:
Cash flows from operating activities	$12.8	$23.4
Cash flows used in investing activities	(102.5)	(84.7)
Cash flows from (used in) financing activities	8.1	(32.6)
Cash flows from (used in) discontinued operations	(2.3)	4.5
Change in cash and equivalents due to changes in foreign currency exchange rates	23.6	(25.4)
Net change in cash and equivalents	$(60.3)	$(114.8)

Operating Activities — The decrease in cash flows from operating activities during the six months ended July 2, 2011, as compared to the same period in 2010, was primarily the result of the year-over-year decline in earnings.

Investing Activities — The increase in cash used in investing activities during the six months ended July 2, 2011, as compared to the same period in 2010, was due primarily to increased capital expenditures during the first six months of 2011 (2011 - $46.9 vs. 2010 - $23.6), with the increase related primarily to the expansion of our power transformer facility in Waukesha, WI.

Financing Activities — The increase in cash flows from financing activities during the six months ended July 2, 2011, as compared to the same period in 2010, was due primarily to aggregate net borrowings on our senior credit facilities, trade receivables financing arrangement, and other financing arrangements of $97.8 during the first six months of 2011. This increase in cash flows from financing activities was offset partially by the following cash outflows that occurred during the first six months of 2011:

•                  Aggregate repayments of $49.5 associated with the redemption of the 7.50% and 6.25% senior notes; and

•                  The payment of $11.2 for financing fees associated with the new senior credit facilities that was entered into on June 30, 2011.

Discontinued Operations — The decrease in cash flows from discontinued operations during the six months ended July 2, 2011, as compared to the same period in 2010, was due primarily to cash proceeds recorded during the six months ended July 3, 2010 (i) of $3.0 in connection with the sale of PSD and (ii) for a $3.7 promissory note that was received in connection with a 2009 disposition. There were no proceeds received for business dispositions during the six months ended July 2, 2011.

Borrowings and Availability

Borrowings — The following table summarizes our debt activity for the first six months of 2011. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2010	Borrowings	Repayments	Other (6)	July 2, 2011
Domestic revolving credit facility(1)	$—	$375.0	$(340.0)	$—	$35.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (2)	28.2	—	(28.2)	—	—
6.25% senior notes (3)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement (4)	—	86.0	(29.0)	—	57.0
Other indebtedness (5)	48.1	6.6	(0.8)	0.9	54.8
Total debt	1,197.6	$467.6	$(419.3)	$0.9	1,246.8
Less: short-term debt	36.3				134.8
Less: current maturities of long-term debt	50.8				1.3
Total long-term debt	$1,110.5				$1,110.7

(1)                      We borrow and repay on our revolving credit facilities in the ordinary course of business and average daily borrowings on the facilities did not vary significantly during the six months ended July 2, 2011.

(2)                      These notes were redeemed in full in January 2011.

(3)                      These notes were redeemed in full in June 2011.

(4)                      Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(5)                      Includes balances under a purchase card program of $42.8 and $36.1 at July 2, 2011 and December 31, 2010, respectively.

(6)                      “Other” includes foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

On June 30, 2011, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. By entering into new facilities, we extended the maturity of our facilities until 2016, and improved our financial flexibility. The new senior credit facilities provide for committed senior secured financing of $1.8 billion, consisting of the following (each with a final maturity of June 30, 2016):

•                  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

•                  A global revolving credit facility, available for loans in U.S. Dollars, Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $300.0;

•                  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,100.0; and

•                  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $100.0.

In addition, the syndicate of lenders under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

In connection with the termination of our then-existing senior credit facilities, we incurred $0.4 of costs related to the write-off of deferred financing costs, with such amounts included in interest expense for the three and six months ended July 2, 2011.

We also may seek additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $1,000.0.

We are the borrower under all the facilities, and certain of our foreign subsidiaries are borrowers under the foreign credit instrument facilities (and we may in the future designate other subsidiaries to be borrowers under the revolving credit facilities and the foreign credit instrument facilities).

All borrowings and other extensions of credit under our new senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.

The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.

At July 2, 2011, we had $85.8 and $753.6 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $3.1 of letters of credit outstanding under separate arrangements in China and South Africa.

The interest rates applicable to loans under our new senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%
Between 2.00 to 1.0 and 3.00 to 1.0	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%
Between 1.50 to 1.0 and 2.00 to 1.0	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%
Between 1.00 to 1.0 and 1.50 to 1.0	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%
Less than 1.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.0% at July 2, 2011.

The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.20% per annum, respectively.

Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.

We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.

Indebtedness under our new senior credit facilities is guaranteed by:

•                  Each existing and subsequently acquired or organized domestic material subsidiary, with specified exceptions; and

•                  SPX Corporation with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral participation foreign credit instrument facility.

Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is “Ba2” or less (or not rated) by Moody’s and “BB” or less (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our and their assets. If our corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

Our new senior credit facilities require that we maintain:

•                  A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•                  A Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions by us).

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

We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after June 30, 2011 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from July 1, 2011 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit).

At July 2, 2011, we were in compliance with all covenant provisions of our new senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. In addition, we were in compliance with all covenant provisions of our senior notes as of July 2, 2011.

Availability — At July 2, 2011, we had $479.2 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $35.0 and to $85.8 reserved for outstanding letters of credit. In addition, at July 2, 2011, we had $446.4 of available issuance capacity under our foreign trade facilities after giving effect to $753.6 reserved for outstanding letters of credit. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of July 2, 2011, we had $4.7 available under the trade receivables financing agreement, after giving effect to borrowings of $57.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

As of July 2, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are included in accumulated other comprehensive loss (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of other income (expense), net in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $144.8 and $199.5 outstanding as of July 2, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $154.7 and $200.9 at July 2, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.9 and $4.1 as of July 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying approximately $1.5 of the unrealized loss to income over the next 12 months. The net gain (loss) recorded in “Other income (expense), net” from the change in the fair value of FX forward contracts and FX embedded derivatives totaled $(1.9) and $(1.0) for the three and six months ended July 2, 2011, respectively and $(6.8) and $(19.1) for the three and six months ended July 3, 2010, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	July 2, 2011				December 31, 2010
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$4.0	$—	$0.3	$—	$0.5	$—	$4.3	$—
FX embedded derivatives	1.1	—	5.0	24.0	2.6	—	1.8	33.2

Commodity Contracts

From time to time, we enter into commodity contracts. At July 2, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 2.5 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 2, 2011 and December 31, 2010, the fair values of these contracts were $0.4 and $1.0, respectively, recorded as a current asset. The unrealized gain, net of taxes, recorded in AOCI was $0.3 and $0.8 as of July 2, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months. The amount of gain/loss recognized during the three and six months ended July 2, 2011 and July 3, 2010 related to the ineffectiveness of the hedges was not material.

Investments in Equity Securities and Available-for-Sale Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At July 2, 2011 and December 31, 2010, the fair value of these investments was $7.6 and $12.8, respectively, recorded as a noncurrent asset.

We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At July 2, 2011 and December 31, 2010, these assets had a fair value of $7.8 and $8.5, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 2, 2011, including net unrealized losses included in earnings.

Six months ended July 2, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(0.7)
Balance at July 2, 2011	$7.8

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at July 2, 2011 for similar debt, was $1,337.1 at July 2, 2011, compared to our carrying value of $1,246.8.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our total net liabilities for unrecognized tax benefits including interest were $80.0 as of July 2, 2011. We believe that within the next 12 months it is reasonably possible that we could pay approximately $15.0 to $25.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2010 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 2, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2011.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 2, 2011 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended July 2, 2011.

ITEM 6. Exhibits

10.1

2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).

10.2	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.3

Credit Agreement, dated as of June 30, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on July 5, 2011 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 2, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010; (ii) Condensed Consolidated Balance Sheets at July 2, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 3, 2011	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 3, 2011	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1

2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).

10.2	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.3

Credit Agreement, dated as of June 30, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on July 5, 2011 (file no. 1-6948).

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 2, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2011 and July 3, 2010; (ii) Condensed Consolidated Balance Sheets at July 2, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010; and (iv) Notes to Consolidated Financial Statements.