Form 10-Q
period 2011-10-01
SPX CORP
filed 2011-11-02
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Common shares outstanding October 31, 2011 51,018,416

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues	$1,387.2	$1,288.4	$3,970.2	$3,561.8
Costs and expenses:
Cost of products sold	996.1	910.4	2,846.5	2,517.6
Selling, general and administrative	268.0	253.7	837.1	756.5
Intangible amortization	8.3	6.8	24.8	19.4
Impairment of goodwill and other intangible assets	—	—	24.7	—
Special charges, net	7.7	8.9	19.7	20.1
Operating income	107.1	108.6	217.4	248.2

Other expense, net	(34.6)	(6.8)	(33.7)	(20.7)
Interest expense	(23.7)	(22.4)	(71.5)	(63.5)
Interest income	1.4	1.0	4.2	3.9
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	—	(25.6)
Equity earnings in joint ventures	6.9	6.4	20.7	22.3
Income from continuing operations before income taxes	57.1	61.2	137.1	164.6

Income tax benefit (provision)	4.8	(21.5)	(16.2)	(37.4)
Income from continuing operations	61.9	39.7	120.9	127.2

Income (loss) from discontinued operations, net of tax	—	0.1	—	(0.3)
Gain (loss) on disposition of discontinued operations, net of tax	0.4	(0.1)	1.2	12.1
Income from discontinued operations, net of tax	0.4	—	1.2	11.8

Net income	62.3	39.7	122.1	139.0
Less: Net income (loss) attributable to noncontrolling interests	1.6	0.3	4.0	(1.3)
Net income attributable to SPX Corporation common shareholders	$60.7	$39.4	$118.1	$140.3

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$60.3	$39.4	$116.9	$128.5
Income from discontinued operations, net of tax	0.4	—	1.2	11.8
Net income	$60.7	$39.4	$118.1	$140.3

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.19	$0.79	$2.32	$2.59
Income from discontinued operations attributable to SPX Corporation common shareholders	0.01	—	0.02	0.24
Net income per share attributable to SPX Corporation common shareholders	$1.20	$0.79	$2.34	$2.83

Weighted-average number of common shares outstanding — basic	50.618	49.740	50.480	49.643

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.19	$0.78	$2.29	$2.56
Income from discontinued operations attributable to SPX Corporation common shareholders	0.01	—	0.02	0.23
Net income per share attributable to SPX Corporation common shareholders	$1.20	$0.78	$2.31	$2.79

Weighted-average number of common shares outstanding — diluted	50.804	50.445	51.039	50.222

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$396.2	$455.4
Accounts receivable, net	1,276.3	1,164.8
Inventories	695.4	564.3
Other current assets	127.7	176.1
Deferred income taxes	65.6	67.9
Total current assets	2,561.2	2,428.5
Property, plant and equipment:
Land	39.1	40.8
Buildings and leasehold improvements	269.9	264.1
Machinery and equipment	852.9	767.1
	1,161.9	1,072.0
Accumulated depreciation	(572.1)	(526.8)
Property, plant and equipment, net	589.8	545.2
Goodwill	1,645.8	1,634.6
Intangibles, net	715.6	719.5
Deferred income taxes	11.1	—
Other assets	662.3	665.5
TOTAL ASSETS	$6,185.8	$5,993.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$664.1	$538.8
Accrued expenses	1,024.8	1,080.1
Income taxes payable	16.7	16.3
Short-term debt	85.5	36.3
Current maturities of long-term debt	1.3	50.8
Total current liabilities	1,792.4	1,722.3

Long-term debt	1,114.8	1,110.5
Deferred and other income taxes	71.0	86.9
Other long-term liabilities	943.8	969.6
Total long-term liabilities	2,129.6	2,167.0

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (98,618,253 and 50,990,882 issued and outstanding at October 1, 2011, respectively, and 98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively)	992.8	986.7
Paid-in capital	1,496.6	1,461.1
Retained earnings	2,438.5	2,358.6
Accumulated other comprehensive loss	(160.9)	(192.6)
Common stock in treasury (47,627,371 and 47,774,155 shares at October 1, 2011 and December 31, 2010, respectively)	(2,510.4)	(2,516.1)
Total SPX Corporation shareholders’ equity	2,256.6	2,097.7
Noncontrolling interests	7.2	6.3
Total equity	2,263.8	2,104.0
TOTAL LIABILITIES AND EQUITY	$6,185.8	$5,993.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 1,	October 2,
	2011	2010
Cash flows from (used in) operating activities:
Net income	$122.1	$139.0
Less: Income from discontinued operations, net of tax	1.2	11.8
Income from continuing operations	120.9	127.2
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	19.7	20.1
Impairment of goodwill and other intangible assets	24.7	—
Loss on early extinguishment of interest rate protection agreements and term loan	—	25.6
Deferred and other income taxes	(29.3)	15.9
Depreciation and amortization	89.1	82.9
Pension and other employee benefits	43.2	50.6
Stock-based compensation	34.5	25.4
Loss on FX forward contracts and FX embedded derivatives, net	32.8	20.5
Other, net	5.2	3.5
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(60.0)	(230.3)
Inventories	(134.0)	1.6
Accounts payable, accrued expenses, and other	(1.6)	(76.8)
Cash spending on restructuring actions	(21.2)	(22.5)
Net cash from continuing operations	124.0	43.7
Net cash used in discontinued operations	(2.8)	(3.2)
Net cash from operating activities	121.2	40.5
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	0.3	2.3
(Increase) decrease in restricted cash	(2.8)	2.5
Business acquisitions and other investments, net of cash acquired	(53.1)	(122.1)
Capital expenditures	(77.9)	(35.7)
Net cash used in continuing operations	(133.5)	(153.0)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $7.4 for the nine months ended October 2, 2010)	0.5	7.4
Net cash used in investing activities	(133.0)	(145.6)
Cash flows used in financing activities:
Borrowings under senior credit facilities	660.0	174.0
Repayments under senior credit facilities	(660.0)	(739.5)
Borrowings under senior notes	—	600.0
Repayments of senior notes	(49.5)	—
Borrowings under trade receivables agreement	96.0	35.0
Repayments under trade receivables agreement	(50.0)	(41.0)
Net borrowings (repayments) under other financing arrangements	1.5	(1.0)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	—	(5.5)
Financing fees paid	(11.7)	(12.6)
Dividends paid (includes noncontrolling interest distributions of $2.9 and $0.5 for the nine months ended October 1, 2011 and October 2, 2010, respectively)	(40.7)	(37.7)
Net cash used in continuing operations	(54.4)	(28.3)
Net cash from discontinued operations	—	—
Net cash used in financing activities	(54.4)	(28.3)
Change in cash and equivalents due to changes in foreign currency exchange rates	7.0	1.5
Net change in cash and equivalents	(59.2)	(131.9)
Consolidated cash and equivalents, beginning of period	455.4	522.9
Consolidated cash and equivalents, end of period	$396.2	$391.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in millions, except per share data)

(1)                                BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The financial statements represent our accounts after the elimination of intercompany transactions and, in our opinion, include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. All our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

Our only significant investment reported under the equity method is our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries (“EGS”) joint venture, which we account for on a three-month lag. EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $121.8 and $6.7 and $110.5 and $6.2 for the three months ended October 1, 2011 and October 2, 2010, respectively. For the nine months ended October 1, 2011 and October 2, 2010, EGS’s revenues and our equity earnings from our investment in EGS, as included in our condensed consolidated statements of operations, totaled $355.1 and $20.0 and $326.6 and $21.3, respectively. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2010 Annual Report on Form 10-K. Interim results may not be indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations (see Note 3 for information on discontinued operations).

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

In December 2010, the FASB issued guidance to modify the goodwill impairment test by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 of the goodwill impairment test if the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate that the goodwill is more likely than not impaired. For such reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which require that goodwill of a reporting unit be tested for impairment between interim or annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for the first reporting period beginning after December 15, 2010. We adopted the guidance on January 1, 2011 with no material impact on our consolidated financial statements.

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

In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Topic 350 of the Codification. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

(3)                                ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

In March 2011, our Flow Technology segment completed the acquisition of B.W. Murdoch Ltd. (“Murdoch”), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1, after payment of a working capital settlement of $0.7 during the third quarter of 2011. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

In March 2011, our Test and Measurement segment completed the acquisition of substantially all of the assets of Teradyne Inc.’s Diagnostic Solutions business (“DS”), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2. DS had revenues of approximately $42.0 in the twelve months prior to the date of acquisition.

In July 2010, our Flow Technology segment completed the acquisition of the Anhydro business (“Anhydro”), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

In April 2010, our Industrial Products and Services segment completed the acquisition of Torque Tension Systems Ltd. (“TTS”), a global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

In February 2010, our Flow Technology segment completed the acquisition of Gerstenberg Schröder A/S (“Gerstenberg”), a designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

The pro forma effects of the completed acquisitions were not material, individually or in the aggregate, to our results of operations.

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

On August 24, 2011, we entered into an agreement to purchase Clyde Union (Holdings) S.A.R.L (“Clyde Union”), a global supplier of pump technologies that are utilized in oil and gas processing, power generation and other industrial applications.  On November 1, 2011, we executed an amendment to that agreement. Under the amended agreement, the purchase price (payable in cash) is equal to the sum of (i) an initial payment of 565.0 British Pounds (“GBP”) plus (ii) an earn-out payment equal to 11.8 times the amount by which the March 31, 2012 Group Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve months (Group EBITDA terms are as defined in the related share purchase agreement) is greater than 47.881 GBP, if any, and (iii) a separate earn-out payment equal to:

Annual 2012 Group EBITDA less Earn-Out Threshold
10.0 GBP	x	(185.0 GBP less any payment made under (ii) above).

The Earn-Out Threshold is 65.0 GBP unless March 31, 2012 Group EBITDA for the trailing twelve months is less than 47.881 GBP, in which case it is 112.881 GBP less the amount of the trailing twelve month March 31, 2012 Group EBITDA.

In no event shall either earn-out payment be less than zero nor shall the aggregate earn-out payments exceed 185.0 GBP.

Consummation of the transaction is subject to certain closing conditions, including the receipt of required regulatory approvals, with the closing targeted to occur by December 22, 2011.

Clyde Union has approximately 2,000 employees, is based in Glasgow, United Kingdom, and operates eight manufacturing facilities and 25 service centers around the world. We expect that the acquisition of Clyde Union will expand our market position within, and create a global power and energy platform for, our Flow Technology segment.

We plan to finance the acquisition with available cash and committed senior secured financing. See Note 10 for further details on the senior secured financing.

On October 31, 2011, our Flow Technology segment completed the acquisition of e&e Verfahrenstechnik GmbH, a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 12.3 Euros, net of cash assumed of 2.2 Euros, with an additional potential earn-out of 3.5 Euros.

Discontinued Operations

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continual review, we determined that certain of our businesses would be better strategic fits with other companies or investors.

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

Business	Quarter Discontinued	Quarter Sale Closed
Cooling Spain Packaging business (“Cooling Spain”)	Q4 2010	Q4 2010
P.S.D., Inc. (“PSD”)	Q2 2009	Q1 2010

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

In addition to the businesses discussed above, we recognized a net gain of $0.4 and $1.3 during the three and nine months ended October 1, 2011, respectively, a net loss of $0.1 and a net gain of $1.2 during the three and nine months ended October 2, 2010, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2008 through 2010 period.

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

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers, or if we cannot come to agreement, an arbitration process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these, and other previous divestitures, will be materially adjusted in subsequent periods.

For the three and nine months ended October 1, 2011 and October 2, 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Income (loss) from discontinued operations	$0.7	$(0.1)	$(2.0)	$1.9
Income tax (provision) benefit	(0.3)	0.1	3.2	9.9
Income from discontinued operations, net	$0.4	$—	$1.2	$11.8

For the three and nine months ended October 1, 2011 and October 2, 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues	$—	$1.4	$—	$5.2
Pre-tax income (loss)	—	0.1	—	(0.3)

There were no assets or liabilities attributable to discontinued operations at October 1, 2011 and December 31, 2010.

(4)                                BUSINESS SEGMENT INFORMATION

We are a global provider of flow technology, test and measurement products and services, thermal equipment and services, and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, such as valves, fluid handling equipment, metering and mixing solutions, specialty service tools, diagnostic systems, service equipment and technical information services, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including food and beverage processing, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our business segments, including the results of businesses acquired from the respective dates of acquisition, were as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues (1):
Flow Technology	$527.9	$438.6	$1,476.6	$1,176.0
Test and Measurement	255.6	227.6	792.6	671.9
Thermal Equipment and Services	433.9	438.7	1,191.1	1,183.3
Industrial Products and Services	169.8	183.5	509.9	530.6
Total revenues	$1,387.2	$1,288.4	$3,970.2	$3,561.8

Segment income:
Flow Technology	$70.1	$58.2	$183.1	$144.7
Test and Measurement	29.4	17.8	78.0	54.9
Thermal Equipment and Services	40.8	60.1	97.9	140.9
Industrial Products and Services	16.1	21.6	44.2	59.4
Total segment income	156.4	157.7	403.2	399.9

Corporate expense	(25.1)	(21.5)	(79.9)	(66.7)
Pension and postretirement expense	(8.7)	(13.4)	(27.0)	(39.5)
Stock-based compensation expense	(7.8)	(5.3)	(34.5)	(25.4)
Impairment of goodwill and other intangible assets	—	—	(24.7)	—
Special charges, net	(7.7)	(8.9)	(19.7)	(20.1)

Consolidated operating income	$107.1	$108.6	$217.4	$248.2

(1)                                 Under the percentage of completion method, we recognized revenues of $375.9 and $362.7 in the three months ended October 1, 2011 and October 2, 2010, respectively. For the nine months ended October 1, 2011 and October 2, 2010, revenues under the percentage of completion method were $1,074.8 and $978.5, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $277.0 and $228.1 as of October 1, 2011 and December 31, 2010, respectively. The October 1, 2011 balance includes $275.2 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. The December 31, 2010 balance includes $226.3 reported as a component of “Accounts receivable, net” and $1.8 as a component of “Other assets” in the condensed consolidated balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $236.7 and $373.9 as of October 1, 2011 and December 31, 2010, respectively. The October 1, 2011 balance was reported as a component of “Accrued expenses”. The December 31, 2010 balance includes $364.5 reported as a component of “Accrued expenses” and $9.4 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)           SPECIAL CHARGES

Special charges, net, for the three and nine months ended October 1, 2011 and October 2, 2010, are summarized and described in more detail below:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Flow Technology	$5.6	$2.0	$9.4	$8.5
Test and Measurement	0.5	2.7	6.0	6.0
Thermal Equipment and Services	—	3.6	1.8	4.8
Industrial Products and Services	1.5	—	2.3	—
Corporate	0.1	0.6	0.2	0.8
Total	$7.7	$8.9	$19.7	$20.1

Flow Technology segment — Charges for the three months ended October 1, 2011 related primarily to headcount reductions at facilities in Germany and China, and lease exit costs for a facility in Denmark. In addition, charges for the nine months ended October 1, 2011 included charges related to the integration of Anhydro and Gerstenberg, the reorganization of the segment’s systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010. Charges for the three and nine months ended October 2, 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for one facility in Australia and two facilities in New Zealand, additional costs associated with restructuring activities initiated in 2009, and impairment charges associated with an idle facility in Lake Mills, WI ($0.1 and $1.1 for the three and nine months ended October 2, 2010, respectively), as well as costs associated with the segment’s regional reorganization and the movement of certain functions to the new European shared service center in Manchester, United Kingdom.

Test and Measurement segment — Charges for the three and nine months ended October 1, 2011 and October 2, 2010 related primarily to costs associated with headcount reductions and consolidation activities for a number of domestic and foreign facilities. In addition, during the nine months ended October 1, 2011, the segment recorded an impairment charge of $3.7 associated with the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition. Lastly, charges for the three and nine months ended October 2, 2010 included facility impairment charges of $1.6.

Thermal Equipment and Services segment — Charges for the nine months ended October 1, 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy and lease exit costs associated with two facilities in Germany. Charges for the three and nine months ended October 2, 2010 related primarily to costs associated with headcount reductions at facilities in China, Europe and Tulsa, OK. Additionally, charges for the nine months ended October 2, 2010 included fixed asset impairment charges of $1.0.

Industrial Products and Services segment — Charges for the three months ended October 1, 2011 related primarily to costs associated with headcount reductions at a facility in Raymond, ME. Charges for the nine months ended October 1, 2011 also included an impairment charge of $0.8.

Corporate — Charges for the three and nine months ended October 1, 2011 related primarily to our legal entity reduction initiative. Charges for the three and nine months ended October 2, 2010 related primarily to asset impairment charges of $0.6 and our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the nine months ended October 1, 2011 and October 2, 2010:

	Nine months ended
	October 1,	October 2,
	2011	2010
Beginning balance	$20.7	$26.0
Special charges (1)	15.1	15.8
Adjustments related to acquisition accounting	—	0.4
Utilization — cash	(21.2)	(22.5)
Currency translation adjustment and other	0.6	(0.1)
Ending balance	$15.2	$19.6

(1)                                  The nine months ended October 1, 2011 and October 2, 2010 exclude $4.6 and $4.3, respectively, of non-cash special charges that impact special charges but not the restructuring and integration related liabilities.

(6)           INVENTORIES

Inventories comprised the following amounts:

	October 1, 2011	December 31, 2010
Finished goods	$252.0	$190.3
Work in process	161.5	113.9
Raw material and purchased parts	314.3	292.5
Total FIFO cost	727.8	596.7
Excess of FIFO cost over LIFO inventory value	(32.4)	(32.4)
Total inventories	$695.4	$564.3

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 26% and 29% of the total inventory at October 1, 2011 and December 31, 2010, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $5.0 and $5.9 at October 1, 2011 and December 31, 2010, respectively.

(7)                                GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2010	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	October 1, 2011
Flow Technology
Gross goodwill	$702.7	$3.2	$—	$3.6	$709.5
Accumulated impairments	—	—	—	—	—
Goodwill	702.7	3.2	—	3.6	709.5

Test & Measurement
Gross goodwill	434.5	16.9	—	3.3	454.7
Accumulated impairments	(257.0)	—	—	(1.7)	(258.7)
Goodwill	177.5	16.9	—	1.6	196.0

Thermal Equipment and Services
Gross goodwill	602.6	—	—	4.0	606.6
Accumulated impairments	(114.1)	—	(17.2)	—	(131.3)
Goodwill	488.5	—	(17.2)	4.0	475.3

Industrial Products and Services
Gross goodwill	351.8	—	—	(0.9)	350.9
Accumulated impairments	(85.9)	—	—	—	(85.9)
Goodwill	265.9	—	—	(0.9)	265.0

Total
Gross goodwill	2,091.6	20.1	—	10.0	2,121.7
Accumulated impairments	(457.0)	—	(17.2)	(1.7)	(475.9)
Goodwill	$1,634.6	$20.1	$(17.2)	$8.3	$1,645.8

(1)                                  Includes adjustments resulting from recent acquisitions not consummated during the nine months ended October 1, 2011 of ($4.8) and foreign currency translation adjustments totaling $13.1.

Other Intangibles

Identifiable intangible assets comprised the following:

	October 1, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$19.3	$(17.3)	$2.0	$24.6	$(21.6)	$3.0
Technology	118.0	(29.8)	88.2	116.7	(23.3)	93.4
Customer relationships	261.8	(64.4)	197.4	239.7	(51.6)	188.1
Other	38.5	(18.0)	20.5	35.4	(13.5)	21.9
	437.6	(129.5)	308.1	416.4	(110.0)	306.4
Trademarks with indefinite lives (1)	407.5	—	407.5	413.1	—	413.1
Total	$845.1	$(129.5)	$715.6	$829.5	$(110.0)	$719.5

(1)           Balance at October 1, 2011 reflects impairment charges recorded during the second quarter of 2011 associated with businesses within our Thermal Equipment and Services and Industrial Products and Services segments of $7.5 and $0.8, respectively.

Estimated annual amortization expense related to these intangible assets is $32.6 in 2011, $28.5 in 2012, $26.5 in 2013, $25.8 in 2014 and $23.9 in 2015.

At October 1, 2011, the net carrying value of intangible assets with determinable lives consisted of $161.4 in the Flow Technology segment, $75.9 in the Test and Measurement segment, $59.5 in the Thermal Equipment and Services segment, and $11.3 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $208.3 in the Flow Technology segment, $54.3 in the Test and Measurement segment, $130.7 in the Thermal Equipment and Services segment, and $14.2 in the Industrial Products and Services segment.

We annually test the recoverability of our goodwill and indefinite-lived intangible assets during the fourth quarter based on a measurement date as of the end of the third quarter. In addition, we test such assets for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual impairment testing during the fourth quarter of 2010, our SPX Heat Transfer Inc. reporting unit had an estimated fair value that was comparable to the carrying value of its net assets. In the second quarter of 2011, SPX Heat Transfer Inc. experienced an additional decline in its revenues and profitability, furthering a trend that began late in the first quarter of 2011, in comparison to (i) recent historical results and (ii) expected results for the period, due to the challenging conditions within the U.S. power market. Although we expect financial results for the reporting unit to rebound, the projections of future discounted cash flows as of the end of the second quarter of 2011 indicated that the reporting unit’s fair value was less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer Inc.’s goodwill ($17.2) and indefinite-lived intangible assets ($7.5). After the $24.7 impairment charge, SPX Heat Transfer Inc. had goodwill and indefinite-lived intangible assets of $3.6 and $22.6, respectively.

(8)           WARRANTY

The following is an analysis of our product warranty accrual for the nine months ended October 1, 2011 and October 2, 2010:

	Nine months ended
	October 1,	October 2,
	2011	2010
Balance at beginning of period	$55.8	$56.7
Acquisitions	1.1	2.1
Provisions	18.7	19.7
Usage	(18.7)	(22.6)
Balance at end of period	56.9	55.9
Less: Current portion of warranty	47.2	45.1
Non-current portion of warranty	$9.7	$10.8

(9)                               EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service cost	$2.5	$2.3	$7.5	$7.0
Interest cost	14.4	15.2	43.1	45.8
Expected return on plan assets	(16.6)	(17.1)	(49.3)	(51.3)
Amortization of unrecognized losses	5.8	9.1	17.4	27.4
Amortization of unrecognized prior service credits	(0.3)	(0.2)	(0.7)	(0.6)
Total net periodic benefit expense	5.8	9.3	18.0	28.3
Less: Net periodic benefit expense of discontinued operations	—	—	—	—
Net periodic benefit expense of continuing operations	$5.8	$9.3	$18.0	$28.3

Foreign Pension Plans

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service cost	$0.6	$0.6	$1.9	$1.7
Interest cost	3.8	3.6	11.0	10.5
Expected return on plan assets	(4.1)	(3.7)	(12.4)	(10.7)
Amortization of unrecognized losses	0.3	0.5	0.8	1.3
Total net periodic benefit expense	0.6	1.0	1.3	2.8
Less: Net periodic benefit expense of discontinued operations	(0.3)	—	(0.3)	—
Net periodic benefit expense of continuing operations	$0.3	$1.0	$1.0	$2.8

Postretirement Plans

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	1.7	2.0	5.3	6.0
Amortization of unrecognized losses	1.2	1.3	3.5	3.2
Amortization of unrecognized prior service credits	(0.4)	(0.3)	(1.1)	(1.0)
Net periodic postretirement benefit expense of continuing operations	$2.6	$3.1	$8.0	$8.4

During the first nine months of 2011, we made contributions of approximately $10.6 to our foreign and qualified domestic pension plans, of which $1.4 related to businesses classified as discontinued operations.

An increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in the first quarter of 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction to pension expense of approximately $5.0 and $15.0 during the three and nine months ended October 1, 2011, respectively.

(10)        INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2011:

	December 31, 2010	Borrowings	Repayments	Other (6)	October 1, 2011
Domestic revolving loan facility	$—	$660.0	$(660.0)	$—	$—
6.875% senior notes (1)	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (2)	28.2	—	(28.2)	—	—
6.25% senior notes (3)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement (4)	—	96.0	(50.0)	—	46.0
Other indebtedness (5)	48.1	3.8	(2.3)	6.0	55.6
Total debt	1,197.6	$759.8	$(761.8)	$6.0	1,201.6
Less: short-term debt	36.3				85.5
Less: current maturities of long-term debt	50.8				1.3
Total long-term debt	$1,110.5				$1,114.8

(1)           In August 2010, we issued $600.0 of 6.875% senior notes that mature in 2017. The proceeds from the issuance were used to repay the remaining balance ($562.5) under the term loan of our then-existing senior credit facilities. In connection with the early repayment of the term loan, we also terminated the related interest rate protection agreements. Cost associated with the early repayment of the term loan and the termination of the interest rate protection agreements totaled $25.6, including $1.1 for the write-off of deferred financing costs, $0.2 for fees related to the early repayment of the term loan, and $24.3 to settle the interest rate protection agreements.

(2)           These notes were redeemed in full in January 2011.

(3)           These notes were redeemed in full in June 2011.

(4)           Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(5)           Includes balances under a purchase card program of $38.8 and $36.1 at October 1, 2011 and December 31, 2010, respectively.

(6)           “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

New Senior Credit Facilities

On June 30, 2011, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. The new senior credit facilities provide for committed senior secured financing of $1,800.0, consisting of the following (each with a final maturity of June 30, 2016):

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

In addition, the lenders in the syndicate under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

The new senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $1,000.0.

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

At October 1, 2011, we had $83.8 and $654.5 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $2.9 of letters of credit outstanding under separate arrangements in China and South Africa.

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.3% at October 1, 2011.

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

During the third quarter of 2011, we were in compliance with all covenant provisions of our new senior credit facilities and our senior notes.

Modifications to Senior Credit Facilities

On October 5, 2011, we modified our existing senior credit facilities in order to provide additional committed senior secured financing in an aggregate amount of $800.0, consisting of the following term loans (collectively, the “Term Loans”):

•                 A delayed draw incremental term loan, in an aggregate principal amount of $300.0, repayable in full on the date that is 18 months after the date of its funding; and

•                 A delayed draw incremental term loan, in an aggregate principal amount of $500.0, repayable in quarterly installments (with annual repayments, as a percentage of the initial principal amount, of 0% for 2011 and 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

We intend to use the proceeds of the Term Loans to finance the Clyde Union acquisition and also may repay debt outstanding at the time of funding.

We may borrow against the Term Loans in a single drawing on or before December 31, 2011.  If we do not consummate the Clyde Union acquisition substantially contemporaneously with such borrowing, we are required to maintain the proceeds of the Term Loans in a cash collateral account with the administrative agent until used for the Clyde Union acquisition.  The ability to draw on the Term Loans is subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. We are required to repay the Term Loans in full if we do not consummate the Clyde Union acquisition.

The interest rates applicable to the Term Loans are calculated in a manner consistent with our existing senior credit facilities. The interest rate margins applicable to LIBOR and alternate base rate Term Loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	LIBOR Rate Loans	ABR Loans

Greater than or equal to 3.00 to 1.0	2.250%	1.250%
Between 2.00 to 1.0 and 3.00 to 1.0	2.125%	1.125%
Between 1.50 to 1.0 and 2.00 to 1.0	2.000%	1.000%
Between 1.00 to 1.0 and 1.50 to 1.0	1.750%	0.750%
Less than 1.00 to 1.0	1.500%	0.500%

We will pay an upfront fee in an amount equal to an approximate average of 0.5% of the commitment of each lender providing a portion of the Term Loans. In addition, we are required to pay a commitment fee in an amount equal to 0.275% per annum of the daily unused amount of the commitment of the Term Loans, which will accrue from October 5, 2011 through the date on which Term Loan amounts are borrowed (or the commitment is terminated).

Except as noted below, the Term Loans require mandatory prepayments in circumstances consistent with the existing credit facilities. Mandatory prepayments will be applied, first, to repay any amounts outstanding under the Term Loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and after the Term Loans and any such incremental term loans have been repaid in full, and second, to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). As with the existing credit facilities, no prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.  In addition, upon the incurrence of unsecured indebtedness in the form of a private or public note or bond issuance, the net proceeds of such indebtedness will be applied to the extent necessary to repay in full any amounts outstanding under the $300.0 term loan.

Consistent with the existing senior credit facilities, we may voluntarily prepay the Term Loans, in whole or in part, without premium or penalty. Any prepayment of the Term Loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of LIBOR rate borrowings other than on the last day of the relevant interest period.

The Term Loans are guaranteed, secured, and subject to representations, warranties, covenants and events of default in a manner consistent with the existing senior credit facilities.

The existing credit facilities include a foreign trade facility and bilateral foreign trade facilities, each available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,100.0 and $100.0, respectively. As part of our modification of the existing senior credit facilities, we obtained a $100.0 commitment for an additional bilateral foreign trade facility, thereby increasing the total bilateral trade facilities to an aggregate principal amount in various currencies up to the equivalent of $200.0.  Effective upon this increase in the bilateral foreign trade facilities, we reduced our foreign credit commitments on a pro rata basis under the foreign trade facility by an aggregate amount of $100.0, thereby reducing the foreign trade facilities to an aggregate principal amount in various currencies up to the equivalent of $1,000.0.

(11)                         DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

Prior to the August 2010 repayment of our variable rate term loan, we maintained interest rate protection agreements (“Swaps”) to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of the borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan, we terminated all our Swaps resulting in a cash payment of $26.9

(including $2.6 of accrued interest) and a charge to earnings of $24.3 during the three months ended October 2, 2010.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize the impact of any currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of goods sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other expense, net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $844.5 and $199.5 outstanding as of October 1, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $107.9 and $200.9 at October 1, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.6 and $4.1 as of October 1, 2011 and December 31, 2010, respectively. We anticipate reclassifying approximately $1.8 of the unrealized loss to income over the next 12 months.

Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the purchase price of the Clyde Union acquisition, which, as previously noted, will be paid in GBP. From the inception of these agreements until October 1, 2011, the U.S. dollar strengthened against the GBP by approximately 5.0%. As a result, we recorded a non-cash charge during the third quarter of 2011 of $30.6, which was recorded in “Other expense, net” and based on the fair value of these agreements as of October 1, 2011.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At October 1, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 2.3 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of October 1, 2011 and December 31, 2010, the fair values of these contracts were $2.2 (current liability) and $1.0 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was ($1.2) and $0.8 as of October 1, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.

The following summarizes the fair value of our derivative financial instruments:

	October 1, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$—	Other current assets	$1.0
FX forward contracts	Other current assets	0.1	—	—
		$0.1		$1.0

FX forward contracts	Accrued expenses	$—	Accrued expenses	$(2.9)
Commodity contracts	Accrued expenses	(2.2)	—	—
		$(2.2)		$(2.9)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$1.0	Other current assets	$0.5
FX embedded derivatives	Other current assets	0.8	Other current assets	2.6
		$1.8		$3.1

FX forward contracts	Accrued expenses	$(30.9)	Accrued expenses	$(1.4)
FX embedded derivatives	Accrued expenses	(0.6)	Accrued expenses	(1.8)
FX embedded derivatives	Other long-term liabilities	(16.6)	Other long-term liabilities	(33.2)
		$(48.1)		$(36.4)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended October 1, 2011 and October 2, 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2011	2010	reclassified from AOCI	2011	2010
Swaps	$—	$(3.1)	Interest expense	$—	$(1.9)
Swaps	—	—	Loss on early extinguishment of interest rate protection agreements and term loan	—	(24.3)
FX forward contracts	0.4	(1.0)	Cost of products sold	0.1	—
FX embedded derivatives	—	(0.5)	Cost of products sold	—	0.5
Commodity contracts	(2.4)	0.8	Cost of products sold	0.1	(0.1)
	$(2.0)	$(3.8)		$0.2	$(25.8)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the nine months ended October 1, 2011 and October 2, 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2011	2010	reclassified from AOCI	2011	2010
Swaps	$—	$(9.3)	Interest expense	$—	$(12.7)
Swaps	—	—	Loss on early extinguishment of interest rate protection agreements and term loan	—	(24.3)
FX forward contracts	0.4	(4.3)	Cost of products sold	(0.4)	—
FX embedded derivatives	—	2.1	Cost of products sold	—	1.1
Commodity contracts	(2.4)	(0.1)	Cost of products sold	0.9	0.5
	$(2.0)	$(11.6)		$0.5	$(35.4)

(1)                                 During the nine months ended October 1, 2011, losses of $0.2 were recognized in “Other expense, net” relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and nine months ended October 2, 2010, gains of $0.2 and $1.1, respectively, were recognized in “Other expense, net” relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended October 1, 2011 and October 2, 2010:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2011	2010
FX forward contracts	Other expense, net	$(35.2)	$0.4
FX embedded derivatives	Other expense, net	3.8	(2.0)
		$(31.4)	$(1.6)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the nine months ended October 1, 2011 and October 2, 2010:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2011	2010
FX forward contracts	Other expense, net	$(33.6)	$2.9
FX embedded derivatives (1)	Other expense, net	1.0	(24.5)
		$(32.6)	$(21.6)

(1)                                  Includes $4.6 of losses reclassified from AOCI during the nine months ended October 2, 2010 resulting from the discontinuance of cash flow hedge accounting as the forecasted transactions were determined to no longer be probable.

(12)        EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Weighted-average shares outstanding used in basic income per share	50.618	49.740	50.480	49.643
Dilutive Securities — Employee stock options and restricted stock units	0.186	0.705	0.559	0.579
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.804	50.445	51.039	50.222

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.128 and 0.093 for the three and nine months ended October 1, 2011, respectively, and 0.431 and 0.434 for the three and nine months ended October 2, 2010, respectively. For the three and nine months ended October 1, 2011, 1.316 and 0.443, respectively, and for the three and nine months ended October 2, 2010, 0.101 and 0.102, respectively, of unvested restricted stock units were excluded from the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006 and 2011, the successor plan to the 1992 Stock Compensation Plan, up to 4.679 shares of our common stock were available for grant at October 1, 2011. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by 2.5 shares.

During the nine months ended October 1, 2011 and October 2, 2010, we classified excess tax benefits from stock-based compensation of $6.5 and $3.0, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”). Under the Directors’ Plan, up to 0.030 shares of our common stock were available for grant at October 1, 2011. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense related to restricted stock and restricted stock units totaled $34.5 and $25.4 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2010 through October 1, 2011:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	1.516	$50.97
Granted	0.832	62.73
Vested	(0.635)	51.48
Forfeited	(0.263)	67.87
Outstanding at October 1, 2011	1.450	54.35

As of October 1, 2011, there was $27.3 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

The following table shows stock option activity from December 31, 2010 through October 1, 2011:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2010	0.635	$63.82
Exercised	(0.154)	65.44
Forfeited	(0.113)	90.93
Options outstanding and exercisable at October 1, 2011	0.368	54.87

The weighted-average remaining term, in years, of stock options outstanding and exercisable at October 1, 2011 was 0.8. The total number of in-the-money options exercisable on October 1, 2011 was 0.173. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on October 1, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at October 1, 2011 was $1.2. The aggregate intrinsic value of options exercised during the first nine months of 2011 was $2.5, while the related amount for the first nine months of 2010 was $1.1.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	October 1, 2011	December 31, 2010
Foreign currency translation adjustment	$253.0	$223.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $3.2 and $2.2, respectively	(4.8)	(3.3)
Net unrealized gains (losses) on available-for-sale securities	(1.6)	6.1
Pension and postretirement liability adjustment and other, net of tax benefit of $258.8 and $266.6, respectively (1)	(407.5)	(418.6)
Accumulated other comprehensive loss	$(160.9)	$(192.6)

(1)                                  As of October 1, 2011 and December 31, 2010, includes $3.1 and $3.2, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the nine months ended October 1, 2011, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the nine months ended October 2, 2010, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.3 and increased by $5.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first three quarters of both 2011 and 2010 were $0.25 per share and totaled $12.7, $12.8 and $12.7 in the first, second and third quarters of 2011, respectively, and $12.5, $12.4 and $12.5 in the first, second and third quarters of 2010, respectively.  Third quarter dividends were paid on October 4, 2011 and October 5, 2010.

Changes in Equity

A summary of the changes in equity for the three months ended October 1, 2011 and October 2, 2010 is provided below:

	October 1, 2011			October 2, 2010
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,287.4	$6.3	$2,293.7	$1,836.6	$8.7	$1,845.3
Net income	60.7	1.6	62.3	39.4	0.3	39.7
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit (provision) of $1.0 and $(8.7), respectively	(1.2)	—	(1.2)	13.3	—	13.3
Net unrealized loss on available-for-sale securities	(2.5)	—	(2.5)	—	—	—
Pension and postretirement liability adjustment and other, net of tax provision of $3.2 and $3.2, respectively	4.1	—	4.1	4.4	—	4.4
Foreign currency translation adjustments	(92.1)	(0.7)	(92.8)	133.3	0.4	133.7
Total comprehensive income (loss)	(31.0)	0.9	(30.1)	190.4	0.7	191.1
Dividends declared	(12.7)	—	(12.7)	(12.5)	—	(12.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.2 and $0.2, respectively	5.1	—	5.1	4.8	—	4.8
Amortization of restricted stock and stock unit grants	7.8	—	7.8	5.3	—	5.3
Dividends attributable to noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Other changes in noncontrolling interests	—	—	—	—	(0.1)	(0.1)
Equity, end of period	$2,256.6	$7.2	$2,263.8	$2,024.6	$9.1	$2,033.7

A summary of the changes in equity for the nine months ended October 1, 2011 and October 2, 2010 is provided below:

	October 1, 2011			October 2, 2010
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$2,097.7	$6.3	$2,104.0	$1,870.8	$10.7	$1,881.5
Net income (loss)	118.1	4.0	122.1	140.3	(1.3)	139.0
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit (provision) of $1.0 and $(10.8), respectively	(1.5)	—	(1.5)	17.6	—	17.6
Net unrealized loss on available-for-sale securities	(7.7)	—	(7.7)	—	—	—
Pension and postretirement liability adjustment and other, net of tax provision of $7.8 and $1.6, respectively	11.1	—	11.1	27.5	—	27.5
Foreign currency translation adjustments	29.8	(0.1)	29.7	(25.4)	0.2	(25.2)
Total comprehensive income (loss)	149.8	3.9	153.7	160.0	(1.1)	158.9
Dividends declared	(38.2)	—	(38.2)	(37.4)	—	(37.4)
Exercise of stock options and other incentive plan activity, including tax benefit of $5.9 and $2.0, respectively	29.4	—	29.4	18.0	—	18.0
Amortization of restricted stock and stock unit grants	34.5	—	34.5	25.4	—	25.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	(16.6)	—	(16.6)	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	(4.1)	(4.1)	—	(0.5)	(0.5)
Other changes in noncontrolling interests	—	1.1	1.1	—	—	—
Equity, end of period	$2,256.6	$7.2	$2,263.8	$2,024.6	$9.1	$2,033.7

(13)        CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $431.3 (including $368.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at October 1, 2011 and December 31, 2010, respectively. Of these amounts, $360.8 and $368.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at October 1, 2011 and December 31, 2010, respectively, with the remainder included in “Accrued expenses.”

We had insurance recovery assets related to risk management matters of $319.0 and $320.0 at October 1, 2011 and December 31, 2010, respectively, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 91 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites at which the liability has not been settled, and only 11 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate the aggregate probable remaining liability at these sites is immaterial.

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

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact on our business, financial condition, results of operations or cash flows.

Risk Management Matters

We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against loss exposure.

Collaborative Arrangements

Collaborative arrangements are defined as contractual arrangements in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. Costs incurred and revenues generated from transactions with third parties are required to be reported by the collaborators on the appropriate line item in their respective income statements.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of October 1, 2011, our share of the aggregate contract value on open consortium arrangements was $398.8 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $1,006.1. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. At October 1, 2011 and December 31, 2010, we recorded liabilities of $3.4 and $3.2, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)                         INCOME TAXES

Unrecognized Tax Benefits

As of October 1, 2011, we had gross unrecognized tax benefits of $84.6 (net unrecognized tax benefits of $65.8), of which $63.7, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 1, 2011, gross accrued interest excluded from the amounts above totaled $13.0 (net accrued interest of $9.9). There were no significant penalties recorded during the three and nine months ended October 1, 2011 or October 2, 2010.

Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $30.0 to $40.0. The previously unrecognized tax benefits relate to a variety of tax issues including the deductibility of interest expense in certain jurisdictions and tax matters relating to prior acquisitions or dispositions.

Uncertain Tax Positions and Other Tax Matters

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

During the third quarter of 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this method change, we have determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during the third quarter of 2011, we reversed the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. This favorable adjustment was partially offset by $6.9 of federal income taxes that were recorded in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

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

The IRS currently is performing an audit of our 2008 and 2009 federal income tax returns. At this stage, the outcome of the audit is uncertain; however, we believe that any contingencies are adequately provided for. We reasonably expect to conclude this examination within the next twelve months.

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

We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include: Canada for the 2000 to 2002 and 2006 tax returns, Germany for the 2005 to 2009 tax returns, and the United Kingdom for the 2009 tax return. We believe that any uncertain tax positions related to these examinations have been adequately provided for. During the second quarter of 2011, we were notified of the determination rendered on a Canadian federal income tax appeal and recognized a $2.5 tax benefit upon the effective settlement of the various issues. The outcome of the provincial taxes related to these matters is still pending.

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

As of October 1, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At October 1, 2011 and December 31, 2010, these assets had a fair value of $7.2 and $8.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of October 1, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.9	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	5.1	—	7.2
Current liabilities — FX forward contracts, FX embedded derivatives, and commodity contracts	—	33.7	—
Long-term liabilities — FX embedded derivatives	—	16.6	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 1, 2011, including net unrealized losses included in earnings.

Nine months ended October 1, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(1.3)
Balance at October 1, 2011	$7.2

During the nine months ended October 1, 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 7). The fair value of SPX Heat Transfer Inc. was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that are applied to the historical and projected operating results of SPX Heat Transfer Inc. (unobservable inputs — Level 3). We estimated the implied fair value of SPX Heat Transfer Inc.’s goodwill, which resulted in an impairment charge related to such goodwill of $17.2 during the second quarter of 2011.  In addition, we recorded an impairment charge in the second quarter of 2011 of $7.5 related to the indefinite-lived intangible assets of SPX Heat Transfer Inc., with the fair value of these intangible assets determined based on a projection of cash flows for the assets discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs — Level 3).

During the nine months ended October 1, 2011, we recorded an impairment charge of $3.7 to “Special charges, net” related to the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition (see Note 3). The fair value of these assets ($16.2) was determined by obtaining information in the specific markets being evaluated, including the costs incurred to produce similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

During the nine months ended October 1, 2011, we determined that a trademark held by a business within our Industrial Products and Services segment was impaired and, thus, we recorded an impairment charge of $0.8 to “Special charges, net” during 2011. We determined the fair value of $1.2 by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (unobservable inputs — Level 3).

During the nine months ended October 2, 2010, we recorded impairment charges of $4.3 to “Special charges, net” related to idle facilities and certain machinery and equipment (see Note 5). The fair values of these assets ($5.5 and $0.4, respectively) were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at October 1, 2011 for similar debt, was $1,246.4 at October 1, 2011, compared to our carrying value of $1,201.6.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

During the third quarter of 2011, our revenue trends generally were consistent with the first half of the year, as organic revenues for the quarter, compared to the respective 2010 period, increased 4.1% (organic revenue for the first nine months of 2011, compared to the respective 2010 period, increased 5.6%). The increase in organic revenue continued to be driven by our Flow Technology and Test and Measurement segments, as organic revenue growth for these segments totaled 16.3% and 4.8%, respectively, during the third quarter of 2011. Third quarter 2011 organic revenues for our Thermal Equipment and Services and Industrial Products and Services segments continued to be affected negatively by volume declines in China and lower volumes and pricing on power transformers, respectively.

Segment income for the three and nine months ended October 1, 2011 totaled $156.4 and $403.2, respectively, compared to $157.7 and $399.9 during the three and nine months ended October 2, 2010. Segment income during 2011 has been impacted favorably by the revenue growth within our Flow Technology and Test and Measurement segments. However, these year-over-year increases in segment income have been offset by the impact of unfavorable project mix within our Thermal Equipment and Services segment and lower volumes and pricing on power transformers in our Industrial Products and Services segment.

For the first nine months of 2011, cash flows from operations totaled $124.0, compared to $43.7 during the first nine months of 2010, with the increase attributable to a decline in working capital investments during the nine months ended October 1, 2011.

During the fourth quarter of 2011, we expect the organic revenue growth trends for the Flow Technology and Test and Measurement segments to continue at rates comparable to those experienced during the first nine months of 2011, and more favorable trends within our Thermal Equipment and Services and Industrial Products and Services segments.

Other matters of note, including items that impacted our financial performance for the first nine months of 2011, were as follows:

•                  Acquisitions:

•                  On August 24, 2011, in the Flow Technology segment, we entered into an agreement to purchase Clyde Union (Holdings) S.A.R.L. (“Clyde Union”). On November 1, 2011, we executed an amendment to that agreement. The purchase price, under the amended agreement, includes an initial payment of 565.0 British Pounds (“GBP”), plus potential earn-out payments of up to 185.0 GBP (see Note 3 to the condensed consolidated financial statements for additional details on the potential earn-outs).

•                  The acquisition is targeted to close by December 22, 2011.

•                  The purchase price will be funded with available cash and the two term loans noted below.

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

•                  Long-Term Debt:

•                  Following the end of the quarter, on October 5, 2011 we modified our senior credit facilities in order to provide additional committed senior secured financing in an aggregate amount of $800.0, consisting of two term loans.

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

•                  Income Taxes — During the third quarter of 2011, we recorded an income tax benefit of $27.8 associated with the reversal of the valuation allowance on our existing foreign tax credit carryforwards.  This benefit was offset partially by $6.9 of federal income taxes that were recorded in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

•                  Other:

•                  Beginning on August 30, 2011, we entered into foreign currency protection agreements to hedge a significant portion of the purchase price of the Clyde Union acquisition, which, as previously noted, will be paid in GBP. From the inception of these agreements until October

                        1, 2011, the U.S. dollar strengthened against the GBP by approximately 5.0%. As a result, we recorded a non-cash charge during the third quarter of 2011 of $30.6, which was recorded in “Other expense, net” and based on the fair value of these agreements as of October 1, 2011.

•                  In the second quarter of 2011, within our Thermal Equipment and Services segment, we recorded an impairment charge of $24.7 related to the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit.

•                  During the first quarter of 2011, we recorded an insurance recovery of $6.3, within our Industrial Products and Services segment, related to a product liability matter.

•                  For one of our domestic pension plans, in the first quarter of 2011, we began amortizing the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants, as almost all of the plan participants have become inactive. This change resulted in a reduction in pension expense of approximately $5.0 and $15.0 during the three and nine months ended October 1, 2011.

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

The following table provides selected financial information for the three and nine months ended October 1, 2011 and October 2, 2010, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Revenues	$1,387.2	$1,288.4	7.7	$3,970.2	$3,561.8	11.5
Gross profit	391.1	378.0	3.5	1,123.7	1,044.2	7.6
% of revenues	28.2%	29.3%		28.3%	29.3%
Selling, general and administrative expense	268.0	253.7	5.6	837.1	756.5	10.7
% of revenues	19.3%	19.7%		21.1%	21.2%
Intangible amortization	8.3	6.8	22.1	24.8	19.4	27.8
Impairment of goodwill and other intangible assets	—	—	*	24.7	—	*
Special charges, net	7.7	8.9	(13.5)	19.7	20.1	(2.0)
Other expense, net	(34.6)	(6.8)	408.8	(33.7)	(20.7)	62.8
Interest expense, net	(22.3)	(21.4)	4.2	(67.3)	(59.6)	12.9
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	*	—	(25.6)	*
Equity earnings in joint ventures	6.9	6.4	7.8	20.7	22.3	(7.2)
Income from continuing operations before income taxes	57.1	61.2	(6.7)	137.1	164.6	(16.7)
Income tax benefit (provision)	4.8	(21.5)	(122.3)	(16.2)	(37.4)	(56.7)
Income from continuing operations	61.9	39.7	55.9	120.9	127.2	(5.0)

Components of consolidated revenue growth:
Organic growth			4.1			5.6
Foreign currency			2.5			3.6
Acquisitions			1.1			2.3
Net revenue growth			7.7			11.5

*Not meaningful for comparison purposes.

Revenues — For the three and nine months ended October 1, 2011, the increase in revenues, compared to the respective 2010 periods, was due to organic revenue growth, the impact of the weaker U.S. dollar, and incremental revenues of $13.7 and $80.9 associated with the acquisitions of Murdoch and DS in 2011, and the Anhydro business (“Anhydro”), Torque Tension Systems Ltd. (“TTS”), and Gerstenberg Schröder A/S (“Gerstenberg”) in July, April and February 2010, respectively. The organic revenue growth was attributable primarily to sales into the food and beverage, power and energy and general industrial end markets of our Flow Technology segment, as well as increased demand from the automotive OEM customers and their dealers within our Test and Measurement segment.  These increases in organic revenue were offset partially by organic declines within our Thermal Equipment and Services segment, associated primarily with volume declines of dry cooling products in China and at SPX Heat Transfer Inc., and our Industrial Products and Services segment, related primarily to lower sales of power transformers.

Gross Profit — The increase in gross profit during the three and nine months ended October 1, 2011, compared to the respective 2010 periods, was due primarily to the revenue performance described above. Gross profit for the nine months ended October 1, 2011 also was favorably impacted by an insurance recovery of $6.3 during the first quarter of 2011 related to a product liability matter. Despite the revenue performance described above, gross profit as a percentage of revenues declined for the three and nine months ended October 1, 2011, when compared to the same periods in 2010, primarily as a result of unfavorable project mix within the Thermal Equipment and Services and Flow Technology segments and lower pricing on power transformers within the Industrial Products and Services segment. In addition, we incurred start-up costs of $3.2 and $7.0 during the three and nine months ended October 1, 2011, respectively, associated with the expansion of our power transformer facility in Waukesha, WI.

Selling, General and Administrative (“SG&A”) expenses — For the three and nine months ended October 1, 2011, the increase in SG&A expense, compared to the respective 2010 periods, was due primarily to:

•                  Incremental SG&A associated with the Murdoch, DS, Anhydro, TTS and Gerstenberg acquisitions of $1.8 and $18.7, respectively;

•                  Additional SG&A to support the organic revenue growth during the periods;

•                  An increase of $2.5 and $9.1, respectively, in stock compensation expense, primarily attributable to a higher fair value for the 2011 stock compensation awards resulting from an increase in our share price;

•                  Higher corporate expense, primarily as a result of costs associated with certain corporate-led initiatives (e.g., global expansion and innovation); and

•                  A weaker U.S. dollar (compared to the respective 2010 periods), which resulted in an increase in SG&A of $5.9 and $24.6, respectively.

These increases were offset partially by a reduction in pension expense for the three and nine months ended October 1, 2011 primarily as a result of a change in the amortization period of the unrecognized gains/losses for one of our domestic pension plans.

Intangible Amortization — For the three and nine months ended October 1, 2011, compared to the respective 2010 periods, the increase in intangible amortization was due primarily to amortization associated with intangible assets purchased in the Murdoch, DS, Anhydro, TTS, and Gerstenberg acquisitions.

Impairment of Goodwill and Other Intangible Assets — For the nine months ended October 1, 2011, we recorded an impairment charge of $24.7 associated with the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit, with $17.2 of the charge related to goodwill and $7.5 to tradenames. See Note 7 to the condensed consolidated financial statements for further discussion.

Special Charges, net — For the three and nine months ended October 1, 2011, special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. The amount for the nine months ended October 1, 2011 also included an impairment charge of $3.7 related to the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2011 and 2010.

Other Expense, net — Other expense, net, for the three months ended October 1, 2011 was composed primarily of a decrease in the fair value of our foreign currency protection agreements (“FX forward contracts”) of $35.2, partially offset by gains on our currency forward embedded derivatives (“FX embedded derivatives”) of $3.8 and foreign currency transaction gains of $0.2. The expense associated with the FX forward contracts includes a non-cash charge of $30.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition, which will be paid at closing in GBP. From the inception of these FX forward contracts through October 1, 2011, the U.S. dollar strengthened against the GBP by approximately 5.0%.  Other expense, net, for the three months ended October 2, 2010 was composed primarily of a charge associated with the net decrease in the fair value of our FX forward contracts and FX embedded derivatives of $1.4 and foreign currency transaction losses of $5.9, partially offset by investment income of $0.7.

Other expense, net, for the nine months ended October 1, 2011 was composed primarily of a decrease in the fair value of our FX forward contracts of $33.6 and foreign currency transaction losses of $4.6, partially offset by gains on FX embedded derivatives of $0.8 and insurance settlements of $2.8 related to death benefits received and a property insurance claim. The expense associated with the FX forward contracts includes a non-cash charge incurred during the third quarter of 2011 of $30.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. Other expense, net, for the nine months ended October 2, 2010 consisted primarily of a charge associated with the net decrease in the fair value of our FX forward contracts and FX embedded derivatives of $20.5 (see Note 11 to our condensed consolidated financial statements) and foreign currency transaction losses of $2.2, partially offset by investment income of $2.2.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, compared to the 2010 periods, was the result of replacing the term loan under our then-existing senior credit facilities (a loan that carried an interest rate, inclusive of the impact of the related interest rate protection agreements (“Swaps”), of approximately 5.0%) with the $600.0 of 6.875% senior notes in August 2010. In addition, in connection with the refinancing of our senior credit facilities, which was completed on June 30, 2011, we wrote off $0.4 of deferred financing fees associated with our then-existing senior credit facilities. See Note 10 to our condensed consolidated financial statements for further discussion. Also, refer to the discussion of Liquidity and Financial Condition in our 2010 Annual Report on Form 10-K for details pertaining to our 2010 debt activity.

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

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were primarily attributable to earnings from our EGS Electrical Group, LLC and subsidiaries joint venture, which totaled $6.7 and $6.2 for the three months ended October 1, 2011 and October 2, 2010, respectively, and $20.0 and $21.3 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Income Tax Provision — For the three months ended October 1, 2011, we recorded an income tax benefit of $4.8 on $57.1 of pre-tax income from continuing operations, resulting in an effective tax rate of (8.4%). This compares to an income tax provision for the three months ended October 2, 2010 of $21.5 on $61.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.1%.  During the third quarter of 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we have determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during the third quarter of 2011, we reversed the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. This favorable adjustment was partially offset by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

For the nine months ended October 1, 2011, we recorded an income tax provision of $16.2 on $137.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 11.8%. This compares to an income tax provision for the nine months ended October 2, 2010 of $37.4 on $164.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 22.7%. The effective income tax rate for the nine months ended October 1, 2011 was impacted by the items noted above for the three months ended October 1, 2011, along with tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $4.5 of tax credits related to the expansion of our power transformer plant in Waukesha, WI. The effective income tax rate for the nine months ended October 2, 2010 was impacted favorably by a tax benefit of $22.0 that was recorded during the period in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns. This benefit was offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act.

RESULTS OF DISCONTINUED OPERATIONS

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continual review, we determined that certain of our businesses would be better strategic fits with other companies or investors.

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

Business	Quarter Discontinued	Quarter Sale Closed
Cooling Spain Packaging business (“Cooling Spain”)	Q4 2010	Q4 2010
P.S.D., Inc. (“PSD”)	Q2 2009	Q1 2010

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

In addition to the businesses discussed above, we recognized a net gain of $0.4 and $1.3 during the three and nine months ended October 1, 2011, respectively, and a net loss of $0.1 and a net gain of $1.2 during the three and nine months ended October 2, 2010, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2008 through 2010 period.

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

For the three and nine months ended October 1, 2011 and October 2, 2010, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Income (loss) from discontinued operations	$0.7	$(0.1)	$(2.0)	$1.9
Income tax (provision) benefit	(0.3)	0.1	3.2	9.9
Income from discontinued operations, net	$0.4	$—	$1.2	$11.8

For the three and nine months ended October 1, 2011 and October 2, 2010, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues	$—	$1.4	$—	$5.2
Pre-tax income (loss)	—	0.1	—	(0.3)

There were no assets or liabilities attributable to discontinued operations at October 1, 2011 and December 31, 2010.

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

Flow Technology

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Revenues	$527.9	$438.6	20.4	$1,476.6	$1,176.0	25.6
Segment income	70.1	58.2	20.4	183.1	144.7	26.5
% of revenues	13.3%	13.3%		12.4%	12.3%
Components of segment revenue growth:
Organic growth			16.3			16.1
Foreign currency			3.6			5.0
Acquisitions			0.5			4.5
Net segment revenue growth			20.4			25.6

Revenues — For the three and nine months ended October 1, 2011, the increase in revenues, compared to the respective 2010 periods, was due to organic revenue growth, incremental revenues of $2.4 and $52.5 for the three and nine months ended, respectively, associated with the acquisitions of Murdoch, Anhydro, and Gerstenberg, and the favorable impact of a weaker U.S. dollar during the periods. Organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy and general industrial end markets.

Segment Income — For the three and nine months ended October 1, 2011, segment income increased, compared to the respective 2010 periods, primarily as a result of the organic revenue growth and the acquisitions noted above. Despite the revenue performance noted above, segment margins generally remained unchanged during the three and nine months ended October 1, 2011, compared to the respective 2010 periods, as the additional absorption provided by the organic revenue increases was offset by the impact of a higher percentage of low-margin systems’ revenue during 2011.

Test and Measurement

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Revenues	$255.6	$227.6	12.3	$792.6	$671.9	18.0
Segment income	29.4	17.8	65.2	78.0	54.9	42.1
% of revenues	11.5%	7.8%		9.8%	8.2%
Components of segment revenue growth:
Organic growth			4.8			10.7
Foreign currency			2.5			3.3
Acquisitions			5.0			4.0
Net segment revenue growth			12.3			18.0

Revenues — For the three and nine months ended October 1, 2011, the increase in revenues, compared to the respective 2010 periods, was due to an increase in organic revenue, incremental revenues of $11.3 and $27.0 for the three and nine months ended October 1, 2011, respectively, associated with the acquisition of DS, and the impact of a weaker U.S. dollar. The organic revenue growth was attributable primarily to an increase in sales to the segment’s automotive OEM customers and dealers, as well as to the global aftermarket.

Segment Income — For the three and nine months ended October 1, 2011, segment income and margin increased, compared to the respective 2010 periods, primarily as a result of the organic revenue increase noted above as well as contributions from the acquisition of DS.

Thermal Equipment and Services

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Revenues	$433.9	$438.7	(1.1)	$1,191.1	$1,183.3	0.7
Segment income	40.8	60.1	(32.1)	97.9	140.9	(30.5)
% of revenues	9.4%	13.7%		8.2%	11.9%
Components of segment revenue growth (decline):
Organic decline			(3.6)			(3.0)
Foreign currency			2.5			3.7
Acquisitions			—			—
Net segment revenue growth (decline)			(1.1)			0.7

Revenues — For the three months ended October 1, 2011, the decrease in revenues, compared to the respective 2010 period, was due to a decline in organic revenue, partially offset by the impact of a weaker U.S. dollar. The organic revenue decrease was attributable primarily to declines in sales of dry cooling products in China, offset partially by an increase in evaporative cooling revenue in the Americas.

For the nine months ended October 2, 2011, the increase in revenues, compared to the respective 2010 period, was due to the impact of a weaker U.S. dollar, partially offset by a decline in organic revenue.  The organic revenue decline was attributable primarily to a decline in sales of dry cooling products in China and declines at SPX Heat Transfer Inc., offset partially by increases in evaporative cooling revenue in the Americas.

Segment Income — For the three and nine months ended October 1, 2011, segment income and margins decreased, compared to the respective 2010 periods, primarily as a result of unfavorable project mix and the revenue decline related to SPX Heat Transfer Inc. noted above.

Industrial Products and Services

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Revenues	$169.8	$183.5	(7.5)	$509.9	$530.6	(3.9)
Segment income	16.1	21.6	(25.5)	44.2	59.4	(25.6)
% of revenues	9.5%	11.8%		8.7%	11.2%
Components of segment revenue decline:
Organic decline			(7.8)			(4.6)
Foreign currency			0.3			0.4
Acquisitions			—			0.3
Net segment revenue decline			(7.5)			(3.9)

Revenues — For the three and nine months ended October 1, 2011, the decrease in revenues, compared to the respective 2010 periods, was due to a decline in organic revenues. The decline in organic revenue was primarily due to lower sales of power transformers. These decreases in organic revenue for the three and nine months ended October 1, 2011 were offset partially by additional sales of hydraulic tools and equipment.

Segment Income — For the three and nine months ended October 1, 2011, the decrease in segment income and margin, compared to the respective 2010 periods, was due primarily to the organic revenue decline noted above, including the impact of reduced sales prices for power transformers. In addition, we incurred start-up costs of $3.2 and $7.0 during the three and nine months ended October 1, 2011, respectively, associated with the expansion of our power transformer facility in Waukesha, WI. For the nine months ended October 1, 2011, the decline was partially offset by an insurance recovery during the first quarter of 2011 of $6.3 related to a product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	October 1,	October 2,		October 1,	October 2,
	2011	2010	% Change	2011	2010	% Change
Total consolidated revenues	$1,387.2	$1,288.4	7.7	$3,970.2	$3,561.8	11.5
Corporate expense	25.1	21.5	16.7	79.9	66.7	19.8
% of revenues	1.8%	1.7%		2.0%	1.9%
Stock-based compensation expense	7.8	5.3	47.2	34.5	25.4	35.8
Pension and postretirement expense	8.7	13.4	(35.1)	27.0	39.5	(31.6)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For the three and nine months ended October 1, 2011, the increase in corporate expense was attributable primarily to additional costs associated with certain corporate-led initiatives (e.g., global expansion and innovation).

Stock-based Compensation Expense — The increase in stock-based compensation expense for the three and nine months ended October 1, 2011, compared to the respective prior year periods, was due primarily to an increase in the fair value of our 2011 restricted stock and restricted stock unit awards, and an increase in the number of shares granted in 2011, primarily to participants who already met the service requirements under the plan at the time of the 2011 grant (i.e., age 55 and five years of service). The weighted-average fair value of our 2011 stock-based compensation awards, which is directly correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation technique), increased approximately 28% compared to the weighted-average fair value of our 2010 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense for the three and nine months ended October 1, 2011, compared to the respective prior year periods, was due to an increase in the number of inactive participants in one of our domestic pension plans, which resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction in pension expense of approximately $5.0 and $15.0 during the three and nine months ended October 1, 2011, respectively.

OUTLOOK

The following table highlights our backlog as of October 1, 2011 and December 31, 2010 and revenue and profit margin expectations for our segments for 2011 based on information available at the time of this report.

Segment	Comments

Flow Technology

In the first nine months of 2011, the segment experienced a revenue increase of 25.6%, including organic growth of 16.1%, compared to the corresponding period of 2010. Based on increased demand across most of the end markets served by the segment and, to a lesser extent, incremental revenues from the 2010 and 2011 acquisitions and favorable foreign currency impact, we are projecting full year revenues to increase between 21% and 22% over 2010. We are projecting margins to be between 13.0% and 13.2% for 2011. The segment had backlog of $899.4 and $789.2 as of October 1, 2011 and December 31, 2010, respectively. We expect to convert approximately 48% of the segment’s October 1, 2011 backlog to revenue over the remainder of 2011.

Test and Measurement

In the first nine months of 2011, the segment experienced a revenue increase of 18.0%, including organic growth of 10.7%, compared to the corresponding period of 2010. For 2011, we are projecting full year revenues to increase between 16% and 17% over 2010, driven primarily by organic growth associated with increased new model introductions, our own new product launches, incremental revenues associated with the acquisition of DS and, to a lesser extent, favorable foreign currency impact. We are projecting margins to be between 10.1% and 10.3% for 2011. Backlog for the segment is not material, as its businesses are primarily short-cycle in nature.

Thermal Equipment and Services

In the first nine months of 2011, the segment experienced a revenue increase of 0.7%, including an organic decline of 3.0%, compared to the corresponding period of 2010. We are projecting revenues to increase between 2% and 3% for the full year 2011 over 2010, with the organic revenue increase concentrated in South Africa, the United States, and Europe, partially offset by a decline in China. Additionally, we expect a favorable foreign currency impact. We are projecting margins to be between 9.5% and 9.7% for 2011. We had backlog of $1,191.8 and $1,625.1 as of October 1, 2011 and December 31, 2010, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 26% of the segment’s October 1, 2011 backlog to revenues during the remainder of 2011. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

In the first nine months of 2011, the segment experienced a revenue decline of 3.9%, including an organic decline of 4.6%, compared to the corresponding period of 2010. We are projecting an increase in revenues of between 4% and 5% for the full year 2011 over 2010, driven primarily by organic growth associated with increased sales of communication technology products, hydraulic tools and equipment, and solar power products offset by declines in volume and pricing for our power transformer business. We are projecting margins to be between 8.5% and 8.7% for 2011. Backlog for the segment totaled $490.4 and $359.4 as of October 1, 2011 and December 31, 2010, respectively. We expect to convert approximately 37% of the segment’s October 1, 2011 backlog to revenue over the remainder of 2011.

We do not expect the tragic events that occurred in Japan during March 2011 to have a significant impact to our operating results or our supply chain. Annual sales in Japan are about 1% of our total annual revenues and we do not have manufacturing facilities in Japan. With regard to the broader implications of the Japan events, less than 3% of our total annual revenues are related to nuclear power. In total, we have approximately $118.5 of nuclear power orders in our backlog as of October 1, 2011, which is split evenly between our Flow Technology and Thermal Equipment and Services segments. We currently expect these orders to be delivered in 2011 and 2012. Future nuclear power orders could face funding and approval challenges; however, we are well positioned to benefit from alternative investments in natural gas, coal and solar power.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended October 1, 2011 and October 2, 2010.

Cash Flow

	Nine months ended
	October 1,	October 2,
	2011	2010
Continuing operations:
Cash flows from operating activities	$124.0	$43.7
Cash flows used in investing activities	(133.5)	(153.0)
Cash flows used in financing activities	(54.4)	(28.3)
Cash flows from (used in) discontinued operations	(2.3)	4.2
Change in cash and equivalents due to changes in foreign currency exchange rates	7.0	1.5
Net change in cash and equivalents	$(59.2)	$(131.9)

Operating Activities — The increase in cash flows from operating activities during the nine months ended October 1, 2011, as compared to the same period in 2010, was primarily the result of the year-over-year decline in working capital investments. The more significant transactions impacting working capital cash flows were as follows:

•                  During the nine months ended October 1, 2011, we had income tax refunds, net of taxes paid, of $13.7, compared to income taxes paid, net of refunds, of $20.5 during the nine months ended October 2, 2010; and

•                  During the nine months ended October 2, 2010, we terminated all of our Swaps resulting in a cash payment of $26.9.

Investing Activities — The decrease in cash used in investing activities during the nine months ended October 1, 2011, as compared to the same period in 2010, was due primarily to business acquisitions and investments (i.e., the DS and Murdoch acquisitions in 2011 and the Anhydro, TTS and Gerstenberg acquisitions and the EGS investment in 2010) of $53.1 and $122.1 during the nine months ended October 1, 2011 and October 2, 2010, respectively, partially offset by increased capital expenditures during the first nine months of 2011 (2011 - $77.9 vs. 2010 - $35.7), with the increase related primarily to the expansion of our power transformer facility in Waukesha, WI.

Financing Activities — The increase in cash flows used in financing activities during the nine months ended October 1, 2011, as compared to the same period in 2010, was due primarily to net repayments of short-term and long-term debt of $2.0 during the nine months ended October 1, 2011 versus net borrowings of $27.5 during the nine months ended October 2, 2010. The more significant transactions impacting cash flows from/used in financing activities during the nine months ended October 1, 2011 and October 2, 2010 were as follows:

•                 During the nine months ended October 1, 2011, we redeemed the 7.50% and 6.25% senior notes for an aggregate payment of $49.5; and

•                 In August 2010, we issued $600.0 of 6.875% senior notes and used a portion of the proceeds to repay the remaining balance of $562.5 under the term loan of our then-existing senior credit facilities.

Discontinued Operations — The decrease in cash flows from discontinued operations during the nine months ended October 1, 2011, as compared to the same period in 2010, was due primarily to cash proceeds recorded during the nine months ended October 2, 2010 (i) of $3.0 in connection with the sale of PSD and (ii) for a $3.7 promissory note that was received in connection with a 2009 disposition. There were no proceeds received for business dispositions during the nine months ended October 1, 2011.

Borrowings and Availability

The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2011:

	December 31, 2010	Borrowings	Repayments	Other (6)	October 1, 2011
Domestic revolving loan facility (1)	$—	$660.0	$(660.0)	$—	$—
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes (2)	28.2	—	(28.2)	—	—
6.25% senior notes (3)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement (4)	—	96.0	(50.0)	—	46.0
Other indebtedness (5)	48.1	3.8	(2.3)	6.0	55.6
Total debt	1,197.6	$759.8	$(761.8)	$6.0	1,201.6
Less: short-term debt	36.3				85.5
Less: current maturities of long-term debt	50.8				1.3
Total long-term debt	$1,110.5				$1,114.8

(1)                                  In August 2010, we issued $600.0 of 6.875% senior notes that mature in 2017.  The proceeds from the issuance were used to repay the remaining balance ($562.5) under the term loan of our then-existing senior credit facilities.  In connection with the early repayment of the term loan, we also terminated the related Swaps.  Cost associated with the early repayment of the term loan and the termination of the Swaps totaled $25.6, including $1.1 for the write-off of deferred financing costs, $0.2 for fees related to the early repayment of the term loan, and $24.3 to settle the Swaps.

(2)                                  These notes were redeemed in full in January 2011.

(3)                                  These notes were redeemed in full in June 2011.

(4)                                  Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(5)                                  Includes balances under a purchase card program of $38.8 and $36.1 at October 1, 2011 and December 31, 2010, respectively.

(6)                                  “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

New Senior Credit Facilities

On June 30, 2011, we entered into new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. By entering into new facilities, we extended the maturity of our facilities until 2016, and improved our financial flexibility. The new senior credit facilities provide for committed senior secured financing of $1,800.0, consisting of the following (each with a final maturity of June 30, 2016):

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

In addition, the lenders in the syndicate under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

The new senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $1,000.0.

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

At October 1, 2011, we had $83.8 and $654.5 of outstanding letters of credit issued under our revolving credit and our foreign trade facilities of our senior credit agreement, respectively. In addition, we had $2.9 of letters of credit outstanding under separate arrangements in China and South Africa.

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

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.3% at October 1, 2011.

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

During the third quarter of 2011, we were in compliance with all covenant provisions of our new senior credit facilities and our senior notes.

Availability — At October 1, 2011, we had no borrowings and $516.2 of available borrowing capacity under our revolving credit facilities after giving effect to $83.8 reserved for outstanding letters of credit. In addition, at October 1, 2011, we had $545.5 of available issuance capacity under our foreign trade facilities after giving effect to $654.5 reserved for outstanding letters of credit. We also have a trade receivables financing agreement, whereby we can borrow on a continuous basis up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. As of October 1, 2011, we had $0.8 available under the trade receivables financing agreement, after giving effect to borrowings of $46.0. The facility contains representations, warranties, covenants, and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

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

Modifications to Senior Credit Facilities

On October 5, 2011, we modified our existing senior credit facilities in order to provide additional committed senior secured financing in an aggregate amount of $800.0, consisting of the following term loans (collectively, the “Term Loans”):

•                 A delayed draw incremental term loan, in an aggregate principal amount of $300.0, repayable in full on the date that is 18 months after the date of its funding; and

•                 A delayed draw incremental term loan, in an aggregate principal amount of $500.0, repayable in quarterly installments (with annual repayments, as a percentage of the initial principal amount, of 0% for 2011 and 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

We intend to use the proceeds of the Term Loans to finance the Clyde Union acquisition and also may repay debt outstanding at the time of funding.

We may borrow against the Term Loans in a single drawing on or before December 31, 2011.  If we do not consummate the Clyde Union acquisition substantially contemporaneously with such borrowing, we are required to maintain the proceeds of the Term Loans in a cash collateral account with the administrative agent until used for the Clyde Union acquisition.  The ability to draw on the Term Loans is subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. We are required to repay the Term Loans in full if we do not consummate the Clyde Union acquisition.

The interest rates applicable to the Term Loans are calculated in a manner consistent with our existing senior credit facilities. The interest rate margins applicable to LIBOR and alternate base rate Term Loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	2.250%	1.250%
Between 2.00 to 1.0 and 3.00 to 1.0	2.125%	1.125%
Between 1.50 to 1.0 and 2.00 to 1.0	2.000%	1.000%
Between 1.00 to 1.0 and 1.50 to 1.0	1.750%	0.750%
Less than 1.00 to 1.0	1.500%	0.500%

We will pay an upfront fee in an amount equal to an approximate average of 0.5% of the commitment of each lender providing a portion of the Term Loans.  In addition, we are required to pay a commitment fee in an amount equal to 0.275% per annum of the daily unused amount of the commitment of the Term Loans, which will accrue from October 5, 2011 through the date on which Term Loan amounts are borrowed (or the commitment is terminated).

Except as noted below, the Term Loans require mandatory prepayments in circumstances consistent with the existing credit facilities. Mandatory prepayments will be applied, first, to repay any amounts outstanding under the Term Loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and after the Term Loans and any such incremental term loans have been repaid in full, and second, to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). As with the existing credit facilities, no prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds.  In addition, upon the incurrence of unsecured indebtedness in the form of a private or public note or bond issuance, the net proceeds of such indebtedness will be applied to the extent necessary to repay in full any amounts outstanding under the $300.0 term loan.

Consistent with the existing senior credit facilities, we may voluntarily prepay the Term Loans, in whole or in part, without premium or penalty. Any prepayment of the Term Loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of LIBOR rate borrowings other than on the last day of the relevant interest period.

The Term Loans are guaranteed, secured, and subject to representations, warranties, covenants and events of default in a manner consistent with the existing senior credit facilities.

The existing credit facilities include a foreign trade facility and bilateral foreign trade facilities, each available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,100.0 and $100.0, respectively.  As part of our modification of the existing senior credit facilities, we obtained a $100.0 commitment for an additional bilateral foreign trade facility, thereby increasing the total bilateral trade facilities to an aggregate principal amount in various currencies up to the equivalent of $200.0.  Effective upon this increase in the bilateral foreign trade facilities, we reduced our foreign credit commitments on a pro rata basis under the foreign trade facility by an aggregate amount of $100.0, thereby reducing the foreign trade facilities to an aggregate principal amount in various currencies up to the equivalent of $1,000.0.

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

As of October 1, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps

Prior to the August 2010 repayment of our variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of the borrowings under our variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our term loan, we terminated all our Swaps resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during the three months ended October 2, 2010.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize the impact of any currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of “Other expense, net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $844.5 and $199.5 outstanding as of October 1, 2011 and December 31, 2010, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $107.9 and $200.9 at October 1, 2011 and December 31, 2010, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.6 and $4.1 as of October 1, 2011 and December 31, 2010, respectively. We anticipate reclassifying approximately $1.8 of the unrealized loss to income over the next 12 months. The net loss recorded in “Other expense, net” related to FX forward contracts and FX embedded derivatives totaled $31.4 and $32.8 for the three and nine months ended October 1, 2011, respectively, and $1.4 and $20.5 for the three and nine months ended October 2, 2010, respectively.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	October 1, 2011				December 31, 2010
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$1.1	$—	$30.9	$—	$0.5	$—	$4.3	$—
FX embedded derivatives	0.8	—	0.6	16.6	2.6	—	1.8	33.2

Commodity Contracts

From time to time, we enter into commodity contracts. At October 1, 2011 and December 31, 2010, the outstanding notional amount of commodity contracts was 2.3 million and 1.8 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of October 1, 2011 and December 31, 2010, the fair values of these contracts were $2.2 (current liability) and $1.0 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was ($1.2) and $0.8 as of October 1, 2011 and December 31, 2010, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months. The amount of gain/loss recognized during the three and nine months ended October 1, 2011 and October 2, 2010 related to the ineffectiveness of the hedges was not material.

Investments in Equity Securities and Available-for-Sale Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At October 1, 2011 and December 31, 2010, the fair value of these investments was $5.1 and $12.8, respectively, recorded as a noncurrent asset.

We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At October 1, 2011 and December 31, 2010, these assets had a fair value of $7.2 and $8.5, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 1, 2011, including net unrealized losses included in earnings.

Nine months ended October 1, 2011
Balance at beginning of year	$8.5
Purchases	—
Losses included in earnings	(1.3)
Balance at October 1, 2011	$7.2

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments, based on borrowing rates available to us at October 1, 2011 for similar debt, was $1,246.4 at October 1, 2011, compared to our carrying value of $1,201.6.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Our total net liabilities for unrecognized tax benefits including interest were $71.0 as of October 1, 2011. We believe that within the next 12 months it is reasonably possible that we could pay approximately $35.0 to $45.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 1, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 1, 2011 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended October 1, 2011.

ITEM 6. Exhibits

3.1	By-Laws as amended and restated effective October 26, 2011, incorporated herein by reference from our Current Report on Form 8-K filed on November 1, 2011 (file no. 1-6948).
10.1

First Amendment to Credit Agreement, dated as of October 5, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers and Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.2

Incremental Facility Activation Notice (Incremental Term Loan A), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.3

Incremental Facility Activation Notice (Incremental Term Loan X), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.4	Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011.
10.5	Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010; (ii) Condensed Consolidated Balance Sheets at October 1, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 2, 2011	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 2, 2011	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	By-Laws as amended and restated effective October 26, 2011, incorporated herein by reference from our Current Report on Form 8-K filed on November 1, 2011 (file no. 1-6948).
10.1

First Amendment to Credit Agreement, dated as of October 5, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers and Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.2

Incremental Facility Activation Notice (Incremental Term Loan A), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.3

Incremental Facility Activation Notice (Incremental Term Loan X), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

10.4	Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011.
10.5	Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 1, 2011, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2011 and October 2, 2010; (ii) Condensed Consolidated Balance Sheets at October 1, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010; and (iv) Notes to Consolidated Financial Statements.