Form 10-K
period 2011-12-31
SPX CORP
filed 2012-02-24
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011, or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2011 was $4,240,290,403. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock as of February 21, 2012 was 51,239,636.

        Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting to be held on May 3, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 P A R T    I

ITEM 1. Business

(All currency and share amounts are in millions, except per share data)

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

        We are a global, multi-industry manufacturer of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. In 2011, an estimated 28% of our revenues were from sales into emerging markets.

        Our Flow Technology segment is the strategic foundation of our business, accounting for approximately 37% of our revenues in 2011, with global investments in food and beverage, power and energy and general industrial markets. Within these markets, we are a leading provider of highly engineered process equipment. Our core strengths include product breadth, global capabilities and the ability to create custom engineered solutions for diverse flow processes. Over the past several years, we have expanded our scale, customer relevance and global capabilities resulting in a positive impact on how we are perceived in the marketplace. We believe there are attractive organic and acquisition opportunities to continue to expand our Flow Technology segment in the future.

        In addition to Flow Technology, we also have leading market positions in power generation and U.S. power transmission and distribution markets. Excluding Flow Technology, our sales of power and energy infrastructure equipment and services were approximately 26% of total 2011 revenues. Our primary power and energy infrastructure products include cooling systems, large scale stationary and rotating heat exchangers, pollution control systems, and transformers. We supply various forms of these technologies into many types of traditional and alternative power generation facilities. We are well positioned to benefit from new or retrofit investments in natural gas, coal, nuclear, solar and geothermal power plants.

        We are a leading supplier of medium power transformers for the U.S. market. The medium power transformers we manufacture range from a base rating of 10 Mega Volt Ampere ("MVA") to 100 MVA and are uniquely designed to meet the requirements of each customer and substation. We also have expanded our manufacturing capacity to increase our ability to produce large power transformers (greater than 100 MVA). This expansion was substantially completed in 2011 and we expect to begin shipping units from the expanded facility in 2012.

        Throughout all of our businesses, we focus on a number of operating initiatives, including innovation and new product development, continuous improvement driven by lean methodologies, supply chain management, expansion in emerging markets, information technology infrastructure improvement, and organizational and talent development. These initiatives are intended to, among other things, capture synergies within our businesses to ultimately drive revenues, profit margin and cash flow growth. We believe that our businesses are well positioned for long-term growth based on our operating initiatives, the potential within the current markets served and the potential for expansion into additional markets.

        Our strategy is aimed at creating shareholder value through our continuous improvement initiatives, acquisitions in our core markets as well as other actions. Within this strategy we also focus on environmental sustainability and conducting our business with a high level of ethics and integrity.

        Unless otherwise indicated, amounts provided throughout this Annual Report on Form 10-K relate to continuing operations only.

Segments

        We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Accounting Standards Codification ("Codification") to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses ("Segment income"). This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology

        Our Flow Technology segment had revenues of $2,042.0, $1,662.2 and $1,634.1 in 2011, 2010, and 2009, respectively. On December 22, 2011, within our Flow Technology segment, we completed the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union"), a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. Clyde Union had revenues of $447.8 and $403.4 in 2011 and 2010, respectively, which, apart from $13.6 since the date of acquisition, have not been included in our results of operations. The Flow Technology segment designs, manufactures and markets products and solutions that are used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation and turnkey projects as well as comprehensive aftermarket support services. Primary offerings include engineered pumps, valves, mixers, heat exchangers, and dehydration and filtration technologies. Global end markets, including food and beverage, power and energy and general industrial processing are served by core brands, such as SPX Flow Technology, APV, ClydeUnion, Lightnin, Waukesha Cherry-Burrell, Anhydro, Bran&Luebbe, Copes-Vulcan, Johnson Pump, M&J Valves, Plenty, Hankison, Gerstenberg Schröder, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Test and Measurement

        Our Test and Measurement segment had revenues of $1,067.8, $924.0 and $810.4 in 2011, 2010 and 2009, respectively. This segment engineers and manufactures branded, technologically advanced test and measurement products used on a global basis across the transportation, telecommunications and utility industries. Primary offerings include specialty automotive diagnostic service tools, fare-collection systems and portable cable and pipe locators. Our Service Solutions business accounted for 85% of this segment's revenue in 2011. Through this business, we sell specialty automotive diagnostic service tools to franchised vehicle dealers of original equipment manufacturers ("OEM"s), as well as aftermarket franchised and independent repair facilities, under brand names including OTC, Actron, AutoXray, Tecnotest, Autoboss and Robinair. The major competitors to these product lines are Snap-on Incorporated and the Bosch Group. We are a primary global provider of diagnostic service tools for motor vehicle manufacturers' dealership networks such as those associated with General Motors, Volkswagen, Chrysler Group LLC, Ford, Renault, Nissan, BMW, Jaguar, Land Rover, John Deere, Honda and Harley Davidson.

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

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the first half of 2012, resulting in a net gain of approximately $450.0. The sale is subject to customary closing conditions, including the receipt of regulatory approvals in multiple jurisdictions. We have reported Service Solutions within continuing operations in the accompanying consolidated financial statements, as the sale of the business was not deemed probable as of December 31, 2011. Revenues and operating profit for Service Solutions totaled $910.5 and $59.0, respectively, during the year ended December 31, 2011. We expect to report Service Solutions as a discontinued operation beginning in the first quarter of 2012.

Thermal Equipment and Services

        Our Thermal Equipment and Services segment had revenues of $1,644.2, $1,602.1 and $1,595.5 in 2011, 2010 and 2009, respectively. This segment engineers, manufactures and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the commercial and residential markets. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers. The segment has a balanced presence geographically, with a strong presence in North America, Europe, and South Africa.

        Approximately 60% of the segment's 2011 revenues were from sales to the power generation market. The segment's primary power products and services are sold under the brand names of SPX Cooling Systems, Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being Evapco, Inc., GEA Group AG, Alstom SA, Siemens AG, Hamon & Cie, Baltimore Aircoil Company, Thermal Engineering International, SHOUHANG IHW Resources Saving Technology Co., Harbin Air Conditioning Co., and Beijing Longyuan Cooling Technology Co.

        Declining demand from the power generation market and increased competition in China had a negative impact on the segment's revenues and profits during 2011. Due to this decline, coupled with an expectation that a significant market recovery was not likely in the near-term, we determined that the goodwill and indefinite-lived intangible assets of the segment's SPX Heat Transfer Inc. subsidiary were impaired and, thus, recorded impairment charges in 2011 of $28.3 (see Note 8 to our consolidated financial statements for additional details on these impairment charges).

        On December 30, 2011, we completed the formation of a joint venture with Shanghai Electric Group Co., Ltd. ("Shanghai Electric"). The joint venture will supply dry cooling systems and moisture separator reheater products and services to the power sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining payment contingent upon the joint venture achieving defined sales order volumes. In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. We believe that this arrangement increases our ability to compete in China, as Shanghai Electric has a well-established presence in the region (see Note 4 to our consolidated financial statements for additional details).

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

        The segment's South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest.

Industrial Products and Services

        Our Industrial Products and Services segment had revenues of $707.9, $698.5 and $805.6 in 2011, 2010 and 2009, respectively. Of the segment's 2011 revenues, approximately 34% were from the sale of power transformers into the U.S. transmission and distribution market. We are a leading provider of medium sized transformers (10 - 100 MVA) in the United

States. We sell transformers under the Waukesha Electric brand name. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd. (Kuhlman Electric Corporation), GE-Prolec and Hyundai. During 2011, we expanded our Waukesha, WI facility in order to increase our ability to manufacture large power transformers (100 - 1,200 MVA) and expect to begin shipping large power transformers during 2012.

        Additionally, this segment designs and manufactures industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, broadcast antenna systems, communications and signal monitoring systems, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services segment are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        On August 24, 2011, in our Flow Technology segment, we entered into an agreement to purchase Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provides for an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined in the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

        We financed the acquisition with available cash and committed senior secured financing. See Note 12 to the consolidated financial statements for further details on the senior secured financing.

        On October 31, 2011, in our Flow Technology segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

        In March 2011, in our Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

        In March 2011, in our Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne Inc.'s Diagnostic Solutions business ("DS"), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2. DS had revenues of approximately $42.0 in the twelve months prior to the date of acquisition.

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

        The following businesses, all of which had been sold by December 31, 2011, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter Sale Closed
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009

Joint Ventures

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

        As previously noted, on December 30, 2011, we completed the formation of a joint venture with Shanghai Electric. The joint venture will supply dry cooling systems and moisture separator reheater products and services to the power sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments totaling RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. We are accounting for our investment in this joint venture under the equity method of accounting. See Note 4 to our consolidated financial statements for additional details.

International Operations

        We are a multinational corporation with operations in over 35 countries. Our export sales from the United States were $388.9, $328.2 and $289.6 in 2011, 2010, and 2009, respectively.

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

        We spent $77.6, $69.5 and $58.7 in 2011, 2010 and 2009, respectively, on research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own over 700 domestic patents and 300 foreign patents, including approximately 60 patents that were issued in 2011, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

Outsourcing and Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes outsourcing components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

        We are subject to potential increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years, we have generally been able to offset increases in raw material costs mainly through effective price increases. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.

        Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe that we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Segments" above for a discussion of our competitors.

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2011, we had approximately 18,000 employees. Eleven domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

 ITEM 1A. Risk Factors

(All currency and share amounts are in millions, except per share data)

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

        Many of the business areas in which we operate are subject to general economic cycles or industry events. Certain of our businesses are subject to specific industry cycles or events, including, but not limited to:

  •
  The oil and gas, chemical, mining and petrochemical markets;

  •
  Food and beverage markets;

  •
  Decisions made by automotive manufacturers and franchise dealers;

  •
  The electric power and infrastructure markets and events; and

  •
  The correlation between demand for cooling systems and towers and contract timing on large construction projects, which may cause significant fluctuations in revenues and profits from period to period.

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

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2011, over 50% of our revenues were generated outside the United States and we expect that over 50% of our revenues will be generated outside the United States in 2012. We have placed a particular emphasis on expanding our presence in emerging markets.

        As part of our strategy, we manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

  •
  Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;

  •
  Significant competition could come from local or long-time participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do;

  •
  Local customers may have a preference for locally-produced products;

  •
  Failure to comply with U.S. or non-U.S. laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets;

  •
  Regulatory or political systems or barriers may make it difficult or impossible to enter or remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;

  •
  Local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability could adversely impact our operations;

  •
  Domestic and foreign customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;

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

  •
  Local, regional or worldwide hostilities could impact our operations; and

  •
  Distance, language and cultural differences may make it more difficult to manage the business and employees, and to effectively market our products and services.

        Health conditions and other factors affecting social and economic activity in China, South Africa and other emerging markets or affecting the movement of people and products into and from these countries to our major markets, including North America and Europe, could have a significant negative effect on our operations.

        Given the importance of our international sales and sourcing of manufacturing, the occurrence of any risk described above could have a material adverse effect on our financial position, results of operations or cash flows.

Currency conversion risk could have a material impact on our reported results of business operations.

        Our operating results are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. In addition, sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins in respect of sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.

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

        While it is difficult to predict the duration or severity of these conditions, our projections for 2012 assume a generally improving economy. If economic conditions fail to improve, the negative impact on our businesses could increase or continue for longer than we expect. See MD&A for further discussion of how these conditions have affected our businesses to date and how they may affect them in the future.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2011, we had $2,001.1 in total indebtedness. On that same date, we had $485.3 of available borrowing capacity under our revolving credit facilities after giving effect to $30.9 of outstanding borrowings on the foreign trade revolving loan facility and $83.8 reserved for outstanding letters of credit. In addition, we had $408.6 of available issuance capacity under our foreign trade facility after giving effect to $791.4 reserved for outstanding letters of credit. At December 31, 2011, our cash and equivalents balance was $551.0. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

        Numerous banks in many countries are syndicate members in our credit facility. Failure of one or more of our larger lenders, or several of our smaller lenders, could significantly reduce availability of our credit, which could harm our liquidity.

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

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. We have increased our self-insurance limits over the past several years, which has increased our uninsured exposure.

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

        Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations. Any such changes in tax laws or regulations could impose new restrictions, costs or prohibitions on existing practices as well as reduce our net income and adversely affect our cash flows.

Changes in key estimates and assumptions, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2011, these plans were underfunded by $511.7. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions could result in a change to our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

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

        In areas where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately our inability to supply products to our customers. Third-party supplier business interruptions can include, but are not limited to, work stoppages and union negotiations and other labor disputes. Current economic conditions could impact the ability of suppliers to access credit and thus impair their ability to provide us quality product in a timely manner, or at all.

Dispositions or our failure to successfully complete dispositions could negatively affect us.

        Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. If dispositions are not completed in a timely manner there may be a negative effect on our cash flows and/or our ability to execute our strategy. See "Business," "MD&A — Results of Discontinued Operations," and Note 4 to our consolidated financial statements for the status of our divestitures.

Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2011, we had the ability to issue up to an additional 5.0 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also have a shelf registration statement for 8.3 shares of common stock that may be issued in connection with acquisitions. Additional shares issued would have a dilutive effect on our earnings per share.

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

        At December 31, 2011, we had goodwill and other intangible assets, net of $3,030.0. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        At December 31, 2011, we had approximately 18,000 employees. Eleven domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

        We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent or adequately respond to such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

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

        Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or Board; advance notice requirements for shareholder proposals and nominations; limitations on shareholders' ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial shareholders; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders' ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a "business combination" with an "interested shareholder" (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

 ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties, as of December 31, 2011, classified by segment:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology	11 states and 21 foreign countries	72	4.2	2.1
Test and Measurement	5 states and 9 foreign countries	32	0.8	1.0
Thermal Equipment and Services	12 states and 7 foreign countries	37	3.7	2.4
Industrial Products and Services	11 states and 4 foreign countries	26	1.4	0.6

Total		167	10.1	6.1

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

ITEM 3. Legal Proceedings

        We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations, or cash flows. However, we cannot assure you that these proceedings or claims will not have a material effect on our financial position, results of operations, or cash flows.

        See "Risk Factors," "MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities," and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Mine Safety Disclosures

        Not applicable.

 P A R T    I I

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2011 and 2010, together with dividend information.

	High	Low	Dividends per Share
2011
4th Quarter	$63.46	$42.00	$0.25
3rd Quarter	85.58	45.31	0.25
2nd Quarter	86.45	73.71	0.25
1st Quarter	85.97	70.57	0.25

	High	Low	Dividends per Share
2010
4th Quarter	$71.83	$62.06	$0.25
3rd Quarter	64.14	51.36	0.25
2nd Quarter	70.85	51.45	0.25
1st Quarter	67.21	54.16	0.25

        The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors the Board of Directors consider in determining the actual amount of each quarterly dividend includes our financial performance and ongoing capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant.

        There were no repurchases of common stock during the three months ended December 31, 2011. The approximate number of shareholders of record of our common stock as of February 21, 2012 was 3,615.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2006 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)	$5,461.9	$4,886.8	$4,845.6	$5,826.6	$4,532.5
Operating income(2)(3)	338.9	343.2	171.0	471.6	407.5
Other expense, net(4)	(56.3)	(21.3)	(19.7)	(1.2)	(2.3)
Interest expense, net(5)	(91.3)	(107.4)	(84.6)	(105.1)	(71.1)
Equity earnings in joint ventures	28.4	30.2	29.4	45.5	39.9

Income from continuing operations before income taxes	219.7	244.7	96.1	410.8	374.0
Income tax provision(6)	(34.4)	(53.1)	(47.1)	(152.3)	(84.2)

Income from continuing operations	185.3	191.6	49.0	258.5	289.8
Income (loss) from discontinued operations, net of tax(4)(7)	0.3	11.2	(32.8)	14.3	6.3

Net income	185.6	202.8	16.2	272.8	296.1
Less: Net income (loss) attributable to noncontrolling interests(7)	5.0	(2.8)	(15.5)	24.9	1.9

Net income attributable to SPX Corporation common shareholders	$180.6	$205.6	$31.7	$247.9	$294.2

Basic income per share of common stock:
Income from continuing operations	$3.57	$3.91	$0.96	$4.70	$5.22
Income (loss) from discontinued operations	0.01	0.23	(0.32)	(0.07)	0.09

Net income per share	$3.58	$4.14	$0.64	$4.63	$5.31

Diluted income per share of common stock:
Income from continuing operations	$3.54	$3.86	$0.95	$4.63	$5.13
Income (loss) from discontinued operations	—	0.22	(0.31)	(0.07)	0.08

Net income per share	$3.54	$4.08	$0.64	$4.56	$5.21

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$7,391.8	$5,993.3	$5,725.0	$6,138.1	$6,237.4
Total debt	2,001.1	1,197.6	1,279.0	1,344.7	1,567.8
Other long-term obligations	1,281.1	1,056.5	1,055.0	912.4	812.8
SPX shareholders' equity	2,227.3	2,097.7	1,870.8	1,990.8	1,986.0
Noncontrolling interests	10.0	6.3	10.7	34.0	10.4
Capital expenditures	154.1	75.7	92.8	116.4	82.6
Depreciation and amortization	120.7	113.0	105.9	104.5	73.4

(1)
On December 22, 2011, we completed the acquisition of Clyde Union within our Flow Technology segment. Revenues for Clyde Union for the period January 1, 2011 to the date of acquisition and for 2010, 2009, 2008 and 2007, none of which are included above, totaled $434.2, $403.4, $395.4, $203.5, and $89.6, respectively.

On December 31, 2007, we completed the acquisition of APV within our Flow Technology segment. Revenues for APV in 2007, which are not included above, totaled approximately $876.0.

(2)
During 2011, operating income included an insurance recovery of $6.3 related to a product liability matter.

During 2011, we incurred charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services segment.

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

(3)
In 2011, 2010, 2009, 2008 and 2007, we incurred net special charges of $31.4, $36.4, $73.1, $17.2 and $5.2, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. See Note 6 to our consolidated financial statements for further details.

In 2011, we recorded a charge of $28.3 related to the impairment of goodwill ($20.8) and indefinite-lived intangible assets ($7.5) of our SPX Heat Transfer Inc. reporting unit.

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

(4)
During 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other expense, net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

In 2011, 2010 and 2009, we incurred charges of $37.0, $17.3 and $7.7, respectively, associated with foreign currency forward contracts ("FX forward contracts") and currency forward embedded derivatives ("FX embedded derivatives"), while in 2008 we recorded income of $4.5 for these instruments. The 2011 amount includes a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition.

In 2008, we recorded a charge of $9.5 relating to the settlement of a lawsuit arising out of a 1997 business disposition.

(5)
Interest expense, net included charges in 2010 of $25.6 associated with the loss on early extinguishment of the then-existing interest rate protection agreements and term loan (see Note 12 to our consolidated financial statements) and losses on early extinguishment of debt of $3.3 in 2007.

(6)
During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. In addition, during 2011, we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 for tax credits related to the expansion of our power transformer plant in Waukesha, WI. These tax benefits were offset partially by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

During 2010, we recorded an income tax benefit of $18.2 in connection with the completion of the field examinations of our 2006 to 2007 federal income tax returns and a tax benefit of $16.0 related to a reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the 2010 enactment of the Patient Protection and Affordable Care Act (the "PPAC Act") and $3.6 associated with the repatriation of foreign earnings.

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

During 2008, we recorded an income tax benefit of $25.6 associated with the audit settlement of our federal income tax returns for 2003 through 2005. In addition, the tax benefit associated with the $123.0 of impairment charges noted above was only $3.6.

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

(7)
The original plan for disposing our Filtran business (see Note 4 to our consolidated financial statements for further discussion) contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of the planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge attributable to SPX common shareholders of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $6.5 was recorded to "Income (loss) on disposition of discontinued operations, net of tax." In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, only sold our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2009 consolidated statement of operations.

 ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

(All amounts are in millions)

        The following should be read in conjunction with our consolidated financial statements and the related notes.

Executive Overview

        Our financial results for 2011 were mixed as our Flow Technology and Test and Measurement segments experienced organic revenue growth and increases in segment income and margins, while our Thermal Equipment and Services and Industrial Products and Services segments had only minimal organic revenue growth and declines in segment income and margins. On a consolidated basis, revenues increased 11.8%, of which 7.1% was due to organic growth, while segment income totaled $580.2 in 2011, compared to $560.3 in 2010. Operating results for 2011 were impacted favorably by growth across all the Flow Technology segment's end markets (i.e. food and beverage, power and energy, and general industrial) as well as increased demand from the automotive OEMs and aftermarket served by our Test and Measurement segment, largely driven by recovery in the automotive market. Our Thermal Equipment and Services segment was impacted negatively by continued delay in the recovery of late cycle power markets in the United States and Europe and a significant decline in sales of high-margin dry cooling products in China. The pricing of power transformers within our Industrial Products and Services segment generally remained at depressed levels, impacting recovery in that segment.

        Cash flows from continuing operations totaled $326.4 in 2011 compared to $256.7 in 2010. The 2011 figure included payments of $34.6 relating to the settlement of currency protection agreements entered into as hedges of the purchase price of the Clyde Union acquisition, which was paid in British Pounds ("GBP"). The 2010 figure included $100.0 of voluntary contributions to our domestic pension plans.

        Other matters of note, including significant items that impacted our 2011 financial performance, are as follows:

  Significant Items that Impacted 2011 Financial Results

  •
  Acquisitions:

  •
  In March 2011, in the Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne, Inc.'s Diagnostic Solutions business ("DS"), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2.

  •
  In March 2011, in the Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1.

  •
  In October 2011, in the Flow Technology segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries, for a purchase price of 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros.

  •
  On December 22, 2011, in the Flow Technology segment, we completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications, for an initial payment of 500.0 GBP, less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined in the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of the business also contributed GBP 25.0 of cash to the acquired business at the time of sale.

  •
  Long-Term Debt:

  •
  In January 2011, we redeemed our outstanding 7.50% senior notes, resulting in a principal payment of $28.2.

  •
  In June 2011, we redeemed our outstanding 6.25% senior notes, resulting in a principal payment of $21.3.

  •
  In June 2011, we entered into new senior credit facilities, with a total capacity of $1,800.0, which replaced our then-existing senior credit facilities.

  •
  In October 2011, we modified our senior credit facilities in order to provide additional committed senior secured financing in an aggregate amount of $800.0, consisting of two term loans.

    •
    On December 22, 2011, we drew down the above two term loans in the amounts of $300.0 and $500.0. These funds were used for the acquisition of Clyde Union.

  •
  Income Taxes — During 2011, we recorded an income tax benefit of $27.8 associated with the release of the valuation allowance on our existing foreign tax credit carryforwards. This benefit was offset partially by $6.9 of federal income taxes that were recorded in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

  •
  Other:

  •
  For one of our domestic pension plans, effective January 1, 2011, we began amortizing the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants, as almost all of the plan participants have become inactive. This change resulted in a reduction in pension expense of approximately $20.0 during 2011.

  •
  In 2011, within our Thermal Equipment and Services segment, we recorded impairment charges of $28.3 related to the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit.

  •
  In 2011, we incurred charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services segment.

  •
  Beginning on August 30, 2011, we entered into foreign currency protection agreements to hedge a significant portion of the purchase price of the Clyde Union acquisition. From the inception of these agreements to their ultimate settlement on December 22, 2011, the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the agreements during 2011 of $34.6, with the charges recorded to "Other expense, net" in our consolidated financial statements.

  •
  During 2011, we substantially completed an expansion of our power transformer facility in Waukesha, WI in order to provide additional capacity to manufacture larger-sized power transformers. In connection with such expansion, we incurred $55.1 of capital expenditures during 2011.

  •
  During 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other expense, net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

  •
  On December 23, 2011, we acquired a manufacturing facility in Glasgow, Scotland, a facility occupied and previously leased by Clyde Union, for a payment of $40.8.

  Other Items of Note

  •
  On December 30, 2011, we completed the formation of a joint venture with Shanghai Electric. The joint venture will supply dry cooling and moisture separator reheater products and services to the power sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes (the "transaction"). Final approval for the transaction was not received until January 13, 2012. As a result, the net gain associated with the transaction will be recorded during the first quarter of 2012.

  •
  On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the first half of 2012, resulting in a net gain of approximately $450.0. We have reported Service Solutions within continuing operations in the accompanying consolidated financial statements, as the sale of the business was not deemed probable as of December 31, 2011. We expect to report Service Solutions as a discontinued operation beginning in the first quarter of 2012.

  •
  Inclusive of cash on hand and committed credit lines, our available liquidity was $1,036.3 at December 31, 2011.

  •
  There are no scheduled debt payments for 2012 under our senior credit facilities or senior notes.

 Results of Continuing Operations

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

        The following table provides selected financial information for the years ended December 31, 2011, 2010 and 2009, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline), as defined herein:

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$5,461.9	$4,886.8	$4,845.6	11.8	0.9
Gross profit	1,535.3	1,432.8	1,419.6	7.2	0.9
% of revenues	28.1%	29.3%	29.3%
Selling, general and administrative expense	1,103.0	1,024.4	959.2	7.7	6.8
% of revenues	20.2%	21.0%	19.8%
Intangible amortization	33.7	27.1	21.5	24.4	26.0
Impairment of goodwill and other intangible assets	28.3	1.7	194.8	*	*
Special charges, net	31.4	36.4	73.1	*	*
Other expense, net	(56.3)	(21.3)	(19.7)	164.3	8.1
Interest expense, net	(91.3)	(81.8)	(84.6)	11.6	(3.3)
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	—	*	*
Equity earnings in joint ventures	28.4	30.2	29.4	(6.0)	2.7
Income from continuing operations before income taxes	219.7	244.7	96.1	(10.2)	154.6
Income tax provision	(34.4)	(53.1)	(47.1)	(35.2)	12.7
Income from continuing operations	185.3	191.6	49.0	(3.3)	291.0
Components of consolidated revenues growth:
Organic growth (decline)				7.1	(2.4)
Foreign currency				2.4	(0.5)
Acquisitions				2.3	3.8

Net revenues growth				11.8	0.9

*
Not meaningful for comparison purposes.

        Revenues — For 2011, the increase in revenues, compared to 2010, was due to organic revenue growth, the impact of the weaker U.S. dollar in 2011, and incremental revenues of $110.5 associated with the acquisitions of Clyde Union, e&e, Murdoch and DS in 2011, and Anhydro, TTS, and Gerstenberg in 2010. The organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy, and general industrial end markets of our Flow Technology segment, increased demand for diagnostic service tools by our automotive OEM customers and their dealers within our Test and Measurement segment, increases in evaporative cooling product revenues in the Americas within our Thermal Equipment and Services segment, and greater demand for hydraulic tools and equipment within our Industrial Products and Services segment. These increases in organic revenue were offset partially by volume declines of dry cooling products in China and at SPX Heat Transfer Inc.

        For 2010, the increase in revenues, compared to 2009, was primarily the result of $182.5 of incremental revenues associated with the acquisitions of Anhydro, TTS and Gerstenberg in 2010 and SPX Heat Transfer Inc. in December 2009. This increase in revenues was offset partially by organic declines resulting from lower sales of (i) power transformers, (ii) cooling systems and products and thermal services and equipment in the Americas and Europe, (iii) products into the oil and gas end market served by our Flow Technology segment, and (iv) large scale systems to the food and beverage end market served by our Flow Technology segment. These declines in organic revenues were offset partially by organic growth attributable to sales of (i) cooling systems and products and thermal services and equipment in China and South Africa and (ii) diagnostic service tools to automotive OEMs and the aftermarket.

        Gross Profit — The increase in gross profit for 2011, when compared to 2010, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for 2011 was impacted by:

  •
  A higher percentage of low-margin systems' revenue during 2011 within our Flow Technology segment;

  •
  A decline in sales of high-margin dry cooling products to China during 2011 within our Thermal Equipment and Services segment;

  •
  Lower pricing on power transformers during 2011 and start-up costs of $11.4 incurred during 2011 associated with the expansion of our power transformer facility in Waukesha, WI;

  •
  Net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services segment.

  •
  Additional cost absorption associated with organic revenue growth experienced by the Test and Measurement segment during 2011; and

  •
  An insurance recovery of $6.3 during 2011 associated with a product liability matter.

        The increase in gross profit for 2010, when compared to 2009, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues was impacted by:

  •
  Improved project execution and favorable project mix within our cooling systems and products and thermal services and equipment businesses;

  •
  The favorable impact of cost reductions in 2010 associated with 2009 restructuring initiatives at a number of our businesses; and

  •
  Charges of $9.5 in 2009 related to the settlement of two product liability matters.

        The increase in gross profit as a percentage of revenues for 2010, when compared to 2009, was offset almost entirely by lower pricing on power transformers.

        Selling, General and Administrative ("SG&A") Expense — For 2011, the increase in SG&A expense, when compared to 2010, of $78.6 was due primarily to:

  •
  Incremental SG&A of $23.6 associated with the Clyde Union, e&e, Murdoch, DS, Anhydro, TTS and Gerstenberg acquisitions;

  •
  Additional SG&A to support the organic revenue growth during the year;

  •
  An increase of $10.3 in stock compensation expense, primarily attributable to a higher fair value for the 2011 stock compensation awards resulting from an increase in our share price, compared to 2010;

  •
  Higher corporate expense, primarily as a result of costs associated with certain corporate-led initiatives (e.g., global expansion and innovation); and

  •
  A weaker U.S. dollar during 2011, which resulted in an increase in SG&A of $24.4.

        The above increases in SG&A were offset partially by a decline in incentive compensation during 2011 of $11.1.

        For 2010, the increase in SG&A expense, when compared to 2009, of $65.2 was due primarily to:

  •
  Incremental SG&A of $35.2 associated with the Anhydro, TTS, Gerstenberg and SPX Heat Transfer Inc. acquisitions;

  •
  A higher amount of pension expense primarily attributable to a decrease in the discount rate used to value our various plans;

  •
  Higher corporate expense primarily as a result of marketing expenditures associated with our SPX branding initiative and increases in deferred compensation associated with current year earnings on participant account balances; and

  •
  A higher amount of stock compensation expense attributable primarily to a higher fair value for the 2010 stock compensation awards resulting from an increase in our share price, compared to 2009.

        Intangible Amortization — For 2011, the increase in intangible amortization, when compared to 2010, was primarily due to incremental amortization associated with intangible assets purchased in the Clyde Union, e&e, Murdoch, DS, Anhydro, TTS, and Gerstenberg acquisitions.

        For 2010, the increase in intangible amortization, when compared to 2009, was due to incremental amortization expense associated with the intangible assets purchased in the Anhydro, TTS, Gerstenberg and SPX Heat Transfer Inc. acquisitions.

        Impairment of Goodwill and Other Intangible Assets — During 2011, we recorded impairment charges of $28.3 associated with the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit, with $20.8 of the charge related to goodwill and $7.5 to trademarks.

        During 2010, we recorded an impairment charge of $1.7 related to trademarks of a business within our Thermal Equipment and Services segment.

        During 2009, we recorded an impairment charge of $187.7 associated with the goodwill of our Service Solutions reporting unit. We also recorded an impairment charges of $1.0 related to certain intangible assets of our Service Solutions reporting unit and $6.1 related to trademarks of a business within our Thermal Equipment and Services segment.

        See Note 8 to our consolidated financial statements for further discussion of the above impairment charges.

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2011, 2010 and 2009. The components of special charges, net, are as follows:

	2011	2010	2009
Employee termination costs	$13.2	$21.2	$48.0
Facility consolidation costs	5.7	5.1	5.6
Other cash costs	0.4	2.2	8.4
Non-cash asset write-downs	12.1	7.9	11.1

Total special charges, net	$31.4	$36.4	$73.1

        Other Expense, Net — For 2011, other expense, net, was composed primarily of charges associated with our FX forward contracts of $38.5 and foreign currency transaction losses of $6.2, partially offset by gains on FX embedded derivatives of $1.5 and insurance proceeds received of $3.2 related to death benefit and property insurance claims. The expense associated with the FX forward contracts included a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. In addition, and as discussed in Note 14 to our consolidated financial statements, we maintain insurance for certain risk management matters. During 2011, we recorded a charge of $18.2 to other expense, net associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. See Note 14 to our consolidated financial statements for further details.

        For 2010, other expense, net, was composed primarily of charges associated with our FX forward contracts and FX embedded derivatives of $17.3 (see Note 13 to our consolidated financial statements) and foreign currency transaction losses of $10.3, partially offset by investment related income of $9.5.

        For 2009, other expense, net, was composed primarily of foreign currency transaction losses of $13.3 and charges associated with our FX forward contracts and FX embedded derivatives of $7.7 (see Note 13 to our consolidated financial statements), partially offset by a $1.4 gain associated with the final settlement of a product line sale that occurred in 2006.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, when compared to 2010, was the result of replacing the term loan under our then-existing senior credit facilities (a loan that carried an interest rate, inclusive of the impact of the related interest rate protection agreements ("Swaps"), of approximately 5.0%) with the $600.0 of 6.875% senior notes in August 2010.

        The decline in interest expense, net for 2010, when compared to 2009, was the result of lower average debt balances and a lower average interest rate on the variable rate portion of our senior credit facilities.

        Loss on Early Extinguishment of Interest Rate Protection Agreements and Term Loan — During 2010, we incurred $25.6 of charges in connection with the August 2010 repayment of the term loan under our then-existing senior credit facilities (see Note 12 to our consolidated financial statements), with $24.3 associated with the early termination of the related Swaps and the remainder with the write-off of deferred financing costs and early termination fees.

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS, as earnings from this investment totaled $28.7, $28.8 and $28.0 in 2011, 2010 and 2009, respectively.

        Income Taxes — For 2011, we recorded an income tax provision of $34.4 on $219.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.7%. During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. In addition, during 2011 we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These benefits were offset partially by $6.9 of federal income taxes that were incurred in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

        For 2010, we recorded an income tax provision of $53.1 on $244.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 21.7%. The effective tax rate for 2010 was impacted favorably by a tax benefit of $18.2 that was recorded in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns and tax benefits of $16.0 related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of enactment of the PPAC Act during the year and $3.6 associated with the repatriation of foreign earnings.

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

Results of Discontinued Operations

        For 2011, 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2011	2010	2009
Loss from discontinued operations	$(3.0)	$(1.2)	$(53.7)
Income tax benefit	3.3	12.4	20.9

Income (loss) from discontinued operations, net	$0.3	$11.2	$(32.8)

        For 2011, 2010 and 2009 results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$—	$5.9	$90.3
Pre-tax loss	—	(0.5)	(4.7)

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

Business	Quarter Discontinued	Quarter Sale Closed
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010. During 2011, we recorded a net charge of $0.1 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in connection with adjustments to certain liabilities that we retained.

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010. During 2009, we recorded a net charge of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

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

        In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition, based on the amount of consideration received and adjustments to certain liabilities that we retained, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax."

        During 2011 and 2010, we recorded a net loss of $0.1 and a net gain of $1.3, respectively, to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. In addition, in 2010, we were paid in full (i.e., $5.0) for the promissory note previously mentioned.

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2011 and 2010, we recorded net charges of $0.2 and $0.1, respectively, in connection with adjustments to certain liabilities that we retained and, in 2010, we received payment of the promissory note mentioned above.

        In addition to the businesses discussed above, we recognized net gains of $0.7, $1.5 and $6.7 during 2011, 2010 and 2009, respectively, resulting from adjustments to gains/losses on businesses that were sold (and included in discontinued operations) prior to 2009.

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

Flow Technology

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$2,042.0	$1,662.2	$1,634.1	22.8	1.7
Segment income	268.4	215.6	210.9	24.5	2.2
% of revenues	13.1%	13.0%	12.9%
Components of segment revenue growth:
Organic growth (decline)				15.1	(4.1)
Foreign currency				3.4	0.2
Acquisitions				4.3	5.6

Net segment revenue growth				22.8	1.7

        Revenues — For 2011, the increase in revenues, compared to 2010, was due to organic revenue growth, incremental revenues of $71.5 associated with the 2011 acquisitions of Clyde Union, e&e, and Murdoch and the 2010 acquisitions of Anhydro and Gerstenberg, and the favorable impact of a weaker U.S. dollar during 2011. Organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy and general industrial end markets.

        For 2010, the increase in revenues, compared to 2009, was due primarily to $91.6 of incremental revenues associated with the acquisitions of Anhydro and Gerstenberg in 2010. This increase was offset partially by a decline in organic revenue primarily associated with lower demand within the oil and gas end market and for large scale systems within the food and beverage end market.

        Segment Income — For 2011, segment income and margins, compared to 2010, were impacted favorably by the organic revenue growth noted above and savings from restructuring activities initiated in 2011 and 2010 associated with the integration of the Anhydro and Gerstenberg acquisitions. The increase in segment margins was offset partially by the impact of a higher percentage of low-margin systems' revenue during 2011.

        For 2010, segment income and margins, compared to 2009, were impacted favorably by the benefits of 2009 restructuring actions and other operating initiatives. In addition, segment income for 2010 was impacted favorably by incremental profits of $3.6 associated with the Anhydro and Gerstenberg acquisitions. This increase in segment income and margin generally was offset by the impact of the decline in organic revenue noted above.

Test and Measurement

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$1,067.8	$924.0	$810.4	15.6	14.0
Segment income	110.7	76.6	51.4	44.5	49.0
% of revenues	10.4%	8.3%	6.3%
Components of segment revenue growth:
Organic growth				9.1	15.1
Foreign currency				2.4	(1.1)
Acquisitions				4.1	—

Net segment revenue growth				15.6	14.0

        Revenues — For 2011, the increase in revenues, compared to 2010, was due to an increase in organic revenue, incremental revenues of $37.6 associated with the acquisition of DS, and the impact of a weaker U.S. dollar during 2011. The organic revenue growth was attributable primarily to an increase in sales to the segment's automotive OEM customers as a result of our continued global expansion, particularly in Asia Pacific, as well as recent new vehicle introductions by a number of OEMs and changes in regulations, both of which favorably impacted the demand for our diagnostic tools.

        For 2010, the increase in revenues, compared to 2009, was due to organic revenue growth associated primarily with additional sales to the automotive OEMs and aftermarket.

        Segment Income — For 2011, the increase in segment income and margin, compared to 2010, was due primarily to the organic revenue increase noted above as well as contributions from the acquisition of DS.

        For 2010, the increase in segment income and margin, compared to 2009, was due primarily to the organic revenue growth noted above and benefits associated with 2009 restructuring actions.

Thermal Equipment and Services

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$1,644.2	$1,602.1	$1,595.5	2.6	0.4
Segment income	141.9	193.7	171.8	(26.7)	12.7
% of revenues	8.6%	12.1%	10.8%
Components of segment revenue growth:
Organic growth (decline)				0.4	(4.0)
Foreign currency				2.2	(1.1)
Acquisitions				—	5.5

Net segment revenue growth				2.6	0.4

        Revenues — For 2011, the increase in revenues, compared to 2010, was due primarily to the impact of a weaker U.S. dollar. Organic revenue growth was minimal in 2011 as increases in evaporative cooling revenues in the Americas generally were offset by declines in sales of dry cooling products in China, due to increases in local competition, as well as decreases in sales at SPX Heat Transfer Inc. resulting from the challenging conditions within the U.S. power market.

        For 2010, the increase in revenues, compared to 2009, was due to $87.4 of incremental revenues associated with the December 2009 SPX Heat Transfer Inc. acquisition. This increase was offset partially by a decline in organic revenue associated with lower sales of cooling systems and products and thermal services and equipment in the Americas and Europe, which more than offset organic growth in China and South Africa.

        Segment Income — For 2011, the decrease in segment income and margins, compared to 2010, was primarily the result of a decline in sales of dry cooling products in China, which historically carry much higher profit margins than sales of evaporative products, and the revenue decline related to SPX Heat Transfer Inc. noted above. In addition, segment income and margins for 2011 were impacted negatively by net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa.

        For 2010, the increase in segment income and margin, compared to 2009, was due primarily to improved project execution and favorable project mix. In addition, segment income for 2010 included incremental profits of $9.4 associated with the SPX Heat Transfer Inc. acquisition.

Industrial Products and Services

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$707.9	$698.5	$805.6	1.3	(13.3)
Segment income	59.2	74.4	153.7	(20.4)	(51.6)
% of revenues	8.4%	10.7%	19.1%
Components of segment revenue growth (decline):
Organic growth (decline)				0.8	(13.6)
Foreign currency				0.3	(0.1)
Acquisitions				0.2	0.4

Net segment revenue growth (decline)				1.3	(13.3)

        Revenues — For 2011, the increase in revenues, compared to 2010, was due primarily to an increase in organic revenue. The increase in organic revenues primarily was attributable to greater demand for hydraulic tools and equipment and increases in power transformer sales' volumes. This increase was offset partially by declines in power transformer prices and lower sales of precision machine components to the aerospace industry.

        For 2010, the decrease in revenues, compared to 2009, was due to a decline in organic revenue associated primarily with a reduction in power transformer pricing and volume. This decrease in organic revenue was offset partially by increases in sales of hydraulic tools and equipment, communication equipment, and solar power products.

        Segment Income — For 2011, the decrease in segment income and margin, compared to 2010, was due primarily to declines in power transformer prices and sales of precision machine components, as well as start-up costs of 11.4 associated with the expansion of our power transformer facility in Waukesha, WI. This decrease was offset partially by an insurance recovery during 2011 of $6.3 related to a product liability matter and a more favorable sales mix within our laboratory equipment product lines.

        For 2010, the decrease in segment income and margin, compared to 2009, was due to the organic revenue decline noted above, including the impact of reduced sales prices on power transformers.

Corporate Expense and Other Expense

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Total consolidated revenues	$5,461.9	$4,886.8	$4,845.6	11.8	0.9
Corporate expense	104.3	95.5	83.8	9.2	14.0
% of revenues	1.9%	2.0%	1.7%
Stock-based compensation expense	41.4	31.1	27.6	33.1	12.7
Pension and postretirement expense	35.9	52.4	37.5	(31.5)	39.7

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. For 2011, the increase in corporate expense, compared to 2010, was due primarily to additional costs associated with certain corporate-led initiatives (e.g., global expansion and innovation) and transaction fees of $7.2, partially offset by a decline in incentive compensation expense of $5.2.

        For 2010, the increase in corporate expense, compared to 2009, was due primarily to marketing expenditures associated with our SPX branding initiative and increases in deferred compensation associated with current year earnings on participant account balances.

        Stock-based Compensation Expense — For 2011, the increase in stock-based compensation, compared to 2010, was due primarily to an increase in the fair value of our 2011 restricted stock and restricted stock unit awards, and an increase in the number of shares granted in 2011, primarily to participants who already met the service requirements under the plan at the time of the 2011 grant (i.e., age 55 and five years of service). The weighted-average fair value of our 2011 stock-based compensation awards increased approximately 28% compared to the weighted-average fair value of our 2010 awards.

        For 2010, the increase in stock-based compensation, compared to 2009, was due primarily to an increase in the fair value of our 2010 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2010 stock-based compensation awards increased approximately 47% compared to the weighted-average fair value of our 2009 awards.

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense in 2011, compared to 2010, was due to an increase in the number of inactive participants in one of our domestic pension plans, which resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction in pension expense of approximately $20.0 in 2011.

        The increase in pension and postretirement expense for 2010, compared to 2009, was due primarily to a decrease in the discount rate used to value our various plans.

 Outlook

        The following table highlights our backlog as of December 31, 2011 and 2010, and the revenue and profit margin expectations for our segments during 2012 based on information available at the time of this report.

Segment	Comments
Flow Technology	We are projecting 2012 revenues to increase between 33% and 38% primarily as a result of incremental revenues from the 2011 acquisitions. In addition, we are targeting mid to high single digit organic revenue growth driven by continued expansion into emerging markets, particularly in the food and beverage and general industrial sectors. We are projecting margins to be between 11.5% and 12.0% for 2012, which includes dilution of approximately 100 basis points related to Clyde Union. The segment had backlog of $1,440.4 and $789.2 as of December 31, 2011 and 2010, respectively. Of the $651.2 increase in backlog, $536.9 is attributable to the 2011 acquisitions. We expect to convert approximately 85% of the segment's year-end 2011 backlog to revenues in 2012.
Test and Measurement
As previously noted, we recently entered into an agreement to sell our Service Solutions business. We expect to complete the sale during the first half of 2012 and to account for Service Solutions as a discontinued operation beginning in the first quarter of 2012. The 2012 revenues for the remaining businesses within the segment are expected to be less than $160.0, while the backlog for these businesses was not material at December 31, 2011.
Thermal Equipment and Services
We are projecting 2012 revenues to decrease between 9% and 14% primarily as a result of continuing challenges within the power generation market. We are projecting margins to be between 8.2% and 8.7% for 2012. We had backlog of $1,054.9 and $1,625.1 as of December 31, 2011 and 2010, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 59% of the segment's year-end 2011 backlog to revenues in 2012. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.
Industrial Products and Services
We are projecting 2012 revenues to increase by 10% to 15% primarily as a result of improving trends for the U.S. power transformer market and our expansion into the large power market. We are projecting margins to be between 9.7% and 10.2% in 2012. Backlog for the segment totaled $477.2 and $359.4 as of December 31, 2011 and 2010, respectively. We expect to convert approximately 84% of the segment's year-end 2011 backlog to revenues in 2012.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Continuing operations:
Cash flows from operating activities	$326.4	$256.7	$463.2
Cash flows used in investing activities	(945.9)	(193.2)	(212.2)
Cash flows from (used in) financing activities	713.9	(147.0)	(239.4)
Cash flows from (used in) discontinued operations	(2.2)	7.0	32.1
Change in cash and equivalents due to changes in foreign currency exchange rates	3.4	9.0	3.3

Net change in cash and equivalents	$95.6	$(67.5)	$47.0

2011 Compared to 2010

        Operating Activities — The increase in cash flows from operating activities for 2011 was due to the fact that 2010 operating cash flows included $100.0 of voluntary contributions to our domestic pension plans and a payment of $26.9 to terminate our Swaps. This year-over-year increase in operating cash flows was offset partially by a payment in 2011 of $34.6 to settle the foreign exchange protection agreements that were entered into in order to hedge the purchase price of Clyde Union.

        Investing Activities — The increase in cash used in investing activities for 2011 was due primarily to an increase in business acquisitions and investments (2011 — $792.5 vs. 2010 — $130.6) and an increase in capital expenditures (2011 — $154.1 vs. 2010 — $75.7). The increase in business acquisitions and investments in 2011 was primarily due to the Clyde Union acquisition ($720.3), while the increase in capital expenditures in 2011 was primarily due to $55.1 of expenditures related to the expansion of our power transformer facility in Waukesha, WI and $40.8 for the purchase of a manufacturing facility in Glasgow, Scotland that is occupied and was previously leased by Clyde Union.

        Financing Activities — The increase in cash flows from financing activities for 2011 was due primarily to $800.0 of term loan borrowings under our senior credit facilities during December 2011, with the proceeds used primarily for the acquisition of Clyde Union.

        Discontinued Operations — The decrease in cash flows from discontinued operations for 2011 was due primarily to cash proceeds recorded in 2010 of $3.0 in connection with the sale of PSD and for a $3.7 promissory note that was received in connection with a 2009 disposition.

2010 Compared to 2009

        Operating Activities — The decrease in cash flows from operating activities during 2010 was attributable primarily to additional investments in working capital, particularly accounts receivable, as a result of the recent organic revenue growth. During 2009, our investment in accounts receivable and inventories decreased significantly due primarily to a decline in organic revenue during the year of 14.4%, resulting in significant cash inflows during the period. In addition, during 2010, we made voluntary contributions to our domestic pension plans of $100.0 and paid $26.9 to terminate our Swaps. These items were partially offset by a decline in annual incentive compensation payments of $36.5 and cash spending on restructuring actions (2010 — $28.2 and 2009 — $67.1).

        Investing Activities — The decrease in cash used in investing activities for 2010 was due primarily to a decline in capital expenditures from $92.8 in 2009 to $75.7 in 2010. Investing cash flows for 2010 and 2009 included cash used for business acquisitions and investments of $130.6 (i.e., the Gerstenberg, TTS, and Anhydro acquisitions, and the EGS investment — see Note 9 to the consolidated financial statements for further discussion of the EGS investment) and $131.4 ($129.2 related to the SPX Heat Transfer Inc. acquisition), respectively.

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

Borrowings

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2011:

	December 31, 2010	Borrowings	Repayments	Other(5)	December 31, 2011
Domestic revolving loan facility	$—	$1,050.0	$(1,050.0)	$—	$—
Foreign revolving loan facility	—	31.1	—	(0.2)	30.9
Term loan 1(1)	—	300.0	—	—	300.0
Term loan 2(1)	—	500.0	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes(2)	28.2	—	(28.2)	—	—
6.25% senior notes(3)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement	—	118.0	(118.0)	—	—
Other indebtedness(4)	48.1	5.6	(2.8)	19.3	70.2

Total debt	1,197.6	$2,004.7	$(1,220.3)	$19.1	2,001.1

Less: short-term debt	36.3				71.3
Less: current maturities of long-term debt	50.8				4.2

Total long-term debt	$1,110.5				$1,925.6

(1)
On December 22, 2011, we drew down our delayed draw incremental term loans in the amounts of $300.0 and $500.0 (collectively the "Term Loans"). These funds were used for the acquisition of Clyde Union, which was consummated substantially contemporaneously with the borrowings.

(2)
These notes were redeemed in full in January 2011.

(3)
These notes were redeemed in full in June 2011.

(4)
Includes balances under a purchase card program of $40.4 and $36.1 at December 31, 2011 and 2010, respectively.

(5)
"Other" includes debt assumed, including $14.5 from the Clyde Union acquisition, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

New Senior Credit Facilities

        On June 30, 2011 we entered into, and on October 5, 2011, we modified, new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. The new senior credit facilities provide for committed senior secured financing of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016 except for the $300.0 term loan which has a final maturity date of June 22, 2013):

  •
  An incremental term loan ("Term Loan 1"), in an aggregate principal amount of $300.0;

  •
  An incremental term loan ("Term Loan 2"), in an aggregate principal amount of $500.0;

  •
  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

  •
  A global revolving credit facility, available for loans in U.S. Dollars, Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $300.0;

  •
  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,000.0; and

  •
  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $200.0.

        Term Loan 1 is repayable in full on the date that is 18 months after the date of funding. Term Loan 2 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, of 0% for 2011 and 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        In addition, the lenders in the syndicate under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

        In connection with the August 2010 termination of our Swaps and the term loan under our then-existing senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 13 to our consolidated financial statements), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

        The new senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $200.0. The amount of the availability resets (up to a maximum of $1,000.0) as amounts are repaid under the term loans.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. We borrow and repay amounts under our revolving credit facilities on a regular basis during the year. During 2011, the average daily amount outstanding under these facilities was approximately $56.0 The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance.

        At December 31, 2011, we had $83.8 and $791.4 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $3.3 of letters of credit outstanding under separate arrangements in China, India and South Africa.

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

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans	Term Loan LIBOR Rate Loans	Term Loan ABR Loans
Greater than or equal to 3.00 to 1.0	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%	2.25%	1.25%
Between 2.00 to 1.0 and 3.00 to 1.0	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%	2.125%	1.125%
Between 1.50 to 1.0 and 2.00 to 1.0	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%	2.00%	1.00%
Between 1.00 to 1.0 and 1.50 to 1.0	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%	1.75%	0.75%
Less than 1.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%	1.50%	0.50%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.49% at December 31, 2011.

        The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.20% per annum, respectively. We paid an upfront fee in an amount equal to an approximate average of 0.5% of the commitment of each lender providing a portion of the Term Loans. In addition, we were required to pay a commitment fee in an amount equal to 0.275% per annum of the daily unused amount of the commitment of the Term Loans, which accrued from October 5, 2011 through December 22, 2011, the date on which the amounts under the Term Loans were borrowed.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied, first, to repay any amounts outstanding under the Term Loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and second, after the Term Loans and any such incremental term loans have been repaid in full, to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds. In addition, upon the incurrence of unsecured indebtedness in the form of a private or public note or bond issuance, the net proceeds of such indebtedness will be applied to the extent necessary to repay in full any amounts outstanding under Term Loan 1.

        We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar and LIBOR rate borrowings other than on the last day of the relevant interest period.

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

        Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is "Ba2" or less (or not rated) by Moody's and "BB" or less (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our and their assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB-" or better by S&P and no defaults exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

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

        At December 31, 2011, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long-term.

        On February 16, 2012, we amended our senior credit facilities, whereby the lenders agreed, as it relates to the proceeds from the pending sale of our Service Solution business, to waive the mandatory prepayments required by the senior credit facilities. The amendment requires that the proceeds from this pending sale be used to repay $325.0 of the Term Loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2). The remaining proceeds can be used at our discretion, including cash dividend payments and share repurchases, subject to compliance with existing covenants.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

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

        At December 31, 2011, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2011 and 2010, the participating businesses had $40.4 and $36.1, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. We had no available borrowing capacity under the facility at December 31, 2011. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

Availability

        At December 31, 2011, we had $485.3 of available borrowing capacity under our revolving credit facilities after giving effect to $30.9 of outstanding borrowings on the foreign revolving loan facility and $83.8 reserved for outstanding letters of credit. In addition, at December 31, 2011, we had $408.6 of available issuance capacity under our foreign trade facility after giving effect to $791.4 reserved for outstanding letters of credit. Lastly, we had no available borrowing capacity under the trade receivables financing agreement at December 31, 2011.

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

        Distress in the financial markets over the last few years has had an adverse impact on financial market activities around the world including, among other things, extreme volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our business, are closely monitoring the impact on our customers and suppliers, and have determined that there has not been a significant impact on our liquidity during 2011 and do not currently expect a significant impact in the near or long-term. While the impact of continued market volatility cannot be predicted, we believe that cash and equivalents, which totaled $551.0 at December 31, 2011, cash flows from operations and our availability under our revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        At December 31, 2011, we had approximately $1,703.0 of undistributed foreign earnings for which no U.S. federal or state income taxes have been provided. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

        As of December 31, 2011, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

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

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in the current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of "Other expense, net" in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $66.1 and $199.5 outstanding as of December 31, 2011 and 2010, respectively, with scheduled maturities of $59.7 and $6.4 in 2012 and 2013, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $73.2 and $200.9 at December 31, 2011 and 2010, respectively, with scheduled maturities of $55.0, $15.8 and $2.4 in 2012, 2013 and 2014, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.7 and $4.1 as of December 31, 2011 and 2010, respectively. We anticipate reclassifying approximately $2.8 of the unrealized loss to income over the next 12 months. The net loss recorded in "Other expense, net" related to FX forward contracts and embedded derivatives totaled $37.0 for 2011, $17.3 for 2010 and $7.7 for 2009.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the purchase of the Clyde Union acquisition, which was paid in GBP. From the inception of these contracts until December 22, 2011 (the date the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other expense, net" in our consolidated financial statements.

        The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2011				December 31, 2010
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$—	$—	$(0.8)	$—	$0.5	$—	$4.3	$—
FX embedded derivatives	1.2	—	(0.3)	(14.8)	2.6	—	1.8	33.2

Commodity Contracts

        From time to time, we enter into commodity contracts. At December 31, 2011 and 2010, the outstanding notional amount of commodity contracts was 2.9 and 1.8 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2011 and 2010, the fair value of these contracts was $0.8 (current liability) and $1.0 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.7) and $0.8 as of December 31, 2011 and 2010, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months. The amount of gain/loss recognized during the years ended December 31, 2011, 2010 and 2009 related to the ineffectiveness of the hedges was not material.

Interest Rate Swaps

        Prior to the August 2010 repayment of our then-existing variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of the borrowings under our then-existing variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our then-existing term loan, we terminated all our Swaps resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during 2010.

Investments in Equity Securities and Available-for-Sale Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At December 31, 2011 and 2010, the fair value of these investments was $5.2 and $12.8, respectively, recorded as a noncurrent asset.

        We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At December 31, 2011 and 2010, these assets had a fair value of $7.8 and $8.5, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010, including net unrealized losses included in earnings.

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Purchases	9.8
Losses included in earnings	(1.3)

Balance at December 31, 2010	8.5
Losses included in earnings	(0.7)

Balance at December 31, 2011	$7.8

Other Fair Value Financial Assets and Liabilities

        The carrying amounts of cash and equivalents and receivables reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at December 31, 2011 for similar debt, was $2,099.1, compared to our carrying value of $2,001.1.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and foreign currency forward and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.

Cash and Other Commitments

        Balances, if any, under the revolving credit and foreign credit instrument facilities of our senior credit facilities are payable in full on June 30, 2016, the maturity date of the facilities. Term Loan 1 is repayable in full on June 19, 2013 and Term Loan 2 is repayable in quarterly installments (with annual repayments, as a percentage of the initial principal amount, of 0% for 2011 and 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2011, we had $182.6 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2011, we declared and paid dividends of $50.9 and $50.5, respectively, while in 2010 we declared and paid dividends of $50.0 and $49.7, respectively.

        Capital expenditures for 2011 totaled $154.1, compared to $75.7 and $92.8 in 2010 and 2009, respectively. Capital expenditures in 2011 related primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative, $55.1 for the expansion of our power transformer facility in Waukesha, WI in order to manufacture larger capacity transformers, $40.8 to acquire a facility in Glasgow, Scotland (a facility occupied and previously leased by Clyde Union), and upgrades of manufacturing facilities and replacement of equipment. We expect 2012 capital expenditures to approximate $130.0, with a significant portion related to the implementation of new ERP software systems and upgrades to manufacturing facilities. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2011, we made contributions and direct benefit payments of $30.8 to our defined benefit pension and postretirement benefit plans, which included $1.8 of contributions that related to businesses that have been classified as discontinued operations. We expect to make $81.7 of contributions and direct benefit payments in 2012, including $1.7 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 8.3% in 2011. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $0.0, $30.0 and $35.7 in taxes for 2011, 2010 and 2009, respectively. In 2011, we made payments of $54.7 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $54.7. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2011, except as discussed in Note 14 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $83.8 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $389.2 of surety bonds. In addition, $51.2 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Trading under this plan is scheduled to begin no sooner than February 24, 2012. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of our Service Solutions business, with the remainder to be repurchased following the consummation of the Service Solutions business sale.

Contractual Obligations:

        The following is a summary of our primary contractual obligations as of December 31, 2011:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$71.3	$71.3	$—	$—	$—
Long-term debt obligations	1,929.8	4.2	912.1	405.2	608.3
Pension and postretirement benefit plan contributions and payments(1)	736.1	78.4	150.3	172.5	334.9
Purchase and other contractual obligations(2)	765.8	658.0	99.3	8.3	0.2
Future minimum operating lease payments(3)	182.6	46.1	62.4	30.9	43.2
Interest payments	419.3	99.0	184.5	94.5	41.3

Total contractual cash obligations(4)	$4,104.9	$957.0	$1,408.6	$711.4	$1,027.9

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2012 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)
Represents contractual commitments to purchase goods and services at specified dates.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $0.0 to $10.0 relating to uncertain tax positions, which includes an estimate for interest and penalties. In addition, the above table does not include potential payments under our derivative financial instruments.

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology, Test and Measurement and Thermal Equipment and Services segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. In 2011, 2010 and 2009, we recognized $1,457.5, $1,319.0 and $1,342.5 of revenues under the percentage-of-completion method, respectively.

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

        We believe that the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit. However, due to the significant length of time over which revenue streams will be generated and costs will be incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant if certain factors change. These factors include, but are not limited to, estimates of the following:

  •
  Escalation of future sales prices under the contracts;

  •
  Ability to recover costs incurred for product design changes and claims;

  •
  Costs, including material and labor costs and related escalation;

  •
  Labor improvements due to the learning curve experience;

  •
  Anticipated cost productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes; and

  •
  Effect of foreign currency exchange fluctuations.

        During 2011, we incurred net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services segment.

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

        In connection with our annual goodwill impairment testing in 2010, we determined that the estimated fair value of our SPX Heat Transfer Inc. reporting unit was comparable to the carrying value of its net assets. In the second quarter of 2011, SPX Heat Transfer Inc. experienced a decline in its revenues and profitability, furthering a trend that began late in the first quarter of 2011, in comparison to (i) recent historical results and (ii) expected results for the period, due to the challenging conditions within the U.S. power market. As such, during the second quarter of 2011, we updated the projections of future discounted cash flows for SPX Heat Transfer Inc. which indicated that the reporting unit's fair value was less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer Inc.'s goodwill ($17.2) and indefinite-lived intangible assets ($7.5). In connection with our annual goodwill impairment testing during the fourth quarter of 2011, and in consideration of a further decline in SPX Heat Transfer Inc.'s revenue and profitability, we determined that the remaining goodwill ($3.6) of the reporting unit was impaired and, thus, recorded an impairment charge of $3.6 during the fourth quarter of 2011. After the aggregate impairment charge in 2011 of $28.3, SPX Heat Transfer Inc. had indefinite-lived intangible assets of $22.6.

        The estimated fair value of each of our other reporting units, except for our Cooling Equipment and Services reporting unit ("Cooling"), exceeds the carrying value of their respective net assets by at least 10%. The estimated fair value of Cooling exceeds the carrying value of its net assets by approximately 5%, while the total goodwill for Cooling was $380.8 at December 31, 2011. A one-hundred basis point increase in the discount rate used in determining Cooling's discounted cash flows would result in Cooling's estimated fair value being less than the carrying value of its net assets.

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

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans accounted for approximately 72% of our total projected benefit obligations at December 31, 2011. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2012 pension expense by approximately $4.4. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 8.3% in 2011.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2012 pension expense by approximately $1.3.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2011 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 7.52%. This rate is assumed to decrease to 5.0% by 2019 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase our estimated 2012 postretirement expense by $0.4.

        In 2010, an increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the participants. This change reduced our pension expense by approximately $20.0 in 2011.

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

        Realization of deferred tax assets associated with net operating loss and credit carryforwards involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $558.3 (including $495.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at December 31, 2011 and 2010, respectively.

        We had insurance recovery assets related to risk management matters of $428.9 and $320.0 at December 31, 2011 and 2010, respectively, included within our consolidated balance sheets.

        Also, during 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other expense, net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated financial statements.

        We believe that we comply fully with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we generally do not discount environmental accruals and do not discount other legal accruals and do not reduce them by anticipated insurance, litigation and other recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

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

New Accounting Pronouncements

        See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements. There are no recent accounting pronouncements that we believe will have a material impact on our financial condition or results of operations in future periods.

 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All dollar amounts are in millions)

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may become speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan, South African Rand and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 13 to our consolidated financial statements for further details.

        The following table provides information, as of December 31, 2011, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2012	2013	2014	2015	2016	After	Total	Fair Value
Long-term debt:
6.875% senior notes	$—	$—	$—	$—	$—	$600.0	$600.0	$648.0
Average interest rate							6.875%
7.625% senior notes	—	—	500.0	—	—	—	500.0	550.0
Average interest rate							7.625%
Term Loan 1	—	300.0	—	—	—	—	300.0	300.0
Average interest rate							2.3662%
Term Loan 2	—	25.0	75.0	100.0	300.0	—	500.0	500.0
Average interest rate							2.3662%

        We believe that current cash and equivalents, cash flows from operations and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        We had FX forward contracts with an aggregate notional amount of $66.1 outstanding as of December 31, 2011, with scheduled maturities of $59.7 and $6.4 in 2012 and 2013, respectively. The fair value of our open contracts was a current liability of $0.8. We had FX embedded derivatives with an aggregate notional amount of $73.2 outstanding at December 31, 2011, with scheduled maturities of $55.0, $15.8 and $2.4 in 2012, 2013 and 2014, respectively. The fair value of the associated embedded derivatives was a net liability of $13.9, with $1.2 recorded as a current asset, $0.3 recorded as a current liability and $14.8 recorded as a noncurrent liability as of December 31, 2011.

        We had commodity contracts with an unrealized loss, net of tax, recorded in accumulated other comprehensive income of $0.7 at December 31, 2011. We expect to reclassify the 2011 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $0.8 (recorded as a current liability) as of December 31, 2011.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2011

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Equity and Comprehensive Income (Loss), and of Cash Flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the years ended September 30, 2011, 2010 and 2009, the Company's investment that is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2011, 2010 and 2009 was $28.7 million, $28.8 million and $28.0 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of such auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 23, 2012

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues	$5,461.9	$4,886.8	$4,845.6
Costs and expenses:
Cost of products sold	3,926.6	3,454.0	3,426.0
Selling, general and administrative	1,103.0	1,024.4	959.2
Intangible amortization	33.7	27.1	21.5
Impairment of goodwill and other intangible assets	28.3	1.7	194.8
Special charges, net	31.4	36.4	73.1

Operating income	338.9	343.2	171.0
Other expense, net	(56.3)	(21.3)	(19.7)
Interest expense	(97.1)	(87.2)	(92.1)
Interest income	5.8	5.4	7.5
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	—
Equity earnings in joint ventures	28.4	30.2	29.4

Income from continuing operations before income taxes	219.7	244.7	96.1
Income tax provision	(34.4)	(53.1)	(47.1)

Income from continuing operations	185.3	191.6	49.0

Loss from discontinued operations, net of tax	—	(0.5)	(6.4)
Gain (loss) on disposition of discontinued operations, net of tax	0.3	11.7	(26.4)

Income (loss) from discontinued operations, net of tax	0.3	11.2	(32.8)

Net income	185.6	202.8	16.2
Less: Net income (loss) attributable to noncontrolling interests	5.0	(2.8)	(15.5)

Net income attributable to SPX Corporation common shareholders	$180.6	$205.6	$31.7

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$180.3	$194.4	$47.2
Income (loss) from discontinued operations, net of tax	0.3	11.2	(15.5)

Net income	$180.6	$205.6	$31.7

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$3.57	$3.91	$0.96
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.01	0.23	(0.32)

Net income per share attributable to SPX Corporation common shareholders	$3.58	$4.14	$0.64

Weighted-average number of common shares outstanding — basic	50.499	49.718	49.363
Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$3.54	$3.86	$0.95
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	—	0.22	(0.31)

Net income per share attributable to SPX Corporation common shareholders	$3.54	$4.08	$0.64

Weighted-average number of common shares outstanding — diluted	50.946	50.347	49.797

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$551.0	$455.4
Accounts receivable, net	1,416.3	1,164.8
Inventories	719.6	564.3
Other current assets	140.5	176.1
Deferred income taxes	67.9	67.9

Total current assets	2,895.3	2,428.5
Property, plant and equipment:
Land	51.8	40.8
Buildings and leasehold improvements	339.8	264.1
Machinery and equipment	883.2	767.1

	1,274.8	1,072.0
Accumulated depreciation	(576.1)	(526.8)

Property, plant and equipment, net	698.7	545.2
Goodwill	1,941.8	1,634.6
Intangibles, net	1,088.2	719.5
Other assets	767.8	665.5

TOTAL ASSETS	$7,391.8	$5,993.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$752.7	$538.8
Accrued expenses	1,091.4	1,080.1
Income taxes payable	28.2	16.3
Short-term debt	71.3	36.3
Current maturities of long-term debt	4.2	50.8

Total current liabilities	1,947.8	1,722.3
Long-term debt	1,925.6	1,110.5
Deferred and other income taxes	137.7	86.9
Other long-term liabilities	1,143.4	969.6

Total long-term liabilities	3,206.7	2,167.0
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively, and 98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively)	993.6	986.7
Paid-in capital	1,502.2	1,461.1
Retained earnings	2,488.3	2,358.6
Accumulated other comprehensive loss	(246.5)	(192.6)
Common stock in treasury (47,629,187 and 47,774,155 shares at December 31, 2011 and 2010, respectively)	(2,510.3)	(2,516.1)

Total SPX Corporation shareholders' equity	2,227.3	2,097.7
Noncontrolling interests	10.0	6.3

Total equity	2,237.3	2,104.0

TOTAL LIABILITIES AND EQUITY	$7,391.8	$5,993.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity and Comprehensive Income (Loss)
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$972.3	$1,393.9	$2,220.5	$(179.9)	$(2,416.0)	$1,990.8	$34.0	$2,024.8
Net income	—	—	31.7	—	—	31.7	(15.5)	16.2
Net unrealized gain on qualifying cash flow hedges, net of tax of $6.7	—	—	—	10.9	—	10.9	—	10.9
Pension liability adjustment, net of tax of $56.5	—	—	—	(95.2)	—	(95.2)	—	(95.2)
Foreign currency translation adjustments, including $5.7 of translation gains recognized upon sale of discontinued operations	—	—	—	50.6	—	50.6	0.8	51.4

Total comprehensive loss	—	—	—	—	—	—	—	(16.7)
Dividends declared ($1.00 per share)	—	—	(49.2)	—	—	(49.2)	—	(49.2)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	5.0	20.2	—	—	—	25.2	—	25.2
Amortization of restricted stock and restricted stock unit grants (includes $0.1 recorded to discontinued operations)	—	27.7	—	—	—	27.7	—	27.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.7	(14.3)	—	—	5.9	(6.7)	—	(6.7)
Treasury stock repurchased	—	—	—	—	(113.2)	(113.2)	—	(113.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Liquidation of noncontrolling interest due to disposition of Filtran (See Note 4)	—	—	—	—	—	—	(5.1)	(5.1)
Purchase of subsidiary shares from noncontrolling interest	—	(1.8)	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interest	—	—	—	—	—	—	(1.9)	(1.9)

Balance at December 31, 2009	979.0	1,425.7	2,203.0	(213.6)	(2,523.3)	1,870.8	10.7	1,881.5
Net income	—	—	205.6	—	—	205.6	(2.8)	202.8
Net unrealized gain on qualifying cash flow hedges, net of tax of $10.8	—	—	—	17.4	—	17.4	—	17.4
Net unrealized gain on available-for-sale securities	—	—	—	6.1	—	6.1	—	6.1
Pension liability adjustment, net of tax of $1.4	—	—	—	28.9	—	28.9	—	28.9
Foreign currency translation adjustments	—	—	—	(31.4)	—	(31.4)	0.3	(31.1)

Total comprehensive income	—	—	—	—	—	—	—	224.1
Dividends declared ($1.00 per share)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Exercise of stock options and other incentive plan activity, including related tax benefit of $3.2	5.1	26.3	—	—	—	31.4	—	31.4
Amortization of restricted stock and restricted stock unit grants	—	31.1	—	—	—	31.1	—	31.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(22.0)	—	—	7.2	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Other changes in noncontrolling interests	—	—	—	—	—	—	0.7	0.7

Balance at December 31, 2010	986.7	1,461.1	2,358.6	(192.6)	(2,516.1)	2,097.7	6.3	2,104.0

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Net income	—	—	180.6	—	—	180.6	5.0	185.6
Net unrealized loss on qualifying cash flow hedges, net of tax of $0.7	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Net unrealized loss on available-for-sale securities	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Pension liability adjustment, net of tax of $7.7	—	—	—	(21.7)	—	(21.7)	—	(21.7)
Foreign currency translation adjustments	—	—	—	(23.5)	—	(23.5)	(0.1)	(23.6)

Total comprehensive income	—	—	—	—	—	—	—	131.6
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.1	4.3	24.7	—	—	—	29.0	—	29.0
Amortization of restricted stock and restricted stock unit grants	—	41.4	—	—	—	41.4	—	41.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(25.0)	—	—	5.8	(16.6)	—	(16.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interests	—	—	—	—	—	—	2.9	2.9

Balance at December 31, 2011	$993.6	$1,502.2	$2,488.3	$(246.5)	$(2,510.3)	$2,227.3	$10.0	$2,237.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$185.6	$202.8	$16.2
Less: Income (loss) from discontinued operations, net of tax	0.3	11.2	(32.8)

Income from continuing operations	185.3	191.6	49.0
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges, net	31.4	36.4	73.1
Gain on sale of product line	—	—	(1.1)
Impairment of goodwill and other intangible assets	28.3	1.7	194.8
Loss on early extinguishment of interest rate protection agreements and term loan	—	25.6	—
Deferred and other income taxes	(25.1)	61.0	(21.0)
Depreciation and amortization	120.7	113.0	105.9
Pension and other employee benefits	56.5	68.4	53.5
Stock-based compensation	41.4	31.1	27.6
Other, net	9.8	15.5	16.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	(11.6)	(218.3)	319.4
Inventories	(92.7)	16.3	160.1
Accounts payable, accrued expenses and other	10.4	(57.4)	(447.3)
Cash spending on restructuring actions	(28.0)	(28.2)	(67.1)

Net cash from continuing operations	326.4	256.7	463.2
Net cash from (used in) discontinued operations	(3.8)	(3.1)	7.9

Net cash from operating activities	322.6	253.6	471.1
Cash flows used in investing activities:
Proceeds from asset sales and other	1.1	9.6	3.6
(Increase) decrease in restricted cash	(0.4)	3.5	8.4
Business acquisitions and other investments, net of cash acquired	(792.5)	(130.6)	(131.4)
Capital expenditures	(154.1)	(75.7)	(92.8)

Net cash used in continuing operations	(945.9)	(193.2)	(212.2)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $10.1 and $28.8 in 2010 and 2009, respectively)	1.6	10.1	24.0

Net cash used in investing activities	(944.3)	(183.1)	(188.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,881.1	164.0	424.5
Repayments under senior credit facilities	(1,050.0)	(825.5)	(503.0)
Borrowings under senior notes	—	600.0	—
Repayments of senior notes	(49.5)	—	—
Borrowing under trade receivables agreement	118.0	90.0	138.0
Repayments under trade receivables agreement	(118.0)	(112.0)	(116.0)
Net borrowings (repayments) under other financing arrangements	2.8	(1.7)	(17.6)
Purchases of common stock	—	—	(113.2)
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	0.1	3.5	1.2
Purchase of noncontrolling interest in subsidiary	—	—	(3.0)
Dividends paid (includes noncontrolling interest distributions of $2.9, $2.6 and $0.4 in 2011, 2010 and 2009, respectively)	(53.4)	(52.3)	(50.3)
Financing fees paid	(17.2)	(13.0)	—

Net cash from (used in) continuing operations	713.9	(147.0)	(239.4)
Net cash from discontinued operations	—	—	0.2

Net cash from (used in) financing activities	713.9	(147.0)	(239.2)

Changes in cash and equivalents due to changes in foreign currency exchange rates	3.4	9.0	3.3
Net change in cash and equivalents	95.6	(67.5)	47.0
Consolidated cash and equivalents, beginning of period	455.4	522.9	475.9

Consolidated cash and equivalents, end of period	$551.0	$455.4	$522.9

Cash and equivalents of continuing operations	$551.0	$455.4	$522.9
Supplemental disclosure of cash flow information:
Interest paid	$90.1	$73.9	$94.2
Income taxes paid, net of refunds of $54.7, $25.9 and $66.4 in 2011, 2010 and 2009, respectively	$—	$30.0	$35.7
Non-cash investing and financing activity:
Debt assumed	$19.9	$3.9	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below, as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("our" or "we") accounts prepared in conformity with accounting principles generally accepted in the United States ("GAAP") after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity ("VIE"), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

        Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Accounting Standards Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in "Other expense, net," with the related net losses totaling $43.2, $27.6 and $21.0 in 2011, 2010 and 2009, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (FOB shipping point) or upon receipt by the customer (FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to automotive and power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenues. Costs incurred for shipping and handling are recorded in cost of products sold. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification. The deliverables under these arrangements typically include hardware and software components, installation, maintenance, extended warranties and software upgrades. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price of the product or service when it is sold separately, competitor prices for similar products or our best estimate. The hardware and software components are usually recognized as revenue contemporaneously, as both are required for essential functionality of the products, with the installation being recognized upon completion. Revenues related to maintenance, extended warranties and software upgrades are deferred and recognized on a pro-rata basis over the coverage period.

        We offer sales incentive programs primarily to effect volume rebates and promotional and advertising allowances. These programs are only significant to two of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation. Taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer are presented on a net basis (excluded from revenues) in our consolidated statements of operations.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        Costs and estimated earnings in excess of billings arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts are recognized as revenue only after we have determined that collection is probable and the amount can be reliably estimated. Claims made by us involve negotiation and, in certain cases, litigation. In the event we incur litigation costs in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.

        We recognized $1,457.5, $1,319.0 and $1,342.5 in revenues under the percentage-of-completion method for the years ended December 31, 2011, 2010 and 2009, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2011 and 2010 were as follows:

	2011	2010
Costs incurred on uncompleted contracts	$2,783.5	$2,394.7
Estimated earnings to date	750.6	662.9

	3,534.1	3,057.6
Less: Billings to date	(3,514.4)	(3,203.4)

	19.7	(145.8)
Net costs and estimated earnings in excess of billings assumed in the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union")	57.2	—

Net costs and estimated earnings in excess of billings (billings in excess of costs and estimated earnings)	$76.9	$(145.8)

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2011 and 2010 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2011	2010
Costs and estimated earnings in excess of billings(1)	$355.9	$228.1
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(279.0)	(373.9)

Net costs and estimated earnings in excess of billings (billings in excess of costs and estimated earnings)	$76.9	$(145.8)

(1)
The December 31, 2011 and 2010 balances include $355.9 and $226.3 reported as a component of "Accounts receivable, net", respectively, and $0.0 and $1.8 as a component of "Other long-term assets" in the consolidated balance sheets, respectively.

(2)
The December 31, 2011 and 2010 balances include $275.4 and $364.5 reported as a component of "Accrued expenses", respectively, and $3.6 and $9.4 as a component of "Other long-term liabilities" in the consolidated balance sheets, respectively.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $77.6, $69.5 and $58.7 in 2011, 2010 and 2009, respectively.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $73.7, $72.0 and $69.7 for the years ended December 31, 2011, 2010 and 2009, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2011 and 2010 totaled $1.3 and $3.9, respectively, while there was no interest capitalized during 2009.

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

        Derivative Financial Instruments — We use foreign currency forward contracts ("FX forward contracts") to manage our exposures to fluctuating currency exchange rates, and forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts") to manage our exposures to fluctuation in certain raw material costs. We have used interest rate protection agreements ("Swaps") to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in other comprehensive income/loss and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$56.8	$60.2	$62.4
Acquisitions	1.3	1.2	0.2
Allowances provided	19.3	17.7	14.4
Write-offs, net of recoveries and credits issued	(24.4)	(22.3)	(16.8)

Balance at end of year	$53.0	$56.8	$60.2

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2011 for our SPX Heat Transfer Inc. reporting unit and in 2009 for our Service Solutions reporting unit.

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2011 and 2010.

	December 31,
	2011	2010
Employee benefits	$211.0	$217.8
Unearned revenue(1)	516.5	501.7
Warranty	53.3	45.6
Other(2)	310.6	315.0

Total	$1,091.4	$1,080.1

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

        Legal — It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

        Environmental Remediation Costs — We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. We record liabilities and report expenses when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. We generally do not discount environmental obligations or reduce them by anticipated insurance recoveries.

        Self-Insurance — We are self-insured for certain of our workers' compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims includes, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported.

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

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$55.8	$56.7	$58.8
Acquisitions	8.6	1.7	3.6
Provisions	26.9	26.9	24.0
Usage	(26.2)	(29.5)	(29.7)

Balance at end of year	65.1	55.8	56.7
Less: Current portion of warranty	53.3	45.6	43.7

Non-current portion of warranty	$11.8	$10.2	$13.0

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets associated with net operating loss and credit carryforwards. When we believe that it is more likely than not that a net operating loss or credit carryforward may expire unused, we establish a valuation allowance against them. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information.

        Employee Benefit Plans — We have defined benefit plans that cover a portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and our assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets. We determine the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. When determining the market-related value of plan assets, changes in the market value of all plan assets are amortized over five years rather than recognizing the changes immediately. As a result, the value of plan assets that is used to calculate the expected return on plan assets differs from the current fair value of the plan assets. We determine the discount rate by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. The rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. We also consult with independent actuaries in determining these assumptions. See Note 10 to the consolidated financial statements for more information.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued guidance to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. The guidance no longer exempts qualifying special-purpose entities from the scope of the Consolidation Topic of the Codification. In addition, the amended guidance requires continuous reconsideration for determining whether an enterprise is the primary beneficiary of another entity, and ignores kick-out rights unless the rights are held by a single enterprise. Consolidation is required if an entity has power and receives benefits or absorbs losses that are potentially significant to the VIE. However, consolidation is not necessary if power is equally shared amongst unrelated parties. The guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. The guidance is effective for interim and annual reporting periods beginning after November 15, 2009. We adopted the guidance on January 1, 2010 with no material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

        In January 2010, the FASB issued an amendment to guidance related to fair value disclosures. The amendment adds new requirements for disclosures about (1) transfers in and out of Levels 1 and 2 fair value measurements in which a reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers, and (2) the activity in Level 3 fair value measurements, including the reconciliation for fair value measurements using significant unobservable inputs in which an entity should present separately information about purchases, sales, issuances, and settlements. This amendment provides clarification of existing disclosures for (1) the level of disaggregation for fair value measurement disclosures for each class of assets and liabilities and (2) the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements required for Levels 2 or 3. Lastly, this update amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The disclosure requirements for significant transfers in and out of Levels 1 and 2 are effective for periods beginning on or after December 15, 2009. We adopted this guidance on January 1, 2010 with no material impact on our consolidated financial statements. The requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis is effective for fiscal years beginning after December 15, 2010. We adopted this guidance on January 1, 2011 with no material impact to our consolidated financial statements.

        In July 2010, the FASB issued guidance to provide greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. The objective is to provide disclosures that facilitate financial statement users' evaluation of (1) the nature of credit risk inherent in the entity's portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses. These objectives are achieved by providing disclosures on a disaggregated basis. This guidance also amends existing disclosure requirements to include (1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a disaggregated basis, (2) the related recorded investment in financing receivables for each disaggregated ending balance, (3) the nonaccrual status of financing receivables by class of financing receivables, and (4) the impaired financing receivables by class of financing receivables. Finally, the following additional disclosures are required (by class of financing receivables unless otherwise noted): (1) credit quality indicators of financing receivables at the end of the reporting period, (2) the aging of past due financing receivables at the end of the reporting period, (3) the nature and extent of troubled debt restructuring that occurred during the period and its effect on the allowance for credit losses, (4) the nature and extent of financing receivables modified as troubled debt restructuring within the previous 12 months that defaulted during the reporting period and their effect on the allowance for credit losses, and (5) any significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The guidance is effective for the first reporting period ending on or after December 15, 2010. We adopted this guidance on December 31, 2010 with no material impact on our consolidated financial statements.

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

        In December 2010, the FASB issued guidance to clarify that if a public entity presents comparative financial statements for business combinations that are material on an individual or aggregate basis, the entity should disclose revenues and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring, adjustments directly attributable to the business combination included in the

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the guidance on January 1, 2011 and have provided the necessary disclosures in Note 4 to the consolidated financial statements herein.

        In June 2011, and amended in December 2011, the FASB issued guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income ("OCI"), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. Each method requires entities to display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for the first reporting period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Topic 350 of the Codification. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued an amendment to guidance related to the disclosures about an employer's participation in a multiemployer plan, to add to the disclosure requirements for businesses that take part in multiemployer pension plans. The amendment adds significant new qualitative disclosures about the multiemployer plans including background information and descriptions of the plan. The amendments also require employers to state if their payments are more than 5% of a plan's total contributions and indicate if there are any plans that have programs to make up for funding shortfalls and state the expiration date of any collective bargaining agreements with employees and minimum funding arrangements. The disclosures are required to address a plan's funding status as defined by the Pension Protection Act of 2006. If the status is unavailable, the disclosures are to indicate whether the plan is less than 65% funded, between 65% and 80% funded, or more than 80% funded. For public companies, the amendments are effective for annual reporting periods ending after December 15, 2011, with early adoption permitted, and should be applied retrospectively for all prior periods presented. We adopted the guidance for the year ended December 31, 2011 and have provided the necessary disclosures in Note 10 to the consolidated financial statements.

        In December 2011, the FASB issued an amendment to disclosure requirements related to offsetting, whereby entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company's financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The amendment applies to a) recognized financial and derivative instruments that are offset in accordance with either ASC 210-20 or ASC 815-10 and b) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and shall be applied retrospectively for all comparative periods presented. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

(4)   Acquisitions, Discontinued Operations and Other Dispositions

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2011, 2010 and 2009 are described below.

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

Acquisitions — 2011

        On August 24, 2011, in our Flow Technology segment, we entered into an agreement to purchase Clyde Union, a global supplier of pump technologies that are utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provides for (i) an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

        We financed the acquisition with available cash and committed senior secured financing. See Note 12 to the consolidated financial statements for further details on the senior secured financing. The estimated fair value of the contingent consideration (earn-out payment) was less than $1.0 at the date of acquisition (December 22, 2011) as well as at December 31, 2011.

        The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

        The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Clyde Union as of December 22, 2011:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$353.8
Property, plant and equipment	67.3
Goodwill	314.8
Intangible assets	385.4
Other assets	28.5

Total assets acquired	1,149.8

Liabilities assumed:
Current liabilities	222.0
Other long-term liabilities	159.0

Total liabilities assumed	381.0

Noncontrolling interest	1.8

Net assets acquired	$767.0

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

(in millions, except per share data)

        The identifiable intangible assets acquired consist of trademarks, customer lists, customer relationships and technology of $76.8, $14.7, $234.3 and $59.6, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the customer lists, customer relationships and technology assets over 1.5, 24.0 and 23.0 years, respectively.

        The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union's operations, expected market growth for existing Clyde Union operations as well as other factors. We expect none of this goodwill to be deductible for income tax purposes.

        We acquired gross receivables of $191.9, which had a fair value on acquisition date of $190.7 based on our estimates of cash flows expected to be recovered.

        Between the acquisition date and December 31, 2011, we recognized revenues and a net loss for Clyde Union of $13.6 and $0.4, respectively. During 2011, we incurred acquisition related costs for Clyde Union of $5.6, which have been recorded to "Selling, general and administrative" within our consolidated financial statements.

        The following unaudited pro forma information presents our results of operations as if the acquisition of Clyde Union had taken place on January 1, 2010. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of Clyde Union. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to historical results for the periods presented:

  •
  Additional depreciation and amortization expense associated with the fair value adjustments to the acquired Clyde Union property, plant and equipment and intangible assets (2011 — $5.5 and 2010 — $10.6).

  •
  The elimination of interest expense related to the portion of Clyde Union's long-term debt that was paid-off at the time of the acquisition (2011 — $17.8 and 2010 — $11.1).

  •
  The addition of interest expense associated with the term loans that were drawn down in order to finance the Clyde Union acquisition (2011 — $19.0 and 2010 — $20.3).

  •
  The elimination of rent expense associated with a facility in Scotland that had been leased by Clyde Union and which we purchased on December 23, 2011 (2011 — $2.1 and 2010 — $2.0).

  •
  The elimination of $34.6 in charges incurred in 2011 associated with the foreign currency protection agreements that we entered into to hedge the Clyde Union purchase price.

  •
  The elimination of $7.4 of transaction fees incurred in 2011 in connection with the acquisition (Buyer — $5.6 and Seller — $1.8).

  •
  A reduction in bonding costs for Clyde Union due to more favorable rates under our senior credit facilities (2011 — $5.9 and 2010 — $5.5).

  •
  The above modifications were adjusted for the applicable income tax impact.

	Year Ended December 31,
	2011	2010
Revenues	$5,896.1	$5,290.2
Income from continuing operations	188.2	208.9
Net income attributable to SPX Corporation common shareholders	188.5	220.1
Income from continuing operations:
Basic	$3.73	$4.20
Diluted	$3.69	$4.15
Net income attributable to SPX Corporation common shareholders:
Basic	$3.73	$4.43
Diluted	$3.70	$4.37

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        On October 31, 2011, in our Flow Technology segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

        In March 2011, in our Flow Technology segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

        In March 2011, in our Test and Measurement segment, we completed the acquisition of substantially all of the assets of Teradyne Inc.'s Diagnostic Solutions business ("DS"), a global supplier of diagnostic solutions for transportation OEMs and automotive dealerships, for a purchase price of $40.2. DS had revenues of approximately $42.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of e&e, Murdoch, and DS were not material, individually or in the aggregate, to our results of operations.

Acquisitions — 2010

        In July 2010, in our Flow Technology segment, we completed the acquisition of the Anhydro business ("Anhydro"), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

        In April 2010, in our Industrial Products and Services segment, we completed the acquisition of Torque Tension Systems Ltd. ("TTS"), a global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

        In February 2010, in our Flow Technology segment, we completed the acquisition of Gerstenberg Schröder A/S ("Gerstenberg"), a designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of Anhydro, TTS and Gerstenberg were not material, individually or in the aggregate, to our results of operations.

Acquisitions — 2009

        In December 2009, in the Thermal Equipment and Services segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC ("Yuba"), a global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $127.8, after adjusting for a working capital settlement during 2010 of $1.4. Yuba had revenues of approximately $129.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition was not material to our results of operations.

Discontinued Operations

        We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

group is deemed probable within the next twelve months. The following businesses, which have been sold, met these requirements, and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Quarter Sale Closed
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010
Automotive Filtration Solutions business ("Filtran")	Q4 2008	Q4 2009
Dezurik	Q3 2008	Q1 2009

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010. During 2011, we recorded a net charge of $0.1 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in connection with adjustments to certain liabilities that we retained.

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010. During 2009, we recorded a net charge of $7.3 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value.

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

        In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0, including $10.0 in cash and a promissory note of $5.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, sold only our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in 2009. This reclassification had no impact on net income attributable to SPX common shareholders. In addition, based on the amount of consideration received and adjustments to certain liabilities that we retained, we recorded an additional charge of $7.7 during 2009 to "Gain (Loss) on disposition of discontinued operations, net of tax."

        During 2011 and 2010, we recorded a net loss of $0.1 and a net gain of $1.3, respectively, to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statements of operations related primarily to adjustments to certain tax liabilities that we retained. In addition, in 2010, we were paid in full (i.e., $5.0) for the promissory note previously mentioned.

        Dezurik — Sold for total consideration of $23.5, including $18.8 in cash and a promissory note of $4.7, resulting in a loss, net of taxes, of $1.6 during 2009. During 2008, we recorded a net charge of $6.0 to "Gain (loss) on disposition of discontinued operations, net of tax" within our consolidated statement of operations in order to reduce the carrying value of the net assets to be sold to their estimated net realizable value. During 2011 and 2010, we recorded net charges of $0.2 and $0.1, respectively, in connection with adjustments to certain liabilities that we retained and, in 2010, we received payment of the promissory note mentioned above.

        In addition to the businesses discussed above, we recognized net gains of $0.7, $1.5 and $6.7 during 2011, 2010 and 2009, respectively, resulting from adjustments to gains/losses on businesses that we sold (and included in discontinued operations) prior to 2009.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        For 2011, 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2011	2010	2009
Loss from discontinued operations	$(3.0)	$(1.2)	$(53.7)
Income tax benefit	3.3	12.4	20.9

Income (loss) from discontinued operations, net	$0.3	$11.2	$(32.8)

        For 2011, 2010 and 2009, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$—	$5.9	$90.3
Pre-tax loss	—	(0.5)	(4.7)

There were no assets or liabilities attributable to discontinued operations at December 31, 2011 and 2010.

Other Dispositions

        On December 30, 2011, we completed the formation of a joint venture with Shanghai Electric Group Co., Ltd. The joint venture will supply dry cooling and moisture separator reheater products and services to the powers sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes (the "transaction"). In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was not received until January 13, 2012. We have determined that this transaction meets the deconsolidation criteria of ASC 810, "Consolidation," and, thus, anticipate recording a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. The net gain associated with this transaction will be recorded in the first quarter of 2012.

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the first half of 2012, resulting in a net gain of approximately $450.0. We have reported Service Solutions within continuing operations in the accompanying consolidated financial statements, as the sale of the business was not deemed probable as of December 31, 2011. Revenues and operating profit for Service Solutions totaled $910.5 and $59.0, respectively, during the year ended December 31, 2011. We expect to report Service Solutions as a discontinued operation beginning in the first quarter of 2012.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

processing, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, automotive service, telecommunications and transportation.

        We aggregate our operating segments into four reportable segments: Flow Technology, Test and Measurement, Thermal Equipment and Services and Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses ("Segment income"). This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by business segment, group of products and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among segments are not significant. Identifiable assets by business segment are those used in our operations in each segment. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets, and our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries ("EGS") joint venture. See Note 9 to the consolidated financial statements for financial information relating to EGS.

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

Thermal Equipment and Services

        Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Primary offerings include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boilers, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, including increasing its dry cooling, heating and ventilation presence in Asia, as well as its thermal components and service offerings. The segment's South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenues:
Flow Technology	$2,042.0	$1,662.2	$1,634.1
Test and Measurement	1,067.8	924.0	810.4
Thermal Equipment and Services	1,644.2	1,602.1	1,595.5
Industrial Products and Services	707.9	698.5	805.6

Total	$5,461.9	$4,886.8	$4,845.6

Segment income:
Flow Technology	$268.4	$215.6	$210.9
Test and Measurement	110.7	76.6	51.4
Thermal Equipment and Services	141.9	193.7	171.8
Industrial Products and Services	59.2	74.4	153.7

Total segment income	580.2	560.3	587.8
Corporate expense	104.3	95.5	83.8
Pension and postretirement expense	35.9	52.4	37.5
Stock-based compensation expense	41.4	31.1	27.6
Special charges, net	31.4	36.4	73.1
Impairment of goodwill and other intangible assets	28.3	1.7	194.8

Consolidated operating income	$338.9	$343.2	$171.0

Capital expenditures:
Flow Technology	$59.6	$23.2	$17.6
Test and Measurement	7.5	5.1	7.5
Thermal Equipment and Services	12.4	13.1	22.0
Industrial Products and Services	59.5	14.0	10.7
General corporate	15.1	20.3	35.0

Total	$154.1	$75.7	$92.8

Depreciation and amortization:
Flow Technology	$41.1	$36.5	$34.0
Test and Measurement	34.1	31.8	31.8
Thermal Equipment and Services	24.0	24.2	21.0
Industrial Products and Services	14.5	14.7	13.5
General corporate	7.0	5.8	5.6

Total	$120.7	$113.0	$105.9

Identifiable assets:
Flow Technology	$3,359.9	$2,098.0	$1,988.3
Test and Measurement	861.5	764.1	787.7
Thermal Equipment and Services	1,825.2	1,809.1	1,789.5
Industrial Products and Services	664.9	562.2	600.3
General corporate	680.3	759.9	550.8
Discontinued operations	—	—	8.4

Total	$7,391.8	$5,993.3	$5,725.0

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

	2011	2010	2009
Revenues by Groups of Products:
Flow Technology	$2,042.0	$1,662.2	$1,634.1
Test and Measurement	1,067.8	924.0	810.4
Thermal Equipment and Services	1,644.2	1,602.1	1,595.5
Industrial Products and Services:
Power transformers and services	239.1	249.3	376.5
Industrial tools and equipment	149.1	120.8	101.3
Aerospace components	80.0	98.8	106.7
Broadcast antenna systems	125.8	118.3	124.7
Laboratory equipment	113.9	111.3	96.4

Total Industrial Products and Services	707.9	698.5	805.6

Total	$5,461.9	$4,886.8	$4,845.6

Geographic Areas:	2011	2010	2009
Revenues:(1)
United States	$2,725.9	$2,467.4	$2,469.6
Germany	558.8	559.4	717.2
China	327.8	387.6	288.2
South Africa	281.4	241.5	138.1
United Kingdom	299.1	242.0	253.0
Other	1,268.9	988.9	979.5

	$5,461.9	$4,886.8	$4,845.6

Tangible Long-Lived Assets:
United States	$1,138.8	$908.0	$742.9
Other	327.7	302.7	245.9

Long-lived assets of continuing operations	1,466.5	1,210.7	988.8
Long-lived assets of discontinued operations	—	—	0.3

Total tangible long-lived assets	$1,466.5	$1,210.7	$989.1

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint and maintaining profitability in a difficult economic environment. As a result of our strategic review process, we recorded net special charges of $31.4 in 2011, $36.4 in 2010 and $73.1 in 2009. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        Liabilities for exit costs, including, among other things, severance, other employee benefit costs, and operating lease obligations on idle facilities, are measured initially at their fair value and recorded when incurred.

        With the exception of certain multi-year operating lease obligations and other contractual obligations, which are not material to our consolidated financial statements, we anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

        Special charges for the years ended December 31, 2011, 2010 and 2009 are described in more detail below and in the applicable sections that follow.

	2011	2010	2009
Employee termination costs	$13.2	$21.2	$48.0
Facility consolidation costs	5.7	5.1	5.6
Other cash costs	0.4	2.2	8.4
Non-cash asset write-downs	12.1	7.9	11.1

Total	$31.4	$36.4	$73.1

2011 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$6.4	$4.1	$—	$—	$10.5
Test and Measurement	1.7	0.4	0.3	3.9	6.3
Thermal Equipment and Services	2.2	0.7	—	—	2.9
Industrial Products and Services	2.6	—	—	1.7	4.3
Corporate	0.3	0.5	0.1	6.5	7.4

Total	$13.2	$5.7	$0.4	$12.1	$31.4

        Flow Technology segment — Charges for 2011 related primarily to headcount reductions at facilities in Germany and China, lease exit costs for facilities in Denmark, France and New Zealand, the continued integration of the Anhydro and Gerstenberg acquisitions, the reorganization of the segment's systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010. These activities resulted in the termination of 133 employees.

        Test and Measurement segment — Charges for 2011 related primarily to costs associated with headcount reductions and consolidation activities for a number of domestic and foreign facilities. In addition, the segment recorded an impairment charge of $3.7 associated with the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition. These activities resulted in the termination of 30 employees.

        Thermal Equipment and Services segment — Charges for 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy and lease exit costs associated with two facilities in Germany. These activities resulted in the termination of 58 employees.

        Industrial Products and Services segment — Charges for 2011 related primarily to costs associated with headcount reductions at facilities in Raymond, ME and Franklin, TN, and asset impairment charges of $1.7. These activities resulted in the termination of 112 employees.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Corporate — Charges for 2011 related primarily to our legal entity reduction initiative and asset impairment charges of $6.5 associated with our decision to postpone the construction of a manufacturing facility in Shanghai, China.

        As relates to plans approved as of December 31, 2011, expected charges still to be incurred are approximately $1.0.

2010 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology	$6.1	$3.0	$0.5	$2.1	$11.7
Test and Measurement	2.9	1.9	0.7	1.6	7.1
Thermal Equipment and Services	11.9	—	0.3	4.0	16.2
Industrial Products and Services	0.3	—	—	—	0.3
Corporate	—	0.2	0.7	0.2	1.1

Total	$21.2	$5.1	$2.2	$7.9	$36.4

        Flow Technology segment — Charges for 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for one facility in Australia and two facilities in New Zealand, additional costs associated with restructuring activities initiated in 2009, and asset impairment charges associated with an idle facility in Lake Mills, WI ($2.1 for 2010), as well as costs associated with the segment's regional reorganization, the movement of certain functions to the new European shared service center in Manchester, United Kingdom, and integration activities related to the Anhydro and Gerstenberg acquisitions. These activities resulted in the termination of 152 employees.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        The following is an analysis of our restructuring and integration liabilities for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Balance at beginning of year	$20.7	$26.0	$31.5
Special charges — cash(1)	19.3	28.5	62.7
Utilization — cash	(28.0)	(28.2)	(67.1)
Currency translation adjustment and other	(0.2)	(5.6)	(1.1)

Ending balance	$11.8	$20.7	$26.0

(1)
The years ended December 31, 2011, 2010 and 2009 exclude $12.1, $7.9 and $10.4, respectively, of non-cash special charges that impact special charges but not the restructuring and integration related liabilities.

(7)   Inventories

        Inventories at December 31, 2011 and 2010 comprise the following:

	December 31,
	2011	2010
Finished goods	$246.7	$190.3
Work in process	182.3	113.9
Raw materials and purchased parts	325.2	292.5

Total FIFO cost	754.2	596.7
Excess of FIFO cost over LIFO inventory value	(34.6)	(32.4)

Total inventories	$719.6	$564.3

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 22% and 29% of total inventory at December 31, 2011 and 2010, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $3.7 and $5.9 at December 31, 2011 and 2010, respectively. During 2011 and 2010, inventory reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which increased operating income by approximately $1.2 and $4.0 during the years ended December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(2)	December 31, 2010	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2011
Flow Technology
Gross Goodwill	$652.2	$53.8	$—	$(3.3)	$702.7	$324.8	$—	$(7.6)	$1,019.9
Accumulated Impairments	—	—	—	—	—	—	—	—	—

Goodwill	652.2	53.8	—	(3.3)	702.7	324.8	—	(7.6)	1,019.9

Test & Measurement
Gross Goodwill	468.5	—	—	(34.0)	434.5	17.0	—	(1.7)	449.8
Accumulated Impairments	(287.6)	—	—	30.6	(257.0)	—	—	1.2	(255.8)

Goodwill	180.9	—	—	(3.4)	177.5	17.0	—	(0.5)	194.0

Thermal Equipment and Services
Gross Goodwill	622.6	—	—	(20.0)	602.6	—	—	(4.8)	597.8
Accumulated Impairments	(114.1)	—	—	—	(114.1)	—	(20.8)	—	(134.9)

Goodwill	508.5	—	—	(20.0)	488.5	—	(20.8)	(4.8)	462.9

Industrial Products and Services
Gross Goodwill	344.3	7.3	—	0.2	351.8	—	—	(0.9)	350.9
Accumulated Impairments	(85.9)	—	—	—	(85.9)	—	—	—	(85.9)

Goodwill	258.4	7.3	—	0.2	265.9	—	—	(0.9)	265.0

Total
Gross Goodwill	2,087.6	61.1	—	(57.1)	2,091.6	341.8	—	(15.0)	2,418.4
Accumulated Impairments	(487.6)	—	—	30.6	(457.0)	—	(20.8)	1.2	(476.6)

Goodwill	$1,600.0	$61.1	$—	$(26.5)	$1,634.6	$341.8	$(20.8)	$(13.8)	$1,941.8

(1)
Impairment charges totaled $20.8 during the year ended December 31, 2011 related to our SPX Heat Transfer Inc. reporting unit.

(2)
Includes adjustments resulting from acquisitions not consummated during the years ended December 31, 2011 and 2010 of $(3.2) and $(6.4), respectively, and changes from foreign currency translation adjustments for the years ended December 31, 2011 and 2010 of $(10.6) and $(20.1), respectively.

        Identifiable intangible assets comprised the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives(1):
Patents	$19.2	$(17.5)	$1.7	$24.6	$(21.6)	$3.0
Technology	183.5	(31.2)	152.3	116.7	(23.3)	93.4
Customer relationships	487.6	(66.9)	420.7	239.7	(51.6)	188.1
Other:	52.4	(19.9)	32.5	35.4	(13.5)	21.9

	742.7	(135.5)	607.2	416.4	(110.0)	306.4
Trademarks with indefinite lives(2):	481.0	—	481.0	413.1	—	413.1

Total	$1,223.7	$(135.5)	$1,088.2	$829.5	$(110.0)	$719.5

(1)
The identifiable intangible assets associated with the Clyde Union acquisition consist of trademarks, customer lists, customer relationships and technology of $76.8, $14.7, $234.3 and $59.6, respectively, with such amounts based on a preliminary assessment of the related fair values.

(2)
Balance reflects impairment charges recorded during 2011 associated with businesses within our Thermal Equipment and Services and Industrial Products and Services segments of $7.5 and $0.8, respectively, and an impairment charge associated with a business within our Thermal Equipment and Services segment of $1.7 in 2010.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Amortization expense was $33.7, $27.1 and $21.5 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense related to these intangible assets is $52.9 in 2012, $43.8 in 2013, $39.2 in 2014, $38.0 in 2015, and $36.3 in 2016.

        At December 31, 2011, the net carrying value of intangible assets with determinable lives consisted of $467.2 in the Flow Technology segment, $71.2 in the Test and Measurement segment, $57.9 in the Thermal Equipment and Services segment, and $10.9 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $282.3 in the Flow Technology segment, $54.3 in the Test and Measurement segment, $130.2 in the Thermal Equipment and Services segment, and $14.2 in the Industrial Products and Services segment.

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

        In connection with our annual goodwill impairment testing in 2010, we determined that the estimated fair value of our SPX Heat Transfer Inc. reporting unit was comparable to the carrying value of its net assets. In the second quarter of 2011, SPX Heat Transfer Inc. experienced a decline in its revenues and profitability, furthering a trend that began late in the first quarter of 2011, in comparison to (i) recent historical results and (ii) expected results for the period, due to the challenging conditions within the U.S. power market. As such, during the second quarter of 2011, we updated the projection of future discounted cash flows for SPX Heat Transfer Inc. which indicated that the reporting unit's fair value was less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer Inc.'s goodwill ($17.2) and indefinite-lived intangible assets ($7.5). In connection with our annual goodwill impairment testing during the fourth quarter of 2011, and in consideration of a further decline in SPX Heat Transfer Inc.'s revenue and profitability, we determined that the remaining goodwill ($3.6) of the reporting unit was impaired and, thus, recorded an impairment charge of $3.6 during the fourth quarter of 2011. After the aggregate impairment charge in 2011 of $28.3, SPX Heat Transfer Inc. had indefinite-lived intangible assets of $22.6.

        The estimated fair value of each of our other reporting units, except for our Cooling Equipment and Services reporting unit ("Cooling"), exceeds the carrying value of their respective net assets by at least 10%. The estimated fair value of Cooling exceeds the carrying value of its net assets by approximately 5%, while the total goodwill for Cooling was $380.8 at December 31, 2011.

        In connection with our annual goodwill impairment testing in 2009, our analysis indicated that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets, which resulted in a goodwill impairment charge related to such goodwill of $187.7. In addition to the goodwill impairment charge of $187.7, our Service Solutions reporting unit and businesses within our Thermal Equipment and Services segment recorded impairment charges related to other intangible assets of $1.0 and $6.1, respectively, during 2009.

(9)   Investment in Joint Venture

        We have a joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Brazil, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method of accounting, on a three-month lag basis, and we typically receive our share of the joint venture's

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

earnings in cash dividends paid quarterly. EGS's results of operations and selected other information for its fiscal years ended September 30, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net sales	$495.3	$445.4	$429.4
Gross profit	201.5	189.2	182.3
Net income	63.7	62.7	62.5
Capital expenditures	16.7	11.9	11.8
Depreciation and amortization	10.3	9.6	8.8
Dividends received	29.4	30.3	30.7
Undistributed earnings attributable to SPX Corporation	4.6	5.5	6.8
SPX's equity earnings in EGS	28.7	28.8	28.0

        Condensed balance sheet information of EGS as of September 30, 2011 and 2010 was as follows:

	2011	2010
Current assets	$179.7	$170.2
Non-current assets	342.5	337.5
Current liabilities	128.0	114.2
Non-current liabilities	30.1	29.0

        The carrying value of our investment in EGS was $68.9 and $69.3 at December 31, 2011 and 2010, respectively, and is recorded in "Other assets" in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $85.1 at December 31, 2011. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

(10)   Employee Benefit Plans

        Overview — We have defined benefit pension plans that cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension plan and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

        We have domestic postretirement plans that provide health and life insurance benefits to certain retirees and their dependents. Beginning in 2003, we discontinued providing these postretirement benefits generally to newly hired employees. Some of these plans require retiree contributions at varying rates. Not all retirees are eligible to receive these benefits, with eligibility governed by the plan(s) in effect at a particular location.

        The plan year-end date for all our plans is December 31.

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and the ability to manage risk commensurate with the investment style and objective for which they were hired. We continuously monitor the value of assets by class and routinely rebalance our portfolio with the goal of meeting our target allocations. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to global versus regional markets, fund types and fund managers.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. The bonds strategy also includes a high yield element, which is generally shorter in duration. A small portion of U.S. plan assets is allocated to private equity partnerships and real estate asset fund investments for diversification, providing opportunities for above market returns. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2011 and 2010.

        Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2011 and 2010, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2011	2010	2011
Global equities	16%	19%	17%
Global equity common trust funds	27%	26%	33%
Fixed income common trust funds	27%	17%	20%
Commingled global fund allocations	25%	22%	30%
Short term investments(1)	4%	15%	—%
Other(2)	1%	1%	—%

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class at December 31, 2011 and 2010 were comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2011	2010	2011
Global equity common trust funds	38%	50%	44%
Fixed income common trust funds	40%	36%	34%
Non-U.S. Government securities	15%	10%	20%
Short term investments(1)	5%	3%	1%
Other(2)	2%	1%	1%

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class were comprised primarily of insurance contracts.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The fair value of pension plan assets at December 31, 2011, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Equity securities:
Global equities:
Capital equipment	$27.1	$27.1	$—	$—
Consumer goods	16.5	16.5	—	—
Energy	12.3	12.3	—	—
Finance	10.1	10.1	—	—
Materials	17.2	17.2	—	—
Services	12.7	12.7	—	—
Miscellaneous	39.4	39.4	—	—
Global equity common trust funds(1)	328.9	91.6	212.9	24.4
Debt securities:
Fixed income common trust funds(2)	331.9	64.0	266.5	1.4
Non-U.S. Government securities	36.0	—	36.0	—
Alternative investments:
Commingled global fund allocations(3)	231.9	96.7	5.3	129.9
Other:
Short term investments(4)	43.5	43.5	—	—
Other(5)	7.7	1.7	—	6.0

Total	$1,115.2	$432.8	$520.7	$161.7

        The fair value of pension plan assets at December 31, 2010, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Equity securities:
Global equities:
Capital equipment	$34.2	$34.2	$—	$—
Consumer goods	22.4	22.4	—	—
Energy	13.2	13.2	—	—
Finance	15.5	15.5	—	—
Materials	21.4	21.4	—	—
Services	19.1	19.1	—	—
Miscellaneous	40.9	40.9	—	—
Global equity common trust funds(1)	335.3	86.5	248.8	—
Debt securities:
Fixed income common trust funds(2)	232.6	—	231.3	1.3
Non-U.S. Government securities	23.8	—	23.8	—
Alternative investments:
Commingled global fund allocations(3)	193.3	70.9	—	122.4
Other:
Short term investments(4)	133.1	133.1	—	—
Other(5)	10.5	1.1	1.2	8.2

Total	$1,095.3	$458.3	$505.1	$131.9

(1)
This class represents investments in actively managed common trust funds that invest primarily in equity securities, which may include common stocks, options and futures. The funds are valued at the net asset value per share multiplied by the

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

  number of shares held as of the measurement date. The investments are valued based on market values and yields currently available for comparable securities of issuers with similar credit ratings. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(2)
This class represents investments in actively managed common trust funds that invest in a variety of fixed income investments, which may include corporate bonds, both U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. The funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The investments are valued based on yields currently available for comparable securities of issuers with similar credit ratings. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(3)
This class represents investments in actively managed common trust funds with investments in both equity and debt securities. The investments may include common stock, corporate bonds, U.S. and non-U.S. municipal securities, interest rate swaps, options and futures. The funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The investments are valued based on market values and yields currently available for comparable securities of issuers with similar credit ratings. The Level of the fund(s) (Level 1, 2 or 3) is determined based on the classification of the significant holdings within the fund.

(4)
Short term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest bearing accounts.

(5)
This category represents investments in insurance contracts, private equity and publicly traded real estate investment trusts. The insurance contracts and private equity investments are valued using unobservable inputs from the fund manager, primarily based on discounted cash flows models.

        Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $47.4 at December 31, 2011 and $48.6 at December 31, 2010, and have been included within "Level 2" of the fair value hierarchy in the tables above.

        There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during 2011 and 2010. It is our policy to recognize transfers between Levels at the beginning of the fiscal year.

        The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2011 and 2010:

	Global Equity Common Trust Funds	Commingled global fund allocations	Fixed income common trust funds	Other	Total
Balance at December 31, 2009	$—	$103.7	$1.2	$9.0	$113.9
Realized gains	—	—	—	0.5	0.5
Unrealized gains relating to instruments still held at period end	—	13.4	0.1	0.4	13.9
Purchases, sales, issuances and settlements, net	—	5.3	—	(1.7)	3.6

Balance at December 31, 2010	—	122.4	1.3	8.2	131.9
Realized gains	—	0.7	—	0.6	1.3
Unrealized gains (losses) relating to instruments still held at period end	1.6	13.1	0.1	(0.9)	13.9
Purchases	24.3	—	—	—	24.3
Sales	(1.5)	(6.3)	—	(1.9)	(9.7)

Balance at December 31, 2011	$24.4	$129.9	$1.4	$6.0	$161.7

        There were no transfers in or out of Level 3 assets in 2011 and 2010.

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

During 2011, we made no contributions to our qualified domestic pension plans and direct benefit payments of $4.2 to our non-qualified domestic pension plans. In 2012, we expect to make contributions of $46.8 to our qualified domestic pension plans and direct benefit payments of $6.6 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. To our foreign plans that are funded, we made contributions of $8.4 in 2011, which included $1.8 of contributions that relate to businesses that have been classified as discontinued operations. In addition, to our foreign plans that are unfunded, we made direct benefit payments of $2.3 in 2011. In 2012, we expect to make $8.2 of contributions, which will include $1.7 of contributions that relate to businesses that have been classified as discontinued operations and $2.3 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2011, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2011 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2012	$82.2	$12.4
2013	83.6	13.0
2014	81.9	13.5
2015	142.1	14.1
2016	82.3	14.6
Subsequent five years	414.1	81.0

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2011 has decreased since December 31, 2010, primarily as a result of lower discount rates being used to value the plans in 2011 compared to 2010. Our non-funded pension plans account for $166.3 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,148.3	$1,091.7	$258.0	$270.3
Service cost	9.9	9.3	2.8	2.3
Interest cost	57.4	61.1	14.2	14.1
Employee contributions	—	—	0.2	0.1
Actuarial losses (gains)	53.0	63.9	9.0	(12.5)
Curtailment gain	(0.1)	—	(0.1)	—
Acquisitions	1.0	—	17.0	—
Plan amendments	—	—	—	0.4
Benefits paid	(76.0)	(77.7)	(13.7)	(11.8)
Foreign exchange and other	—	—	(2.7)	(4.9)

Projected benefit obligation — end of year	$1,193.5	$1,148.3	$284.7	$258.0

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets — beginning of year	$867.5	$713.3	$227.8	$207.0
Return on plan assets	71.8	107.6	12.0	22.9
Benefits paid	(76.0)	(77.7)	(13.7)	(11.8)
Contributions (employer and employee)	4.2	124.3	10.9	12.7
Acquisitions	0.7	—	11.8	—
Foreign exchange and other	—	—	(1.8)	(3.0)

Fair value of plan assets — end of year	$868.2	$867.5	$247.0	$227.8

Funded status at year-end	$(325.3)	$(280.8)	$(37.7)	$(30.2)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$—	$23.7	$22.3
Accrued expenses	(6.4)	(4.2)	(2.3)	(2.2)
Other long-term liabilities	(318.9)	(276.6)	(59.1)	(50.3)

Net amount recognized	$(325.3)	$(280.8)	$(37.7)	$(30.2)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$616.4	$593.3	$51.3	$39.8
Net prior service costs (credits)	(0.7)	(1.6)	0.1	—

Total accumulated comprehensive loss (pre-tax)	$615.7	$591.7	$51.4	$39.8

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2011 and 2010:

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Projected benefit obligation	$1,193.5	$1,148.3	$116.6	$97.4
Accumulated benefit obligation	1,176.7	1,130.0	114.4	95.9
Fair value of plan assets	868.2	867.5	55.3	45.3

        The accumulated benefit obligation for all domestic and foreign pension plans was $1,176.7 and $278.7, respectively, at December 31, 2011 and $1,130.0 and $254.5, respectively, at December 31, 2010.

        Components of Net Periodic Pension Benefit Expense — An increase in the number of inactive participants in one of our domestic pension plans resulted in almost all of the plan participants being inactive. Accordingly, in 2011 we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction to pension expense of approximately $20.0 for the year ended December 31, 2011.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2011	2010	2009
Service cost	$9.9	$9.3	$8.0
Interest cost	57.4	61.1	66.2
Expected return on plan assets	(65.6)	(68.4)	(74.2)
Amortization of unrecognized losses	23.2	36.4	22.0
Amortization of unrecognized prior service credits	(0.9)	(0.9)	(0.8)
Curtailment/settlement loss	—	—	0.3

Total net periodic pension benefit expense	24.0	37.5	21.5
Less: Net periodic pension expense of discontinued operations	—	—	(0.3)

Net periodic pension benefit expense of continuing operations	$24.0	$37.5	$21.2

Foreign Pension Plans

	Year Ended December 31,
	2011	2010	2009
Service cost	$2.8	$2.3	$2.5
Interest cost	14.2	14.1	13.9
Expected return on plan assets	(16.2)	(14.3)	(13.2)
Amortization of unrecognized losses	0.9	1.7	2.1
Amortization of unrecognized prior service credits	—	—	(0.1)
Curtailment gain	(0.1)	—	—

Total net periodic pension benefit expense	1.6	3.8	5.2
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	(0.1)	(0.6)

Net periodic pension benefit expense of continuing operations	$1.4	$3.7	$4.6

        Other changes in plan assets and benefit obligations recognized in other comprehensive loss in 2011 were as follows:

	Domestic plans	Foreign plans
Current year actuarial loss	$46.3	$13.2
Amortization of actuarial loss	(23.2)	(0.9)
Amortization of prior service credits	0.9	—
Curtailment gain	0.1	0.1
Foreign exchange and other	—	(0.8)

	$24.1	$11.6

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2012 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$24.6	$1.4
Net prior service credits	(0.4)	—

	$24.2	$1.4

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.22%	5.80%	7.06%
Rate of increase in compensation levels	4.00%	4.00%	4.25%
Expected long-term rate of return on assets	7.25%	8.25%	8.50%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.69%	5.22%	5.80%
Rate of increase in compensation levels	3.75%	4.00%	4.00%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.42%	5.50%	6.35%
Rate of increase in compensation levels	4.15%	4.10%	4.00%
Expected long-term rate of return on assets	7.00%	7.04%	7.62%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.10%	5.42%	5.50%
Rate of increase in compensation levels	3.92%	4.15%	4.10%

        We review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. The assumptions are determined by us and established at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based on forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) the rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. In addition, we consider advice from independent actuaries.

Multiemployer Benefit Plans

        Upon acquisition of Clyde Union, we assumed participation in a multiemployer benefit plan under the terms of a collective-bargaining agreement that covers Clyde Union's domestic union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

  •
  Assets contributed to the multiemployer plan by us may be used to provide benefits to employees of other participating employers;

  •
  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

  •
  If we choose to stop participating in the multiemployer plan, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status — 2011	Financial Improvement Plan / Rehabilitation Plan Status Pending	2011 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	No	$0.3	No	August 7, 2012

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

        The contributions made by Clyde Union during 2011 were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan ("IAM"). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten year period as opposed to the previous period of five years.

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments or policy premium payments. In 2011, we made benefit payments of $14.3 (net of federal subsidies of $1.6) to our postretirement benefit plans. Following is a summary, as of December 31, 2011, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2011 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2012	$16.0	$1.8
2013	15.3	1.8
2014	14.6	1.8
2015	14.0	1.7
2016	13.3	1.6
Subsequent five years	55.4	7.1

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$152.5	$152.3
Service cost	0.4	0.3
Interest cost	7.0	8.0
Actuarial (gain) loss	(3.9)	7.8
Benefits paid	(14.3)	(15.9)
Acquisitions	7.0	—

Projected benefit obligation — end of year	$148.7	$152.5

Funded status at year-end	$(148.7)	$(152.5)
Amounts recognized in the balance sheet consist of:
Accrued expenses	$(15.7)	$(16.2)
Other long-term liabilities	(133.0)	(136.3)

Net amount recognized	$(148.7)	$(152.5)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$44.9	$53.3
Net prior service credit	(3.1)	(4.5)

Total accumulated comprehensive loss (pre-tax)	$41.8	$48.8

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

        The net periodic postretirement benefit expense included the following components:

	Year Ended December 31,
	2011	2010	2009
Service cost	$0.4	$0.3	$0.2
Interest cost	7.0	8.0	9.9
Amortization of unrecognized loss	4.5	4.2	3.0
Amortization of unrecognized prior service credits	(1.4)	(1.3)	(1.4)

Net periodic postretirement expense	$10.5	$11.2	$11.7

        Other changes in benefit obligations recognized in other comprehensive loss in 2011 were as follows:

Current year actuarial gain	$(3.9)
Amortization of actuarial loss	(4.5)
Amortization of prior service credits	1.4

$(7.0)

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2012 include net actuarial losses of $3.7 and prior service credits of $1.4.

        Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year Ended December 31,
	2011	2010	2009
Assumed health care cost trend rates:
Heath care cost trend rate for next year	7.52%	7.86%	8.21%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019	2019
Discount rate used in determining net periodic postretirement benefit expense	4.85%	5.46%	7.07%
Discount rate used in determining net year-end postretirement benefit obligation	4.36%	4.85%	5.46%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have had the following effects on 2011 postretirement expense:

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.4	$(0.4)
Effect on postretirement benefit obligation	$9.4	$(8.6)

Defined Contribution Retirement Plans

        We maintain a defined contribution retirement plan (the "Plan") pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the Plan, eligible U.S. employees may voluntarily contribute up to 50% of their compensation into the Plan and we match a portion of participating employees' contributions. Our matching contributions are primarily made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

        Under the Plan, we contributed 0.271, 0.269 and 0.347 shares of our common stock to employee accounts in 2011, 2010 and 2009, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $18.0 in 2011, $16.7 in 2010 and $17.4 in 2009 as compensation expense related to the matching contribution.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the Plan. We match a portion of participating employees' deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $47.0 and $47.3 at December 31, 2011 and 2010, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheet within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2011, 2010 and 2009, we recorded additional compensation expense of $0.4, $0.4 and $0.8, respectively, relating to our matching contributions to the SRSP.

        Certain collectively-bargained employees participate in the Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.

(11)   Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations:
United States	$47.2	$96.3	$120.4
Foreign	172.5	148.4	(24.3)

	$219.7	$244.7	$96.1

Provision for (benefit from) income taxes:
Current:
United States	$26.1	$(24.4)	$54.0
Foreign	33.4	17.0	14.1

Total current	59.5	(7.4)	68.1

Deferred and other:
United States	(35.5)	66.2	(13.6)
Foreign	10.4	(5.7)	(7.4)

Total deferred and other	(25.1)	60.5	(21.0)

Total provision	$34.4	$53.1	$47.1

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.5	2.2	3.6
U.S. credits and exemptions	(7.3)	(1.1)	(5.2)
Foreign earnings taxed at lower rates	(6.4)	(9.2)	(28.1)
Audit settlements with taxing authorities	(0.2)	(0.6)	(2.9)
Adjustments to uncertain tax positions	0.9	(4.3)	4.4
Changes in valuation allowance	(10.7)	(4.9)	6.0
Impairment of goodwill and other intangible assets	—	—	44.5
Benefit for loss on investment in foreign subsidiary	—	—	(4.7)
Law change regarding deductibility of Medicare Part D expenses	—	2.5	—
Tax on repatriation of foreign earnings	3.1	1.4	—
Other	(0.2)	0.7	(3.6)

	15.7%	21.7%	49.0%

        Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Working capital accruals	$39.5	$42.4
Legal, environmental and self-insurance accruals	45.7	40.8
Pension, other postretirement and postemployment benefits	166.6	147.5
NOL and credit carryforwards	254.7	221.2
Payroll and compensation	46.4	48.8
Other	72.3	80.9

Total deferred tax assets	625.2	581.6
Valuation allowance	(133.8)	(167.0)

Net deferred tax assets	491.4	414.6

Deferred tax liabilities:
Accelerated depreciation	37.3	27.0
Basis difference in affiliates	40.5	38.6
Intangible assets recorded in acquisitions	348.6	219.0
Other	61.7	65.3

Total deferred tax liabilities	488.1	349.9

	$3.3	$64.7

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        At December 31, 2011, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $561.6 and tax losses of various foreign jurisdictions of approximately $678.8. We also had U.S. foreign tax and general business credit carryforwards of $29.1 and $12.7, respectively. Of these amounts, approximately $6.9 expire in 2012 and $728.7 expire at various times between 2012 and 2031. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $33.2 and $44.5 in 2011 and 2010, respectively. Of the decrease in 2011, $23.5 was recognized as a reduction in tax expense from continuing operations. Of the decrease in 2010, $12.0 was recognized as a reduction in tax expense from continuing operations and $9.5 as a tax benefit from discontinued operations.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in the prior year.

Undistributed Foreign Earnings

        Undistributed foreign earnings are considered indefinitely reinvested. Accordingly, we have made no provision for U.S. federal and state income taxes or foreign withholding taxes for these foreign earnings. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. At December 31, 2011, we had approximately $1,703.0 of undistributed foreign earnings for which no U.S. federal or state income taxes have been provided.

Unrecognized Tax Benefits

        As of December 31, 2011, we had gross unrecognized tax benefits of $85.2 (net unrecognized tax benefits of $68.0), of which $61.7, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2010 and 2009, we had gross unrecognized tax benefits of $95.5 (net unrecognized tax benefits of $77.4) and $120.9 (net unrecognized tax benefits of $105.3), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2011, gross accrued interest excluded from the amounts above totaled $12.9 (net accrued interest of $10.1), while the related amounts as of December 31, 2010 and 2009 were $15.6 (net accrued interest of $11.3) and $21.9 (net accrued interest of $16.5), respectively. Our income tax provision for the years ended December 31, 2011, 2010 and 2009 included gross interest income of $2.3, $4.0 and $0.7, respectively. There were no significant penalties recorded during any of the years presented.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $30.0 to $40.0. The previously unrecognized tax benefits relate to a variety of tax issues including transfer pricing matters, deductibility of interest expense in certain jurisdictions, and other, primarily foreign, tax matters.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Unrecognized tax benefit — opening balance	$95.5	$120.9	$102.9
Gross increases — tax positions in prior period	3.3	13.9	29.8
Gross decreases — tax positions in prior period	(11.4)	(13.4)	(3.2)
Gross increases — tax positions in current period	10.9	8.7	11.2
Settlements	(0.9)	(24.5)	(5.8)
Lapse of statute of limitations	(11.5)	(8.3)	(16.8)
Change due to foreign currency exchange rates	(0.7)	(1.8)	2.8

Unrecognized tax benefit — ending balance	$85.2	$95.5	$120.9

Other Tax Matters

        During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this method change, we have determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, we released the valuation allowance on our foreign tax credit carryforwards in 2011, resulting in an income tax benefit of $27.8. In addition, the effective tax rate for the year ended December 31, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These tax benefits were offset partially by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

        During 2010, the IRS completed the field examination of our 2006 and 2007 federal income tax returns and issued a Revenue Agent's Report ("RAR"). Upon issuance of the RAR, we reduced a portion of our valuation allowance and our liability for uncertain tax positions to reflect amounts determined to be effectively settled or that satisfied the more likely than not threshold, resulting in the recognition of income tax benefits of $18.2 and $7.3 to continuing and discontinued operations, respectively. Further, we disagreed with and protested certain adjustments included in the RAR to the Appeals Office of the IRS. In the fourth quarter of 2011, we settled all issues under appeal with the IRS for the 2006 and 2007 tax years with no further recognition of income tax expense or benefit resulting.

        In addition, the effective income tax rate for the year ended December 31, 2010 was impacted favorably by a $16.0 tax benefit related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the 2010 enactment of the Patient Protection and Affordable Care Act (the "PPAC Act") and $3.6 associated with the repatriation of foreign earnings.

        In 2009, the statute of limitations expired for various state income tax returns. As a result of these expirations, we recognized tax benefits of $18.0 during 2009, with approximately $7.9 recorded to continuing operations and the remainder of $10.1 recorded to discontinued operations. In addition, the effective tax rate for the year ended December 31, 2009 was impacted favorably by a tax benefit of $4.9 associated with a loss on an investment in a foreign subsidiary and negatively impacted by a tax benefit of only $25.6 on the goodwill and intangible asset impairment charges of $194.8 that were recorded during the year.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include: Canada for the 2000 to 2002 and 2006 tax returns, Germany for the 2005 to 2009 tax returns, Denmark for the 2006 to 2010 tax returns, and the United Kingdom for the 2009 tax return. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

        Upon the conclusion of our disposition activities discussed in Note 4, we may recognize an additional income tax provision or benefit, generally, as part of discontinued operations.

(12)   Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2011.

	December 31, 2010	Borrowings	Repayments	Other(5)	December 31, 2011
Domestic revolving loan facility	$—	$1,050.0	$(1,050.0)	$—	$—
Foreign revolving loan facility	—	31.1	—	(0.2)	30.9
Term loan 1(1)	—	300.0	—	—	300.0
Term loan 2(1)	—	500.0	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
7.50% senior notes(2)	28.2	—	(28.2)	—	—
6.25% senior notes(3)	21.3	—	(21.3)	—	—
Trade receivables financing arrangement	—	118.0	(118.0)	—	—
Other indebtedness(4)	48.1	5.6	(2.8)	19.3	70.2

Total debt	1,197.6	$2,004.7	$(1,220.3)	$19.1	2,001.1

Less: short-term debt	36.3				71.3
Less: current maturities of long-term debt	50.8				4.2

Total long-term debt	$1,110.5				$1,925.6

(1)
On December 22, 2011, we drew down our delayed draw incremental term loans in the amounts of $300.0 and $500.0 (collectively the "Term Loans"). These funds were used for the acquisition of Clyde Union, which was consummated substantially contemporaneously with the borrowings.

(2)
These notes were redeemed in full in January 2011.

(3)
These notes were redeemed in full in June 2011.

(4)
Includes balances under a purchase card program of $40.4 and $36.1 at December 31, 2011 and 2010, respectively.

(5)
"Other" includes debt assumed, including $14.5 from the Clyde Union acquisition, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

New Senior Credit Facilities

        On June 30, 2011, we entered into and on October 5, 2011, we modified, new senior credit facilities with a syndicate of lenders that replaced our then-existing senior credit facilities. The new senior credit facilities provide for committed senior secured financing of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016 except for the $300.0 term loan which has a final maturity date of June 22, 2013):

  •
  An incremental term loan ("Term Loan 1"), in an aggregate principal amount of $300.0;

  •
  An incremental term loan ("Term Loan 2"), in an aggregate principal amount of $500.0;

  •
  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

  •
  A global revolving credit facility, available for loans in U.S. Dollars, Euros, British Pounds and other currencies in an aggregate principal amount up to the equivalent of $300.0;

  •
  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $1,000.0; and

  •
  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $200.0.

        Term Loan 1 is repayable in full on the date that is 18 months after the date of its funding. Term Loan 2 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, of 0% for 2011 and 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        In addition, the lenders in the syndicate under the new senior credit facilities generally are comparable to those that existed for the previous senior credit facilities.

        In connection with the August 2010 termination of our Swaps and the term loan under our then-existing senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 13), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

        At December 31, 2011, we had $485.3 of available borrowing capacity under our revolving credit facilities after giving effect to $30.9 of outstanding borrowings on the foreign revolving loan facility and $83.8 reserved for outstanding letters of credit. In addition, at December 31, 2011, we had $408.6 of available issuance capacity under our foreign credit instrument facility after giving effect to $791.4 reserved for outstanding letters of credit.

        The new senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $200.0. The amount of the availability resets (up to a maximum of $1,000.0) as amounts are repaid under the term loans.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance.

        At December 31, 2011, we had $83.8 and $791.4 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $3.3 of letters of credit outstanding under separate arrangements in China, India and South Africa.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans	Term Loan LIBOR Rate Loans	Term Loan ABR Loans
Greater than or equal to 3.00 to 1.0	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%	2.25%	1.25%
Between 2.00 to 1.0 and 3.00 to 1.0	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%	2.125%	1.125%
Between 1.50 to 1.0 and 2.00 to 1.0	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%	2.00%	1.00%
Between 1.00 to 1.0 and 1.50 to 1.0	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%	1.75%	0.75%
Less than 1.00 to 1.0	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%	1.50%	0.50%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.49% at December 31, 2011.

        The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.20% per annum, respectively. We paid an upfront fee in an amount equal to an approximate average of 0.5% of the commitment of each lender providing a portion of the Term Loans. In addition, we were required to pay a commitment fee in an amount equal to 0.275% per annum of the daily unused amount of the commitment of the Term Loans, which accrued from October 5, 2011 through December 22, 2011, the date on which the Term Loan amounts were borrowed.

        Our new senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied, first, to repay any amounts outstanding under the Term Loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and second, after the Term Loans and any such incremental term loans have been repaid in full, to repay amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds. In addition, upon the incurrence of unsecured indebtedness in the form of a private or public note or bond issuance, the net proceeds of such indebtedness will be applied to the extent necessary to repay in full any amounts outstanding under Term Loan 1.

        We may voluntarily prepay loans under our new senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders' breakage costs in the case of a prepayment of Eurodollar and LIBOR rate borrowings other than on the last day of the relevant interest period.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

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

        Indebtedness under our new senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is "Ba2" or less (or not rated) by Moody's and "BB" or less (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our and their assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB-" or better by S&P and no defaults exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

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

        At December 31, 2011, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

        On February 16, 2012, we amended our senior credit facilities, whereby the lenders agreed, as it relates to the proceeds from the pending sale of our Service Solution business, to waive the mandatory prepayments required by the senior credit facilities. The amendment requires that the proceeds from this pending sale be used to repay $325.0 of the Term Loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2). The remaining proceeds can be used at our discretion, including cash dividend payments and share repurchases, subject to compliance with existing covenants.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities ($562.5), to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1,

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

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

        At December 31, 2011, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2011 and 2010, the participating businesses had $40.4 and $36.1, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $130.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $130.0 program limit. We had no available borrowing capacity under the facility at December 31, 2011. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

(13)   Financial Instruments

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

        From time to time, we enter into currency protection agreements ("FX forward contracts") to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives ("FX embedded derivatives"), as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of "Other expense, net" in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $66.1 and $199.5 outstanding as of December 31, 2011 and 2010, respectively, with scheduled maturities of $59.7 and $6.4 in 2012 and 2013, respectively. We had FX embedded derivatives with an aggregate notional amount of $73.2 and $200.9 at December 31, 2011 and 2010, respectively, with scheduled maturities of $55.0, $15.8 and $2.4 in 2012, 2013 and 2014, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.7 and $4.1 as of December 31, 2011 and 2010, respectively. We anticipate reclassifying approximately $2.8 of the unrealized loss to income over the next 12 months.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the Clyde Union acquisition purchase price, which, as previously noted, was paid in GBP. From the inception of these contracts until December 22, 2011 (the date the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other expense, net."

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). At December 31, 2011 and 2010, the outstanding notional amount of commodity contracts was 2.9 and 1.8 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2011 and 2010, the fair value of these contracts was $0.8 (current liability) and $1.0 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.7) and $0.8 as of December 31, 2011 and 2010, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.

Interest Rate Swaps

        Prior to the August 2010 repayment of our then-existing variable rate term loan, we maintained Swaps to hedge the associated interest rate risk. These Swaps, which we designated and accounted for as cash flow hedges, effectively converted the majority of our borrowings under our then-existing variable rate term loan to a fixed rate of 4.795% plus the applicable margin. In connection with the repayment of our then-existing term loan, we terminated all of our Swaps, resulting in a cash payment of $26.9 (including $2.6 of accrued interest) and a charge to earnings of $24.3 during 2010.

        The following summarizes the fair value of our derivative financial instruments:

	December 31, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$—	Other current assets	$1.0

FX forward contracts	Accrued expenses	$(0.4)	Accrued expenses	$(2.9)
Commodity contracts	Accrued expenses	(0.8)	—	—

		$(1.2)		$(2.9)

Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$—	Other current assets	$0.5
FX embedded derivatives	Other current assets	1.2	Other current assets	2.6

		$1.2		$3.1

FX forward contracts	Accrued expenses	$(0.4)	Accrued expenses	$(1.4)
FX embedded derivatives	Accrued expenses	(0.3)	Accrued expenses	(1.8)
FX embedded derivatives	Other long-term liabilities	(14.8)	Other long-term liabilities	(33.2)

		$(15.5)		$(36.4)

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009:

	Amount of gain (loss) recognized in AOCI, pre-tax(1)				Amount of gain (loss) reclassified from AOCI to income, pre-tax(1)
				Classification of gain (loss) reclassified from AOCI
	2011	2010	2009		2011	2010	2009
Swaps	$—	$(9.3)	$(6.6)	Interest Expense	$—	$(12.7)	$(20.4)
				Loss on early extinguishment of interest rate protection agreements and term loan	—	(24.3)	—
FX Forward contracts	(0.2)	(4.9)	(1.8)	Cost of products sold	(0.8)	—	—
FX embedded derivatives	—	2.3	(4.6)	Cost of products sold	—	1.8	—
Commodity contracts	(1.8)	1.0	4.0	Cost of products sold	0.6	0.7	(6.2)

	$(2.0)	$(10.9)	$(9.0)		$(0.2)	$(34.5)	$(26.6)

(1)
For the years ended December 31, 2011, 2010 and 2009, gains (losses) of $0.3, $1.1, and ($0.2), respectively, were recognized in "Other expense, net" relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

        The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

		Amount of gain (loss) recognized in income
	Classification of gain (loss) recognized in income
		2011	2010	2009
FX forward contracts	Other expense, net	$(38.5)	$5.0	$5.6
FX embedded derivatives(1)	Other expense, net	1.2	(23.4)	(13.1)

		$(37.3)	$(18.4)	$(7.5)

(1)
Includes $4.6 of losses reclassified from AOCI during the year ended December 31, 2010 resulting from the discontinuance of cash flow hedge accounting as the forecasted transactions were determined to no longer be probable.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and foreign currency forward and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

        We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.

        Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. We mitigate our credit risks by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

(14)   Commitments, Contingent Liabilities and Other Matters

Leases

        We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under various leasing programs accounted for as operating and capital leases, some of which include scheduled rent increases stated in the lease agreement. We do not have any significant leases that require rental payments based on contingent events nor have we received any significant lease incentive payments.

Operating Leases

        The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2012	$46.1
2013	35.0
2014	27.4
2015	17.7
2016	13.2
Thereafter	43.2

Total minimum payments	$182.6

        Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $55.5 in 2011, $54.4 in 2010 and $58.0 in 2009.

Capital Leases

        Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2012	$6.9
2013	6.4
2014	3.7
2015	3.2
2016	3.2
Thereafter	9.8

Total minimum payments	33.2
Less: interest	(7.2)

Capital lease obligation	26.0
Less: current maturities	(4.2)

Long-term portion	$21.8

        Assets held through capital lease agreements at December 31, 2011:

Machinery and equipment	$9.4
Buildings	23.9
Other	3.7

Total	37.0
Less: accumulated depreciation	(9.7)

Net book value	$27.3

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

Other Lease

        During 2011, we entered into a lease for a new corporate headquarters in Charlotte, NC. Construction of the building began in the second quarter of 2011 and is scheduled to be completed during the first quarter of 2013. The initial lease term is for 15 years with two five-year extensions available. Annual lease payments for the building, which are not included in any of the tables above, are approximately $6.5, with payments commencing once construction of the building is completed. In addition, we have an option to purchase the land and building that we can exercise after construction of the building is completed.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $558.3 (including $495.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at December 31, 2011 and 2010, respectively. Of these amounts, $491.8 and $368.0 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2011 and 2010, respectively, with the remainder included in "Accrued expenses."

        We had insurance recovery assets related to risk management matters of $428.9 and $320.0 at December 31, 2011 and 2010, respectively, included in "Other assets" within our consolidated balance sheets.

        Also, during 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other expense, net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

Litigation Matters

        We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations or cash flows.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 92 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We do take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

        In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 28 sites at which the liability has not been settled, and only 12 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. At December 31, 2011 and 2010, we recorded liabilities of $1.9 and $3.2, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Executive Agreements

        The Board of Directors has approved employment agreements for nine of our executives. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment or a change in control, and other employment rights and responsibilities. In addition, three executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $4.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

U.S. Health Care Reform Legislation

        In the first quarter of 2010, the PPAC Act was enacted. As discussed in Note 11, the PPAC Act eliminated a portion of the federal income tax deduction available to companies that provide prescription drug benefits to retirees under Medicare Part D. We currently are evaluating other prospective effects of the Act and the related effects on our business.

(15)   Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$185.3	$191.6	$49.0
Less: Net income (loss) attributable to noncontrolling interests	5.0	(2.8)	1.8

Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$180.3	$194.4	$47.2

Income (loss) from discontinued operations	$0.3	$11.2	$(32.8)
Less: Net loss attributable to noncontrolling interest	—	—	(17.3)

Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$0.3	$11.2	$(15.5)

Denominator:
Weighted-average number of common shares used in basic earnings per share	50.499	49.718	49.363
Dilutive Securities — Employee stock options and restricted stock units	0.447	0.629	0.434

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	50.946	50.347	49.797

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.117, 0.405 and 0.668 for the years ended December 31, 2011, 2010 and 2009, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted earnings per share because required market thresholds for vesting (as discussed below) were not met was 0.633, 0.102 and 0.222 at December 31, 2011, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

Accumulated Other Comprehensive Loss

        The components of the balance sheet caption "Accumulated other comprehensive loss" were as follows:

	December 31, 2011	December 31, 2010
Foreign currency translation adjustment	$199.7	$223.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.9 and $2.2, respectively	(4.4)	(3.3)
Net unrealized gains (losses) on available-for-sale securities,	(1.5)	6.1
Pension and postretirement liability adjustment and other, net of tax benefit of $274.3 and $266.6, respectively(1)	(440.3)	(418.6)

Accumulated other comprehensive loss	$(246.5)	$(192.6)

(1)
As of December 31, 2011 and 2010, included $3.8 and $3.2, respectively, related to our share of the pension liability adjustment for EGS.

Common Stock and Treasury Stock

        At December 31, 2011, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2008	96.523	(45.395)	51.128
Stock options exercised	0.154	—	0.154
Share repurchases	—	(2.625)	(2.625)
Restricted stock and restricted stock units	0.260	0.104	0.364
Other	0.347	—	0.347

Balance at December 31, 2009	97.284	(47.916)	49.368
Stock options exercised	0.238	—	0.238
Restricted stock and restricted stock units	0.278	0.142	0.420
Other	0.268	—	0.268

Balance at December 31, 2010	98.068	(47.774)	50.294
Stock options exercised	0.154	—	0.154
Restricted stock and restricted stock units	0.209	0.145	0.354
Other	0.271	—	0.271

Balance at December 31, 2011	98.702	(47.629)	51.073

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006 and 2011, the successor plan to the 1992 Stock Compensation Plan, up to 5.0 shares of our common stock were available for grant at December 31, 2011. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two and a half shares.

        During the years ended December 31, 2011, 2010 and 2009, we classified excess tax benefits from stock-based compensation of $6.6, $4.2 and $1.7, respectively, as financing cash flows and included such amounts in "Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements" within our consolidated statements of cash flows.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

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

        We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan"). Under the Directors' Plan, up to 0.030 shares of our common stock were available for grant at December 31, 2011. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2011, 2010 and 2009. Compensation expense for the restricted stock and restricted stock units totaled $41.4, $31.1, and $27.6 for the years ended December 31, 2011, 2010 and 2009, respectively, with the related tax benefit being $15.5, $11.6, and $10.4 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2011, 2010 and 2009.

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

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

        Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2008 through December 31, 2011:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-average Grant-Date Fair Value per share
Outstanding at December 31, 2008	1.251	$58.01
Granted	0.667	33.42
Vested	(0.429)	41.75
Forfeited	(0.054)	54.61

Outstanding at December 31, 2009	1.435	51.75
Granted	0.738	48.91
Vested	(0.626)	50.46
Forfeited	(0.031)	47.82

Outstanding at December 31, 2010	1.516	50.97
Granted	0.836	62.72
Vested	(0.636)	51.47
Forfeited	(0.276)	67.21

Outstanding at December 31, 2011	1.440	54.38

        As of December 31, 2011, there was $20.0 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

Stock Options

        The following table shows stock option activity from December 31, 2008 through December 31, 2011:

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2008	1.308	$64.89
Exercised	(0.154)	39.69
Terminated	(0.273)	94.80

Options outstanding and exercisable at December 31, 2009	0.881	59.86
Exercised	(0.238)	48.21
Terminated	(0.008)	90.23

Options outstanding and exercisable at December 31, 2010	0.635	63.82
Exercised	(0.154)	65.44
Terminated	(0.117)	89.10

Options outstanding and exercisable at December 31, 2011	0.364	54.87

        The weighted-average remaining term, in years, of stock options outstanding and exercisable at December 31, 2011 was 0.5. The total number of in-the-money options exercisable on December 31, 2011 was 0.178. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on December 31, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2011 was

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

$3.8. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.5, $4.1, and $2.7, respectively.

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

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Trading under this plan is scheduled to begin no sooner than February 24, 2012. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of our Service Solutions business, with the remainder scheduled to be repurchased following the consummation of the Service Solutions business sale.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2011, 2010 or 2009.

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

        As of December 31, 2011, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2011 and December 31, 2010, these assets had a fair value of $7.8 and $8.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model and were recorded in "Other assets" within our consolidated balance sheets.

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.2	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives, and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010, including net unrealized losses included in earnings.

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Purchases	9.8
Losses included in earnings	(1.3)

Balance at December 31, 2010	8.5
Losses included in earnings	(0.7)

Balance at December 31, 2011	$7.8

        During 2011, we recorded impairment charges of $6.5 to "Special charges, net" associated with our decision to postpone the construction of a manufacturing facility in Shanghai, China, with the charge related to all the costs that had been previously capitalized.

        During the second and fourth quarters of 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of SPX Heat Transfer Inc. was based upon

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that are applied to the historical and projected operating results of SPX Heat Transfer Inc. (unobservable inputs — Level 3). We estimated the implied fair value of SPX Heat Transfer Inc.'s goodwill, which resulted in an aggregate impairment charge related to such goodwill of $20.8 during 2011. In addition, we recorded an impairment charge in the second quarter of 2011 of $7.5 related to the indefinite-lived intangible assets of SPX Heat Transfer Inc., with the fair value of these intangible assets of $22.6 determined based on a projection of cash flows for the assets discounted at a rate of return that reflected the relative risk of the cash flows (unobservable inputs — Level 3).

        During 2011, we recorded an impairment charge of $3.7, to "Special charges, net" related to the rationalization of certain software assets that occurred as a result of the integration of the DS acquisition (see Note 4). The fair value of these assets ($16.2) was determined by obtaining information in the specific markets being evaluated, including the costs incurred to produce similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        During 2010, we recorded impairment charges of $7.9, to "Special charges, net" related to assets to be disposed of in connection with certain restructuring initiatives (see Note 6). The fair values of these assets ($4.7) were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        In connection with our annual goodwill impairment testing during the fourth quarter of 2009, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the historical and projected operating results of the reporting unit (unobservable inputs — Level 3). We estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7 in 2009. In addition, in 2009 we recorded an impairment charge of $1.0 related to other intangible assets of Service Solutions. The fair value of these intangible assets was determined based on a projection of cash flows for the assets discounted at a rate of return that reflected the relative risk of the cash flows (unobservable input — Level 3).

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2009, we determined that trademarks held by a business within our Thermal Equipment and Services segment were impaired and, thus, we recorded an impairment charge of $6.1 during 2009. The fair value was determined by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

        We recorded pre-tax impairment charges of $20.8 during 2009 (to "Gain (loss) on disposition of discontinued operations, net of tax") in order to reduce the carrying value of the net assets of Filtran and PSD (see Note 4) to their estimated fair values. The fair value of the Filtran business was based primarily on the sales price received in October 2009 (i.e., an observable quoted price in an active market, as adjusted for certain other observable inputs — Level 2), while the fair value for PSD was based on indications of interest (unobservable inputs — Level 3). In addition, we recorded impairment charges of $11.1 during 2009 to "Special charges, net" related to assets to be disposed in connection with certain restructuring initiatives. The fair values of $8.9 for these assets was based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value because of the short maturity of those instruments.

        The fair value of our debt instruments, based on borrowing rates available to us at December 31, 2011 for similar debt, was $2,099.1 at December 31, 2011, compared to our carrying value of $2,001.1.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

(17)   Quarterly Results (Unaudited)

	First(3)		Second		Third		Fourth(3)
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$1,199.0	$1,084.6	$1,384.0	$1,188.8	$1,387.2	$1,288.4	$1,491.7	$1,325.0
Gross profit	349.3	313.2	383.3	353.0	391.1	378.0	411.6	388.6
Income from continuing operations(1)	26.7	17.9	32.3	69.6	61.9	39.7	64.4	64.4
Income (loss) from discontinued operations, net of tax(1)(2)	(1.9)	3.4	2.7	8.4	0.4	—	(0.9)	(0.6)

Net income	24.8	21.3	35.0	78.0	62.3	39.7	63.5	63.8
Less: Net income (loss) attributable to noncontrolling interests	1.7	(0.8)	0.7	(0.8)	1.6	0.3	1.0	(1.5)

Net income attributable to SPX Corporation common shareholders	$23.1	$22.1	$34.3	$78.8	$60.7	$39.4	$62.5	$65.3

Basic earnings (loss) per share of common stock:
Continuing operations	$0.50	$0.38	$0.63	$1.42	$1.19	$0.79	$1.25	$1.32
Discontinued operations, net of tax	(0.04)	0.07	0.05	0.17	0.01	—	(0.01)	(0.01)

Net income	$0.46	$0.45	$0.68	$1.59	$1.20	$0.79	$1.24	$1.31

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.49	$0.37	$0.62	$1.40	$1.19	$0.78	$1.25	$1.30
Discontinued operations, net of tax	(0.04)	0.07	0.05	0.17	0.01	—	(0.02)	(0.01)

Net income	$0.45	$0.44	$0.67	$1.57	$1.20	$0.78	$1.23	$1.29

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
The first, second, third and fourth quarters of 2011 included charges of $3.1, $8.9, $7.7, and $11.7, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2010 included charges of $6.8, $4.4, $8.9 and $16.3, respectively, associated with restructuring initiatives. See Note 6 for additional information.

The first, second, third and fourth quarters of 2011 included income (expense) for foreign currency transactions and our FX forward contracts and FX embedded derivatives of $(2.2), $(4.0), $(31.2) and $(5.8), respectively, while the related amounts for the four quarters of 2010 were $(12.9), $(2.5), $(7.3) and $(4.9), respectively. The third and fourth quarter 2011 amounts include charges of $30.6 and $4.0, respectively, associated with FX forward contracts which were entered into in order to hedge the purchase price of the Clyde Union acquisition, which was paid in GBP.

Beginning in the first quarter of 2011, we began amortizing, for one of our domestic pension plans, the unrecognized gains (losses) over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants, as almost all of the plan participants have become inactive. This change resulted in a reduction in pension expense of $5.0 for each of the quarters during 2011.

During the first, second, third and fourth quarters of 2011, we recorded income tax credits of $0.8, $0.9, $2.0 and $4.0, respectively, related to the expansion of our power transformer facility in Waukesha, WI.

During the first quarter of 2011, we recorded an insurance recovery of $6.3 within our Industrial Products and Services segment related to a product liability matter.

During the second and fourth quarters of 2011, we recorded impairment charges of $24.7 and $3.6, respectively, related to the goodwill and indefinite-lived intangible assets of SPX Heat Transfer Inc.

During the second quarter of 2011, we recorded an income tax benefit of $2.5 associated with the conclusion of a Canadian appeals process.

Notes to Consolidated Financial Statements
December 31, 2011
(In millions, except per share data)

  During the third quarter of 2011, we recorded an income tax benefit of $27.8 associated with the release of the valuation allowance on our existing foreign tax credit carryforwards. This benefit was offset partially by $6.9 of federal income taxes that were recorded in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

  During the fourth quarter of 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other expense, net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

  During the fourth quarter of 2011, we recorded net charges of $10.7 within our Thermal Equipment and Services segment associated with changes in cost estimates for certain contracts in South Africa.

  Incentive compensation expense for the fourth quarter of 2011 was $14.1 lower than the related figure for the fourth quarter of 2010.

  The effective income tax rate for the first quarter of 2010 was impacted unfavorably by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the enactment of the PPAC Act. In addition, we recorded a domestic charge of $3.8 during the first quarter of 2010 associated with agreed-upon adjustments in connection with the field examination of our 2006 and 2007 federal income tax returns (see below for further discussion of the examination).

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

(2)
During the first quarter of 2010, we completed the sale of PSD for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during the quarter.

(3)
We establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2011 were April 2, July 2 and October 1, compared to the respective April 3, July 3 and October 2, 2010 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2011 and had one more day in the fourth quarter of 2011 than in the respective 2010 periods.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2011 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2011, such internal control is effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        On December 22, 2011, we completed the acquisition of Clyde Union. As permitted by the Securities and Exchange Commission, management excluded the Clyde Union business from its annual assessment of internal control over financial reporting as of December 31, 2011. Total assets of Clyde Union constituted approximately 15% of our total consolidated assets as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clyde Union (Holdings) S.A.R.L. ("Clyde Union"), which was acquired on December 22, 2011 and whose accounts constitute approximately 15% of consolidated total assets and 0.2% of consolidated revenues as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Clyde Union. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 23, 2012

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

(a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

(b)
Executive Officers of the company.

  Christopher J. Kearney, 56, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation.

  Patrick J. O'Leary, 54, was named Executive Vice President, Treasurer and Chief Financial Officer in December 2004. In 2011, Mr. O'Leary stepped down from his role as Treasurer, but retained his other positions. He joined SPX in October 1996 as Vice President, Finance, Treasurer and Chief Financial Officer and an officer of the company. He had previously served as Chief Financial Officer and a director of Carlisle Plastics, Inc. Mr. O'Leary is a director of Pulte Homes, Inc.

  Robert B. Foreman, 54, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  Don L. Canterna, 61, was named segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

  David A. Kowalski, 53, was named segment President, Test and Measurement and an officer in August 2005, and President, Test and Measurement and Industrial Products and Services in August 2011. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Drew Ladau, 51, was named segment President, Thermal Equipment and Services in June 2006. He originally joined SPX in 1996, and served as Vice President, Business Development until 2000. After leaving SPX in 2000, he rejoined the company in 2003 to serve as division President of Vance International. Prior to first joining SPX, Mr. Ladau held various positions with General Electric, Tenneco and Black & Decker.

  Kevin L. Lilly, 59, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  Jeremy W. Smeltser, 37, is Vice President, and Chief Financial Officer, Flow Technology. Previously he served in various roles for SPX, most recently, as Vice President, Finance. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Michael Whitted, 40, is Vice President, Business Development for SPX Corporation. He is responsible for identifying, analyzing, and consummating opportunities for profitable growth through expansion of existing SPX businesses, and external opportunities, including mergers, acquisitions, joint ventures, and strategic partnerships. He is also responsible for SPX's divestiture activities. He joined SPX Corporation in June 2001. Prior to joining SPX Corporation, Mr. Whitted was a Vice President at Bear Stearns. While at Bear Stearns, Mr. Whitted worked with industrial and technology clients, but was primarily focused on the consumer products industry. Prior to joining Bear Stearns, Mr. Whitted held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

(c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

(d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

(e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 48 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 48 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2012.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of February, 2012.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ PATRICK J. O'LEARY Patrick J. O'Leary Executive Vice President and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL Kermit Campbell Director
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director
/s/ MARTHA B. WYRSCH Martha B. Wyrsch Director	/s/ TERRY S. LISENBY Terry S. Lisenby Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer	/s/ PETER F. VOLANAKIS Peter F. Volanakis Director

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective November 17, 2008, incorporated herein by reference from our Current Report on Form 8-K filed on November 19, 2008 (file no. 1-6948).
3.4	—	By-Laws as amended and restated effective October 26, 2011, incorporated herein by reference from our Current Report on Form 8-K filed on November 1, 2011 (file no. 1-6948).
4.1	—
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
4.9	—
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
*10.3	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.4	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.5	—
Form SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

Item No.		Description
*10.6	—	2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.7	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.8	—
2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 13, 2006 (file no. 1-6948).
*10.9	—
Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).
10.10	—
Credit Agreement, dated as of September 21, 2007, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, The Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010.
*10.11	—	SPX Corporation 2008 Executive Bonus Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 (file no. 1-6948).
*10.12	—
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
*10.14	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.15	—
SPX Corporation 1997 Non-Employee Director's Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.16	—
SPX Corporation 2005 Non-Employee Directors' Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.17	—
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

Item No.		Description
*10.23	—	Amended and restated Employment Agreement between SPX Corporation and Lee S. Powell, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.24	—
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
*10.33	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.34	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.35	—	Employment Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.36	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.37	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.38	—
Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.39	—	Change of Control Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.40	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).

Item No.		Description
*10.41	—	Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
*10.42	—
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
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.
*10.49	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.
*10.50	—	Amendment to the 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011.
*10.51	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011.
*10.52	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011(file no. 1-6948).
*10.53	—	Executive Annual Incentive Plan, incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.54	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.55	—
Credit Agreement, dated as of June 30, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on July 5, 2011 (file no. 1-6948).
10.56	—
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
10.57	—
Incremental Facility Activation Notice (Incremental Term Loan A), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.58	—
Incremental Facility Activation Notice (Incremental Term Loan X), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated by reference herein from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.59	—
Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated by reference herein from our Quarterly Report on Form 10-Q for the period ending October 1, 2011 (file no. 1-6948).
10.60	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated by reference herein from our Quarterly Report on Form 10-Q for the period ending October 1, 2011 (file no. 1-6948).
10.61	—	Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011.

Item No.		Description
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 50 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm—Deloitte &Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
24.1	—	Power of Attorney (included on signature page).
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm—KPMG LLP
101.1	—
SPX Corporation Financial information from its Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL, including: (i) Consolidated Statements of Operation for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iii) Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

*
Denotes management contract or compensatory plan or arrangement.