Form 10-Q
period 2012-03-31
SPX CORP
filed 2012-05-02
CIK 88205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common shares outstanding April 27, 2012 50,653,450

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31,	April 2,
	2012	2011
Revenues	$1,165.2	$984.9
Costs and expenses:
Cost of products sold	863.8	692.1
Selling, general and administrative	273.5	242.4
Intangible amortization	8.7	5.6
Special charges, net	2.4	2.4
Operating income	16.8	42.4

Other income, net	21.8	3.0
Interest expense	(28.5)	(24.0)
Interest income	1.3	1.3
Equity earnings in joint ventures	9.5	8.8
Income from continuing operations before income taxes	20.9	31.5

Income tax provision	(13.0)	(10.8)
Income from continuing operations	7.9	20.7

Income from discontinued operations, net of tax	5.2	6.0
Loss on disposition of discontinued operations, net of tax	(0.3)	(1.9)
Income from discontinued operations, net of tax	4.9	4.1

Net income	12.8	24.8
Net income (loss) attributable to noncontrolling interests	(0.7)	1.7
Net income attributable to SPX Corporation common shareholders	$13.5	$23.1

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$8.6	$19.0
Income from discontinued operations, net of tax	4.9	4.1
Net income	$13.5	$23.1

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.17	$0.38
Income from discontinued operations attributable to SPX Corporation common shareholders	0.10	0.08
Net income per share attributable to SPX Corporation common shareholders	$0.27	$0.46

Weighted-average number of common shares outstanding — basic	50.613	50.264

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.17	$0.37
Income from discontinued operations attributable to SPX Corporation common shareholders	0.09	0.08
Net income per share attributable to SPX Corporation common shareholders	$0.26	$0.45

Weighted-average number of common shares outstanding — diluted	51.459	50.940

Comprehensive income	$78.0	$114.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$337.1	$551.0
Accounts receivable, net	1,291.7	1,224.5
Inventories	628.1	591.9
Other current assets	158.2	132.7
Deferred income taxes	81.6	66.4
Assets of discontinued operations	752.5	720.1
Total current assets	3,249.2	3,286.6
Property, plant and equipment:
Land	46.0	48.4
Buildings and leasehold improvements	305.7	302.9
Machinery and equipment	809.3	775.0
	1,161.0	1,126.3
Accumulated depreciation	(495.4)	(476.3)
Property, plant and equipment, net	665.6	650.0
Goodwill	1,833.5	1,773.7
Intangibles, net	969.4	972.4
Other assets	744.5	709.1
TOTAL ASSETS	$7,462.2	$7,391.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$550.8	$643.4
Accrued expenses	1,007.5	982.0
Income taxes payable	27.4	26.7
Short-term debt	190.6	71.3
Current maturities of long-term debt	331.4	4.2
Liabilities of discontinued operations	210.1	234.4
Total current liabilities	2,317.8	1,962.0

Long-term debt	1,596.8	1,925.6
Deferred and other income taxes	143.9	131.1
Other long-term liabilities	1,113.3	1,135.8
Total long-term liabilities	2,854.0	3,192.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,211,851 and 51,050,584 issued and outstanding at March 31, 2012, respectively, and 98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively)	996.5	993.6
Paid-in capital	1,528.5	1,502.2
Retained earnings	2,489.0	2,488.3
Accumulated other comprehensive loss	(181.6)	(246.5)
Common stock in treasury (48,161,267 and 47,629,187 shares at March 31, 2012 and December 31, 2011, respectively)	(2,551.5)	(2,510.3)
Total SPX Corporation shareholders’ equity	2,280.9	2,227.3
Noncontrolling interests	9.5	10.0
Total equity	2,290.4	2,237.3
TOTAL LIABILITIES AND EQUITY	$7,462.2	$7,391.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 31,	April 2,
	2012	2011
Cash flows used in operating activities:
Net income	$12.8	$24.8
Less: Income from discontinued operations, net of tax	4.9	4.1
Income from continuing operations	7.9	20.7
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	2.4	2.4
Gain on sale of a business	(20.5)	—
Deferred and other income taxes	1.7	4.0
Depreciation and amortization	27.5	21.1
Pension and other employee benefits	14.3	15.0
Stock-based compensation	21.8	19.2
Other, net	0.9	(0.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(81.6)	6.2
Inventories	(30.6)	(12.2)
Accounts payable, accrued expenses, and other	(130.9)	(85.9)
Cash spending on restructuring actions	(6.4)	(8.7)
Net cash used in continuing operations	(193.5)	(19.1)
Net cash used in discontinued operations	(43.6)	(17.1)
Net cash used in operating activities	(237.1)	(36.2)
Cash flows used in investing activities:
Proceeds from asset sales and other	8.1	—
Increase in restricted cash	—	(1.5)
Business acquisitions, net of cash acquired	(30.5)	(7.4)
Capital expenditures	(21.6)	(15.2)
Net cash used in continuing operations	(44.0)	(24.1)
Net cash used in discontinued operations	(1.7)	(40.6)
Net cash used in investing activities	(45.7)	(64.7)
Cash flows from financing activities:
Borrowings under senior credit facilities	336.0	95.0
Repayments under senior credit facilities	(267.9)	(95.0)
Repayments under senior notes	—	(28.2)
Borrowings under trade receivables agreement	73.0	72.0
Repayments under trade receivables agreement	(27.0)	(21.0)
Net borrowings under other financing arrangements	1.8	0.6
Purchases of common stock	(43.2)	—
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	4.1	(3.5)
Financing fees paid	(0.2)	—
Dividends paid (includes noncontrolling interest distributions for the three months ended April 2, 2011 of $2.9)	(12.7)	(15.5)
Net cash from continuing operations	63.9	4.4
Net cash from discontinued operations	—	—
Net cash from financing activities	63.9	4.4
Change in cash and equivalents due to changes in foreign currency exchange rates	5.0	13.1
Net change in cash and equivalents	(213.9)	(83.4)
Consolidated cash and equivalents, beginning of period	551.0	455.4
Consolidated cash and equivalents, end of period	$337.1	$372.0

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

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We do have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

Our only significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and its revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $133.1 and $9.3 and $119.0 and $8.5 for the three months ended March 31, 2012 and April 2, 2011, respectively. See Note 3 for further details on the Shanghai Electric JV.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations and business segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for business segment information.

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2012 are March 31, June 30 and September 29, compared to the respective April 2, July 2 and October 1, 2011 dates. We had one fewer day in the first quarter of 2012 and will have two more days in the fourth quarter of 2012 than in the respective 2011 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to develop a single, converged fair value framework, amend the requirements of fair value measurement and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements and (iv) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity. The guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and must be applied prospectively. We adopted the guidance on January 1, 2012 with no material impact on our consolidated financial statements.

In June 2011, the FASB issued, and in December 2011 amended, guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. In annual periods, the single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income (“OCI”), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. In condensed financial statements of interim periods, an entity shall report a total for comprehensive income in a single continuous statement or in two consecutive statements. The guidance is effective for the first reporting period beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. We adopted the guidance on January 1, 2012 with no material impact on our consolidated financial statements.

In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Topic 350 of the Codification. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on January 1, 2012 with no material impact on our consolidated financial statements.

In December 2011, the FASB issued an amendment to disclosure requirements related to offsetting, whereby entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The amendment applies to a) recognized financial and derivative instruments that are offset in accordance with either ASC 210-20 or ASC 815-10 and b) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and shall be applied retrospectively for all comparative periods presented. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

(3)                                 ACQUISITIONS, DISCONTINUED OPERATIONS AND FORMATION OF SHANGHAI ELECTRIC JV

Acquisitions

On March 21, 2012, in our Flow Technology segment, we completed the acquisition of Seital S.r.l. (“Seital”), a supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8. Seital had revenues of approximately $14.0 in the twelve months prior to the date of acquisition.

On August 24, 2011, in our Flow Technology segment, we entered into an agreement to purchase Clyde Union (Holdings) S.A.R.L. (“Clyde Union”), a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provided for (i) an initial payment of 500.0 British Pounds (“GBP”), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

We financed the acquisition with available cash and committed senior secured financing. See Note 10 to the condensed consolidated financial statements for further details on the senior secured financing. The estimated fair value of the contingent consideration (earn-out payment) was less than $1.0 at March 31, 2012 and at December 31, 2011.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations. During the three months ended March 31, 2012, we recorded our revised estimates of fair value for certain assets and liabilities, resulting in a net increase to goodwill of $31.1.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Clyde Union at the date of acquisition, and reflects acquisition accounting adjustments recorded during the first quarter of 2012:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$359.1
Property, plant and equipment	81.2
Goodwill	345.9
Intangible assets	373.2
Other assets	28.1
Total assets acquired	1,187.5
Liabilities assumed:
Current liabilities	257.7
Other long-term liabilities	161.0
Total liabilities assumed	418.7
Noncontrolling interests	1.8
Net assets acquired	$767.0

The identifiable intangible assets acquired consist of trademarks, customer lists, customer relationships and technology of $76.8, $2.8, $233.5 and $60.1, respectively, with such amounts based on a preliminary assessment of the related fair values. The customer lists, customer relationships and technology assets are being amortized over 1.5, 30.0 and 27.0 years, respectively.

The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union’s operations, expected market growth for existing Clyde Union operations as well as other factors. We expect none of this goodwill to be deductible for income tax purposes.

We acquired gross receivables of $195.8, which had a fair value on acquisition date of $192.4 based on our estimates of cash flows expected to be recovered.

The following unaudited pro forma information presents our results of operations for the three months ended April 2, 2011, as if the acquisition of Clyde Union had taken place on January 1, 2011. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable. However, these results do not include any anticipated cost savings or expenses of the planned integration of Clyde Union. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to the April 2, 2011 historical results for the periods presented:

•                  Additional depreciation and amortization expense associated with the fair value adjustments to the acquired Clyde Union property, plant and equipment and intangible assets of $1.0.

•                  The elimination of interest expense related to the portion of Clyde Union’s long-term debt that was paid off at the time of the acquisition of $3.3.

•                  The addition of interest expense associated with the term loans that were drawn down in order to finance the Clyde Union acquisition of $5.0.

•                  The elimination of rent expense associated with a facility in Scotland that had been leased by Clyde Union and which we purchased on December 23, 2011 of $0.5.

•                  A reduction in bonding costs for Clyde Union due to more favorable rates under our senior credit facilities of $1.0.

•                  The above modifications were adjusted for the applicable income tax impact.

Three Months Ended April 2, 2011
Revenues	$1,087.7
Income from continuing operations attributable to SPX Corporation common shareholders	9.7
Net income attributable to SPX Corporation common shareholders	13.8
Income from continuing operations:
Basic	$0.19
Diluted	$0.19
Net income attributable to SPX Corporation common shareholders:
Basic	$0.27
Diluted	$0.27

On October 31, 2011, in our Flow Technology segment, we completed the acquisition of e&e Verfahrenstechnik GmbH (“e&e”), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

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

The pro forma effects of the Seital, e&e and Murdoch acquisitions were not material, individually or in the aggregate, to our results of operations.

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second or third quarter of 2012, resulting in a net gain of approximately $450.0.  We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

In addition to the business discussed above, we recognized net losses of $0.3 and $1.9 during the first quarter of 2012 and 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2009 through 2011 period.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement, an arbitration or other dispute-resolution process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2012 and 2011, income from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 31,	April 2,
	2012	2011
Income from discontinued operations	$7.5	$6.8
Income tax provision	(2.6)	(2.7)
Income from discontinued operations, net	$4.9	$4.1

For the first three months of 2012 and 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 31,	April 2,
	2012	2011
Revenues	$226.2	$214.1
Pre-tax income	8.0	8.7

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	March 31, 2012	December 31, 2011
Assets:
Accounts receivable, net	$215.7	$191.8
Inventories	130.0	127.7
Other current assets	10.6	9.3
Property, plant and equipment, net	47.8	48.7
Goodwill and intangibles, net	285.2	283.9
Other assets	63.2	58.7
Assets of discontinued operations	$752.5	$720.1

Liabilities:
Accounts payable	$80.8	$109.3
Accrued expenses	112.0	109.4
Income taxes payable	1.6	1.5
Deferred and other income taxes	7.3	6.6
Other liabilities	8.4	7.6
Liabilities of discontinued operations	$210.1	$234.4

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) established the Shanghai Electric JV, a joint venture to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture, for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was not received until January 13, 2012. We have accounted for the transaction under the deconsolidation criteria of the Codification and thus recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in “Other income, net.” The amount of the pre-tax gain is equal to the difference between (i) the fair value of the consideration received and to be received plus the fair value of our retained non-controlling investment in the dry cooling products business in China and (ii) the carrying value of the assets contributed and sold to the joint venture. We are accounting for our investment in the Shanghai Electric JV under the equity method of accounting, as we can exercise significant influence but do not have control over the joint venture. The carrying amount of our investment in the Shanghai Electric JV was $34.1 at March 31, 2012 and is reported in “Other assets” within our condensed consolidated balance sheet. The initial fair value of our investment in the Shanghai Electric JV was based on a discounted cash flow projection for the dry cooling products business in China.

(4)                                 BUSINESS SEGMENT INFORMATION

We are a global, multi-industry manufacturer of highly specialized, engineered solutions with operations in over 35 countries. We offer a diverse collection of products, such as pumps, valves, fluid handling equipment, metering and mixing solutions, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including food and beverage processing, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications and transportation.

Prior to 2012, we aggregated our operating segments into four reportable segments; however, because of the impending sale of our Service Solutions business (previously reported within the Test and Measurement segment) and its current classification as a discontinued operation, we no longer will report the remaining two businesses of the Test and Measurement segment as a separate reportable segment, as the aggregate operating results of these two businesses have not been, and are not expected to be, material to our consolidated operating results.

Certain of our operating segments are aggregated into our reportable segments, Flow Technology and Thermal Equipment and Services, while the remaining operating segments, including the two remaining businesses previously reported in the Test and Measurement segment, are combined within Industrial Products and Services. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses (“Segment income”). This is consistent with the way our chief operating decision maker evaluates the results of each segment.

Flow Technology

Our Flow Technology segment designs, manufactures and markets products and solutions to process, blend, filter, dry, meter and transport fluids with a focus on creating innovative new products and systems, and also provides comprehensive aftermarket support services. Primary offerings include engineered pumps, mixers, process systems, heat exchangers, valves, and dehydration and drying technologies. The segment continues to focus on optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Primary offerings include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boilers, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as its thermal components and service offerings. The segment’s South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest.

Industrial Products and Services

Our Industrial Products and Services segment comprises businesses that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio and cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. The segment continues to focus on global expansion opportunities.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our business segments, including the results of acquisitions from the dates of the respective acquisitions, were as follows:

	Three months ended
	March 31,	April 2,
	2012	2011
Revenues (1):
Flow Technology	$628.1	$455.9
Thermal Equipment and Services	320.5	325.3
Industrial Products and Services	216.6	203.7
Total revenues	$1,165.2	$984.9

Segment income:
Flow Technology	$46.4	$56.4
Thermal Equipment and Services	10.3	21.3
Industrial Products and Services	25.8	27.4
Total segment income	82.5	105.1

Corporate expense	(32.4)	(32.0)
Pension and postretirement expense	(9.1)	(9.1)
Stock-based compensation expense	(21.8)	(19.2)
Special charges, net	(2.4)	(2.4)
Consolidated operating income	$16.8	$42.4

(1)                                  Under the percentage of completion method, we recognized revenues of $375.3 and $287.6 in the three months ended March 31, 2012 and April 2, 2011, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $386.0 and $355.9 as of March 31, 2012 and December 31, 2011, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $320.9 and $279.0 as of March 31, 2012 and December 31, 2011, respectively. The March 31, 2012 balance includes $317.8 reported as a component of “Accrued expenses” and $3.1 as a component of “Other long-term liabilities” in the related condensed consolidated balance sheet. The December 31, 2011 balance includes $275.4 reported as a component of “Accrued expenses” and $3.6 as a component of “Other long-term liabilities” in the related condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three months ended March 31, 2012 and April 2, 2011 are summarized and described in more detail below:

	Three months ended
	March 31,	April 2,
	2012	2011
Flow Technology	$1.3	$1.6
Thermal Equipment and Services	0.2	0.8
Industrial Products and Services	0.1	—
Corporate	0.8	—
Total	$2.4	$2.4

Flow Technology segment — Charges for the three months ended March 31, 2012 related primarily to costs associated with the initial integration of Clyde Union, costs related to the reorganization of the segment’s systems business, and asset impairment charges of $0.3. The charges for the three months ended April 2, 2011 related primarily to costs associated with the integration of the Anhydro business, acquired in July 2010, and Gerstenberg Schröder A/S, which we acquired in February 2010, and with restructuring activities initiated in 2010.

Thermal Equipment and Services segment — Charges for the three months ended March 31, 2012 related primarily to severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. Charges for the three months ended April 2, 2011 related primarily to lease exit costs associated with two facilities in Germany.

Industrial Products and Services segment — Charges for the three months ended March 31, 2012 related primarily to costs associated with the finalization of an expense reduction initiative originally implemented by our broadcast antenna systems business during 2011.

Corporate — Charges for the three months ended March 31, 2012 related primarily to costs associated with consolidating certain corporate functions, our legal entity reduction initiative, and an asset impairment charge of $0.2.

As relates to plans approved as of March 31, 2012, expected charges still to be incurred are approximately $1.0.

The following is an analysis of our restructuring and integration liabilities for the three months ended March 31, 2012 and April 2, 2011:

	Three months ended
	March 31,	April 2,
	2012	2011
Beginning balance	$10.9	$17.6
Special charges (1)	1.9	2.4
Utilization — cash	(6.4)	(8.7)
Currency translation adjustment and other	0.2	0.7
Ending balance	$6.6	$12.0

(1)                                  The three months ended March 31, 2012 excludes $0.5 of non-cash special charges that impact special charges on our condensed consolidated statement of operations, but do not impact the restructuring and integration related liabilities included within our condensed consolidated balance sheet.

(6)                                 INVENTORIES

Inventories comprised the following amounts:

	March 31, 2012	December 31, 2011
Finished goods	$180.9	$163.9
Work in process	172.4	179.5
Raw material and purchased parts	298.5	271.5
Total FIFO cost	651.8	614.9
Excess of FIFO cost over LIFO inventory value	(23.7)	(23.0)
Total inventories	$628.1	$591.9

Inventories include material, labor, and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 17% and 15% of the total inventory at March 31, 2012 and December 31, 2011, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.7 at both March 31, 2012 and December 31, 2011.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by segment, were as follows:

	December 31, 2011	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	March 31, 2012
Flow Technology
Gross Goodwill	$1,019.9	$24.9	$—	$56.3	$1,101.1
Accumulated Impairments	—	—	—	—	—
Goodwill	1,019.9	24.9	—	56.3	1,101.1

Thermal Equipment and Services
Gross Goodwill	597.8	—	—	(21.8)	576.0
Accumulated Impairments	(134.9)	—	—	—	(134.9)
Goodwill	462.9	—	—	(21.8)	441.1

Industrial Products and Services
Gross Goodwill	444.9	—	—	1.6	446.5
Accumulated Impairments	(154.0)	—	—	(1.2)	(155.2)
Goodwill	290.9	—	—	0.4	291.3

Total
Gross Goodwill	2,062.6	24.9	—	36.1	2,123.6
Accumulated Impairments	(288.9)	—	—	(1.2)	(290.1)
Goodwill	$1,773.7	$24.9	$—	$34.9	$1,833.5

(1)                                  Includes adjustments resulting from revisions to estimates of fair value of certain assets and liabilities associated with the Clyde Union and e&e acquisitions of $36.1, the allocation of goodwill of $24.3 related to the deconsolidation of our dry cooling products business in China (see Note 3) and foreign currency translation adjustments totaling $23.1.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$8.5	$(7.8)	$0.7	$8.5	$(7.7)	$0.8
Technology	186.6	(33.7)	152.9	182.2	(30.5)	151.7
Customer relationships	409.2	(49.0)	360.2	400.4	(44.7)	355.7
Other	27.4	(13.3)	14.1	38.7	(11.0)	27.7
	631.7	(103.8)	527.9	629.8	(93.9)	535.9
Trademarks with indefinite lives	441.5	—	441.5	436.5	—	436.5
Total	$1,073.2	$(103.8)	$969.4	$1,066.3	$(93.9)	$972.4

Estimated amortization expense related to these intangible assets is $34.2 for the remainder of 2012, $35.9 in 2013, $31.4 in 2014, $30.5 in 2015 and $29.5 in 2016.

At March 31, 2012, the net carrying value of intangible assets with determinable lives consisted of $460.5 in the Flow Technology segment, $56.6 in the Thermal Equipment and Services segment, and $10.8 in the Industrial Products and Services segment. Trademarks with indefinite lives consisted of $286.9 in the Flow Technology segment, $130.5 in the Thermal Equipment and Services segment, and $24.1 in the Industrial Products and Services segment.

We annually test the recoverability of our goodwill and indefinite-lived intangible assets during the fourth quarter based on a measurement date as of the end of the third quarter and continually monitor impairment indicators across all our reporting units. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in fair value may give rise to impairment in the period that the change becomes known.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first three months of 2012 and 2011:

	Three months ended
	March 31,	April 2,
	2012	2011
Balance at beginning of period	$56.8	$47.7
Acquisitions	—	0.4
Provisions	5.6	5.2
Usage	(8.3)	(5.8)
Balance at end of period	54.1	47.5
Less: Current portion of warranty	44.5	38.7
Non-current portion of warranty	$9.6	$8.8

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended
	March 31,	April 2,
	2012	2011
Service cost	$2.3	$2.6
Interest cost	13.5	14.5
Expected return on plan assets	(15.9)	(16.5)
Amortization of unrecognized losses	6.9	5.8
Amortization of unrecognized prior service credits	(0.1)	(0.2)
Curtailment loss	0.1	—
Total net periodic benefit expense	6.8	6.2
Less: Net periodic benefit expense of discontinued operations	—	—
Net periodic benefit expense of continuing operations	$6.8	$6.2

Foreign Pension Plans

	Three months ended
	March 31,	April 2,
	2012	2011
Service cost	$0.7	$0.6
Interest cost	3.6	3.6
Expected return on plan assets	(4.2)	(4.1)
Amortization of unrecognized losses	0.4	0.2
Total net periodic benefit expense	0.5	0.3
Less: Net periodic benefit expense of discontinued operations	(0.3)	(0.1)
Net periodic benefit expense of continuing operations	$0.2	$0.2

Postretirement Plans

	Three months ended
	March 31,	April 2,
	2012	2011
Service cost	$0.1	$0.1
Interest cost	1.4	1.8
Amortization of unrecognized losses	1.0	1.2
Amortization of unrecognized prior service credits	(0.4)	(0.4)
Net periodic postretirement benefit expense of continuing operations	$2.1	$2.7

During the first three months of 2012, we made contributions of approximately $14.1 to our foreign and qualified domestic pension plans, of which $0.5 related to businesses classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2012:

	December 31, 2011	Borrowings	Repayments	Other (4)	March 31, 2012
Domestic revolving loan facility	$—	$336.0	$(236.0)	$—	$100.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1 (1)	300.0	—	—	—	300.0
Term Loan 2 (1)	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	73.0	(27.0)	—	46.0
Other indebtedness (3)	70.2	10.4	(8.6)	0.8	72.8
Total debt	2,001.1	$419.4	$(303.5)	$1.8	2,118.8
Less: short-term debt	71.3				190.6
Less: current maturities of long-term debt (1)	4.2				331.4
Total long-term debt	$1,925.6				$1,596.8

(1)                              On February 8, 2012, the lenders agreed, with respect to the proceeds from the pending sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities.  The waiver requires that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2).  As we expect the sale to close in the second or third quarter of 2012 and to make these debt repayments at the time of the closing, we have classified $325.0 of the term loans as “Current maturities of long-term debt” within our condensed consolidated balance sheet as of March 31, 2012.  In addition, we have allocated approximately $2.5 of interest expense for the first quarter of 2012 associated with the $325.0 of expected term loan repayments to discontinued operations within our condensed consolidated statement of operations for the three months ended March 31, 2012.

(2)                              Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)                              Includes balances under a purchase card program of $37.7 and $40.4 at March 31, 2012 and December 31, 2011, respectively.

(4)                              “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the initial amount of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016 except for the $325.0 relating to the term loans as described above):

•                  An incremental term loan (“Term Loan 1”), in an aggregate principal amount of $300.0;

•                  An incremental term loan (“Term Loan 2”), in an aggregate principal amount of $500.0;

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

The remaining balance on Term Loan 2 (i.e., the remaining balance after payment of the $25.0 noted above in connection with the sale of our Service Solutions business) is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, adjusted for prepayments, of 0% for 2012, 5% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

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

Our senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Our senior credit facilities also contain customary representations, warranties, affirmative covenants, and events of default.

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

At March 31, 2012, we had $81.6 and $805.7 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $2.0 of letters of credit outstanding under separate arrangements in China, India and South Africa.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.44% at March 31, 2012.

At March 31, 2012, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.  In addition, we were in compliance with all covenant provisions of our senior notes as of March 31, 2012.

(11)                          DERIVATIVE FINANCIAL INSTRUMENTS

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income, net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $136.3 and $66.1 outstanding as of March 31, 2012 and December 31, 2011, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $138.0 and $73.2 at March 31, 2012 and December 31, 2011, respectively.  The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $4.1 and $3.7 as of March 31, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $3.3 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At March 31, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 3.0 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.3 and $(0.7) as of March 31, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.  The amount of gain/loss recognized during the periods ended March 31, 2012 and April 2, 2011 related to the ineffectiveness of the hedges was not material.

The following summarizes the fair value of our derivative financial instruments:

	March 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
Commodity contracts	Other current assets	$0.5	Other current assets	$—
FX forward contracts	Accrued expenses	$(0.2)	Accrued expenses	$(0.4)
Commodity contracts	Accrued expenses	—	Accrued expenses	(0.8)
		$(0.2)		$(1.2)
Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.2	Other current assets	$—
FX embedded derivatives	Other current assets	0.7	Other current assets	1.2
		$0.9		$1.2
FX forward contracts	Accrued expenses	$(0.5)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(0.6)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(16.6)	Other long-term liabilities	(14.8)
		$(17.7)		$(15.5)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended March 31, 2012 and April 2, 2011:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2012	2011	reclassified from AOCI	2012	2011
FX forward contracts	—	(0.5)	Cost of products sold	0.5	(0.6)
Commodity contracts	1.0	(0.2)	Cost of products sold	(0.6)	0.4
	$1.0	$(0.7)		$(0.1)	$(0.2)

(1)          Losses of $0.1 relating to derivative ineffectiveness and amounts excluded from effectiveness testing were recognized during the first quarters of 2012 and 2011 in “Other income, net.”

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended March 31, 2012 and April 2, 2011:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2012	2011
FX forward contracts	Other income, net	$0.7	$0.7
FX embedded derivatives	Other income, net	(2.9)	1.2
		$(2.2)	$1.9

(12)                      EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 31,	April 2,
	2012	2011
Weighted-average shares outstanding used in basic income per share	50.613	50.264
Dilutive securities — employee stock options, restricted stock and restricted stock units	0.846	0.676
Weighted-average number of common and dilutive securities used for calculating diluted income per share	51.459	50.940

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.005 and 0.112 for the three months ended March 31, 2012 and April 2, 2011, respectively. For the three months ended March 31, 2012, 0.247 unvested restricted stock units were excluded from the computation of diluted income per share, compared to none for the three months ended April 2, 2011, because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006 and 2011, the successor plan to the 1992 Stock Compensation Plan, up to 3.428 shares of our common stock were available for grant at March 31, 2012. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two and a half shares.

During the three months ended March 31, 2012 and April 2, 2011, we classified excess tax benefits from stock-based compensation of $2.9 and $6.2, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”). Under the Directors’ Plan, up to 0.013 shares of our common stock were available for grant at March 31, 2012. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock and restricted stock units totaled $21.8 and $19.2 for the three months ended March 31, 2012 and April 2, 2011, respectively, with the related tax benefit being $8.2 and $6.8 for the periods ended March 31, 2012 and April 2, 2011, respectively.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units as they contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2012 and March 1, 2011:

	Annual expected stock price volatility	Annual expected dividend yield	Risk-free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 2, 2012:
SPX Corporation	44.3%	1.60%	0.44%	0.7365
S&P 500 Composite Index	23.1%	n/a	0.44%
March 1, 2011:
SPX Corporation	61.0%	1.27%	1.03%	0.7559
S&P 500 Composite Index	30.3%	n/a	1.03%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2011 through March 31, 2012:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2011	1.440	$54.38
Granted	0.778	49.75
Vested	(0.201)	34.66
Forfeited	(0.020)	54.82
Outstanding at March 31, 2012	1.997	54.56

As of March 31, 2012, there was $35.4 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.

The following table shows stock option activity from December 31, 2011 through March 31, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2011	0.364	$54.87
Exercised	(0.139)	39.63
Forfeited	(0.177)	69.42
Options outstanding and exercisable at March 31, 2012	0.048	45.41

The weighted-average remaining term, in years, of stock options outstanding and exercisable at March 31, 2012 was 0.9. The total number of in-the-money options exercisable on March 31, 2012 was 0.045. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on March 31, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2012 was $1.6. The aggregate intrinsic value of options exercised during the first three months of 2012 was $4.9, while the related amount for the first three months of 2011 was $1.8.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$258.5	$199.7
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.4 and $2.9, respectively	(3.8)	(4.4)
Net unrealized gains (losses) on available-for-sale securities (1)	1.3	(1.5)
Pension and postretirement liability adjustment and other, net of tax benefit of $272.5 and $274.3, respectively (2)	(437.6)	(440.3)
Accumulated other comprehensive loss	$(181.6)	$(246.5)

(1)          As of March 31, 2012 and December 31, 2011, our available-for-sale securities were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

(2)          At both March 31, 2012 and December 31, 2011, includes $3.8 related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

During the three months ended March 31, 2012, we repurchased 0.575 shares of our common stock for cash consideration of $43.2, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. We entered into this plan on February 16, 2012, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Of the amount under the plan, $75.0 could be repurchased prior to the completion of the sale of our Service Solutions business, with the remainder permitted to be repurchased following the consummation of the sale of our Service Solutions business. The $75.0 of shares authorized for repurchase prior to the completion of the sale of our Service Solutions business were purchased in full during March and April 2012. There were no common stock repurchases during the three months ended April 2, 2011.

During the three months ended March 31, 2012, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.8 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the three months ended April 2, 2011, “Common Stock in Treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during the first quarters of 2012 and 2011 were $0.25 per share and totaled $12.8 and $12.7, respectively. First quarter dividends were paid on April 3, 2012 and April 5, 2011.

Changes in Equity

A summary of the changes in equity for the three months ended March 31, 2012 and April 2, 2011 is provided below:

	March 31, 2012			April 2, 2011
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity

Equity, beginning of period	$2,227.3	$10.0	$2,237.3	$2,097.7	$6.3	$2,104.0
Net income (loss)	13.5	(0.7)	12.8	23.1	1.7	24.8
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of ($0.5) and $0.1 at March 31, 2012 and April 2, 2011, respectively	0.6	—	0.6	(0.4)	—	(0.4)
Net unrealized gain (loss) on available-for-sale securities	2.8	—	2.8	(2.4)	—	(2.4)
Pension liability adjustment, net of tax provision of $1.8 and $2.0 at March 31, 2012 and April 2, 2011, respectively	2.7	—	2.7	2.4	—	2.4
Foreign currency translation adjustments	58.8	0.3	59.1	89.5	0.4	89.9
Total comprehensive income (loss)	78.4	(0.4)	78.0	112.2	2.1	114.3
Dividends declared	(12.8)	—	(12.8)	(12.7)	—	(12.7)
Exercise of stock options and other incentive plan activity, including tax benefit of $3.0 and $5.6 at March 31, 2012 and April 2, 2011, respectively	13.2	—	13.2	17.2	—	17.2
Amortization of restricted stock and stock unit grants, including $0.5 relating to discontinued operations for both the three months ended March 31, 2012 and April 2, 2011	22.3	—	22.3	19.7	—	19.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	(4.3)	—	(4.3)	(16.6)	—	(16.6)
Treasury stock repurchase	(43.2)	—	(43.2)	—	—	—
Dividends attributable to noncontrolling interest	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interest	—	(0.1)	(0.1)	—	1.1	1.1
Equity, end of period	$2,280.9	$9.5	$2,290.4	$2,217.5	$5.4	$2,222.9

(13)                      CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. However, we believe that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $547.9 (including $497.9 for risk management matters) and $558.3 (including $495.6 for risk management matters) at March 31, 2012 and December 31, 2011, respectively. Of these amounts, $494.5 and $491.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively, with the remainder included in “Accrued expenses.”

We had insurance recovery assets related to risk management matters of $428.5 and $428.9 at March 31, 2012 and December 31, 2011, respectively, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 98 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of March 31, 2012, our share of the aggregate contract value on open consortium arrangements was $281.9 (of which approximately 53% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $746.0. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. At March 31, 2012 and December 31, 2011, we recorded liabilities of $2.0 and $1.9, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)                      INCOME TAXES

Unrecognized Tax Benefits

As of March 31, 2012, we had gross unrecognized tax benefits of $85.9 (net unrecognized tax benefits of $67.8), of which $65.8, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 31, 2012, gross accrued interest excluded from the amounts above totaled $14.0 (net accrued interest of $11.0). There were no significant penalties recorded during the three months ended March 31, 2012 or April 2, 2011.

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

Other Tax Matters

The effective income tax rate for the quarter ended March 31, 2012 was 62.2%, compared with 34.3% for the quarter ended April 2, 2011. The current quarter’s rate was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of the dry cooling products business in China, as the goodwill allocated to the transaction is not deductible for tax purposes.

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

We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include Canada for the 2000 to 2002 and 2006 tax returns, Germany for the 2005 to 2009 tax returns, Denmark for the 2006 to 2010 tax returns, and the United Kingdom for the 2009 tax return. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

Upon the conclusion of our disposition activities discussed in Note 3, we may recognize an additional income tax provision or benefit, generally, as part of discontinued operations.

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

There were no changes in the three months ended March 31, 2012 and April 2, 2011 to the Company’s valuation techniques used to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three months ended March 31, 2012 and April 2, 2011.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Derivative Financial Instruments

Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and commodity contracts, which are valued using valuation models that measure fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

As of March 31, 2012, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $8.0 and $5.2 at March 31, 2012 and December 31, 2011, respectively, and were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At March 31, 2012 and December 31, 2011, these assets had a fair value of $8.2 and $7.8, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model, and were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.4	$—
Current assets — Investment in equity securities and available-for-sale securities	8.0	—	8.2
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.3	—
Long-term liabilities — FX embedded derivatives	—	16.6	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$1.2	$—
Current assets — Investment in equity securities and available-for-sale securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and April 2, 2011, including net unrealized gains (losses) included in earnings.

	Three months ended
	March 31, 2012	April 2, 2011
Balance at beginning of period	$7.8	$8.5
Purchases	—	—
Gains (losses) included in income from discontinued operations	0.4	(0.3)
Balance at end of period	$8.2	$8.2

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,100.0	$1,213.3	$1,100.0	$1,198.0
Term Loans	800.0	800.0	800.0	800.0
Other indebtedness	194.3	194.3	75.1	75.1

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•                  The fair value of the senior notes and term loans was determined using Level 2 inputs within the fair value hierarchy and is based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•                  The fair value of our short-term debt approximates carrying value due primarily to the short-term nature of those instruments.

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of March 31, 2012, with the exception of non-financial assets and liabilities that were acquired as part of new business acquisitions, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further details on our recent acquisitions.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

Business volume trends for the first quarter of 2012 were positive, as revenues grew 18.3%, inclusive of organic revenue growth of 6.7%, as compared to the first quarter of 2011, and backlog increased $142.4, or 4.8%, since December 31, 2011. Despite the increase in organic revenue, operating income declined on a year-over-year basis from $42.4 in the first quarter of 2011 to $16.8 in the first quarter of 2012.  Much of the decrease in operating income was attributable to the earnings dilution associated with the Clyde Union (Holdings) S.A.R.L. (“Clyde Union”) acquisition, including (i) charges of $6.2 related to the excess fair value (over historical cost) of inventory acquired and subsequently sold in the first quarter of 2012 and (ii) amortization expense of $2.9 related to intangible assets acquired. In addition, operating income was impacted negatively by a decline in high-margin evaporative cooling project revenues during the first quarter of 2012. Operating cash flows, which historically have been negative during the first quarter, also declined on a year-over-year basis [Q1 2012 — ($193.5) and Q1 2011 — ($19.1)] primarily as a result of (i) net cash outflows of $57.0 during the period in order to fund Clyde Union’s initial working capital requirements, (ii) the timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services segments and (iii) other working capital investments to support organic growth projections.

Other items of note that impacted our first quarter 2012 financial performance are as follows:

•                  On December 30, 2011, we and Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) established the Shanghai Electric joint venture, to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world.  We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes.  Final approval for the transaction was received on January 13, 2012.  We have accounted for the transaction under the deconsolidation criteria of the Codification and, thus, recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in “Other income, net” in our condensed consolidated statement of operations. See Note 3 to our condensed consolidated financial statements for additional details on the transaction.

•                  On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second or third quarter of 2012, resulting in an estimated net gain of $450.0. We have reported our Service Solutions business as a discontinued operation within our condensed consolidated financial statements. Our Service Solutions business previously was reported within our Test and Measurement segment.  As a result of classifying our Service Solutions business as a discontinued operation, the remaining two businesses that had been included within the Test and Measurement segment now are being reported within Industrial Products and Services. See Notes 3 and 4 to our condensed consolidated financial statements for further details.

•                  On March 21, 2012, in our Flow Technology segment, we completed the acquisition of Seital S.r.l. (“Seital”), a leading supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8.

•                  During the first quarter of 2012, we repurchased 0.575 shares of our common stock for cash consideration of $43.2, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. We entered into this plan on February 16, 2012, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of Service Solutions, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business. The $75.0 of shares authorized for repurchase prior to the completion of the sale of our Service Solutions business were purchased in full during March and April 2012.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2012 are March 31, June 30 and September 29, compared to the respective April 2, July 2 and October 1, 2011 dates. We had one fewer day in the first quarter of 2012 and will have two more days in the fourth quarter of 2012 than in the respective 2011 periods.

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

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and the impact of contributing a business to a joint venture. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 31, 2012 and April 2, 2011, respectively, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	March 31, 2012	April 2, 2011	% Change
Revenues	$1,165.2	$984.9	18.3
Gross profit	301.4	292.8	2.9
% of revenues	25.9%	29.7%
Selling, general and administrative expense	273.5	242.4	12.8
% of revenues	23.5%	24.6%
Intangible amortization	8.7	5.6	55.4
Special charges, net	2.4	2.4	—
Interest expense, net	(27.2)	(22.7)	19.8
Other income, net	21.8	3.0	*
Equity earnings in joint ventures	9.5	8.8	8.0
Income from continuing operations before income taxes	20.9	31.5	(33.7)
Income tax provision	(13.0)	(10.8)	20.4
Income from continuing operations	7.9	20.7	(61.8)

Components of consolidated revenue growth:
Organic growth			6.7
Foreign currency			(1.6)
Acquisitions and divestitures, net			13.2
Net revenue growth			18.3

*                 Not meaningful for comparison purposes.

Revenues — For the three months ended March 31, 2012, the increase in revenues, compared to the respective 2011 period, was due to incremental revenues of $133.3 associated with the 2011 acquisitions of Clyde Union and e&e Verfahrenstechnik GmbH (“e&e”), and organic revenue growth, partially offset by the impact of a stronger U.S. dollar during the period. The organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy, and general industrial end markets of our Flow Technology segment, additional sales in South Africa by our Thermal Equipment and Services segment, and an increase in power transformer volumes within our Industrial Products and Services segment. These increases in organic revenue were offset partially by declining sales of evaporative and dry cooling products in other regions of the world within our Thermal Equipment and Services segment, as well as a decrease in sales of crystal growing machines within our Industrial Products and Services segment.

Gross Profit — The increase in gross profit for the three months ended March 31, 2012, compared to the respective 2011 period, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues declined during the first quarter of 2012, compared to the respective 2011 period, primarily as a result of the following:

•                  Matters related to Clyde Union’s operating results during the period, including:

•                  Charges of $6.2 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction that was subsequently sold in the first quarter of 2012; and

•                  The impact of low-margin projects acquired and then converted to revenue during the first quarter of 2012.

•                  A decline in high-margin evaporative cooling product sales within our Thermal Equipment and Services segment during the first quarter of 2012; and

•                  An insurance recovery of $6.3 during the first quarter of 2011 related to a product liability matter within our Industrial Products and Services segment.

Gross profit for the first quarter of 2012 was impacted favorably by the settlement of a customer claim within our Flow Technology segment, which resulted in the reduction of the recorded liability for such claim.  The favorable impact of this settlement was offset partially by charges incurred within our Flow Technology segment associated with operational issues in Europe.  The net impact of these two items was a benefit to gross profit during the first quarter of 2012 of $1.4.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended March 31, 2012, the increase in SG&A expense was due primarily to incremental SG&A of $28.3 associated with the acquisition of Clyde Union.

Intangible Amortization — For the three months ended March 31, 2012, the increase in intangible amortization was due primarily to incremental amortization of $2.9 associated with intangible assets purchased in the Clyde Union acquisition.

Special Charges, net — Special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2012 and 2011.

Other Income, net — Other income, net, for the three months ended March 31, 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling products business in China, investment earnings of $5.4, and earnings of $0.6 associated with an increase in the fair value of our foreign currency forward contracts (“FX forward contracts”). These amounts were offset partially by charges of $2.9 associated with our currency forward embedded derivatives (“FX embedded derivatives”) and foreign currency transaction losses of $2.9. See Note 3 to our condensed consolidated financial statements for additional details on the deconsolidation of the dry cooling products business in China and the related formation of the Shanghai Electric joint venture.

Other income, net, for the three months ended April 2, 2011 was composed primarily of investment earnings of $3.5, insurance settlements of $1.5 related to death benefits received and a property insurance claim, and earnings of $1.2 and $0.6 related to FX embedded derivatives and FX forward contracts, respectively.  These amounts were offset partially by foreign currency transaction losses of $4.0.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, when compared to the same period in 2011, was the result of interest incurred during the first quarter of 2012 on the $800.0 of term loans that were drawn down in December 2011 in order to fund the acquisition of Clyde Union. As discussed in Note 10 to the condensed consolidated financial statements, approximately $2.5 of interest expense associated with the term loans was allocated to discontinued operations for the first quarter of 2012. Refer to the discussion of Liquidity and Financial Condition in our 2011 Annual Report on Form 10-K for details pertaining to our 2011 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and Subsidiaries (“EGS”), as earnings from this investment totaled $9.3 and $8.5 during the three months ended March 31, 2012 and April 2, 2011, respectively.

Income Tax Provision — For the three months ended March 31, 2012, we recorded an income tax provision of $13.0 on $20.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 62.2%. This compares to an income tax provision for the three months ended April 2, 2011 of $10.8 on $31.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 34.3%. The income tax provision for the first quarter of 2012 was impacted negatively by an incremental income tax charge of $6.1 associated with the deconsolidation of the dry cooling products business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes.

RESULTS OF DISCONTINUED OPERATIONS

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second or third quarter of 2012, resulting in a net gain of approximately $450.0.  We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

We recognized net losses of $0.3 and $1.9 during the first quarter of 2012 and 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2009 through 2011 period.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement, an arbitration or other dispute-resolution process. Final agreement of the working capital figures for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these, and other previous divestitures, may be materially adjusted in subsequent periods.

For the first three months of 2012 and 2011, income from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 31,	April 2,
	2012	2011
Income from discontinued operations	$7.5	$6.8
Income tax provision	(2.6)	(2.7)
Income from discontinued operations, net	$4.9	$4.1

For the first three months of 2012 and 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 31,	April 2,
	2012	2011
Revenues	$226.2	$214.1
Pre-tax income	8.0	8.7

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	March 31, 2012	December 31, 2011
Assets:
Accounts receivable, net	$215.7	$191.8
Inventories, net	130.0	127.7
Other current assets	10.6	9.3
Property, plant and equipment, net	47.8	48.7
Goodwill and intangibles, net	285.2	283.9
Other assets	63.2	58.7
Assets of discontinued operations	$752.5	$720.1

Liabilities:
Accounts payable	$80.8	$109.3
Accrued expenses	112.0	109.4
Income taxes payable	1.6	1.5
Deferred and other income taxes	7.3	6.6
Other liabilities	8.4	7.6
Liabilities of discontinued operations	$210.1	$234.4

SEGMENT RESULTS OF OPERATIONS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for additional details on our segments.

Non-GAAP Measures — Throughout the following discussion of segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non-GAAP Measures.”

Flow Technology

	Three months ended
	March 31,	April 2,
	2012	2011	% Change
Revenues	$628.1	$455.9	37.8
Segment income	46.4	56.4	(17.7)
% of revenues	7.4%	12.4%
Components of segment revenue growth:
Organic growth			10.4
Foreign currency			(1.8)
Acquisitions			29.2
Net segment revenue growth			37.8

Revenues — For the three months ended March 31, 2012, the increase in revenues, compared to the respective 2011 period, was due to incremental revenues of $133.3 associated with the 2011 acquisitions of Clyde Union and e&e, and organic revenue growth, partially offset by the impact of a stronger U.S. dollar during the period. Organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy, and general industrial end markets.

Segment Income — For the three months ended March 31, 2012, segment income and margin decreased, compared to the respective 2011 period, primarily as a result of the impact of the dilution related to Clyde Union’s operating results during the period, including (i) charges of $6.2 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction that was subsequently sold in the first quarter of 2012, (ii) incremental amortization expense of $2.9 associated with the intangible assets acquired in the Clyde Union transaction and (iii) the impact of low-margin projects acquired and then converted to revenue during the first quarter of 2012.  In addition, segment income and margin for the three months ended March 31, 2012 were impacted favorably by the settlement of a customer claim, which resulted in the reduction of the recorded liability for such claim. The favorable impact of this settlement was offset partially by charges associated with operational issues in Europe.  The net impact of these two items was a benefit to segment income during the first quarter of 2012 of $1.4.

Thermal Equipment and Services

	Three months ended
	March 31,	April 2,
	2012	2011	% Change
Revenues	$320.5	$325.3	(1.5)
Segment income	10.3	21.3	(51.6)
% of revenues	3.2%	6.5%
Components of segment revenue decline:
Organic growth			1.7
Foreign currency			(2.3)
Divestitures			(0.9)
Net segment revenue decline			(1.5)

Revenues — For the three months ended March 31, 2012, the decrease in revenues, compared to the respective 2011 period, primarily was the result of the impact of a stronger U.S. dollar during the period, partially offset by organic revenue growth. The increase in organic revenues was due to additional revenue in South Africa, generally offset by declines in the Americas and Europe and a decrease in sales of boilers and other heating products due to the unusually mild winter across the majority of the United States.

Segment Income — For the three months ended March 31, 2012, segment income and margin decreased, compared to the respective 2011 period, primarily as a result of a decline in evaporative cooling product revenues, as the first quarter 2011 results were impacted favorably by a number of large, high-margin projects, and the aforementioned decrease in sales of boilers and other heating products.

Industrial Products and Services

	Three months ended
	March 31,	April 2,
	2012	2011	% Change
Revenues	$216.6	$203.7	6.3
Segment income	25.8	27.4	(5.8)
% of revenues	11.9%	13.5%
Components of segment revenue growth:
Organic growth			6.6
Foreign currency			(0.3)
Acquisitions			—
Net segment revenue growth			6.3

Revenues — For the three months ended March 31, 2012, the increase in revenues, compared to the respective 2011 period, was due to an increase in organic revenues. The organic revenue growth was due primarily to an increase in power transformer volumes, partially offset by a decline in sales of crystal growing machines.

Segment Income — For the three months ended March 31, 2012, the decrease in segment income and margin, compared to the respective 2011 period, was due primarily to start-up and unabsorbed costs of approximately $3.6 associated with the expansion of our power transformer facility in Waukesha, WI.  In addition, segment income for the first three months of 2011 included an insurance recovery of $6.3 related to a product liability matter.  Segment income and margin for the first three months of 2012 was impacted favorably by the organic revenue growth noted above and reduced operating expenses associated with a cost reduction initiative implemented by our broadcast antenna systems business during 2011.

Corporate and Other Expenses

	Three months ended
	March 31,	April 2,
	2012	2011	% Change
Total consolidated revenues	$1,165.2	$984.9	18.3
Corporate expense	32.4	32.0	1.3
% of revenues	2.8%	3.2%
Stock-based compensation expense	21.8	19.2	13.5
Pension and postretirement expense	9.1	9.1	—

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the first quarter of 2012 and 2011 included costs of $3.2 and $3.5, respectively, associated with earnings during the respective periods on participant deferred compensation account balances. In addition, corporate expense for the first quarter of 2012 included $0.9 of professional fees (income tax, asset valuation and legal services) associated with the Clyde Union acquisition.

Stock-based Compensation Expense — The additional stock-based compensation expense for the three months ended March 31, 2012, compared to the prior year period, was due primarily to the following:

•                  An increase in the number of participants who met the retirement eligibility requirements under the plan (awards to these individuals are expensed in full at the time of grant); and

•                  The 2012 awards were granted in January (the 2011 awards were granted in March) and, thus, the 2012 grants contributed two additional months of expense during the first quarter of 2012.

The above increases were offset partially by a decline in the fair value of our 2012 restricted stock and restricted stock unit awards. The weighted-average fair value of our 2012 stock-based compensation awards, which is correlated to changes in our share price (see Note 12 to the condensed consolidated financial statements for a discussion of our valuation techniques), decreased approximately 21.0% compared to the weighted-average fair value of our 2011 awards.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. See Note 9 to our condensed consolidated financial statements for additional details on pension and postretirement expense for the first quarters of 2012 and 2011.

OUTLOOK

The following table highlights our backlog as of March 31, 2012 and December 31, 2011, and the revenue and profit margin expectations for our segments for 2012 based on information available at the time of this report.

Segment	Comments
Flow Technology

In the first quarter of 2012, the segment experienced a revenue increase of 37.8%, including organic growth of 10.4%. For 2012, we are projecting full year revenues to increase between 35% and 40% as a result of incremental revenues associated with the Clyde Union and other recent acquisitions and increased demand across all the end markets served by the segment. We are projecting margins to be between 11.2% and 11.7% for 2012, which includes dilution of approximately 100 basis points related to Clyde Union. The segment had backlog of $1,523.5 and $1,440.4 as of March 31, 2012 and December 31, 2011, respectively. We expect to convert approximately 79% of the segment’s March 31, 2012 backlog to revenues during the remainder of 2012.

Thermal Equipment and Services

In the first quarter of 2012, the segment experienced a revenue decline of 1.5%. We are projecting revenues to decrease between 7% and 12% for the full year 2012, with the organic revenue decrease attributable primarily to declines in revenue from large evaporative cooling projects in the U.S. and dry cooling projects in Europe and China, with the decline in China linked to the recent deconsolidation of our dry cooling products business in China. These decreases are expected to be offset partially by increases in organic revenue in South Africa. We are projecting margins to be between 7.6% and 8.1% for 2012. We had backlog of $1,130.9 and $1,054.9 as of March 31, 2012 and December 31, 2011, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 50% of the segment’s March 31, 2012 backlog to revenues during the remainder of 2012. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

In the first quarter of 2012, the segment experienced a revenue increase of 6.3%. We are projecting an increase in revenues of between 10% and 15% for the full year 2012, primarily as a result of improving trends for the U.S. power transformer market and our expansion in the large power transformer market. We are projecting margins to be between 13.2% and 13.7% for 2012. Backlog for the segment totaled $473.5 and $490.2 as of March 31, 2012 and December 31, 2011, respectively. We expect to convert approximately 78% of the segment’s March 31, 2012 backlog to revenues during the remainder of 2012.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 31, 2012 and April 2, 2011.

Cash Flow

	Three months ended
	March 31,	April 2,
	2012	2011
Continuing operations:
Cash flows used in operating activities	$(193.5)	$(19.1)
Cash flows used in investing activities	(44.0)	(24.1)
Cash flows from financing activities	63.9	4.4
Cash flows used in discontinued operations	(45.3)	(57.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.0	13.1
Net change in cash and equivalents	$(213.9)	$(83.4)

Operating Activities — The increase in cash flows used in operating activities during the three months ended March 31, 2012, as compared to the same period in 2011, was due primarily to the following:

•                  Net cash outflows of $57.0 during the period in order to fund Clyde Union’s initial working capital requirements;

•                  The timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services segments and other working capital investments to support projected organic growth;

•                  Pension contributions during the first quarter of 2012 of $13.6 compared to $6.1 during the first quarter of 2011; and

•                  Income tax payments, net of refunds, of $17.2 during the first quarter of 2012 compared to $1.3 during the first quarter of 2011.

Investing Activities — The increase in cash used in investing activities during the three months ended March 31, 2012, as compared to the same period in 2011, was due primarily to increases in business acquisitions of $30.5 in first quarter of 2012 compared to $7.4 in the first quarter of 2011 and capital expenditures of $21.6 in the first quarter of 2012 compared to $15.2 in the first quarter of 2011, partially offset by an increase in proceeds from asset sales and other of $8.1 in the first quarter of 2012 compared to $0.0 in the first quarter of 2011.  The first quarter of 2012 business acquisition figure related primarily to the Seital transaction, while the first quarter of 2011 figure related to the Murdoch acquisition.  The increase in capital expenditures during the first quarter of 2012 related primarily to the expansion of our power transformer facility in Waukesha, WI, while the proceeds from asset sales during the first quarter of 2012 related primarily to cash received of $8.2 in connection with the sale of certain intangible assets to the joint venture we formed with Shanghai Electric.

Financing Activities — The increase in cash flows from financing activities during the three months ended March 31, 2012, as compared to the same period in 2011, was due primarily to net borrowings of $115.9 in the first quarter of 2012, compared to net borrowings of $23.4 in the first quarter of 2011, partially offset by repurchases of SPX common stock of $43.2 in the first quarter of 2012.  There were no repurchases of SPX common stock during the first quarter of 2011.

Discontinued Operations — Cash flows used in discontinued operations for the three months ended March 31, 2012 and three months ended April 2, 2011 related primarily to our Service Solutions business.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2012:

	December 31, 2011	Borrowings	Repayments	Other (4)	March 31, 2012
Domestic revolving loan facility	$—	$336.0	$(236.0)	$—	$100.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1 (1)	300.0	—	—	—	300.0
Term Loan 2 (1)	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	73.0	(27.0)	—	46.0
Other indebtedness (3)	70.2	10.4	(8.6)	0.8	72.8
Total debt	2,001.1	$419.4	$(303.5)	$1.8	2,118.8
Less: short-term debt	71.3				190.6
Less: current maturities of long-term debt (1)	4.2				331.4
Total long-term debt	$1,925.6				$1,596.8

(1)          On February 8, 2012, the lenders agreed, with respect to the proceeds from the pending sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities.  The waiver requires that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2).  As we expect the sale to close in the second or third quarter of 2012 and to make these debt repayments at the time of the closing, we have classified $325.0 of the term loans as “Current maturities of long-term debt” within our condensed consolidated balance sheet as of March 31, 2012.  In addition, we have allocated approximately $2.5 of interest expense for the first quarter of 2012 associated with the $325.0 of expected term loan repayments to discontinued operations within our condensed consolidated statement of operations for the three months ended March 31, 2012.

(2)      Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)      Includes balances under a purchase card program of $37.7 and $40.4 at March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At March 31, 2012, we had $418.4 of available borrowing capacity under our revolving credit facilities after giving effect to $100.0 of outstanding borrowings on the revolving loan facility and $81.6 reserved for outstanding letters of credit. In addition, at March 31, 2012, we had $394.3 of available issuance capacity under our foreign trade facility after giving effect to $805.7 reserved for outstanding letters of credit. Lastly, we had $13.0 available borrowing capacity under the trade receivables financing agreement at March 31, 2012 after giving effect to $46.0 of outstanding borrowings.

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

Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active.

As of March 31, 2012, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

We primarily use the income approach for determining fair value, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income, net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $136.3 and $66.1 outstanding as of March 31, 2012 and December 31, 2011, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $138.0 and $73.2 at March 31, 2012 and December 31, 2011, respectively.  The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $4.1 and $3.7 as of March 31, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $3.3 of the unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	March 31, 2012				December 31, 2011
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.2	$—	$(0.7)	$—	$—	$—	$(0.8)	$—
FX embedded derivatives	0.7	—	(0.6)	(16.6)	1.2	—	(0.3)	(14.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At March 31, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 3.0 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 31, 2012 and December 31, 2011, the fair value of these contracts was $0.5 (current asset) and $0.8 (current liability), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.3 and $(0.7) as of March 31, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.  The amount of gain/loss recognized during the periods ended March 31, 2012 and April 2, 2011 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at March 31, 2012 for similar debt, was $2,207.6 at March 31, 2012, compared to our carrying value of $2,094.3.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our total net liabilities for unrecognized tax benefits including interest were $74.1 as of March 31, 2012. We believe that within the next 12 months it is reasonably possible that we could pay approximately $0.0 to $10.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2011 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2011 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2011 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2011 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2011 and does not believe that such risks will result in significant adverse impacts to our financial condition or results of operations.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2012 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 31, 2012:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan or program

1/1/12-1/31/12 (2)	29,200	$60.27	—

2/1/12-2/29/12	—	—	—

3/1/12-3/31/12 (3)	575,000	75.16	575,000	(1)

Total	604,200		575,000

(1)       On February 16, 2012, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate the repurchase of up to $350.0 in value of shares of our common stock on or before February 14, 2013 in accordance with a share repurchase program. Through March 31, 2012, we purchased 575,000 shares under the plan. Of the authorized repurchase amount, $75.0 may be repurchased prior to the completion of the sale of our Service Solutions business, with the remainder permitted to be repurchased following the consummation of the Service Solutions sale.

(2)       Includes the surrender to us of 29,200 shares of common stock in January to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(3)       We record common stock repurchases based on the settlement date. As a result, the above amounts exclude 75,000 shares we had committed to purchase as of March 31, 2012, at an average price of $76.25. The sale of these shares, which were reflected as outstanding shares as of March 31, 2012, settled during the first week of April 2012.

ITEM 6. Exhibits

3.1	By-Laws as amended and restated effective March 30, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on March 30, 2012 (file no. 1-6948).
10.1	Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012.
10.2	Waiver to Credit Agreement, dated as of February 8, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on February 21, 2012.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011; (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 2, 2012	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 2, 2012	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief
Financial Officer

INDEX TO EXHIBITS

3.1	By-Laws as amended and restated effective March 30, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on March 30, 2012 (file no. 1-6948).
10.1	Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012.
10.2	Waiver to Credit Agreement, dated as of February 8, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on February 21, 2012.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011; (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.