Form 10-K/A
period 2011-12-31
SPX CORP
filed 2012-07-16
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

         Documents incorporated by reference: Portions of the Registrant's Proxy Statement for its Annual Meeting held on May 3, 2012 are incorporated by reference into Part III of this amended Annual Report on Form 10-K/A.

 EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission ("SEC") on February 24, 2012. This amendment includes revisions to the following Exhibits in Item 15:

        Exhibit 32.1, "Section 1350 Certifications" has been revised to reflect the date of our Annual Report on Form 10-K as "the year ended December 31, 2011." As a result of revising Exhibit 32.1, we are re-filing our Annual Report on Form 10-K for the year ended December 31, 2011 in its entirety. Since the date of the original filing of our Annual Report on Form 10-K for the year ended December 31, 2011, we filed, on May 2, 2012, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. Beginning with this quarterly report, we classified our Service Solutions business as a discontinued operation, which resulted in a change to our segment reporting structure. This Amendment No. 1 on Form 10-K/A revises Parts I and II of our Annual Report on Form 10-K for the year ended December 31, 2011 to primarily reflect (i) the Service Solutions business as a discontinued operation and (ii) the resulting changes to our segment reporting structure. Net income and net income attributable to SPX common shareholders have not changed from our Annual Report on Form 10-K for any of the years presented.

        Exhibit 99.1, "Report of Independent Registered Public Accounting Firm — KPMG LLP" has been revised to indicate that KPMG LLP performed its audits of EGS Electrical Group, LLC in accordance with the "standards of the Public Company Accounting Oversight Board (United States)."

        Other changes effected include the following:

        We have expanded (i) the long-term contract disclosures in Item 7 and (ii) the commitments and contingencies disclosures in Item 8 within this Amendment No. 1 on Form 10-K/A.

        As discussed in Note 3 to the consolidated financial statements included in this Form 10-K/A, in December 2010 the Financial Accounting Standards Board issued guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance is effective for the first financial reporting period in fiscal years beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. We have included Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 on Page 50 of this Amendment No. 1 on Form 10-K/A in order to comply with the retrospective application of this guidance.

        This Amendment No. 1 on Form 10-K/A has not been updated for events occurring after the filing of the original Annual Report on Form 10-K on February 24, 2012, except to reflect the matters described above. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing date of our original Annual Report on Form 10-K.

i

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

        We are a global, multi-industry manufacturer of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. In 2011, an estimated 29% of our revenues were from sales into emerging markets.

        Our Flow Technology reportable segment is the strategic foundation of our business, accounting for approximately 45% of our revenues in 2011, with global investments in food and beverage, power and energy and general industrial markets. Within these markets, we are a leading provider of highly engineered process equipment. Our core strengths include product breadth, global capabilities and the ability to create custom engineered solutions for diverse flow processes. Over the past several years, we have expanded our scale, customer relevance and global capabilities resulting in a positive impact on how we are perceived in the marketplace. We believe there are attractive organic and acquisition opportunities to continue to expand our Flow Technology reportable segment in the future.

        In addition to Flow Technology, we also have leading market positions in power generation and U.S. power transmission and distribution markets. Excluding Flow Technology, our sales of power and energy infrastructure equipment and services were approximately 31% of total 2011 revenues. Our primary power and energy infrastructure products include cooling systems, large scale stationary and rotating heat exchangers, pollution control systems, and transformers. We supply various forms of these technologies into many types of traditional and alternative power generation facilities. We are well positioned to benefit from new or retrofit investments in natural gas, coal, nuclear, solar and geothermal power plants.

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

        Our strategy is aimed at creating shareholder value through our continuous improvement initiatives, acquisitions in our core markets as well as other actions. Within this strategy, we also focus on environmental sustainability and conducting our business with a high level of ethics and integrity.

        Unless otherwise indicated, amounts provided throughout this amended Annual Report on Form 10-K/A relate to continuing operations only.

Reportable Segments and Other Operating Segments

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business, a business previously reported within our Test and Measurement reportable segment, to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012.

        On May 2, 2012, we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. Beginning with that quarterly report, we classified our Service Solutions business as a discontinued operation. As a result, we changed our segment reporting structure. A summary of the revised segment reporting structure implemented during the quarter ended March 31, 2012 is as follows:

  •
  Similar to the past, we aggregated certain of our operating segments into Flow Technology and Thermal Equipment and Services, our two remaining reportable segments.

  •
  The remaining two businesses that had been reported within the Test and Measurement reportable segment are no longer reported as a separate reportable segment, as the operating results of these two businesses had not been, and were not expected to be, material to our consolidated financial statements.

  •
  These two businesses, along with our remaining operating segments, which did not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, were combined within our "All Other" category Industrial Products and Services. This is not considered a reportable segment.

        For all periods presented, this Amendment No. 1 on Form 10-K/A reflects (i) our Service Solutions business as a discontinued operation and (ii) the changes that were made to our segment reporting structure during the quarter ended March 31, 2012.

        The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification ("Codification") to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our reportable and other operating segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology Reportable Segment

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

Thermal Equipment and Services Reportable Segment

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

Industrial Products and Services

        Industrial Products and Services had revenues of $865.2, $849.6 and $945.5 in 2011, 2010 and 2009, respectively. Approximately 28% of Industrial Products and Services 2011 revenues were from the sale of power transformers into the U.S. transmission and distribution market. We are a leading provider of medium sized transformers (10 - 100 MVA) in the United States. We sell transformers under the Waukesha Electric brand name. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd. (Kuhlman Electric Corporation), GE-Prolec and Hyundai. During 2011, we expanded our Waukesha, WI facility in order to increase our ability to manufacture large power transformers (100 - 1,200 MVA) and expect to begin shipping large power transformers during 2012.

        Additionally, Industrial Products and Services comprises operating segments that design and manufacture industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services operating segments are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        On August 24, 2011, in our Flow Technology reportable segment, we entered into an agreement to purchase Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provides for an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined in the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

        We financed the acquisition with available cash and committed senior secured financing. See Note 12 to the consolidated financial statements for further details on the senior secured financing.

        On October 31, 2011, in our Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

        In March 2011, in our Flow Technology reportable segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

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

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in an estimated net gain of approximately $450.0. As previously discussed, we have reported our Service Solutions business as a discontinued operation within this Amendment No. 1 on Form 10-K/A for all periods presented.

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

International Operations

        We are a multinational corporation with operations in over 35 countries. Our export sales from the United States were $309.3, $261.6 and $236.7 in 2011, 2010, and 2009, respectively.

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

        We spent $53.0, $47.2 and $42.4 in 2011, 2010 and 2009, respectively, on research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own over 350 domestic patents and 200 foreign patents, including approximately 20 patents that were issued in 2011, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

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

Competition

        Although our businesses are in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by reportable or other operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe that we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Reportable Segments and Other Operating Segments" above for a discussion of our competitors.

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

Employment

        At December 31, 2011, we had approximately 18,000 employees, including approximately 2,800 employees related to our Service Solutions business. Eleven domestic collective bargaining agreements cover approximately 1,100 employees, including approximately 50 employees related to our Service Solutions business. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        Many of our businesses closely follow changes in the industries and end markets that they serve. In addition, certain businesses have seasonal fluctuations. Demand for products in our Thermal Equipment and Services reportable segment is correlated to contract timing on large construction contracts and is also driven by seasonal weather patterns, both of which may cause significant fluctuations from period to period. Historically, our businesses generally tend to be stronger in the second half of the year.

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        Cyclical changes and specific market events could also affect sales of products in our other businesses. The downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See "MD&A — Results of Reportable Segments and Other Operating Segments." In addition, certain of our businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.

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

        A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly in our Thermal Equipment and Services and Flow Technology reportable segments. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.

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

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2011, these plans were underfunded by $507.4. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions could result in a change to our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

The price and availability of raw materials may adversely affect our results.

        We are exposed to a variety of market risks, including inflation in the prices and shortages of raw materials. In recent years, we have faced significant volatility in the prices of many of our key raw materials, including petroleum- based products, steel and copper. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to long-term supplier contracts that may increase our exposure to pricing fluctuations.

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

        Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. See "Business," "MD&A — Results of Discontinued Operations," and Note 4 to our consolidated financial statements for the status of our divestitures.

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

        At December 31, 2011, we had goodwill and other intangible assets, net of $2,746.1. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        At December 31, 2011, we had approximately 18,000 employees, including approximately 2,800 employees related to our Service Solutions business. Eleven domestic collective bargaining agreements cover approximately 1,100 employees, including approximately 50 employees related to our Service Solutions business. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

 ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties as of December 31, 2011:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology reportable segment	11 states and 21 foreign countries	72	4.2	2.1
Thermal Equipment and Services reportable segment	12 states and 7 foreign countries	37	3.7	2.4
Industrial Products and Services	11 states and 5 foreign countries	30	1.5	0.7

Total		139	9.4	5.2

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

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)	$4,551.4	$4,113.9	$4,175.1	$4,877.2	$3,601.8
Operating income(2)(3)	285.9	320.5	374.5	395.6	325.4
Other income (expense), net(4)	(53.7)	(19.8)	(21.5)	1.2	(1.4)
Interest expense, net(5)	(91.4)	(107.2)	(84.5)	(104.7)	(71.2)
Equity earnings in joint ventures	28.4	30.2	29.4	45.5	39.9

Income from continuing operations before income taxes	169.2	223.7	297.9	337.6	292.7
Income tax provision(6)	(14.3)	(45.7)	(73.7)	(125.3)	(49.9)

Income from continuing operations	154.9	178.0	224.2	212.3	242.8
Income (loss) from discontinued operations, net of tax(4)(7)	30.7	24.8	(208.0)	60.5	53.3

Net income	185.6	202.8	16.2	272.8	296.1
Less: Net income (loss) attributable to noncontrolling interests(7)	5.0	(2.8)	(15.5)	24.9	1.9

Net income attributable to SPX Corporation common shareholders	$180.6	$205.6	$31.7	$247.9	$294.2

Basic income per share of common stock:
Income from continuing operations	$2.97	$3.64	$4.50	$3.84	$4.37
Income (loss) from discontinued operations	0.61	0.50	(3.86)	0.79	0.94

Net income per share	$3.58	$4.14	$0.64	$4.63	$5.31

Diluted income per share of common stock:
Income from continuing operations	$2.94	$3.59	$4.47	$3.78	$4.29
Income (loss) from discontinued operations	0.60	0.49	(3.83)	0.78	0.92

Net income per share	$3.54	$4.08	$0.64	$4.56	$5.21

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$7,391.8	$5,993.3	$5,725.0	$6,138.1	$6,237.4
Total debt	2,001.1	1,197.6	1,277.3	1,342.5	1,563.1
Other long-term obligations	1,266.9	1,046.7	1,047.8	886.1	789.3
SPX shareholders' equity	2,227.3	2,097.7	1,870.8	1,990.8	1,986.0
Noncontrolling interests	10.0	6.3	10.7	34.0	10.4
Capital expenditures	147.2	71.0	86.4	103.5	73.2
Depreciation and amortization	87.8	81.9	75.3	76.3	56.7

(1)
On December 22, 2011, we completed the acquisition of Clyde Union within our Flow Technology reportable segment. Revenues for Clyde Union for the period January 1, 2011 to the date of acquisition and for 2010, 2009, 2008 and 2007, none of which are included above, totaled $434.2, $403.4, $395.4, $203.5, and $89.6, respectively.

On December 31, 2007, we completed the acquisition of APV within our Flow Technology reportable segment. Revenues for APV in 2007, which are not included above, totaled approximately $876.0.

(2)
During 2011, operating income included an insurance recovery of $6.3 related to a product liability matter.

During 2011, we incurred charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services reportable segment.

During 2009, operating income was reduced by $9.5 related to the settlement of two product liability matters.

During 2007, we recorded charges related to the settlement of a legacy product liability matter within Industrial Products and Services of $8.5. We also recorded a benefit of $5.0 during 2007 within our Thermal Equipment and Services reportable segment as a result of cost improvements associated with a state-approved environmental remediation plan at a site in California.

(3)
In 2011, 2010, 2009, 2008 and 2007, we incurred net special charges of $25.3, $30.7, $49.5, $13.8 and $2.5, respectively, associated with restructuring initiatives to consolidate manufacturing and other facilities, as well as asset impairments. See Note 6 to our consolidated financial statements for further details.

In 2011, we recorded a charge of $28.3 related to the impairment of goodwill ($20.8) and indefinite-lived intangible assets ($7.5) of our SPX Heat Transfer Inc. reporting unit.

In 2010, we recorded a charge of $1.7 related to the impairment of trademarks for a business within our Thermal Equipment and Services reportable segment.

In 2009, we recorded a charge of $6.1 related to the impairment of trademarks for a business within our Thermal Equipment and Services reportable segment.

In 2008, we recorded $123.0 of charges related to the impairment of goodwill ($114.1) and other intangible assets ($8.9) for our Weil-McLain subsidiary.

In 2007, we recorded charges of $5.0 within corporate expense related to legacy legal matters.

In 2007, we recorded an impairment charge of $4.0 associated with other intangible assets held by a business within our Thermal Equipment and Services reportable segment.

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

During 2007, in connection with the resolution of certain matters related to our federal income tax returns for the years 1995 through 2002, we recorded an income tax benefit of $16.8. In addition, during 2007, we recorded an income tax benefit of $9.9 associated with a reduction in the statutory tax rates in Germany and the United Kingdom. Lastly, during 2007, we recorded an income tax benefit of $3.5 associated with the settlement of certain income tax matters in the United Kingdom, a $4.9 benefit for the reduction of taxes accrued in prior years, and a $3.7 refund in China related to an earnings reinvestment plan.

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

Executive Overview

        Our financial results for 2011 were mixed, as our Flow Technology reportable segment experienced organic revenue growth and increases in income and margins, while our Thermal Equipment and Services reportable segment and Industrial Products and Services had only minimal organic revenue growth and declines in income and margins. On a consolidated basis, revenues increased 10.6%, of which 6.5% was due to organic growth, while income for our reportable and other operating segments totaled $520.0 in 2011, compared to $533.4 in 2010. Operating results for 2011 were impacted favorably by growth across all the Flow Technology reportable segment's end markets (i.e., food and beverage, power and energy, and general industrial). Our Thermal Equipment and Services reportable segment was impacted negatively by continued delay in the recovery of late cycle power markets in the United States and Europe and a significant decline in sales of high-margin dry cooling products in China. The pricing of power transformers within Industrial Products and Services generally remained at depressed levels, impacting recovery in 2011.

        Cash flows from continuing operations totaled $251.4 in 2011 compared to $218.3 in 2010. The 2011 figure included payments of $34.6 relating to the settlement of currency protection agreements entered into as hedges of the purchase price of the Clyde Union acquisition, which was paid in British Pounds ("GBP"). The 2010 figure included $100.0 of voluntary contributions to our domestic pension plans.

        Other matters of note, including significant items that impacted our 2011 financial performance, are as follows:

  Significant Items that Impacted 2011 Financial Results

  •
  Acquisitions:

  •
  In March 2011, in the Flow Technology reportable segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1.

  •
  In October 2011, in the Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries, for a purchase price of 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros.

  •
  On December 22, 2011, in the Flow Technology reportable segment, we completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications, for an initial payment of GBP 500.0, less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined in the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of the business also contributed GBP 25.0 of cash to the acquired business at the time of sale.

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

  •
  In 2011, within our Thermal Equipment and Services reportable segment, we recorded impairment charges of $28.3 related to the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit.

  •
  In 2011, we incurred charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services reportable segment.

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

  Other Items of Note

  •
  On December 30, 2011, we completed the formation of a joint venture with Shanghai Electric. The joint venture will supply dry cooling and moisture separator reheater products and services to the power sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes (the "transaction"). Final approval for the transaction was not received until January 13, 2012. As a result, the net gain associated with the transaction was not recorded until the first quarter of 2012.

  •
  On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in an estimated net gain of approximately $450.0. As previously discussed, we have reported our Service Solutions business as a discontinued operation within this Amendment No. 1 on Form 10-K/A for all periods presented. Our Service Solutions business previously had been reported within our former Test and Measurement reportable segment. As a result of classifying our Service Solutions business as a discontinued operation, the remaining two businesses that had been included within the Test and Measurement reportable segment now are being reported within Industrial Products and Services. See Notes 4 and 5 to our consolidated financial statements for further details.

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

        Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovations and price. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors as they apply to the various products and services we offer. See "Business — Reportable Segments and Other Operating Segments" for a discussion of our competitors.

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

        The following table provides selected financial information for the years ended December 31, 2011, 2010 and 2009, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline), as defined herein:

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$4,551.4	$4,113.9	$4,175.1	10.6	(1.5)
Gross profit	1,277.8	1,234.3	1,264.1	3.5	(2.4)
% of revenues	28.1%	30.0%	30.3%
Selling, general and administrative expense	915.0	860.7	819.7	6.3	5.0
% of revenues	20.1%	20.9%	19.6%
Intangible amortization	23.3	20.7	14.3	12.6	44.8
Impairment of goodwill and other intangible assets	28.3	1.7	6.1	*	*
Special charges, net	25.3	30.7	49.5	*	*
Other expense, net	(53.7)	(19.8)	(21.5)	171.2	(7.9)
Interest expense, net	(91.4)	(81.6)	(84.5)	12.0	(3.4)
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	—	*	*
Equity earnings in joint ventures	28.4	30.2	29.4	(6.0)	2.7
Income from continuing operations before income taxes	169.2	223.7	297.9	(24.4)	(24.9)
Income tax provision	(14.3)	(45.7)	(73.7)	(68.7)	(38.0)
Income from continuing operations	154.9	178.0	224.2	(13.0)	(20.6)
Components of consolidated revenues growth (decline):
Organic growth (decline)				6.5	(5.5)
Foreign currency				2.3	(0.4)
Acquisitions				1.8	4.4

Net revenues growth (decline)				10.6	(1.5)

*
Not meaningful for comparison purposes.

        Revenues — For 2011, the increase in revenues, compared to 2010, was due to organic revenue growth, the impact of the weaker U.S. dollar in 2011, and incremental revenues of $72.9 associated with the acquisitions of Clyde Union, e&e and

Murdoch in 2011, and Anhydro, TTS, and Gerstenberg in 2010. The organic revenue growth was attributable primarily to additional sales into the food and beverage, power and energy, and general industrial end markets of our Flow Technology reportable segment, increases in evaporative cooling product revenues in the Americas within our Thermal Equipment and Services reportable segment, and greater demand for hydraulic tools and equipment within Industrial Products and Services. These increases in organic revenue were offset partially by volume declines of dry cooling products in China and at SPX Heat Transfer Inc.

        For 2010, the decrease in revenues, compared to 2009, was primarily the result of organic declines resulting from lower sales of (i) power transformers, (ii) cooling systems and products and thermal services and equipment in the Americas and Europe, (iii) products into the oil and gas end market served by our Flow Technology reportable segment, and (iv) large scale systems to the food and beverage end market served by our Flow Technology reportable segment. These declines in organic revenues were offset partially by organic growth attributable to (i) sales of cooling systems and products and thermal services and equipment in China and South Africa and (ii) $182.5 of incremental revenues associated with the acquisitions of Anhydro, TTS and Gerstenberg in 2010 and SPX Heat Transfer Inc. in December 2009.

        Gross Profit — The increase in gross profit for 2011, when compared to 2010, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for 2011 was impacted by:

  •
  A higher percentage of low-margin systems' revenue during 2011 within our Flow Technology reportable segment;

  •
  A decline in sales of high-margin dry cooling products to China during 2011 within our Thermal Equipment and Services reportable segment;

  •
  Lower pricing on power transformers during 2011 and start-up costs of $11.4 incurred during 2011 associated with the expansion of our power transformer facility in Waukesha, WI;

  •
  Net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services reportable segment; and

  •
  An insurance recovery of $6.3 during 2011 associated with a product liability matter.

        The decrease in gross profit for 2010, when compared to 2009, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues was impacted favorably by:

  •
  Improved project execution and favorable project mix within our cooling systems and products and thermal services and equipment businesses;

  •
  The favorable impact of cost reductions in 2010 associated with 2009 restructuring initiatives at a number of our businesses; and

  •
  Charges of $9.5 in 2009 related to the settlement of two product liability matters.

        The above increases in gross profit as a percentage of revenues for 2010, when compared to 2009, were more than offset by the impact of lower pricing on power transformers.

        Selling, General and Administrative ("SG&A") Expense — For 2011, the increase in SG&A expense, when compared to 2010, of $54.3 was due primarily to:

  •
  Incremental SG&A of $18.8 associated with the Clyde Union, e&e, Murdoch, Anhydro, TTS and Gerstenberg acquisitions;

  •
  Additional SG&A to support the organic revenue growth during the year;

  •
  An increase of $9.3 in stock compensation expense, primarily attributable to a higher fair value for the 2011 stock compensation awards resulting from an increase in our share price, compared to 2010;

  •
  Higher corporate expense, primarily as a result of costs associated with certain corporate-led initiatives (e.g., global expansion and innovation); and

  •
  A weaker U.S. dollar during 2011, which resulted in an increase in SG&A of $19.5.

        The above increases in SG&A were offset partially by a decline in incentive compensation during 2011 of $12.2.

        For 2010, the increase in SG&A expense, when compared to 2009, of $41.0 was due primarily to:

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

        Intangible Amortization — For 2011, the increase in intangible amortization, when compared to 2010, was primarily due to incremental amortization associated with intangible assets purchased in the Clyde Union, e&e, Murdoch, Anhydro, TTS, and Gerstenberg acquisitions.

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

        During 2010, we recorded an impairment charge of $1.7 related to trademarks of a business within our Thermal Equipment and Services reportable segment.

        During 2009, we recorded an impairment charge of $6.1 related to trademarks of a business within our Thermal Equipment and Services reportable segment.

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

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2011, 2010 and 2009. The components of special charges, net, are as follows:

	2011	2010	2009
Employee termination costs	$11.5	$18.4	$29.1
Facility consolidation costs	5.5	4.0	5.6
Other cash costs	0.1	1.5	5.5
Non-cash asset write-downs	8.2	6.8	9.3

Total special charges, net	$25.3	$30.7	$49.5

        Other Expense, Net — For 2011, other expense, net, was composed primarily of charges associated with our FX forward contracts of $38.5 and foreign currency transaction losses of $4.4, partially offset by gains on FX embedded derivatives of $1.5 and insurance proceeds received of $3.2 related to death benefit and property insurance claims. The expense associated with the FX forward contracts included a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. In addition, and as discussed in Note 14 to our consolidated financial statements, we maintain insurance for certain risk management matters. During 2011, we recorded a charge of $18.2 to other expense, net associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. See Note 14 to our consolidated financial statements for further details.

        For 2010, other expense, net, was composed primarily of charges associated with our FX forward contracts and FX embedded derivatives of $17.3 (see Note 13 to our consolidated financial statements) and foreign currency transaction losses of $10.2, partially offset by investment related income of $9.5.

        For 2009, other expense, net, was composed primarily of foreign currency transaction losses of $13.5 and charges associated with our FX forward contracts and FX embedded derivatives of $7.7 (see Note 13 to our consolidated financial statements).

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

        Income Taxes — For 2011, we recorded an income tax provision of $14.3 on $169.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 8.5%. During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. In addition, during 2011 we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These benefits were offset partially by $6.9 of federal income taxes that were incurred in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

        For 2010, we recorded an income tax provision of $45.7 on $223.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.4%. The effective tax rate for 2010 was impacted favorably by a tax benefit of $18.2 that was recorded in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns and tax benefits of $16.0 related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of enactment of the PPAC Act during the year and $3.6 associated with the repatriation of foreign earnings.

        For 2009, we recorded an income tax provision of $73.7 on $297.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.7%. The 2009 effective tax rate was impacted favorably by an income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary and tax benefits of $7.9 related to a reduction in liabilities for uncertain tax positions associated with statute expirations and audit settlements in certain tax jurisdictions.

Results of Discontinued Operations

        For 2011, 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2011	2010	2009
Income (loss) from discontinued operations(1)	$47.5	$19.8	$(255.5)
Income tax (expense) benefit(1)	(16.8)	5.0	47.5

Income (loss) from discontinued operations, net(1)	$30.7	$24.8	$(208.0)

(1)
Amounts for 2009 included impairment charges of $188.7 associated with goodwill and certain intangible assets of the Service Solutions business, along with the related income tax benefit of $23.3.

        For 2011, 2010 and 2009, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$910.5	$778.8	$760.8
Pre-tax income (loss)(1)	50.5	20.5	(206.5)

(1)
Amount for 2009 included impairment charges of $188.7 associated with goodwill and certain intangible assets of the Service Solutions business.

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

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in an estimated net gain of approximately $450.0. As previously discussed, we have reported our Service Solutions business as a discontinued operation within this Amendment No. 1 on Form 10-K/A for all periods presented.

Results of Reportable Segments and Other Operating Segments

        The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable segments and our other operating segments.

        Non-GAAP Measures — Throughout the following discussion of the results of our reportable and other operating segments, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Continuing Operations — Non-GAAP Measures."

Flow Technology Reportable Segment

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$2,042.0	$1,662.2	$1,634.1	22.8	1.7
Income	268.4	215.6	210.9	24.5	2.2
% of revenues	13.1%	13.0%	12.9%
Components of revenue growth:
Organic growth (decline)				15.1	(4.1)
Foreign currency				3.4	0.2
Acquisitions				4.3	5.6

Net revenue growth				22.8	1.7

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

        Income — For 2011, income and margins, compared to 2010, were impacted favorably by the organic revenue growth noted above and savings from restructuring activities initiated in 2011 and 2010 associated with the integration of the Anhydro and Gerstenberg acquisitions. The increase in margins was offset partially by the impact of a higher percentage of low-margin systems' revenue during 2011.

        For 2010, income and margins, compared to 2009, were impacted favorably by the benefits of 2009 restructuring actions and other operating initiatives. In addition, income for 2010 was impacted favorably by incremental profits of $3.6 associated with the Anhydro and Gerstenberg acquisitions. This increase in income and margin generally was offset by the impact of the decline in organic revenue noted above.

Thermal Equipment and Services Reportable Segment

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$1,644.2	$1,602.1	$1,595.5	2.6	0.4
Income	141.9	193.7	171.8	(26.7)	12.7
% of revenues	8.6%	12.1%	10.8%
Components of revenue growth:
Organic growth (decline)				0.4	(4.0)
Foreign currency				2.2	(1.1)
Acquisitions				—	5.5

Net revenue growth				2.6	0.4

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

        Income — For 2011, the decrease in income and margins, compared to 2010, was primarily the result of a decline in sales of dry cooling products in China, which historically carry much higher profit margins than sales of evaporative products, and the revenue decline related to SPX Heat Transfer Inc. noted above. In addition, income and margins for 2011 were impacted negatively by net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa.

        For 2010, the increase in income and margin, compared to 2009, was due primarily to improved project execution and favorable project mix. In addition, income for 2010 included incremental profits of $9.4 associated with the SPX Heat Transfer Inc. acquisition.

Industrial Products and Services

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Revenues	$865.2	$849.6	$945.5	1.8	(10.1)
Income	109.7	124.1	198.2	(11.6)	(37.4)
% of revenues	12.7%	14.6%	21.0%
Components of revenue growth (decline):
Organic growth (decline)				1.1	(10.3)
Foreign currency				0.5	(0.2)
Acquisitions				0.2	0.4

Net revenue growth (decline)				1.8	(10.1)

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

        Income — For 2011, the decrease in income and margin, compared to 2010, was due primarily to declines in power transformer prices and sales of precision machine components, as well as start-up costs of $11.4 associated with the expansion of our power transformer facility in Waukesha, WI. This decrease was offset partially by an insurance recovery during 2011 of $6.3 related to a product liability matter and a more favorable sales mix within our laboratory equipment product lines.

        For 2010, the decrease in income and margin, compared to 2009, was due to the organic revenue decline noted above, including the impact of reduced sales prices on power transformers.

Corporate Expense and Other Expense

	2011	2010	2009	2011 vs. 2010%	2010 vs. 2009%
Total consolidated revenues	$4,551.4	$4,113.9	$4,175.1	10.6	(1.5)
Corporate expense	105.9	98.4	87.1	7.6	13.0
% of revenues	2.3%	2.4%	2.1%
Stock-based compensation expense	39.2	29.9	26.5	31.1	12.8
Pension and postretirement expense	35.4	52.2	37.2	(32.2)	40.3

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

Outlook

        The following table highlights our backlog as of December 31, 2011 and 2010, and the revenue and profit margin expectations for our reportable and other operating segments during 2012 based on information available at the time of this report.

Flow Technology reportable segment	We are projecting 2012 revenues to increase between 33% and 38% primarily as a result of incremental revenues from the 2011 acquisitions. In addition, we are targeting mid to high single digit organic revenue growth driven by continued expansion into emerging markets, particularly in the food and beverage and general industrial sectors. We are projecting margins to be between 11.5% and 12.0% for 2012, which includes dilution of approximately 100 basis points related to Clyde Union. The segment had backlog of $1,440.4 and $789.2 as of December 31, 2011 and 2010, respectively. Of the $651.2 increase in backlog, $536.9 is attributable to the 2011 acquisitions. We expect to convert approximately 85% of the segment's year-end 2011 backlog to revenues in 2012.

Thermal Equipment and Services reportable segment

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

Industrial Products and Services

We are projecting 2012 revenues to increase by 10% to 15% primarily as a result of improving trends for the U.S. power transformer market and our expansion into the large power market. We are projecting margins to be between 13.2% and 13.7% in 2012. Backlog totaled $490.2 and $378.6 as of December 31, 2011 and 2010, respectively. We expect to convert approximately 84% of year-end 2011 backlog to revenues in 2012.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Continuing operations:
Cash flows from operating activities	$251.4	$218.3	$432.9
Cash flows used in investing activities	(894.0)	(173.0)	(205.3)
Cash flows from (used in) financing activities	713.9	(145.3)	(238.9)
Cash flows from discontinued operations	20.9	23.5	55.0
Change in cash and equivalents due to changes in foreign currency exchange rates	3.4	9.0	3.3

Net change in cash and equivalents	$95.6	$(67.5)	$47.0

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

        Investing Activities — The increase in cash used in investing activities for 2011 was due primarily to an increase in business acquisitions and investments (2011 — $747.5 vs. 2010 — $114.8) and an increase in capital expenditures (2011 — $147.2 vs. 2010 — $71.0). The increase in business acquisitions and investments in 2011 was primarily due to the Clyde Union acquisition ($720.3), while the increase in capital expenditures in 2011 was primarily due to $55.1 of expenditures related to the expansion of our power transformer facility in Waukesha, WI and $40.8 for the purchase of a manufacturing facility in Glasgow, Scotland that is occupied and was previously leased by Clyde Union.

        Financing Activities — The increase in cash flows from financing activities for 2011 was due primarily to $800.0 of term loan borrowings under our senior credit facilities during December 2011, with the proceeds used primarily for the acquisition of Clyde Union.

        Discontinued Operations — Cash flows from discontinued operations for 2011 and 2010 related primarily to our Service Solutions business. Service Solutions' net cash flows for 2011 and 2010 totaled $23.1 and $18.2, respectively, and related primarily to cash flows from operations (2011 — $75.0 and 2010 — $38.4) and cash used for business acquisitions and investments (2011 — $45.0 and 2010 — $15.8), including cash used for the 2011 acquisition of substantially all of the assets of Teradyne, Inc.'s Diagnostic Solutions business for a purchase price of $40.2. Cash flows from discontinued operations for 2010 also included cash proceeds of $3.0 in connection with the sale of PSD and for a $3.7 promissory note that was received in connection with a 2009 disposition.

2010 Compared to 2009

        Operating Activities — The decrease in cash flows from operating activities during 2010 was attributable primarily to additional investments in working capital, particularly accounts receivable, as a result of the recent organic revenue growth. During 2009, our investment in accounts receivable and inventories decreased significantly due primarily to a decline in organic revenue during the year of 11.7%, resulting in significant cash inflows during the period. In addition, during 2010, we made voluntary contributions to our domestic pension plans of $100.0 and paid $26.9 to terminate our Swaps. These items were partially offset by a decline in annual incentive compensation payments of $37.2 and cash spending on restructuring actions (2010 — $19.5 and 2009 — $47.6).

        Investing Activities — The decrease in cash used in investing activities for 2010 was due primarily to a decline in capital expenditures from $86.4 in 2009 to $71.0 in 2010 and a decline in cash used for business acquisitions and investments from $131.4 ($129.2 related to the SPX Heat Transfer acquisition) in 2009 to $114.8 in 2010 (related to the Gerstenberg, TTS and Anhydro acquisitions).

        Financing Activities — The decrease in cash flows used in financing activities for 2010 was due primarily to decreases in stock repurchases. In 2009, we repurchased $113.2 of SPX common stock, compared to no open market stock repurchases in 2010. This decrease in cash flows used in financing activities was offset partially by (i) increases in net repayments on our various debt facilities during 2010 (net repayments totaled $83.5 and $73.6 in 2010 and 2009, respectively) and (ii) financing fees of $13.0 paid in 2010 relating to the $600.0 of 6.875% senior notes that were issued during 2010. There were no financing fees paid in 2009.

        Discontinued Operations — Cash flows from discontinued operations for 2010 and 2009 related primarily to our Service Solutions business. Service Solutions' net cash flows for 2010 and 2009 totaled $18.2 and $23.4, respectively, and related primarily to cash flows from operations (2010 — $38.4 and 2009 — $30.3) and cash used for business acquisitions and investments (2010 — $15.8 and 2009 — $0). Cash flows from discontinued operations for 2010 also included cash proceeds of $3.0 in connection with the sale of PSD and for a $3.7 promissory note that was received in connection with a 2009 disposition. Cash flows from discontinued operations for 2009 also included cash proceeds of (i) $28.8 received in connection with the sale of Dezurik and Filtran and (ii) $17.4 related to an income tax refund associated with the disposition of the Air Filtration business.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. We borrow and repay amounts under our revolving credit facilities on a regular basis during the year. During 2011, the average daily amount outstanding under these facilities was approximately $56.0. The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance.

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

Investments in Equity Securities and Available-for-Sale Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At December 31, 2011 and 2010, the fair value of these investments was $5.2 and $12.8, respectively, and was recorded in "Assets of discontinued operations" within our consolidated balance sheets.

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

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Purchases	9.8
Losses included in income from discontinued operations	(1.3)

Balance at December 31, 2010	8.5
Losses included in income from discontinued operations	(0.7)

Balance at December 31, 2011	$7.8

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

        We use operating leases to finance certain equipment and other purchases. At December 31, 2011, we had $162.6 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

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

        Capital expenditures for 2011 totaled $147.2, compared to $71.0 and $86.4 in 2010 and 2009, respectively. Capital expenditures in 2011 related primarily to the implementation of new ERP software systems across our company in connection with our ERP rationalization initiative, $55.1 for the expansion of our power transformer facility in Waukesha, WI in order to manufacture larger capacity transformers, $40.8 to acquire a facility in Glasgow, Scotland (a facility occupied and previously leased by Clyde Union), and upgrades of manufacturing facilities and replacement of equipment. We expect 2012 capital expenditures to approximate $123.0, with a significant portion related to the implementation of new ERP software systems and upgrades to manufacturing facilities. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

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

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition, more than $1,000.0 in revenues, if certain criteria were met. In addition, you should read "Risk Factors," "Results for Reportable Segments and Other Operating Segments" included in this MD&A, and "Business" for an understanding of the risks, uncertainties and trends facing our businesses.

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Trading under this plan began on February 24, 2012. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of our Service Solutions business, with the remainder to be repurchased following the consummation of the Service Solutions business sale. The $75.0 of shares authorized for repurchase prior to the completion of the sale of our Service Solutions business were purchased in full during March and April 2012.

Contractual Obligations:

        The following is a summary of our primary contractual obligations as of December 31, 2011:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$71.3	$71.3	$—	$—	$—
Long-term debt obligations	1,929.8	4.2	912.1	405.2	608.3
Pension and postretirement benefit plan contributions and payments(1)	734.1	78.4	150.1	172.1	333.5
Purchase and other contractual obligations(2)	747.7	639.9	99.3	8.3	0.2
Future minimum operating lease payments(3)	162.6	39.6	53.3	27.1	42.6
Interest payments	419.3	99.0	184.5	94.5	41.3

Total contractual cash obligations(4)	$4,064.8	$932.4	$1,399.3	$707.2	$1,025.9

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2011, 2010 and 2009, we recognized $1,457.5, $1,319.0 and $1,342.5 of revenues under the percentage-of-completion method, respectively.

        We record any provision for losses on uncompleted long-term contracts in the period in which the losses are determined. In the case of customer change orders for uncompleted long-term contracts, we include estimated recoveries for work performed in forecasting ultimate profitability on these contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised during the duration of a contract. These revisions to costs and income are recognized in the period in which the revisions are determined.

        Our estimation process for determining revenues and costs for contracts accounted for under the percentage-of-completion method is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of our long-term contracts. Each long-term contract is unique, but similar enough to other contracts so that we can effectively leverage our experience. As our long-term contracts generally range from nine to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often, as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed under the Revenue Recognition Topic of the Codification.

        We believe that the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit. However, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs include, but are not limited to, the following:

  •
  Sales Price Incentives and Sales Price Escalation Clauses — Sales price incentives and sales price escalations that are reasonably assured and reasonably estimable are recorded over the performance period of the contract. Otherwise, these amounts are recorded when awarded.

  •
  Cost Recovery for Product Design Changes and Claims — On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Change orders are accounted for as described above. See below for our accounting policies related to claims.

  •
  Material Availability and Costs — Our estimates of material costs generally are based on existing supplier relationships, adequate availability of materials, prevailing market prices for materials, and, in some cases, long-term supplier contracts. Changes in our supplier relationships, delays in obtaining materials, or changes in material prices can have a significant impact on our estimates of the cost and profitability of a long-term contract.

  •
  Use of Sub-Contractors — Our arrangements with sub-contractors are based on fixed prices; however, our estimates of the cost and profitability of a long-term contract can be impacted by sub-contractor delays, customer claims arising from sub-contractor performance issues, or a sub-contractor's inability to fulfill its obligations.

  •
  Labor Costs — Where applicable, we include the impact of labor improvements in our estimation of costs under long-term contracts, such as in cases where we expect a favorable learning curve over the duration of the contract. In these cases, if the improvements do not materialize, the estimated costs and profitability of a long-term contract could be adversely impacted.

  •
  Anticipated Productivity Levels — To the extent we are more or less productive than originally anticipated, estimated costs and profitability of a long-term contract may be impacted.

  •
  Effect of Foreign Currency Fluctuations — Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on the profitability of the long-term contract. When the impact on profitability is potentially significant, we may enter into FX forward contracts to manage the potential exposure. See Note 13 to our consolidated financial statements for additional details on our FX forward contracts.

        During 2011, we incurred net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services reportable segment.

        Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.

        We periodically make claims against customers, suppliers and sub-contractors associated with alleged non-performance and other disputes over contractual terms. Claims related to long-term contracts are recognized as additional revenues or as a reduction of costs only after we have determined that collection is probable and the amount is reasonably estimable. Claims made by us may involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably determinable.

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

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans accounted for approximately 74% of our total projected benefit obligations at December 31, 2011. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2012 pension expense by approximately $4.4. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 8.3% in 2011.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $558.3 (including $495.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at December 31, 2011 and 2010, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the years ended September 30, 2011, 2010 and 2009, the Company's investment that is accounted for by use of the equity method (see Note 9 to the consolidated financial statements). The Company's equity in income of EGS for the years ended September 30, 2011, 2010 and 2009 was $28.7 million, $28.8 million and $28.0 million, respectively. The financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of such auditors.

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

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of presenting comprehensive income (loss) due to the adoption of a new accounting standard. The change in presentation has been applied retrospectively to all periods presented.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 23, 2012

(July 16, 2012 as to the effects of presenting comprehensive income (loss) as described in Note 3 to the consolidated financial statements, reporting the Service Solutions business as a discontinued operation as described in Note 4 to the consolidated financial statements, and changing the composition of reportable segments as described in Note 5 to the consolidated financial statements)

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues	$4,551.4	$4,113.9	$4,175.1
Costs and expenses:
Cost of products sold	3,273.6	2,879.6	2,911.0
Selling, general and administrative	915.0	860.7	819.7
Intangible amortization	23.3	20.7	14.3
Impairment of goodwill and other intangible assets	28.3	1.7	6.1
Special charges, net	25.3	30.7	49.5

Operating income	285.9	320.5	374.5
Other expense, net	(53.7)	(19.8)	(21.5)
Interest expense	(97.0)	(86.9)	(91.9)
Interest income	5.6	5.3	7.4
Loss on early extinguishment of interest rate protection agreements and term loan	—	(25.6)	—
Equity earnings in joint ventures	28.4	30.2	29.4

Income from continuing operations before income taxes	169.2	223.7	297.9
Income tax provision	(14.3)	(45.7)	(73.7)

Income from continuing operations	154.9	178.0	224.2

Income (loss) from discontinued operations, net of tax	30.4	13.1	(181.6)
Gain (loss) on disposition of discontinued operations, net of tax	0.3	11.7	(26.4)

Income (loss) from discontinued operations, net of tax	30.7	24.8	(208.0)

Net income	185.6	202.8	16.2
Less: Net income (loss) attributable to noncontrolling interests	5.0	(2.8)	(15.5)

Net income attributable to SPX Corporation common shareholders	$180.6	$205.6	$31.7

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$149.9	$180.8	$222.4
Income (loss) from discontinued operations, net of tax	30.7	24.8	(190.7)

Net income	$180.6	$205.6	$31.7

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$2.97	$3.64	$4.50
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.61	0.50	(3.86)

Net income per share attributable to SPX Corporation common shareholders	$3.58	$4.14	$0.64

Weighted-average number of common shares outstanding — basic	50.499	49.718	49.363
Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$2.94	$3.59	$4.47
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.60	0.49	(3.83)

Net income per share attributable to SPX Corporation common shareholders	$3.54	$4.08	$0.64

Weighted-average number of common shares outstanding — diluted	50.946	50.347	49.797

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($ in millions)

	Year ended December 31,
	2011	2010	2009
Net income	$185.6	$202.8	$16.2

Other comprehensive income (loss), net:
Pension liability adjustment, net of tax benefit (provision) of $7.7, ($1.4) and $56.5 in 2011, 2010 and 2009, respectively	(21.7)	28.9	(95.2)
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax benefit (provision) of $0.7, ($10.8) and ($6.7) in 2011, 2010 and 2009, respectively	(1.1)	17.4	10.9
Net unrealized gain (loss) on available-for-sale securities	(7.6)	6.1	—
Foreign currency translation adjustments	(23.6)	(31.1)	51.4

Other comprehensive income (loss), net	(54.0)	21.3	(32.9)

Total comprehensive income (loss)	131.6	224.1	(16.7)
Total comprehensive income (loss) attributable to noncontrolling interests	4.9	(2.5)	(14.7)

Total comprehensive income (loss) attributable to SPX Corporation common shareholders	$126.7	$226.6	$(2.0)

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
($ in millions)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and equivalents	$551.0	$455.4
Accounts receivable, net	1,224.5	970.1
Inventories	591.9	455.4
Other current assets	132.7	169.4
Deferred income taxes	66.4	65.8
Assets of discontinued operations	720.1	686.3

Total current assets	3,286.6	2,802.4
Property, plant and equipment:
Land	48.4	37.5
Buildings and leasehold improvements	302.9	227.5
Machinery and equipment	775.0	661.0

	1,126.3	926.0
Accumulated depreciation	(476.3)	(431.4)

Property, plant and equipment, net	650.0	494.6
Goodwill	1,773.7	1,482.9
Intangibles, net	972.4	614.0
Other assets	709.1	599.4

TOTAL ASSETS	$7,391.8	$5,993.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$643.4	$433.6
Accrued expenses	982.0	985.0
Income taxes payable	26.7	16.3
Short-term debt	71.3	36.3
Current maturities of long-term debt	4.2	50.8
Liabilities of discontinued operations	234.4	210.1

Total current liabilities	1,962.0	1,732.1
Long-term debt	1,925.6	1,110.5
Deferred and other income taxes	131.1	83.9
Other long-term liabilities	1,135.8	962.8

Total long-term liabilities	3,192.5	2,157.2
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively, and 98,068,416 and 50,294,261 issued and outstanding at December 31, 2010, respectively)	993.6	986.7
Paid-in capital	1,502.2	1,461.1
Retained earnings	2,488.3	2,358.6
Accumulated other comprehensive loss	(246.5)	(192.6)
Common stock in treasury (47,629,187 and 47,774,155 shares at December 31, 2011 and 2010, respectively)	(2,510.3)	(2,516.1)

Total SPX Corporation shareholders' equity	2,227.3	2,097.7
Noncontrolling interests	10.0	6.3

Total equity	2,237.3	2,104.0

TOTAL LIABILITIES AND EQUITY	$7,391.8	$5,993.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$972.3	$1,393.9	$2,220.5	$(179.9)	$(2,416.0)	$1,990.8	$34.0	$2,024.8
Net income (loss)	—	—	31.7	—	—	31.7	(15.5)	16.2
Other comprehensive income (loss)	—	—	—	(33.7)	—	(33.7)	0.8	(32.9)
Dividends declared ($1.00 per share)	—	—	(49.2)	—	—	(49.2)	—	(49.2)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	5.0	20.2	—	—	—	25.2	—	25.2
Amortization of restricted stock and restricted stock unit grants (includes $0.1 recorded to discontinued operations)	—	27.7	—	—	—	27.7	—	27.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	1.7	(14.3)	—	—	5.9	(6.7)	—	(6.7)
Treasury stock repurchased	—	—	—	—	(113.2)	(113.2)	—	(113.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Liquidation of noncontrolling interest due to disposition of Filtran (See Note 4)	—	—	—	—	—	—	(5.1)	(5.1)
Purchase of subsidiary shares from noncontrolling interest	—	(1.8)	—	—	—	(1.8)	(1.2)	(3.0)
Other changes in noncontrolling interest	—	—	—	—	—	—	(1.9)	(1.9)

Balance at December 31, 2009	979.0	1,425.7	2,203.0	(213.6)	(2,523.3)	1,870.8	10.7	1,881.5
Net income (loss)	—	—	205.6	—	—	205.6	(2.8)	202.8
Other comprehensive income	—	—	—	21.0	—	21.0	0.3	21.3
Dividends declared ($1.00 per share)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Exercise of stock options and other incentive plan activity, including related tax benefit of $3.2	5.1	26.3	—	—	—	31.4	—	31.4
Amortization of restricted stock and restricted stock unit grants	—	31.1	—	—	—	31.1	—	31.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(22.0)	—	—	7.2	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Other changes in noncontrolling interests	—	—	—	—	—	—	0.7	0.7

Balance at December 31, 2010	986.7	1,461.1	2,358.6	(192.6)	(2,516.1)	2,097.7	6.3	2,104.0
Net income	—	—	180.6	—	—	180.6	5.0	185.6
Other comprehensive loss	—	—	—	(53.9)	—	(53.9)	(0.1)	(54.0)
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.1	4.3	24.7	—	—	—	29.0	—	29.0
Amortization of restricted stock and restricted stock unit grants	—	41.4	—	—	—	41.4	—	41.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(25.0)	—	—	5.8	(16.6)	—	(16.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interests	—	—	—	—	—	—	2.9	2.9

Balance at December 31, 2011	$993.6	$1,502.2	$2,488.3	$(246.5)	$(2,510.3)	$2,227.3	$10.0	$2,237.3

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$185.6	$202.8	$16.2
Less: Income (loss) from discontinued operations, net of tax	30.7	24.8	(208.0)

Income from continuing operations	154.9	178.0	224.2
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges, net	25.3	30.7	49.5
Gain on sale of product line	—	—	(1.1)
Impairment of goodwill and other intangible assets	28.3	1.7	6.1
Loss on early extinguishment of interest rate protection agreements and term loan	—	25.6	—
Deferred and other income taxes	(35.7)	61.6	2.7
Depreciation and amortization	87.8	81.9	75.3
Pension and other employee benefits	56.5	68.4	53.5
Stock-based compensation	39.2	29.9	26.5
Other, net	9.0	14.7	16.3
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	(14.4)	(166.9)	290.1
Inventories	(73.1)	18.5	135.1
Accounts payable, accrued expenses and other	(3.0)	(105.9)	(395.1)
Cash spending on restructuring actions	(23.4)	(19.9)	(50.2)

Net cash from continuing operations	251.4	218.3	432.9
Net cash from discontinued operations	71.2	35.3	38.2

Net cash from operating activities	322.6	253.6	471.1
Cash flows used in investing activities:
Proceeds from asset sales and other	1.1	9.6	3.6
(Increase) decrease in restricted cash	(0.4)	3.2	8.9
Business acquisitions and other investments, net of cash acquired	(747.5)	(114.8)	(131.4)
Capital expenditures	(147.2)	(71.0)	(86.4)

Net cash used in continuing operations	(894.0)	(173.0)	(205.3)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $10.1 and $28.8 in 2010 and 2009, respectively)	(50.3)	(10.1)	17.1

Net cash used in investing activities	(944.3)	(183.1)	(188.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,881.1	164.0	424.5
Repayments under senior credit facilities	(1,050.0)	(825.5)	(503.0)
Borrowings under senior notes	—	600.0	—
Repayments of senior notes	(49.5)	—	—
Borrowing under trade receivables agreement	118.0	90.0	138.0
Repayments under trade receivables agreement	(118.0)	(112.0)	(116.0)
Net borrowings (repayments) under other financing arrangements	2.8	—	(17.1)
Purchases of common stock	—	—	(113.2)
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	0.1	3.5	1.2
Purchase of noncontrolling interest in subsidiary	—	—	(3.0)
Dividends paid (includes noncontrolling interest distributions of $2.9, $2.6 and $0.4 in 2011, 2010 and 2009, respectively)	(53.4)	(52.3)	(50.3)
Financing fees paid	(17.2)	(13.0)	—

Net cash from (used in) continuing operations	713.9	(145.3)	(238.9)
Net cash used in discontinued operations	—	(1.7)	(0.3)

Net cash from (used in) financing activities	713.9	(147.0)	(239.2)

Changes in cash and equivalents due to changes in foreign currency exchange rates	3.4	9.0	3.3
Net change in cash and equivalents	95.6	(67.5)	47.0
Consolidated cash and equivalents, beginning of period	455.4	522.9	475.9

Consolidated cash and equivalents, end of period	$551.0	$455.4	$522.9

Cash and equivalents of continuing operations	$551.0	$455.4	$522.9
Supplemental disclosure of cash flow information:
Interest paid	$90.1	$73.9	$94.2
Income taxes paid, net of refunds of $54.7, $25.9 and $66.4 in 2011, 2010 and 2009, respectively	$—	$30.0	$35.7
Non-cash investing and financing activity:
Debt assumed	$19.9	$3.9	$—

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

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Accounting Standards Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in "Other expense, net," with the related net losses totaling $41.4, $27.5 and $21.2 in 2011, 2010 and 2009, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (FOB shipping point) or upon receipt by the customer (FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenues. Costs incurred for shipping and handling are recorded in cost of products sold. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification. The deliverables under these arrangements typically include hardware and software components, installation, maintenance, extended warranties and software upgrades. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price of the product or service when it is sold separately, competitor prices for similar products or our best estimate. The hardware and software components are usually recognized as revenue contemporaneously, as both are required for essential functionality of the products, with the installation being recognized upon completion. Revenues related to maintenance, extended warranties and software upgrades are deferred and recognized on a pro-rata basis over the coverage period.

        We offer sales incentive programs primarily to effect volume rebates and promotional and advertising allowances. These programs are only significant to one of our business units. The liability for these programs, and the resulting reduction to reported revenues, is determined primarily through trend analysis, historical experience and expectations regarding customer participation. Taxes assessed by governmental authorities that are directly imposed on a revenue-producing transaction between a seller and a customer are presented on a net basis (excluded from revenues) in our consolidated statements of operations.

        Certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, recognize revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We also recognize revenues for similar short-term contracts using the completed-contract method of accounting.

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

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. These costs are amortized over the economic life of the related products and we include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $53.0, $47.2 and $42.4 in 2011, 2010 and 2009, respectively.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense was $64.3, $62.4 and $60.1 for the years ended December 31, 2011, 2010 and 2009, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2011 and 2010 totaled $1.3 and $3.9, respectively, while there was no interest capitalized during 2009.

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

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$45.6	$45.9	$48.8
Acquisitions	1.2	1.1	0.2
Allowances provided	17.9	18.9	11.6
Write-offs, net of recoveries and credits issued	(22.2)	(20.3)	(14.7)

Balance at end of year	$42.5	$45.6	$45.9

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

	December 31,
	2011	2010
Employee benefits	$181.8	$189.1
Unearned revenue(1)	484.2	481.9
Warranty	46.6	38.9
Other(2)	269.4	275.1

Total	$982.0	$985.0

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

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$47.7	$49.2	$47.9
Acquisitions	7.7	1.7	3.6
Provisions	21.7	20.5	20.9
Usage	(20.4)	(23.7)	(23.2)

Balance at end of year	56.7	47.7	49.2
Less: Current portion of warranty	46.6	38.9	37.5

Non-current portion of warranty	$10.1	$8.8	$11.7

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

        In September 2009, the FASB issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor- specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term "selling price" replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        In June 2011, and amended in December 2011, the FASB issued guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income ("OCI"), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. Each method requires entities to display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for the first reporting period in fiscal years beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We retrospectively applied this guidance for all periods presented within this Form 10-K/A, with no material impact on our consolidated financial statements.

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

Acquisitions — 2011

        On August 24, 2011, in our Flow Technology reportable segment, we entered into an agreement to purchase Clyde Union, a global supplier of pump technologies that are utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provides for (i) an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

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

  •
  The above modifications were adjusted for the applicable income tax impact.

	Year Ended December 31,
	2011	2010
Revenues	$4,985.6	$4,517.3
Income from continuing operations attributable to SPX Corporation common shareholders	157.8	195.3
Net income attributable to SPX Corporation common shareholders	188.5	220.1
Income from continuing operations:
Basic	$3.12	$3.93
Diluted	$3.10	$3.88
Net income attributable to SPX Corporation common shareholders:
Basic	$3.73	$4.43
Diluted	$3.70	$4.37

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        On October 31, 2011, in our Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

        In March 2011, in our Flow Technology reportable segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of e&e and Murdoch were not material, individually or in the aggregate, to our results of operations.

Acquisitions — 2010

        In July 2010, in our Flow Technology reportable segment, we completed the acquisition of the Anhydro business ("Anhydro"), a global supplier of liquid concentration equipment, powder processing solutions, and dewatering plants and equipment, for a purchase price of $59.1, net of cash acquired of $10.9. Anhydro had revenues of approximately $71.0 in the twelve months prior to the date of acquisition.

        In April 2010, in Industrial Products and Services, we completed the acquisition of Torque Tension Systems Ltd. ("TTS"), a global supplier of hydraulic torque wrench and tensioner tool products, for a purchase price of $15.7, net of cash acquired of $2.4. TTS had revenues of approximately $9.0 in the twelve months prior to the date of acquisition.

        In February 2010, in our Flow Technology reportable segment, we completed the acquisition of Gerstenberg Schröder A/S ("Gerstenberg"), a designer, manufacturer, installer and servicer of processing systems and components serving the global food industry, for a purchase price of $30.9, net of cash acquired of $3.5 and including debt assumed of $3.9. Gerstenberg had revenues of approximately $57.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of Anhydro, TTS and Gerstenberg were not material, individually or in the aggregate, to our results of operations.

Acquisitions — 2009

        In December 2009, in the Thermal Equipment and Services reportable segment, our SPX Heat Transfer Inc. subsidiary completed the acquisition of substantially all the assets and certain liabilities of Yuba Heat Transfer, LLC ("Yuba"), a global supplier of heat transfer equipment utilized by nuclear, solar, geothermal, gas and coal power generation facilities, for a purchase price of $127.8, after adjusting for a working capital settlement during 2010 of $1.4. Yuba had revenues of approximately $129.0 in the twelve months prior to the date of acquisition. The pro forma effect of the acquisition was not material to our results of operations.

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

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in an estimated net gain of

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

approximately $450.0. As previously discussed, we have reported our Service Solutions business as a discontinued operation within this Amendment No. 1 on Form 10-K/A for all periods presented.

        For 2011, 2010 and 2009, income (loss) from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2011	2010	2009
Income (loss) from discontinued operations(1)	$47.5	$19.8	$(255.5)
Income tax (expense) benefit(1)	(16.8)	5.0	47.5

Income (loss) from discontinued operations, net(1)	$30.7	$24.8	$(208.0)

(1)
Amounts for 2009 included impairment charges of $188.7 associated with goodwill and certain intangible assets of the Service Solutions business, along with the related income tax benefit of $23.3.

        For 2011, 2010 and 2009, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2011	2010	2009
Revenues	$910.5	$778.8	$760.8
Pre-tax income (loss)(1)	50.5	20.5	(206.5)

(1)
Amount for 2009 included impairment charges of $188.7 associated with goodwill and certain intangible assets of the Service Solutions business.

        The major classes of assets and liabilities, excluding intercompany balances, of the business reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31, 2011	December 31, 2010
Assets:
Accounts receivable, net	$191.8	$194.7
Inventories	127.7	108.9
Other current assets	9.3	8.8
Property, plant and equipment, net	48.7	50.6
Goodwill and intangibles, net	283.9	257.2
Other assets	58.7	66.1

Assets of discontinued operations	$720.1	$686.3

Liabilities:
Accounts payable	$109.3	$105.2
Accrued expenses	109.4	95.1
Income taxes payable	1.5	—
Deferred and other income taxes	6.6	3.0
Other liabilities	7.6	6.8

Liabilities of discontinued operations	$234.4	$210.1

Other Dispositions

        On December 30, 2011, we completed the formation of a joint venture with Shanghai Electric Group Co., Ltd. The joint venture will supply dry cooling and moisture separator reheater products and services to the powers sector in China as well as other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

51.5 received on January 18, 2012, RMB 25.8 to be received by December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes (the "transaction"). In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture, for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was not received until January 13, 2012. We have determined that this transaction meets the deconsolidation criteria of ASC 810, "Consolidation," and, thus, recorded a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. The net gain associated with this transaction was recorded in the first quarter of 2012.

(5)   Information on Reportable Segments and Other Operating Segments

        We are a global provider of flow technology, thermal equipment and services and industrial products and services with operations in over 35 countries. We offer a diverse collection of products, such as pumps, valves, fluid handling equipment, metering and mixing solutions, cooling, heating and ventilation products, power transformers, and TV and radio broadcast antennas. Our products are used by a broad array of customers in various industries, including food and beverage processing, power generation, chemical processing, pharmaceuticals, infrastructure, mineral processing, petrochemical, telecommunications and transportation.

        On May 2, 2012, we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. Beginning with that quarterly report, we classified our Service Solutions business (a business previously reported within the Test and Measurement reportable segment) as a discontinued operation (see Note 4 for additional discussion). As a result, we changed our segment reporting structure. A summary of the revised segment reporting structure implemented during the quarter ended March 31, 2012 is as follows:

  •
  Similar to the past, we aggregated certain of our operating segments into Flow Technology and Thermal Equipment and Services, our two remaining reportable segments.

  •
  The remaining two businesses that had been reported within the Test and Measurement reportable segment are no longer reported as a separate reportable segment, as the operating results of these two businesses had not been, and were not expected to be, material to our consolidated financial statements.

  •
  These two businesses, along with our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, were combined within our "All Other" category Industrial Products and Services. This is not considered a reportable segment.

        For all periods presented, this Amendment No. 1 on Form 10-K/A reflects the changes that were made to our segment reporting structure during the quarter ended March 31, 2012.

        The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pensions and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

        Revenues by reportable segment and our other operating segments and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among reportable segments and our other operating segments are not significant. Identifiable assets by reportable segment and for the other operating segments are those used in the respective operations of each. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets, and our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries ("EGS") joint venture. See Note 9 to the consolidated financial statements for financial information relating to EGS.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

Flow Technology Reportable Segment

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

Thermal Equipment and Services Reportable Segment

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

Industrial Products and Services

        Industrial Products and Services comprises operating segments that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, crystal growing machines for the solar power generation market, television, radio and cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. These operating segments continue to focus on global expansion opportunities.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Financial data for our reportable segments and other operating segments, including the results of acquisitions from the dates of the respective acquisitions, for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Revenues:
Flow Technology reportable segment	$2,042.0	$1,662.2	$1,634.1
Thermal Equipment and Services reportable segment	1,644.2	1,602.1	1,595.5
Industrial Products and Services	865.2	849.6	945.5

Total	$4,551.4	$4,113.9	$4,175.1

Income:
Flow Technology reportable segment	$268.4	$215.6	$210.9
Thermal Equipment and Services reportable segment	141.9	193.7	171.8
Industrial Products and Services	109.7	124.1	198.2

Total income for reportable and other operating segments	520.0	533.4	580.9
Corporate expense	105.9	98.4	87.1
Pension and postretirement expense	35.4	52.2	37.2
Stock-based compensation expense	39.2	29.9	26.5
Special charges, net	25.3	30.7	49.5
Impairment of goodwill and other intangible assets	28.3	1.7	6.1

Consolidated operating income	$285.9	$320.5	$374.5

Capital expenditures:
Flow Technology reportable segment	$59.6	$23.2	$17.6
Thermal Equipment and Services reportable segment	12.4	13.1	22.0
Industrial Products and Services	60.1	14.4	11.8
General corporate	15.1	20.3	35.0

Total	$147.2	$71.0	$86.4

Depreciation and amortization:
Flow Technology reportable segment	$41.1	$36.5	$34.0
Thermal Equipment and Services reportable segment	24.0	24.2	21.0
Industrial Products and Services	15.7	15.4	14.7
General corporate	7.0	5.8	5.6

Total	$87.8	$81.9	$75.3

Identifiable assets:
Flow Technology reportable segment	$3,359.9	$2,098.0	$1,988.3
Thermal Equipment and Services reportable segment	1,825.2	1,809.1	1,789.5
Industrial Products and Services	781.1	670.7	714.0
General corporate	705.5	729.2	576.0
Discontinued operations	720.1	686.3	657.2

Total	$7,391.8	$5,993.3	$5,725.0

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

Geographic Areas:	2011	2010	2009
Revenues:(1)
United States	$2,237.7	$2,024.1	$2,102.3
Germany	387.6	413.4	587.6
China	277.5	362.9	272.3
South Africa	281.4	241.5	138.1
United Kingdom	239.7	219.1	229.5
Other	1,127.5	852.9	845.3

	$4,551.4	$4,113.9	$4,175.1

Tangible Long-Lived Assets:
United States	$1,075.1	$854.8	$687.9
Other	284.0	239.2	204.7

Long-lived assets of continuing operations	1,359.1	1,094.0	892.6
Long-lived assets of discontinued operations	107.4	116.7	96.5

Total tangible long-lived assets	$1,466.5	$1,210.7	$989.1

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows to achieve our goals of increased outsourcing, reduced structural footprint and maintaining profitability in a difficult economic environment. As a result of our strategic review process, we recorded net special charges of $25.3 in 2011, $30.7 in 2010 and $49.5 in 2009. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Special charges for the years ended December 31, 2011, 2010 and 2009 are described in more detail below and in the applicable sections that follow.

	2011	2010	2009
Employee termination costs	$11.5	$18.4	$29.1
Facility consolidation costs	5.5	4.0	5.6
Other cash costs	0.1	1.5	5.5
Non-cash asset write-downs	8.2	6.8	9.3

Total	$25.3	$30.7	$49.5

2011 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$6.4	$4.1	$—	$—	$10.5
Thermal Equipment and Services reportable segment	2.2	0.7	—	—	2.9
Industrial Products and Services	2.6	—	—	1.7	4.3
Corporate	0.3	0.7	0.1	6.5	7.6

Total	$11.5	$5.5	$0.1	$8.2	$25.3

        Flow Technology reportable segment — Charges for 2011 related primarily to headcount reductions at facilities in Germany and China, lease exit costs for facilities in Denmark, France and New Zealand, the continued integration of the Anhydro and Gerstenberg acquisitions, the reorganization of the segment's systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010. These activities resulted in the termination of 133 employees.

        Thermal Equipment and Services reportable segment — Charges for 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy and lease exit costs associated with two facilities in Germany. These activities resulted in the termination of 58 employees.

        Industrial Products and Services — Charges for 2011 related primarily to costs associated with headcount reductions at facilities in Raymond, ME and Franklin, TN, and asset impairment charges of $1.7. These activities resulted in the termination of 112 employees.

        Corporate — Charges for 2011 related primarily to our legal entity reduction initiative and asset impairment charges of $6.5 associated with our decision to postpone the construction of a manufacturing facility in Shanghai, China.

        As it relates to plans approved as of December 31, 2011, expected charges still to be incurred are approximately $1.0.

2010 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$6.1	$3.0	$0.5	$2.1	$11.7
Thermal Equipment and Services reportable segment	11.9	—	0.3	4.0	16.2
Industrial Products and Services	0.4	0.1	—	—	0.5
Corporate	—	0.9	0.7	0.7	2.3

Total	$18.4	$4.0	$1.5	$6.8	$30.7

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Flow Technology reportable segment — Charges for 2010 related primarily to headcount reduction costs at various facilities in Europe, lease exit costs for one facility in Australia and two facilities in New Zealand, additional costs associated with restructuring activities initiated in 2009, and asset impairment charges associated with an idle facility in Lake Mills, WI ($2.1 for 2010), as well as costs associated with the segment's regional reorganization, the movement of certain functions to the new European shared service center in Manchester, United Kingdom, and integration activities related to the Anhydro and Gerstenberg acquisitions. These activities resulted in the termination of 152 employees.

        Thermal Equipment and Services reportable segment — Charges for 2010 related primarily to costs associated with headcount reductions at facilities in Leipzig, Germany; Ratingen, Germany; Rothemuhle, Germany; Michigan City, IN; and Tulsa, OK. Additionally, charges for 2010 included asset impairment charges of $4.0. These activities resulted in the termination of 269 employees.

        Industrial Products and Services — Charges for 2010 related primarily to costs associated with headcount reductions at facilities in White Deer, PA and Rochester, NY. These activities resulted in the termination of 81 employees.

        Corporate — Charges for 2010 related primarily to asset impairment and facility exit charges of $1.1 and costs related to our legal entity reduction initiative.

2009 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$16.1	$4.1	$2.7	$1.8	$24.7
Thermal Equipment and Services reportable segment	8.7	—	(0.3)	5.5	13.9
Industrial Products and Services	3.7	—	0.1	0.1	3.9
Corporate	0.6	1.5	3.0	1.9	7.0

Total	$29.1	$5.6	$5.5	$9.3	$49.5

        Flow Technology reportable segment — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Orebro, Sweden; Mexico City, Mexico; Rochester, NY; Buffalo, NY; and Houston, TX, as well as additional integration costs (primarily headcount reductions) associated with the December 31, 2007 acquisition of APV. These activities resulted in the termination of 636 employees.

        Thermal Equipment and Services reportable segment — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Ratingen, Germany; Gallarate, Italy; Guangzhou, China; Worcester, UK; Overland Park, KS; Michigan City, IN; and Eden, NC. These activities resulted in the termination of 294 employees. In addition, the segment recorded impairment charges of $5.2 for assets at two facilities whose carrying amounts exceeded the expected future undiscounted cash flows.

        Industrial Products and Services — Charges for 2009 related primarily to costs associated with headcount reductions at facilities in Rockford, IL; Raymond, ME; Bridgton, ME; Rochester, NY; and Waukesha, WI. These activities resulted in the termination of 355 employees.

        Corporate — Charges for 2009 related primarily to our legal entity reduction initiative, the closure of our information technology data center in Horsham, PA, and asset impairment and other charges related to the exit of facilities in Newtown, CT; Allen Park, MI; and Owatonna, MN.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The following is an analysis of our restructuring and integration liabilities for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Balance at beginning of year	$17.6	$19.5	$30.1
Special charges — cash(1)	17.1	23.9	40.8
Utilization — cash	(23.4)	(19.9)	(50.2)
Currency translation adjustment and other	(0.3)	(5.9)	(1.2)

Ending balance	$11.0	$17.6	$19.5

(1)
The years ended December 31, 2011, 2010 and 2009 exclude $8.2, $6.8 and $8.7, respectively, of non-cash special charges that impact special charges but not the restructuring and integration related liabilities.

(7)   Inventories

        Inventories at December 31, 2011 and 2010 comprise the following:

	December 31,
	2011	2010
Finished goods	$163.9	$125.1
Work in process	179.5	104.4
Raw materials and purchased parts	271.5	248.3

Total FIFO cost	614.9	477.8
Excess of FIFO cost over LIFO inventory value	(23.0)	(22.4)

Total inventories	$591.9	$455.4

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 15% and 14% of total inventory at December 31, 2011 and 2010, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $3.7 and $5.9 at December 31, 2011 and 2010, respectively. During 2011 and 2010, inventory reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which increased operating income by approximately $1.2 and $4.0 during the years ended December 31, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments, were as follows:

	December 31, 2009	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other(2)	December 31, 2010	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2011
Flow Technology reportable segment
Gross Goodwill	$652.2	$53.8	$—	$(3.3)	$702.7	$324.8	$—	$(7.6)	$1,019.9
Accumulated Impairments	—	—	—	—	—	—	—	—	—

Goodwill	652.2	53.8	—	(3.3)	702.7	324.8	—	(7.6)	1,019.9

Thermal Equipment and Services reportable segment
Gross Goodwill	622.6	—	—	(20.0)	602.6	—	—	(4.8)	597.8
Accumulated Impairments	(114.1)	—	—	—	(114.1)	—	(20.8)	—	(134.9)

Goodwill	508.5	—	—	(20.0)	488.5	—	(20.8)	(4.8)	462.9

Industrial Products and Services
Gross Goodwill	470.1	7.3	—	(25.9)	451.5	—	—	(0.9)	450.6
Accumulated Impairments	(185.8)	—	—	26.0	(159.8)	—	—	0.1	(159.7)

Goodwill	284.3	7.3	—	0.1	291.7	—	—	(0.8)	290.9

Total
Gross Goodwill	1,744.9	61.1	—	(49.2)	1,756.8	324.8	—	(13.3)	2,068.3
Accumulated Impairments	(299.9)	—	—	26.0	(273.9)	—	(20.8)	0.1	(294.6)

Goodwill	$1,445.0	$61.1	$—	$(23.2)	$1,482.9	$324.8	$(20.8)	$(13.2)	$1,773.7

(1)
Impairment charges totaled $20.8 during the year ended December 31, 2011 related to our SPX Heat Transfer Inc. reporting unit.

(2)
Includes adjustments resulting from recent acquisitions not consummated during the year ended December 31, 2011 and 2010 of $(3.8) and $(5.8), respectively, and changes from foreign currency translation adjustments for the year ended December 31, 2011 and 2010 of $(9.4) and $(17.4), respectively.

        Identifiable intangible assets comprised the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives(1):
Patents	$8.5	$(7.6)	$0.9	$13.9	$(12.6)	$1.3
Technology	182.2	(30.5)	151.7	115.4	(22.9)	92.5
Customer relationships	400.4	(44.7)	355.7	165.2	(33.3)	131.9
Other:	38.7	(11.0)	27.7	27.8	(9.1)	18.7

	629.8	(93.8)	536.0	322.3	(77.9)	244.4
Trademarks with indefinite lives(2):	436.4	—	436.4	369.6	—	369.6

Total	$1,066.2	$(93.8)	$972.4	$691.9	$(77.9)	$614.0

(1)
The identifiable intangible assets associated with the Clyde Union acquisition consist of trademarks, customer lists, customer relationships and technology of $76.8, $14.7, $234.3 and $59.6, respectively, with such amounts based on a preliminary assessment of the related fair values.

(2)
Balance reflects impairment charges recorded during 2011 associated with businesses within our Thermal Equipment and Services reportable segment and Industrial Products and Services of $7.5 and $0.8, respectively, and an impairment charge associated with a business within our Thermal Equipment and Services reportable segment of $1.7 in 2010.

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Amortization expense was $23.3, $20.7 and $14.3 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense related to these intangible assets is $46.1 in 2012, $37.4 in 2013, $33.6 in 2014, $32.7 in 2015, and $31.8 in 2016.

        At December 31, 2011, the net carrying value of intangible assets with determinable lives consisted of $467.2 in the Flow Technology reportable segment, $57.9 in the Thermal Equipment and Services reportable segment, and $10.9 in Industrial Products and Services. Trademarks with indefinite lives consisted of $282.3 in the Flow Technology reportable segment, $130.2 in the Thermal Equipment and Services reportable segment, and $23.9 in Industrial Products and Services.

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

        During 2009, businesses within our Thermal Equipment and Services reportable segment recorded impairment charges related to other intangible assets of $6.1.

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

Estimated benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2012	$82.2	$12.4
2013	83.6	13.0
2014	81.9	13.4
2015	142.1	14.0
2016	82.3	14.2
Subsequent five years	414.1	79.6

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

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,148.3	$1,091.7	$254.5	$267.8
Service cost	9.9	9.3	2.5	2.2
Interest cost	57.4	61.1	14.0	14.0
Employee contributions	—	—	0.2	0.1
Actuarial losses (gains)	53.0	63.9	9.6	(13.0)
Curtailment gain	(0.1)	—	(0.1)	—
Acquisitions	1.0	—	16.1	—
Plan amendments	—	—	—	0.1
Benefits paid	(76.0)	(77.7)	(13.7)	(11.8)
Foreign exchange and other	—	—	(2.7)	(4.9)

Projected benefit obligation — end of year	$1,193.5	$1,148.3	$280.4	$254.5

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets — beginning of year	$867.5	$713.3	$227.8	$207.0
Return on plan assets	71.8	107.6	12.0	22.9
Benefits paid	(76.0)	(77.7)	(13.7)	(11.8)
Contributions (employer and employee)	4.2	124.3	10.9	12.7
Acquisitions	0.7	—	11.8	—
Foreign exchange and other	—	—	(1.8)	(3.0)

Fair value of plan assets — end of year	$868.2	$867.5	$247.0	$227.8

Funded status at year-end	$(325.3)	$(280.8)	$(33.4)	$(26.7)
Amounts recognized in the balance sheet consist of:
Other assets	$—	$—	$23.7	$22.3
Accrued expenses	(6.4)	(4.2)	(2.3)	(2.2)
Other long-term liabilities	(318.9)	(276.6)	(54.8)	(46.8)

Net amount recognized	$(325.3)	$(280.8)	$(33.4)	$(26.7)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$616.4	$593.3	$51.3	$39.8
Net prior service costs (credits)	(0.7)	(1.6)	0.1	—

Total accumulated comprehensive loss (pre-tax)	$615.7	$591.7	$51.4	$39.8

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2011 and 2010:

	Domestic Pension Plans		Foreign Pension Plans
	2011	2010	2011	2010
Projected benefit obligation	$1,193.5	$1,148.3	$112.3	$93.9
Accumulated benefit obligation	1,176.7	1,130.0	111.0	92.9
Fair value of plan assets	868.2	867.5	55.3	45.3

        The accumulated benefit obligation for all domestic and foreign pension plans was $1,176.7 and $275.3, respectively, at December 31, 2011 and $1,130.0 and $251.5, respectively, at December 31, 2010.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year Ended December 31,
	2011	2010	2009
Service cost	$9.9	$9.3	$8.0
Interest cost	57.4	61.1	66.2
Expected return on plan assets	(65.6)	(68.4)	(74.2)
Amortization of unrecognized losses	23.2	36.4	22.0
Amortization of unrecognized prior service credits	(0.9)	(0.9)	(0.8)
Curtailment/settlement loss	—	—	0.3

Total net periodic pension benefit expense	24.0	37.5	21.5
Less: Net periodic pension expense of discontinued operations	—	—	(0.3)

Net periodic pension benefit expense of continuing operations	$24.0	$37.5	$21.2

Foreign Pension Plans

	Year Ended December 31,
	2011	2010	2009
Service cost	$2.8	$2.3	$2.5
Interest cost	14.2	14.1	13.9
Expected return on plan assets	(16.2)	(14.3)	(13.2)
Amortization of unrecognized losses	0.9	1.7	2.1
Amortization of unrecognized prior service credits	—	—	(0.1)
Curtailment gain	(0.1)	—	—

Total net periodic pension benefit expense	1.6	3.8	5.2
Less: Net periodic pension benefit expense of discontinued operations	(0.7)	(0.3)	(0.9)

Net periodic pension benefit expense of continuing operations	$0.9	$3.5	$4.3

        Other changes in plan assets and benefit obligations recognized in other comprehensive loss in 2011 were as follows:

	Domestic plans	Foreign plans
Current year actuarial loss	$46.3	$13.2
Amortization of actuarial loss	(23.2)	(0.9)
Amortization of prior service credits	0.9	—
Curtailment gain	0.1	0.1
Foreign exchange and other	—	(0.8)

	$24.1	$11.6

        The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2012 are as follows:

	Domestic plans	Foreign plans
Net actuarial loss	$24.6	$1.4
Net prior service credits	(0.4)	—

	$24.2	$1.4

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

        Under the Plan, we contributed 0.271, 0.269 and 0.347 shares of our common stock to employee accounts in 2011, 2010 and 2009, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $14.8 in 2011, $13.9 in 2010 and $14.6 in 2009 as compensation expense related to the matching contribution.

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

(11)   Income Taxes

        Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Income from continuing operations:
United States	$8.0	$71.2	$253.6
Foreign	161.2	152.5	44.3

	$169.2	$223.7	$297.9

Provision for (benefit from) income taxes:
Current:
United States	$20.7	$(33.1)	$57.3
Foreign	29.3	17.2	13.7

Total current	50.0	(15.9)	71.0

Deferred and other:
United States	(43.1)	65.6	4.1
Foreign	7.4	(4.0)	(1.4)

Total deferred and other	(35.7)	61.6	2.7

Total provision	$14.3	$45.7	$73.7

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.3	2.0	1.7
U.S. credits and exemptions	(8.7)	(0.6)	(1.5)
Foreign earnings taxed at lower rates	(5.3)	(10.8)	(10.5)
Audit settlements with taxing authorities	(0.4)	(0.6)	(0.9)
Adjustments to uncertain tax positions	1.5	(3.6)	1.4
Changes in valuation allowance	(18.4)	(5.3)	2.0
Benefit for loss on investment in foreign subsidiary	—	—	(1.5)
Law change regarding deductibility of Medicare Part D expenses	—	2.8	—
Tax on repatriation of foreign earnings	4.1	1.6	—
Other	(0.6)	(0.1)	(1.0)

	8.5%	20.4%	24.7%

        Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2011	2010
Deferred tax assets:
Working capital accruals	$37.8	$39.7
Legal, environmental and self-insurance accruals	45.6	40.6
Pension, other postretirement and postemployment benefits	169.9	151.2
NOL and credit carryforwards	242.5	206.3
Payroll and compensation	46.1	48.6
Other	71.0	80.1

Total deferred tax assets	612.9	566.5
Valuation allowance	(124.5)	(162.7)

Net deferred tax assets	488.4	403.8

Deferred tax liabilities:
Accelerated depreciation	36.1	25.5
Basis difference in affiliates	40.5	38.6
Intangible assets recorded in acquisitions	344.5	213.9
Other	58.9	60.2

Total deferred tax liabilities	480.0	338.2

	$8.4	$65.6

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

        At December 31, 2011, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $561.6 and tax losses of various foreign jurisdictions of approximately $678.8, $638.5 of which is reported in continuing

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

operations. We also had U.S. foreign tax and general business credit carryforwards of $29.1 and $12.7, respectively. Of these amounts, approximately $6.9 expire in 2012 and $728.7 expire at various times between 2012 and 2031. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration in the appropriate tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards will expire unused and, accordingly, have established a valuation allowance against the deferred tax assets associated with these carryforwards. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $38.2 and $37.9 in 2011 and 2010, respectively. Of the decrease in 2011, $31.2 was recognized as a reduction in tax expense from continuing operations and $7.7 was an increase to tax expense from discontinued operations. Of the decrease in 2010, $11.7 was recognized as a reduction in tax expense from continuing operations and $9.8 as a tax benefit from discontinued operations.

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

        In 2009, the statute of limitations expired for various state income tax returns. As a result of these expirations, we recognized tax benefits of $18.0 during 2009, with approximately $7.9 recorded to continuing operations and the remainder of $10.1 recorded to discontinued operations. In addition, the effective tax rate for the year ended December 31, 2009 was impacted favorably by a tax benefit of $4.9 associated with a loss on an investment in a foreign subsidiary.

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

Operating Leases

        The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2012	$39.6
2013	30.0
2014	23.3
2015	15.1
2016	12.0
Thereafter	42.6

Total minimum payments	$162.6

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

        Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $47.1 in 2011, $48.8 in 2010 and $50.0 in 2009.

Capital Leases

        Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2012	$6.9
2013	6.4
2014	3.7
2015	3.2
2016	3.2
Thereafter	9.8

Total minimum payments	33.2
Less: interest	(7.2)

Capital lease obligation	26.0
Less: current maturities	(4.2)

Long-term portion	21.8

        Assets held through capital lease agreements at December 31, 2011:

Machinery and equipment	$9.4
Buildings	23.9
Other	3.7

Total	37.0
Less: accumulated depreciation	(9.7)

Net book value	$27.3

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

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $558.3 (including $495.6 for risk management matters) and $436.2 (including $366.1 for risk management matters) at December 31, 2011 and 2010, respectively. Of these amounts, $491.8 and $368.0 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2011 and 2010, respectively, with the remainder included in "Accrued expenses." It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flow.

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

Litigation Matters

        We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. As of December 31, 2010, our share of the aggregate contract value on open consortium arrangements was $381.4 (of which approximately 45% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $948.7. At December 31, 2011 and 2010, we recorded liabilities of $1.9 and $3.2, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(15)   Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$154.9	$178.0	$224.2
Less: Net income (loss) attributable to noncontrolling interests	5.0	(2.8)	1.8

Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$149.9	$180.8	$222.4

Income (loss) from discontinued operations	$30.7	$24.8	$(208.0)
Less: Net loss attributable to noncontrolling interest	—	—	(17.3)

Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$30.7	$24.8	$(190.7)

Denominator:
Weighted-average number of common shares used in basic earnings per share	50.499	49.718	49.363
Dilutive Securities — Employee stock options and restricted stock units	0.447	0.629	0.434

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	50.946	50.347	49.797

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

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2011, 2010 and 2009. Compensation expense for the restricted stock and restricted stock units totaled $39.2, $29.9, and $26.5 for the years ended December 31, 2011, 2010 and 2009, respectively, with the related tax benefit being $14.7, $11.1, and $10.0 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        As of December 31, 2011, there was $18.1 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $5.2 and $12.8 at December 31, 2011 and December 31, 2010, respectively, and were recorded in "Assets of discontinued operations" within our consolidated balance sheets.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2011 and December 31, 2010, these assets had a fair value of $7.8 and $8.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model, and were recorded in "Assets of discontinued operations" within our consolidated balance sheets.

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.2	$—
Current assets — Investment in equity securities and available-for-sale securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives, and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$4.1	$—
Current assets — Investment in equity securities and available-for-sale securities	12.8	—	8.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	6.1	—
Long-term liabilities — FX embedded derivatives	—	33.2	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010, including net unrealized losses included in earnings.

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$—
Purchases	9.8
Losses included in income from discontinued operations	(1.3)

Balance at December 31, 2010	8.5
Losses included in income from discontinued operations	(0.7)

Balance at December 31, 2011	$7.8

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

        During 2010, we recorded impairment charges of $6.8, to "Special charges, net" related to assets to be disposed of in connection with certain restructuring initiatives (see Note 6). The fair values of these assets ($4.7) were based on the estimated selling prices. We determined the estimated selling prices by obtaining information in the specific markets being evaluated, including comparable sales of similar assets and assumptions about demand in the market for these assets (unobservable inputs — Level 3).

        In connection with our annual goodwill impairment testing during the fourth quarter of 2009, we determined that the fair value of our Service Solutions reporting unit was less than the carrying value of its net assets. The fair value of the reporting unit was based upon weighting of the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to the historical and projected operating results of the reporting unit (unobservable inputs — Level 3). We estimated the implied fair value of Service Solutions' goodwill, which resulted in an impairment charge related to such goodwill of $187.7. In addition, in 2009 we recorded an impairment charge of $1.0 related to other intangible assets of Service Solutions. The fair value of these intangible assets was determined based on a projection of cash flows for the assets discounted at a rate of return that reflected the relative risk of the cash flows (unobservable input — Level 3). The aggregate impairment charge of $188.7 was recorded to "Income (loss) from discontinued operations, net of tax" in the accompanying consolidated statement of operations for the year ended December 31, 2009.

        In connection with our annual impairment testing of indefinite-lived intangible assets during the fourth quarter of 2009, we determined that trademarks held by a business within our Thermal Equipment and Services reportable segment were impaired and, thus, we recorded an impairment charge of $6.1 during 2009. The fair value was determined by applying an estimated royalty rate to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

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

Notes to Consolidated Financial Statements
December 31, 2011
(in millions, except per share data)

(17)   Quarterly Results (Unaudited)

	First(3)		Second		Third		Fourth(3)
	2011	2010	2011	2010	2011	2010	2011	2010
Operating revenues	$984.9	$913.4	$1,136.8	$989.9	$1,166.0	$1,094.7	$1,263.7	$1,115.9
Gross profit	292.8	270.8	314.4	301.1	323.6	327.7	347.0	334.7
Income from continuing operations(1)	20.7	14.0	25.0	64.6	50.8	35.0	58.4	64.4
Income (loss) from discontinued operations, net of tax(1)(2)	4.1	7.3	10.0	13.4	11.5	4.7	5.1	(0.6)

Net income	24.8	21.3	35.0	78.0	62.3	39.7	63.5	63.8
Less: Net income (loss) attributable to noncontrolling interests	1.7	(0.8)	0.7	(0.8)	1.6	0.3	1.0	(1.5)

Net income attributable to SPX Corporation common shareholders	$23.1	$22.1	$34.3	$78.8	$60.7	$39.4	$62.5	$65.3

Basic earnings (loss) per share of common stock:
Continuing operations	$0.38	$0.30	$0.48	$1.32	$0.97	$0.70	$1.14	$1.32
Discontinued operations, net of tax	0.08	0.15	0.20	0.27	0.23	0.09	0.10	(0.01)

Net income	$0.46	$0.45	$0.68	$1.59	$1.20	$0.79	$1.24	$1.31

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.37	$0.29	$0.47	$1.30	$0.97	$0.69	$1.13	$1.30
Discontinued operations, net of tax	0.08	0.15	0.20	0.27	0.23	0.09	0.10	(0.01)

Net income	$0.45	$0.44	$0.67	$1.57	$1.20	$0.78	$1.23	$1.29

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
The first, second, third and fourth quarters of 2011 included charges of $2.4, $ 4.3, $7.2, and $11.4, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2010 included charges of $4.1, $3.9, $7.5 and $15.2, respectively, associated with restructuring initiatives. See Note 6 for additional information.

The first, second, third and fourth quarters of 2011 included income (expense) for foreign currency transactions and our FX forward contracts and FX embedded derivatives of $(2.2), $(3.5), $(30.9) and $(4.8), respectively, while the related amounts for the four quarters of 2010 were $(12.8), $(2.9), $(6.9) and $(4.9), respectively. The third and fourth quarter 2011 amounts include charges of $30.6 and $4.0, respectively, associated with FX forward contracts which were entered into in order to hedge the purchase price of the Clyde Union acquisition, which was paid in GBP.

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

During the first quarter of 2011, we recorded an insurance recovery of $6.3 within Industrial Products and Services related to a product liability matter.

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

  During the fourth quarter of 2011, we recorded net charges of $10.7 within our Thermal Equipment and Services reportable segment associated with changes in cost estimates for certain contracts in South Africa.

  Incentive compensation expense for the fourth quarter of 2011 was $13.3 lower than the related figure for the fourth quarter of 2010.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K/A.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 (July 16, 2012 as to the effects of presenting comprehensive income (loss) as described in Note 3 to the consolidated financial statements, reporting the Service Solutions business as a discontinued operation as described in Note 4 to the consolidated financial statements, and changing the composition of reportable segments as described in Note 5 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in its method of presenting comprehensive income (loss) due to the adoption of a new accounting standard.

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

(b)
Executive Officers of the company (ages as of February 24, 2012).

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

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K/A:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 47 of this Form 10-K/A.

    2.
    Financial Statement Schedules. None required. See page 47 of this Form 10-K/A.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2012.

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
**10.61	—	Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011.

Item No.		Description
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 50 of this Form 10-K/A.
**21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte &Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
**24.1	—	Power of Attorney.
31.1	—	Rule 13a-14(a) Certifications.
32.1	—	Section 1350 Certifications.
99.1	—	Report of Independent Registered Public Accounting Firm — KPMG LLP
101.1	—
SPX Corporation Financial information from its Form 10-K/A for the fiscal year ended December 31, 2011, formatted in XBRL, including: (i) Consolidated Statements of Operation for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Balance Sheets at December 31, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements.

*
Denotes management contract or compensatory plan or arrangement.

**
Denotes Exhibits that were previously filed with the Securities and Exchange Commission as part of our 2011 Annual Report on Form 10-K.