Form 10-Q
period 2012-06-30
SPX CORP
filed 2012-08-01
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common shares outstanding July 27, 2012 50,730,264

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Revenues	$1,260.3	$1,136.8	$2,425.5	$2,121.7
Costs and expenses:
Cost of products sold	923.0	822.4	1,786.8	1,514.5
Selling, general and administrative	249.5	231.9	523.0	474.3
Intangible amortization	9.4	5.7	18.1	11.3
Impairment of goodwill and other intangible assets	—	24.7	—	24.7
Special charges, net	8.4	4.2	10.8	6.6
Operating income	70.0	47.9	86.8	90.3

Other income (expense), net	(2.8)	(0.9)	19.0	2.1
Interest expense	(27.9)	(23.7)	(56.4)	(47.7)
Interest income	1.6	1.4	2.9	2.7
Equity earnings in joint ventures	6.9	5.0	16.4	13.8
Income from continuing operations before income taxes	47.8	29.7	68.7	61.2

Income tax provision	(9.3)	(4.7)	(22.3)	(15.5)
Income from continuing operations	38.5	25.0	46.4	45.7

Income from discontinued operations, net of tax	10.3	7.3	15.5	13.3
Gain (loss) on disposition of discontinued operations, net of tax	(0.6)	2.7	(0.9)	0.8
Income from discontinued operations, net of tax	9.7	10.0	14.6	14.1

Net income	48.2	35.0	61.0	59.8
Net income attributable to noncontrolling interests	0.8	0.7	0.1	2.4
Net income attributable to SPX Corporation common shareholders	$47.4	$34.3	$60.9	$57.4

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$37.7	$24.3	$46.3	$43.3
Income from discontinued operations, net of tax	9.7	10.0	14.6	14.1
Net income	$47.4	$34.3	$60.9	$57.4

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.75	$0.48	$0.92	$0.86
Income from discontinued operations attributable to SPX Corporation common shareholders	0.20	0.20	0.29	0.28
Net income per share attributable to SPX Corporation common shareholders	$0.95	$0.68	$1.21	$1.14

Weighted-average number of common shares outstanding — basic	49.954	50.554	50.283	50.410

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.74	$0.47	$0.90	$0.85
Income from discontinued operations attributable to SPX Corporation common shareholders	0.19	0.20	0.29	0.27
Net income per share attributable to SPX Corporation common shareholders	$0.93	$0.67	$1.19	$1.12

Weighted-average number of common shares outstanding — diluted	50.909	51.365	51.184	51.158

Comprehensive income (loss)	$(82.7)	$69.5	$(4.7)	$183.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$327.5	$551.0
Accounts receivable, net	1,305.1	1,224.5
Inventories	613.1	591.9
Other current assets	161.5	132.7
Deferred income taxes	91.7	66.4
Assets of discontinued operations	734.4	720.1
Total current assets	3,233.3	3,286.6
Property, plant and equipment:
Land	44.6	48.4
Buildings and leasehold improvements	316.3	302.9
Machinery and equipment	785.9	775.0
	1,146.8	1,126.3
Accumulated depreciation	(502.5)	(476.3)
Property, plant and equipment, net	644.3	650.0
Goodwill	1,776.4	1,773.7
Intangibles, net	950.8	972.4
Other assets	739.1	709.1
TOTAL ASSETS	$7,343.9	$7,391.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$535.1	$643.4
Accrued expenses	1,005.8	982.0
Income taxes payable	29.2	26.7
Short-term debt	237.4	71.3
Current maturities of long-term debt	331.6	4.2
Liabilities of discontinued operations	205.0	234.4
Total current liabilities	2,344.1	1,962.0

Long-term debt	1,594.5	1,925.6
Deferred and other income taxes	144.7	131.1
Other long-term liabilities	1,085.3	1,135.8
Total long-term liabilities	2,824.5	3,192.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,279,410 and 50,703,300 issued and outstanding at June 30, 2012, respectively, and 98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively)	997.2	993.6
Paid-in capital	1,539.7	1,502.2
Retained earnings	2,523.7	2,488.3
Accumulated other comprehensive loss	(312.2)	(246.5)
Common stock in treasury (48,576,110 and 47,629,187 shares at June 30, 2012 and December 31, 2011, respectively)	(2,583.2)	(2,510.3)
Total SPX Corporation shareholders’ equity	2,165.2	2,227.3
Noncontrolling interests	10.1	10.0
Total equity	2,175.3	2,237.3
TOTAL LIABILITIES AND EQUITY	$7,343.9	$7,391.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 30,	July 2,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$61.0	$59.8
Less: Income from discontinued operations, net of tax	14.6	14.1
Income from continuing operations	46.4	45.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	10.8	6.6
Impairment of goodwill and other intangible assets	—	24.7
Gain on sale of a business	(20.5)	—
Deferred and other income taxes	0.1	(5.0)
Depreciation and amortization	57.1	42.2
Pension and other employee benefits	28.7	29.5
Stock-based compensation	28.3	25.7
Other, net	6.0	3.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(174.9)	(45.1)
Inventories	(7.8)	(65.0)
Accounts payable, accrued expenses and other	(154.1)	(28.7)
Cash spending on restructuring actions	(11.7)	(13.2)
Net cash from (used in) continuing operations	(191.6)	20.6
Net cash used in discontinued operations	(29.5)	(10.1)
Net cash from (used in) operating activities	(221.1)	10.5
Cash flows used in investing activities:
Proceeds from asset sales and other	8.7	0.2
(Increase) decrease in restricted cash	1.8	(2.8)
Business acquisitions, net of cash acquired	(30.5)	(7.4)
Capital expenditures	(37.1)	(44.4)
Net cash used in continuing operations	(57.1)	(54.4)
Net cash used in discontinued operations	(2.0)	(48.1)
Net cash used in investing activities	(59.1)	(102.5)
Cash flows from financing activities:
Borrowings under senior credit facilities	586.0	375.0
Repayments under senior credit facilities	(467.9)	(340.0)
Repayments under senior notes	—	(49.5)
Borrowings under trade receivables agreement	98.0	86.0
Repayments under trade receivables agreement	(59.3)	(29.0)
Net borrowings under other financing arrangements	3.9	5.8
Purchases of common stock	(75.0)	—
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	4.6	(0.9)
Financing fees paid	(0.2)	(11.2)
Dividends paid (includes noncontrolling interest distributions for the six months ended July 2, 2011 of $2.9)	(25.3)	(28.1)
Net cash from continuing operations	64.8	8.1
Net cash from discontinued operations	—	—
Net cash from financing activities	64.8	8.1
Change in cash and equivalents due to changes in foreign currency exchange rates	(8.1)	23.6
Net change in cash and equivalents	(223.5)	(60.3)
Consolidated cash and equivalents, beginning of period	551.0	455.4
Consolidated cash and equivalents, end of period	$327.5	$395.1

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

Our significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and its revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $126.6 and $7.2 and $114.3 and $4.8 for the three months ended June 30, 2012 and July 2, 2011, respectively. For the six months ended June 30, 2012 and July 2, 2011, EGS’s revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $259.7 and $16.5 and $233.3 and $13.3, respectively. Our equity earnings from the Shanghai Electric JV were not material for the three and six months ended June 30, 2012. See Note 3 for further details on the Shanghai Electric JV.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K, as amended (“2011 Annual Report on Form 10-K/A”). Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations and reportable and other operating segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for information on our reportable and other operating segments.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to develop a single, converged fair value framework, amend the requirements of fair value measurement and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements and (iv) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2011, and must be applied prospectively. We adopted the guidance on January 1, 2012 with no material impact on our consolidated financial statements.

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

In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under the Intangibles — Goodwill and Other Topic of the Accounting Standards Codification (“Codification” or “ASC”). If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this guidance on January 1, 2012 with no material impact on our consolidated financial statements.

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

(3)                                 ACQUISITIONS, DISCONTINUED OPERATIONS AND FORMATION OF SHANGHAI ELECTRIC JV

Acquisitions

On March 21, 2012, in our Flow Technology reportable segment, we completed the acquisition of Seital S.r.l. (“Seital”), a supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8. Seital had revenues of approximately $14.0 in the twelve months prior to the date of acquisition.

On August 24, 2011, in our Flow Technology reportable segment, we entered into an agreement to purchase Clyde Union (Holdings) S.A.R.L. (“Clyde Union”), a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. On November 1, 2011, and again upon consummation of the acquisition on December 22, 2011, we executed amendments to that agreement. The amended agreement provided for (i) an initial payment of 500.0 British Pounds (“GBP”), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

We financed the acquisition with available cash and committed senior secured financing. See Note 10 to the condensed consolidated financial statements for further details on the senior secured financing. The estimated fair value of the contingent consideration (earn-out payment) was less than $1.0 at June 30, 2012 as well as at December 31, 2011.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations. We are continuing to revise and finalize our estimates of fair value for certain assets and liabilities, which resulted in a net increase to goodwill of $55.9 during the six months ended June 30, 2012.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Clyde Union at the date of acquisition, and reflects acquisition accounting adjustments recorded during the first and second quarters of 2012:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$349.2
Property, plant and equipment	76.7
Goodwill	370.7
Intangible assets	378.8
Other assets	25.1
Total assets acquired	1,200.5
Liabilities assumed:
Current liabilities	270.5
Other long-term liabilities	161.2
Total liabilities assumed	431.7
Noncontrolling interests	1.8
Net assets acquired	$767.0

The identifiable intangible assets acquired consist of trademarks, customer lists, customer relationships and technology of $76.8, $7.5, $234.4 and $60.1, respectively, with such amounts based on a preliminary assessment of the related fair values. The customer lists, customer relationships and technology assets are being amortized over 1.5, 30.0 and 27.0 years, respectively.

The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union’s operations, expected market growth for existing Clyde Union operations, as well as other factors. None of this goodwill is deductible for income tax purposes.

The following unaudited pro forma information presents our results of operations for the three and six months ended July 2, 2011, as if the acquisition of Clyde Union had taken place on January 1, 2011. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Clyde Union. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to the July 2, 2011 historical results for the periods presented:

•                  Additional depreciation and amortization expense associated with the fair value adjustments to the acquired Clyde Union property, plant and equipment and intangible assets of approximately $1.0 and $2.0 for the three and six months ended July 2, 2011, respectively.

•                  The elimination of interest expense related to the portion of Clyde Union’s long-term debt that was paid off at the time of the acquisition of $3.5 and $6.8 for the three and six months ended July 2, 2011, respectively.

•                  The addition of interest expense associated with the term loans that were drawn down in order to finance the Clyde Union acquisition of $4.9 and $9.9 for the three and six months ended July 2, 2011, respectively.

•                  The elimination of rent expense associated with a facility in Scotland that had been leased by Clyde Union and which we purchased on December 23, 2011 of $0.5 and $1.0 for the three and six months ended July 2, 2011, respectively.

•                  A reduction in bonding costs for Clyde Union due to more favorable rates under our senior credit facilities of $1.5 and $2.5 for the three and six months ended July 2, 2011, respectively.

•                  The above modifications were adjusted for the applicable income tax impact.

	Three months ended	Six months ended
	July 2, 2011	July 2, 2011
Revenues	$1,260.9	$2,348.6
Income from continuing operations attributable to SPX Corporation common shareholders	26.0	35.7
Net income attributable to SPX Corporation common shareholders	36.0	49.8
Income from continuing operations attributable to SPX Corporation common shareholders:
Basic	$0.51	$0.71
Diluted	$0.51	$0.70
Net income attributable to SPX Corporation common shareholders:
Basic	$0.71	$0.99
Diluted	$0.70	$0.97

On October 31, 2011, in our Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH (“e&e”), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in a net gain of approximately $450.0. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

In addition to the business discussed above, we recognized net losses of $0.6 and $0.9 during the three and six months ended June 30, 2012, respectively, and net gains of $2.7 and $0.8 during the three and six months ended July 2, 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K/A for the disclosure of all discontinued businesses during the 2009 through 2011 period.

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

For the three and six months ended June 30, 2012 and July 2, 2011, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Income from discontinued operations	$15.9	$9.3	$23.4	$16.1
Income tax (provision) benefit	(6.2)	0.7	(8.8)	(2.0)
Income from discontinued operations, net	$9.7	$10.0	$14.6	$14.1

For the three and six months ended June 30, 2012 and July 2, 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Revenues	$244.8	$247.2	$471.0	$461.3
Pre-tax income	17.1	10.1	25.1	18.8

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	June 30, 2012	December 31, 2011
Assets:
Accounts receivable, net	$210.0	$191.8
Inventories	126.4	127.7
Other current assets	10.3	9.3
Property, plant and equipment, net	46.0	48.7
Goodwill and intangibles, net	277.8	283.9
Other assets	63.9	58.7
Assets of discontinued operations	$734.4	$720.1

Liabilities:
Accounts payable	$84.0	$109.3
Accrued expenses	105.8	109.4
Income taxes payable	0.6	1.5
Deferred and other income taxes	6.3	6.6
Other liabilities	8.3	7.6
Liabilities of discontinued operations	$205.0	$234.4

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) established the Shanghai Electric JV, a joint venture to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture, for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was not received until January 13, 2012. We accounted for the transaction under the deconsolidation criteria of the Codification and thus recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in “Other income (expense), net.” The amount of the pre-tax gain is equal to the difference between (i) the fair value of the consideration received and to be received plus the fair value of our retained non-controlling investment in the dry cooling products business in China and (ii) the carrying value of the assets contributed and sold to the joint venture. We account for our investment in the Shanghai Electric JV under the equity method of accounting, as we exercise significant influence but do not have control over the joint venture. The carrying amount of our investment in the Shanghai Electric JV was $33.8 at June 30, 2012 and is reported in “Other assets” within our condensed consolidated balance sheet. The initial fair value of our investment in the Shanghai Electric JV was based on a discounted cash flow projection for the dry cooling products business in China.

(4)                                 INFORMATION ON REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

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

Prior to 2012, we aggregated our operating segments into four reportable segments; however, because of the impending sale of our Service Solutions business (a business previously reported within the Test and Measurement reportable segment) and its current classification as a discontinued operation, we are no longer reporting the remaining two businesses of the Test and Measurement reportable segment as a separate reportable segment, as the operating results of these two businesses have not been, and are not expected to be, material to our consolidated operating results. These two businesses, along with our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, were combined within our “All Other” category Industrial Products and Services. This is not considered a reportable segment.

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

Financial data for our reportable segments and other operating segments, including the results of acquisitions from the dates of the respective acquisitions, were as follows:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Revenues (1):
Flow Technology reportable segment	$677.3	$492.8	$1,305.4	$948.7
Thermal Equipment and Services reportable segment	350.2	431.9	670.7	757.2
Industrial Products and Services	232.8	212.1	449.4	415.8
Total revenues	$1,260.3	$1,136.8	$2,425.5	$2,121.7

Income:
Flow Technology reportable segment	$69.8	$56.6	$116.2	$113.0
Thermal Equipment and Services reportable segment	16.0	35.8	26.3	57.1
Industrial Products and Services	30.2	24.1	56.0	51.5
Total income for reportable and other operating segments	116.0	116.5	198.5	221.6

Corporate expense	(22.0)	(24.2)	(54.4)	(56.2)
Pension and postretirement expense	(9.1)	(9.0)	(18.2)	(18.1)
Stock-based compensation expense	(6.5)	(6.5)	(28.3)	(25.7)
Impairment of goodwill and other intangible assets	—	(24.7)	—	(24.7)
Special charges, net	(8.4)	(4.2)	(10.8)	(6.6)

Consolidated operating income	$70.0	$47.9	$86.8	$90.3

(1)                                                         Under the percentage of completion method, we recognized revenues of $359.4 and $397.3 in the three months ended June 30, 2012 and July 2, 2011, respectively. For the six months ended June 30, 2012 and July 2, 2011, revenues under the percentage of completion method were $734.7 and $698.9, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $348.6 and $355.9 as of June 30, 2012 and December 31, 2011, respectively, and are reported as a component of “Accounts receivable, net.” Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $279.1 and $279.0 as of June 30, 2012 and December 31, 2011, respectively. The June 30, 2012 balance includes $277.3 reported as a component of “Accrued expenses” and $1.8 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2011 balance includes $275.4 reported as a component of “Accrued expenses” and $3.6 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES

Special charges, net, for the three and six months ended June 30, 2012 and July 2, 2011 are summarized and described in more detail below:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Flow Technology reportable segment	$5.9	$2.2	$7.2	$3.8
Thermal Equipment and Services reportable segment	2.2	1.0	2.4	1.8
Industrial Products and Services	(0.1)	0.8	—	0.8
Corporate	0.4	0.2	1.2	0.2
Total	$8.4	$4.2	$10.8	$6.6

Flow Technology reportable segment — Charges for the three and six months ended June 30, 2012 related primarily to costs associated with the initial integration of Clyde Union, costs related to the reorganization of the segment’s systems business, charges related to a cost reduction initiative at a location in Denmark and asset impairment charges of $0.3. Charges for the three and six months ended July 2, 2011 related primarily to the integration of Anhydro and Gerstenberg, the reorganization of the segment’s systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010.

Thermal Equipment and Services reportable segment — Charges for the three and six months ended June 30, 2012 related primarily to costs associated with restructuring initiatives at two locations in China, including asset impairment charges of $1.3, and severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. Charges for the three and six months ended July 2, 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy and lease exit costs associated with two facilities in Germany.

Industrial Products and Services — Charges for the three and six months ended July 2, 2011 related to an asset impairment charge of $0.8.

Corporate — Charges for the three and six months ended June 30, 2012 related primarily to costs associated with consolidating certain corporate functions, our legal entity reduction initiative, and an asset impairment charge of $0.2. Charges for the three and six months ended July 2, 2011 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the six months ended June 30, 2012 and July 2, 2011:

	Six months ended
	June 30,	July 2,
	2012	2011
Beginning balance	$10.9	$17.6
Special charges (1)	9.0	5.7
Utilization — cash	(11.7)	(13.2)
Currency translation adjustment and other	0.1	1.0
Ending balance	$8.3	$11.1

(1)         The six months ended June 30, 2012 and July 2, 2011 exclude $1.8 and $0.9, respectively, of non-cash special charges that did not impact the restructuring and integration related liabilities.

(6)                                 INVENTORIES

Inventories comprised the following amounts:

	June 30, 2012	December 31, 2011
Finished goods	$179.0	$163.9
Work in process	169.9	179.5
Raw material and purchased parts	288.5	271.5
Total FIFO cost	637.4	614.9
Excess of FIFO cost over LIFO inventory value	(24.3)	(23.0)
Total inventories	$613.1	$591.9

Inventories include material, labor, and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 18% and 15% of the total inventory at June 30, 2012 and December 31, 2011, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.5 and $3.7 at June 30, 2012 and December 31, 2011, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

	December 31, 2011	Goodwill resulting from business combinations	Impairments	Foreign Currency Translation and other (1)	June 30, 2012
Flow Technology reportable segment
Gross Goodwill	$1,019.9	$24.9	$—	$11.0	$1,055.8
Accumulated Impairments	—	—	—	—	—
Goodwill	1,019.9	24.9	—	11.0	1,055.8

Thermal Equipment and Services reportable segment
Gross Goodwill	597.8	—	—	(33.2)	564.6
Accumulated Impairments	(134.9)	—	—	—	(134.9)
Goodwill	462.9	—	—	(33.2)	429.7

Industrial Products and Services
Gross Goodwill	450.6	—	—	0.3	450.9
Accumulated Impairments	(159.7)	—	—	(0.3)	(160.0)
Goodwill	290.9	—	—	—	290.9

Total
Gross Goodwill	2,068.3	24.9	—	(21.9)	2,071.3
Accumulated Impairments	(294.6)	—	—	(0.3)	(294.9)
Goodwill	$1,773.7	$24.9	$—	$(22.2)	$1,776.4

(1)                                 Includes the allocation of goodwill of $24.3 related to the deconsolidation of our dry cooling products business in China (see Note 3) and reductions in goodwill associated with foreign currency translation adjustments of $50.7, partially offset by adjustments resulting from revisions to estimates of fair value of certain assets and liabilities associated with the Clyde Union and other acquisitions of $52.8.

Other Intangibles

Identifiable intangible assets comprise the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$8.5	$(7.9)	$0.6	$8.5	$(7.6)	$0.9
Technology	183.5	(34.9)	148.6	182.2	(30.5)	151.7
Customer relationships	402.9	(52.3)	350.6	400.4	(44.7)	355.7
Other	32.2	(14.7)	17.5	38.7	(11.0)	27.7
	627.1	(109.8)	517.3	629.8	(93.8)	536.0
Trademarks with indefinite lives	433.5	—	433.5	436.4	—	436.4
Total	$1,060.6	$(109.8)	$950.8	$1,066.2	$(93.8)	$972.4

Estimated annual amortization expense related to these intangible assets is $17.3 for the remainder of 2012, $35.0 in 2013, $30.6 in 2014, $30.1 in 2015, and $29.9 in 2016.

At June 30, 2012, the net carrying value of intangible assets with determinable lives consisted of $452.2 in the Flow Technology reportable segment, $54.8 in the Thermal Equipment and Services reportable segment, and $10.3 in Industrial Products and Services. Trademarks with indefinite lives consisted of $279.6 in the Flow Technology reportable segment, $130.0 in the Thermal Equipment and Services reportable segment, and $23.9 in Industrial Products and Services.

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

Based on our annual impairment testing during the fourth quarter of 2010, our SPX Heat Transfer Inc. reporting unit had an estimated fair value that was comparable to the carrying value of its net assets.  In the second quarter of 2011, SPX Heat Transfer Inc. experienced an additional decline in its revenues and profitability, furthering a trend which began late in the first quarter of 2011, in comparison to (i) recent historical results and (ii) expected results for the period, due to the challenging conditions within the U.S. power market.  As such, during the second quarter of 2011, we updated the projection of future discounted cash flows for SPX Heat Transfer Inc., which indicated the reporting unit’s fair value was less than the carrying value of its net assets.  Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer Inc.’s goodwill ($17.2) and indefinite-lived intangible assets ($7.5).

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2012 and 2011:

	Six months ended
	June 30,	July 2,
	2012	2011
Balance at beginning of period	$56.8	$47.7
Acquisitions	—	0.2
Provisions	10.4	9.3
Usage	(14.2)	(9.9)
Balance at end of period	53.0	47.3
Less: Current portion of warranty	41.9	39.0
Non-current portion of warranty	$11.1	$8.3

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Service cost	$2.4	$2.4	$4.7	$5.0
Interest cost	13.5	14.2	27.0	28.7
Expected return on plan assets	(15.9)	(16.2)	(31.8)	(32.7)
Amortization of unrecognized losses	6.8	5.8	13.7	11.6
Amortization of unrecognized prior service credits	(0.1)	(0.2)	(0.2)	(0.4)
Curtailment loss	—	—	0.1	—
Total net periodic benefit expense	6.7	6.0	13.5	12.2
Less: Net periodic benefit expense of discontinued operations	—	—	—	—
Net periodic benefit expense of continuing operations	$6.7	$6.0	$13.5	$12.2

Foreign Pension Plans

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Service cost	$0.6	$0.7	$1.3	$1.3
Interest cost	3.6	3.6	7.2	7.2
Expected return on plan assets	(4.0)	(4.2)	(8.2)	(8.3)
Amortization of unrecognized losses	0.3	0.3	0.7	0.5
Total net periodic benefit expense	0.5	0.4	1.0	0.7
Less: Net periodic benefit expense of discontinued operations	0.3	0.1	0.6	0.2
Net periodic benefit expense of continuing operations	$0.2	$0.3	$0.4	$0.5

Postretirement Plans

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.5	1.8	2.9	3.6
Amortization of unrecognized losses	0.9	1.1	1.9	2.3
Amortization of unrecognized prior service credits	(0.3)	(0.3)	(0.7)	(0.7)
Net periodic postretirement benefit expense of continuing operations	$2.2	$2.7	$4.3	$5.4

During the first six months of 2012, we made contributions and direct benefit payments of approximately $27.0 to our foreign and qualified domestic pension plans, of which $0.7 related to businesses classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2012:

	December 31, 2011	Borrowings	Repayments	Other (4)	June 30, 2012
Domestic revolving loan facility	$—	$586.0	$(436.0)	$—	$150.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1(1)	300.0	—	—	—	300.0
Term Loan 2(1)	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	98.0	(59.3)	—	38.7
Other indebtedness (3)	70.2	14.5	(10.6)	0.7	74.8
Total debt	2,001.1	$698.5	$(537.8)	$1.7	2,163.5
Less: short-term debt	71.3				237.4
Less: current maturities of long-term debt(1)	4.2				331.6
Total long-term debt	$1,925.6				$1,594.5

(1)          On February 8, 2012, the lenders agreed, with respect to the proceeds from the pending sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities. The waiver requires that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2).  As we expect the sale to close during the second half of 2012 and to make these debt repayments at the time of the closing, we have classified $325.0 of the term loans as “Current maturities of long-term debt” within our condensed consolidated balance sheet as of June 30, 2012.  In addition, we have allocated approximately $2.5 and $5.0 of interest expense associated with the $325.0 of expected term loan repayments to discontinued operations within our condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

(2)          Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)          Includes balances under a purchase card program of $42.2 and $40.4 at June 30, 2012 and December 31, 2011, respectively.

(4)          “Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

We have senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the initial amount of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016, except for the $325.0 relating to the term loans as described above):

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

The remaining balance on Term Loan 2 (i.e., the remaining balance after payment of the $25.0 noted above in connection with the sale of our Service Solutions business) is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, adjusted for prepayments, of 0% for 2012, 0% for 2013, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

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

At June 30, 2012, we had $71.2 and $764.7 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $4.1 of letters of credit outstanding under separate arrangements in China, India and South Africa.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.37% at June 30, 2012.

At June 30, 2012, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.  In addition, we were in compliance with all covenant provisions of our senior notes as of June 30, 2012.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $121.3 and $66.1 outstanding as of June 30, 2012 and December 31, 2011, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. We had FX embedded derivatives with an aggregate notional amount outstanding of $122.4 and $73.2 at June 30, 2012 and December 31, 2011, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.5 and $3.7 as of June 30, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $2.1 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At June 30, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 3.3 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized loss, net of taxes, recorded in AOCI was $0.3 and $0.7 as of June 30, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended June 30, 2012 and July 2, 2011 related to the ineffectiveness of the hedges was not material.

The following summarizes the fair value of our derivative financial instruments:

	June 30, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments:
FX forward contracts	Other current assets	$0.4	Other current assets	$—
FX forward contracts	Accrued expenses	$(0.9)	Accrued expenses	$(0.4)
Commodity contracts	Accrued expenses	(0.6)	Accrued expenses	(0.8)
		$(1.5)		$(1.2)
Derivative contracts not designated as hedging instruments:
FX forward contracts	Other current assets	$0.1	Other current assets	$—
FX embedded derivatives	Other current assets	1.4	Other current assets	1.2
		$1.5		$1.2
FX forward contracts	Accrued expenses	$(1.2)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(1.2)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(14.2)	Other long-term liabilities	(14.8)
		$(16.6)		$(15.5)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended June 30, 2012 and July 2, 2011:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2012	2011	reclassified from AOCI	2012	2011
FX forward contracts	$(0.6)	$0.5	Cost of products sold	$(0.9)	$0.1
Commodity contracts	(0.8)	0.2	Cost of products sold	(0.4)	0.4
	$(1.4)	$0.7		$(1.3)	$0.5

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the six months ended June 30, 2012 and July 2, 2011:

	Amount of gain (loss) recognized in AOCI, pre-tax (1)		Classification of gain (loss)	Amount of gain (loss) reclassified from AOCI to income, pre-tax (1)
	2012	2011	reclassified from AOCI	2012	2011
FX forward contracts	$(0.6)	$—	Cost of products sold	$(0.4)	$(0.5)
Commodity contracts	0.2	—	Cost of products sold	(1.0)	0.8
	$(0.4)	$—		$(1.4)	$0.3

(1)          During the six months ended June 30, 2012, losses of $0.1 were recognized in other income, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and six months ended July 2, 2011, losses of $0.1 and $0.2, respectively, were recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended June 30, 2012 and July 2, 2011:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2012	2011
FX forward contracts	Other expense, net	$(0.5)	$0.9
FX embedded derivatives	Other expense, net	1.6	(2.7)
		$1.1	$(1.8)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the six months ended June 30, 2012 and July 2, 2011:

	Classification of gain (loss) recognized in	Amount of gain (loss) recognized in income
	income	2012	2011

FX forward contracts	Other income, net	$0.2	$1.6
FX embedded derivatives	Other income, net	(1.3)	(2.4)
		$(1.1)	$(0.8)

(12)                      EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Weighted-average shares outstanding used in basic income per share	49.954	50.554	50.283	50.410
Dilutive securities — employee stock options and restricted stock units	0.955	0.811	0.901	0.748
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.909	51.365	51.184	51.158

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.003 and 0.004 for the three and six months ended June 30, 2012, respectively, and 0.039 and 0.075 for the three and six months ended July 2, 2011, respectively. For the three and six months ended June 30, 2012, 0.752 and 0.500 unvested restricted stock units, respectively, were excluded from the computation of diluted income per share, compared to none for the three and six months ended July 2, 2011, because required market thresholds for vesting (as discussed below) were not met.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, the successor plan to the 1992 Stock Compensation Plan, up to 3.436 shares of our common stock were available for grant at June 30, 2012. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

During the six months ended June 30, 2012 and July 2, 2011, we classified excess tax benefits from stock-based compensation of $3.3 and $6.4, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements” within our condensed consolidated statements of cash flows.

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over three years. Market (“company performance”) thresholds have been instituted for vesting of the significant majority of restricted stock and restricted stock unit awards. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Additionally, a portion of our restricted stock and restricted stock unit awards vest based on the passage of time since the grant date. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”). Under the Directors’ Plan, up to 0.013 shares of our common stock were available for grant at June 30, 2012. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

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

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock and restricted stock units totaled $28.3 and $25.7 for the six months ended June 30, 2012 and July 2, 2011, respectively, with the related tax benefit being $10.7 and $9.1 for the periods ended June 30, 2012 and July 2, 2011, respectively.

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

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2011 through June 30, 2012:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2011	1.440	$54.38
Granted	0.796	50.17
Vested	(0.204)	34.95
Forfeited	(0.040)	55.19
Outstanding at June 30, 2012	1.992	54.66

As of June 30, 2012, there was $28.0 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.

The following table shows stock option activity from December 31, 2011 through June 30, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2011	0.364	$54.87
Exercised	(0.141)	39.81
Forfeited	(0.177)	69.42
Options outstanding and exercisable at June 30, 2012	0.046	45.14

The weighted-average remaining term, in years, of stock options outstanding and exercisable at June 30, 2012 was 0.7. The total number of in-the-money options exercisable on June 30, 2012 was 0.043. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on June 30, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at June 30, 2012 was $1.0. The aggregate intrinsic value of options exercised during the first six months of 2012 was $5.0, while the related amount for the first six months of 2011 was $2.2.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$122.5	$199.7
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.6 and $2.9, respectively	(3.8)	(4.4)
Net unrealized losses on available-for-sale securities (1)	(0.1)	(1.5)
Pension and postretirement liability adjustment and other, net of tax benefit of $269.2 and $274.3, respectively (2)	(430.8)	(440.3)
Accumulated other comprehensive loss	$(312.2)	$(246.5)

(1)         As of June 30, 2012 and December 31, 2011, our available-for-sale securities were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

(2)         At both June 30, 2012 and December 31, 2011, includes $3.8 related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of Service Solutions, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business. During the six months ended June 30, 2012, we repurchased 0.992 shares of our common stock under this plan for cash consideration of $75.0. There were no common stock repurchases during the six months ended July 2, 2011.

During the six months ended June 30, 2012, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.9 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the six months ended July 2, 2011, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first two quarters of 2012 and 2011 were $0.25 per share and totaled $12.8 and $12.7 during the first and second quarters of 2012, respectively, and $12.7 and $12.8 during the first and second quarters of 2011, respectively. Second quarter dividends were paid on July 3, 2012 and July 6, 2011.

Changes in Equity

A summary of the changes in equity for the three months ended June 30, 2012 and July 2, 2011 is provided below:

	June 30, 2012			July 2, 2011
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity

Equity, beginning of period	$2,280.9	$9.5	$2,290.4	$2,217.5	$5.4	$2,222.9
Net income	47.4	0.8	48.2	34.3	0.7	35.0
Net unrealized gains on qualifying cash flow hedges, net of tax benefit (provision) of $0.2 and $(0.1) for the three months ended June 30, 2012 and July 2, 2011, respectively	—	—	—	0.1	—	0.1
Net unrealized loss on available-for-sale securities	(1.4)	—	(1.4)	(2.8)	—	(2.8)
Pension liability adjustment, net of tax provision of $3.3 and $2.6 for the three months ended June 30, 2012 and July 2, 2011, respectively	6.8	—	6.8	4.6	—	4.6
Foreign currency translation adjustments	(136.0)	(0.3)	(136.3)	32.4	0.2	32.6
Total comprehensive income (loss)	(83.2)	0.5	(82.7)	68.6	0.9	69.5
Dividends declared	(12.7)	—	(12.7)	(12.8)	—	(12.8)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.5 and $0.1 for the three months ended June 30, 2012 and July 2, 2011, respectively	5.4	—	5.4	7.1	—	7.1
Amortization of restricted stock and stock unit grants, including $0.1 and $0.5 relating to discontinued operations for the three months ended June 30, 2012 and July 2, 2011, respectively	6.6	—	6.6	7.0	—	7.0
Common stock repurchases	(31.8)	—	(31.8)	—	—	—
Other changes in noncontrolling interest	—	0.1	0.1	—	—	—
Equity, end of period	$2,165.2	$10.1	$2,175.3	$2,287.4	$6.3	$2,293.7

A summary of the changes in equity for the six months ended June 30, 2012 and July 2, 2011 is provided below:

	June 30, 2012			July 2, 2011
	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interest	Total Equity

Equity, beginning of period	$2,227.3	$10.0	$2,237.3	$2,097.7	$6.3	$2,104.0
Net income	60.9	0.1	61.0	57.4	2.4	59.8
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $0.3 and $2.1 for the six months ended June 30, 2012 and July 2, 2011, respectively	0.6	—	0.6	(0.3)	—	(0.3)
Net unrealized gain (loss) on available-for-sale securities	1.4	—	1.4	(5.2)	—	(5.2)
Pension liability adjustment, net of tax provision of $5.1 and $4.6 for the six months ended June 30, 2012 and July 2, 2011, respectively	9.5	—	9.5	7.0	—	7.0
Foreign currency translation adjustments	(77.2)	—	(77.2)	121.9	0.6	122.5
Total comprehensive income (loss)	(4.8)	0.1	(4.7)	180.8	3.0	183.8
Dividends declared	(25.5)	—	(25.5)	(25.5)	—	(25.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $3.5 and $5.7 for the six months ended June 30, 2012 and July 2, 2011, respectively	18.6	—	18.6	24.3	—	24.3
Amortization of restricted stock and stock unit grants, including $0.6 and $1.0 relating to discontinued operations for the six months ended June 30, 2012 and July 2, 2011, respectively	28.9	—	28.9	26.7	—	26.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	(4.3)	—	(4.3)	(16.6)	—	(16.6)
Common stock repurchases	(75.0)	—	(75.0)	—	—	—
Dividends attributable to noncontrolling interest	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interest	—	—	—	—	1.1	1.1
Equity, end of period	$2,165.2	$10.1	$2,175.3	$2,287.4	$6.3	$2,293.7

(13)                          CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $545.6 (including $496.4 for risk management matters) and $558.3 (including $495.6 for risk management matters) at June 30, 2012 and December 31, 2011, respectively. Of these amounts, $489.8 and $491.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $428.5 and $428.9 at June 30, 2012 and December 31, 2011, respectively, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in aggregate, on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 98 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to realize a change in estimate once it becomes probable and can be reasonably estimated. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries.

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

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material adverse impact, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of June 30, 2012, our share of the aggregate contract value on open consortium arrangements was $287.6 (of which approximately 61% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $690.3. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. At June 30, 2012 and December 31, 2011, we recorded liabilities of $1.7 and $1.9, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)                          INCOME TAXES

Uncertain Tax Positions

As of June 30, 2012, we had gross unrecognized tax benefits of $85.5 (net unrecognized tax benefits of $66.7), of which $66.2, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision.  As of June 30, 2012, gross accrued interest excluded from the amounts above totaled $13.9 (net accrued interest of $11.0). There were no significant penalties recorded during the three and six months ended June 30, 2012 or July 2, 2011.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $30.0 to $40.0.

Other Tax Matters

The effective income tax rate for the quarter ended June 30, 2012 was 19.5%, compared to 15.8% for the quarter ended July 2, 2011.  The current quarter’s rate was impacted by income tax benefits of $2.5 related to favorable results from various audit settlements and statute expirations during the period. The effective income tax rate for the three months ended July 2, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process. In addition, we recorded an income tax benefit of $9.8 associated with the $24.7 impairment charge that was recorded during the three months ended July 2, 2011 related to the goodwill and indefinite-lived intangible assets of SPX Heat Transfer Inc.  The effective income tax rate for the six months ended June 30, 2012 was 32.5%, compared to 25.3% for the comparable period in 2011.  The effective income tax rate for the six months ended June 30, 2012 was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of the dry cooling products business in China, as the goodwill allocated to the transaction is not deductible for tax purposes, and favorably by the items for the quarter ended June 30, 2012 noted above.  The effective income tax rate for the six months ended July 2, 2011 was impacted by the items noted above for the quarter ended July 2, 2011.

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

The IRS concluded its audit of our 2008 and 2009 federal income tax returns during the quarter ended June 30, 2012 and issued a Revenue Agent’s Report (“RAR”).  We disagree with and have protested certain adjustments within the RAR to the Appeals Office of the IRS.  Upon issuance of the RAR, we reduced a portion of our liability for uncertain tax positions to reflect amounts determined to be effectively settled, resulting in the recognition of income tax benefits of $1.8 to continuing operations.  While resolution of these issues may result in tax liabilities that differ from the accruals established, we believe any contingencies are adequately provided for, and will not have a material adverse effect on our financial position, results of operations or liquidity.  We reasonably expect to conclude this appeals process within the next twelve months.

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

There were no changes during the three and six months ended June 30, 2012 and July 2, 2011 to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three and six months ended June 30, 2012 and July 2, 2011.

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

As of June 30, 2012, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $6.6 and $5.2 at June 30, 2012 and December 31, 2011, respectively, and were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At June 30, 2012 and December 31, 2011, these assets had a fair value of $8.0 and $7.8, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model, and were recorded in “Assets of discontinued operations” within our condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.9	$—
Current assets — Investment in equity securities and available-for-sale securities	6.6	—	8.0
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	3.9	—
Long-term liabilities — FX embedded derivatives	—	14.2	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$1.2	$—
Current assets — Investment in equity securities and available-for-sale securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and July 2, 2011, including net unrealized gains (losses) included in earnings.

	Six months ended
	June 30, 2012	July 2, 2011
Balance at beginning of period	$7.8	$8.5
Purchases	—	—
Gains (losses) included in income from discontinued operations	0.2	(0.7)
Balance at end of period	$8.0	$7.8

During the second quarter of 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 7).  The fair value of SPX Heat Transfer Inc. was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflected the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that were applied to the historical and projected operating results of SPX Heat Transfer Inc. (unobservable inputs — Level 3).  We estimated the implied fair value of SPX Heat Transfer Inc.’s goodwill, which resulted in an impairment charge related to such goodwill of $17.2 during the second quarter of 2011.  In addition, we recorded an impairment charge in the second quarter of 2011 of $7.5 related to the indefinite-lived intangible assets of SPX Heat Transfer Inc., with the fair value of these intangible assets determined based on a projection of cash flows for the assets discounted at a rate of return that reflected the relative risk of the cash flows (unobservable inputs — Level 3).

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,100.0	$1,206.8	$1,100.0	$1,198.0
Term Loans	800.0	800.0	800.0	800.0
Other indebtedness	239.1	239.1	75.1	75.1

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•                  The fair value of the senior notes and term loans was determined using Level 2 inputs within the fair value hierarchy and was based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•                  The fair value of our short-term debt approximates carrying value due primarily to the short-term nature of those instruments.

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of June 30, 2012, with the exception of non-financial assets and liabilities that were acquired as part of new business acquisitions, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further details on our recent acquisitions.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions, except per share data)

EXECUTIVE OVERVIEW

Revenues for the three and six months ended June 30, 2012 increased, when compared to the same periods in 2011, by 10.9% and 14.3%, respectively, primarily as a result of incremental revenue associated with the December 2011 acquisition of Clyde Union (Holdings) S.A.R.L. (“Clyde Union”) of $143.7 and $268.6, respectively, and organic revenue growth of 3.1% and 4.7%, respectively.  Despite the increase in revenues, income associated with our reportable and other operating segments declined to $198.5 in the first half of 2012 (compared to $221.6 in the same period in 2011).  The decline in income associated with our reportable and other operating segments was attributable primarily to (i) earnings dilution associated with the Clyde Union acquisition, including charges related to the excess fair value (over historical cost) of inventory acquired and subsequently sold during the first half of 2012 of $8.1, and (ii) organic revenue declines within our Thermal Equipment and Services reportable segment of 5.5%. These decreases in income were offset partially by the favorable impact of organic revenue growth within our Flow Technology reportable segment of 11.2%. Cash flows from continuing operations also declined on a year-over-year basis from an inflow of $20.6 in the first half of 2011 to an outflow of $191.6 in the first half of 2012, primarily as a result of (i) investments in working capital at Clyde Union of approximately $75.0, (ii) the timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments, (iii) an increase in pension contributions and direct benefit payments of $18.5 and (iv) income tax payments, net of refunds, of $27.3 during the first half of 2012 compared to income tax refunds, net of payments, of $18.8 during the first half of 2011.

Other items of note that impacted our first half of 2012 financial performance are as follows:

•                   On December 30, 2011, we and Shanghai Electric Group Co., Ltd. (“Shanghai Electric”) established the Shanghai Electric joint venture to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world.  We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes.  Final approval for the transaction was received on January 13, 2012.  We have accounted for the transaction under the deconsolidation criteria of the Accounting Standards Codification (“Codification”) and, thus, recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in “Other income (expense), net” in our condensed consolidated statement of operations. See Note 3 to our condensed consolidated financial statements for additional details on the transaction.

•                   On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in an estimated net gain of $450.0. We have reported our Service Solutions business as a discontinued operation within our condensed consolidated financial statements. Our Service Solutions business previously was reported within our Test and Measurement reportable segment.  As a result of classifying our Service Solutions business as a discontinued operation, we changed our segment reporting structure.  The remaining two businesses that had been included within the Test and Measurement reportable segment, along with our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, were combined within our “All Other” category Industrial Products and Services. This is not considered a reportable segment. See Notes 3 and 4 to our condensed consolidated financial statements for further details.

•                  On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of Service Solutions, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business. During the six months ended June 30, 2012, we repurchased 0.992 shares of our common stock under this plan for cash consideration of $75.0.

•                   On March 21, 2012, in our Flow Technology reportable segment, we completed the acquisition of Seital S.r.l. (“Seital”), a leading supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2011 Annual Report on Form 10-K, as amended (“2011 Annual Report on Form 10-K/A”). Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2012 are March 31, June 30 and September 29, compared to the respective April 2, July 2 and October 1, 2011 dates. We had one fewer day in the first quarter of 2012 and will have two more days in the fourth quarter of 2012 than in the respective 2011 periods.

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

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and the impact of contributing a business to a joint venture. We believe that this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and six months ended June 30, 2012 and July 2, 2011, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Six months ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011	% Change	2012	2011	% Change
Revenues	$1,260.3	$1,136.8	10.9	$2,425.5	$2,121.7	14.3
Gross profit	337.3	314.4	7.3	638.7	607.2	5.2
% of revenues	26.8%	27.7%		26.3%	28.6%
Selling, general and administrative expense	249.5	231.9	7.6	523.0	474.3	10.3
% of revenues	19.8%	20.4%		21.6%	22.4%
Intangible amortization	9.4	5.7	64.9	18.1	11.3	60.2
Impairment of goodwill and other intangible assets	—	24.7	*	—	24.7	*
Special charges, net	8.4	4.2	100.0	10.8	6.6	63.6
Other income (expense), net	(2.8)	(0.9)	*	19.0	2.1	*
Interest expense, net	(26.3)	(22.3)	17.9	(53.5)	(45.0)	18.9
Equity earnings in joint ventures	6.9	5.0	38.0	16.4	13.8	18.8
Income from continuing operations before income taxes	47.8	29.7	60.9	68.7	61.2	12.3
Income tax provision	(9.3)	(4.7)	97.9	(22.3)	(15.5)	43.9
Income from continuing operations	38.5	25.0	54.0	46.4	45.7	1.5

Components of consolidated revenue growth:
Organic growth			3.1			4.7
Foreign currency			(5.2)			(3.5)
Acquisitions/divestitures, net			13.0			13.1
Net revenue growth			10.9			14.3

*                                           Not meaningful for comparison purposes.

Revenues— For the three and six months ended June 30, 2012, the increase in revenues, compared to the respective 2011 periods, was due to incremental revenues of $155.0 and $288.3, respectively, associated with the acquisitions of Seital in the first quarter of 2012, Clyde Union and e&e Verfahrenstechnik GmbH (“e&e”) in the fourth quarter of 2011, and B.W. Murdoch Ltd. (“Murdoch”) in the first quarter of 2011, as well as organic revenue growth. These increases were offset partially by the impact of a stronger U.S. dollar during the first half of 2012. The organic revenue growth was attributable primarily to additional sales in the Americas and Asia Pacific by our Flow Technology reportable segment and increases in power transformer sales volumes. These increases in organic revenue were offset partially by decreases in sales by our Thermal Equipment and Services reportable segment of $81.7 and $86.5 during the three and six months ended June 30, 2012, respectively.

Gross Profit— For the three and six months ended June 30, 2012, the increase in gross profit, compared to the respective 2011 periods, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues declined during the three and six months ended June 30, 2012, compared to the respective 2011 periods, primarily as a result of the following:

•                  Matters related to Clyde Union’s operating results during the period, including:

•                  Charges of $1.9 and $8.1 during the three and six months ended June 30, 2012, respectively, associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction that was subsequently sold in the first and second quarters of 2012; and

•                  The impact of low-margin projects acquired and then converted to revenue during the first and second quarters of 2012.

•                  A decline in high-margin sales within our Thermal Equipment and Services reportable segment during the three and six months ended June 30, 2012; and

•                  An insurance recovery of $6.3 during the first quarter of 2011 related to a product liability matter within Industrial Products and Services.

Selling, General and Administrative (“SG&A”) expenses — For the three and six months ended June 30, 2012, the increase in SG&A expense, compared to the respective periods in 2011, was due primarily to incremental SG&A of $25.9 and $54.2, respectively, associated with the acquisition of Clyde Union.

Intangible Amortization — For the three and six months ended June 30, 2012, the increase in intangible amortization, compared to the respective periods in 2011, was due primarily to incremental amortization of $3.3 and $6.2, respectively, associated with intangible assets purchased in the Clyde Union acquisition.

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

Other Income (Expense), net — Other expense, net, for the three months ended June 30, 2012 was composed primarily of foreign currency transaction losses of $3.0, losses on foreign currency forward contracts (“FX forward contracts”) of $0.5, and a loss of $1.0 associated with a fire at our power transformer manufacturing facility in Waukesha, WI. These amounts were offset partially by gains on currency forward embedded derivatives (“FX embedded derivatives”) of $1.6. Other expense, net, for the three months ended July 2, 2011 was composed primarily of losses on FX embedded derivatives of $2.7 and foreign currency transaction losses of $1.6. These amounts were offset partially by investment earnings of $1.2 on participant deferred compensation balances, insurance settlements of $1.2 related to death benefits received, and gains on FX forward contracts if $0.8. See Note 11 to our condensed consolidated financial statements for further discussion on our FX forward contracts and FX embedded derivatives.

Other income, net, for the six months ended June 30, 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling business in China, investment earnings of $5.4, and gains on FX forward contracts of $0.1, partially offset by foreign currency transaction losses of $5.9, losses on FX embedded derivatives of $1.3, and the $1.0 loss associated with the fire mentioned above. Other income, net, for the six months ended July 2, 2011 was composed primarily of investment earnings of $4.7 on participant deferred compensation balances, insurance settlements of $2.8 related to death benefits received and a property insurance claim, and gains on FX forward contracts of $1.4, partially offset by foreign currency transaction losses $4.7 and losses on FX embedded derivative contracts of $2.4. See Note 3 to our condensed consolidated financial statements for further discussion on the deconsolidation of the dry cooling business in China.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended June 30, 2012, when compared to the same periods in 2011, was the result of interest incurred during the first half of 2012 on the $800.0 of term loans that were drawn down in December 2011 in order to fund the acquisition of Clyde Union. As discussed in Note 10 to the condensed consolidated financial statements, interest expense associated with the term loans of approximately $2.5 and $5.0, respectively, was allocated to discontinued operations for the three and six months ended June 30, 2012. Refer to the discussion of Liquidity and Financial Condition in our 2011 Annual Report on Form 10-K/A for details pertaining to our 2011 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and Subsidiaries (“EGS”), as earnings from this investment totaled $7.2 and $4.8 during the three months ended June 30, 2012 and July 2, 2011, respectively, and $16.5 and $13.3 for the six months ended June 30, 2012 and July 2, 2011, respectively. Our equity earnings from the Shanghai Electric JV were not material for the three and six months ended June 30, 2012.

Income Tax Provision — For the three months ended June 30, 2012, we recorded an income tax provision of $9.3 on $47.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 19.5%. This compares to an income tax provision for the three months ended July 2, 2011 of $4.7 on $29.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.8%. The effective income tax rate for the three months ended June 30, 2012 was impacted favorably by tax benefits of $2.5 recorded in connection with various audit settlements and statute expirations during the period. The effective income tax rate for the three months ended July 2, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process. In addition, we recorded an income tax benefit of $9.8 associated with the $24.7 impairment charge that was recorded during the three months ended July 2, 2011 related to the goodwill and indefinite-lived intangible assets of SPX Heat Transfer Inc.

For the six months ended June 30, 2012, we recorded an income tax provision of $22.3 on $68.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 32.5%. This compares to an income tax provision for the six months ended July 2, 2011 of $15.5 on $61.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 25.3%. The effective income tax rate for the six months ended June 30, 2012 was impacted negatively by an incremental income tax charge of $6.1 associated with the deconsolidation of the dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes, partially offset by the income tax benefits noted above that were recorded during the second quarter of 2012 in connection with various audit settlements and statute expirations. The effective income tax rate for the six months ended July 2, 2011 was impacted favorably by the Canadian tax benefits of $2.5 and the income tax benefit of $9.8 associated with SPX Heat Transfer Inc. impairment charges noted above.

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during the second half of 2012, resulting in a net gain of approximately $450.0.  We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

We recognized net losses of $0.6 and $0.9 during the three and six months ended June 30, 2012, respectively, and net gains of $2.7 and $0.8 during the three and six months ended July 2, 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K/A for the disclosure of all discontinued businesses during the 2009 through 2011 period.

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

For the three and six months ended June 30, 2012 and July 2, 2011, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Income from discontinued operations	$15.9	$9.3	$23.4	$16.1
Income tax (provision) benefit	(6.2)	0.7	(8.8)	(2.0)
Income from discontinued operations, net	$9.7	$10.0	$14.6	$14.1

For the three and six months ended June 30, 2012 and July 2, 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Revenues	$244.8	$247.2	$471.0	$461.3
Pre-tax income	17.1	10.1	25.1	18.8

RESULTS OF REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for additional details on our reportable segments and our other operating segments.

Non-GAAP Measures— Throughout the following discussion of the results of our reportable and other operating segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non-GAAP Measures.”

Flow Technology Reportable Segment

	Three months ended			Six months ended
	June 30	July 2,		June 30,	July 2,
	2012	2011	% Change	2012	2011	% Change
Revenues	$677.3	$492.8	37.4	$1,305.4	$948.7	37.6
Income	69.8	56.6	23.3	116.2	113.0	2.8
% of revenues	10.3%	11.5%		8.9%	11.9%
Components of revenue growth:
Organic growth			11.9			11.2
Foreign currency			(6.0)			(4.0)
Acquisitions			31.5			30.4
Net revenue growth			37.4			37.6

Revenues— For the three and six months ended June 30, 2012, the increase in revenues, compared to the respective 2011 periods, was due to incremental revenues of $155.0 and $288.3, respectively, associated with the acquisitions of Seital in the first quarter of 2012, Clyde Union and e&e in the fourth quarter of 2011, and Murdoch in the first quarter of 2011, as well as organic revenue growth. These increases were offset partially by the impact of a stronger U.S. dollar during the first half of 2012. The organic revenue growth was attributable primarily to additional sales into the (i) power and energy and industrial end markets in the Americas and (ii) food and beverage and industrial end markets in Asia Pacific.  These increases in organic revenue were offset slightly by decreases in sales in Europe.

Income— For the three and six months ended June 30, 2012, income increased, compared to the respective 2011 periods, primarily as a result of the organic revenue growth noted above, partially offset by the impact of a stronger U.S. dollar in 2012.  Margins for the three and six months ended June 30, 2012 declined, compared to the respective periods in 2011, primarily as a result of the impact of dilution related to Clyde Union’s operating results during the periods, including (i) charges of $1.9 and $8.1, respectively, associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction and subsequently sold in the first and second quarters of 2012, (ii) incremental amortization expense of $3.3 and $6.2, respectively, associated with the intangible assets acquired in the Clyde Union transaction, and (iii) the impact of low-margin projects acquired and then converted to revenue during the first and second quarters of 2012.  In addition, margins during the three and six months ended June 30, 2012 were impacted favorably by the organic revenue growth in the Americas and Asia Pacific and negatively by the declines in organic revenue in Europe.

Thermal Equipment and Services Reportable Segment

	Three months ended			Six months ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011	% Change	2012	2011	% Change
Revenues	$350.2	$431.9	(18.9)	$670.7	$757.2	(11.4)
Income	16.0	35.8	(55.3)	26.3	57.1	(53.9)
% of revenues	4.6%	8.3%		3.9%	7.5%
Components of revenue decline
Organic decline			(11.0)			(5.5)
Foreign currency			(6.3)			(4.6)
Divestitures			(1.6)			(1.3)
Net revenue decline			(18.9)			(11.4)

Revenues — For the three and six months ended June 30, 2012, the decrease in revenues, compared to the respective periods in 2011, primarily was the result of organic revenue declines and a stronger U.S. dollar during 2012. The decrease in organic revenues was due to declines in sales of cooling and thermal products in the Americas and Europe and a decrease in sales of boilers and other heating products due to the unusually mild winter across the majority of the United States. These decreases in organic revenue were offset partially by additional sales of cooling and thermal products in South Africa during the three and six months ended June 30, 2012.

Income— For the three and six months ended June 30, 2012, income and margin decreased, compared to the respective 2011 periods, as a result of the organic revenue declines noted above and a lower proportion of high-margin project revenues in 2012.

Industrial Products and Services

	Three months ended			Six months ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011	% Change	2012	2011	% Change
Revenues	$232.8	$212.1	9.8	$449.4	$415.8	8.1
Income	30.2	24.1	25.3	56.0	51.5	8.7
% of revenues	13.0%	11.4%		12.5%	12.4%
Components of revenue growth:
Organic growth			10.6			8.7
Foreign currency			(0.8)			(0.6)
Acquisitions			—			—
Net revenue growth			9.8			8.1

Revenues — For the three and six months ended June 30, 2012, the increase in revenues, compared to the respective 2011 periods, was due to an increase in organic revenues. The organic revenue growth was due primarily to an increase in power transformer volumes and prices, sales of precision machine components to the aerospace industry, and sales of lighting and monitoring systems. These increases in organic revenue were offset partially by a decline in sales of fare collection systems during the first six months of 2012.

Income— For the three and six months ended June 30, 2012, the increase in income, compared to the respective periods in 2011, was due to the organic revenue growth noted above. These increases in income were offset partially by start-up and unabsorbed costs of approximately $3.0 and $6.6, respectively, during the three and six months ended June 30, 2012 associated with the expansion of our power transformer facility in Waukesha, WI. The margin for the three months ended June 30, 2012 increased, compared to the respective period in 2011, primarily as a result of the improved cost absorption associated with the organic revenue growth. Income and margin for the six months ended July 2, 2011 was impacted favorably by an insurance recovery of $6.3 related to a product liability matter.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 30,	July 2,		June 30,	July 2,
	2012	2011	% Change	2012	2011	% Change
Total consolidated revenues	$1,260.3	$1,136.8	10.9	$2,425.5	$2,121.7	14.3
Corporate expense	22.0	24.2	(9.1)	54.4	56.2	(3.2)
% of revenues	1.7%	2.1%		2.2%	2.6%
Stock-based compensation expense	6.5	6.5	—	28.3	25.7	10.1
Pension and postretirement expense	9.1	9.0	1.1	18.2	18.1	0.6

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the three months ended June 30, 2012 and July 2, 2011 included charges (credits) of $(1.1) and $1.2, respectively, associated with changes in earnings during the respective periods on participant deferred compensation account balances, while the related charges for the six months ended June 30, 2012 and July 2, 2011 were $2.1 and $4.7, respectively.

Stock-based Compensation Expense — The additional stock-based compensation expense for the six months ended June 30, 2012, compared to the respective prior year period, was due primarily to the following:

•                   An increase in the number of participants who met the retirement eligibility requirements under the plan (awards to these individuals are expensed in full at the time of grant); and

•                   The 2012 awards were granted in January, whereas the 2011 awards were granted in March, and, thus, the 2012 grants contributed two additional months of expense during the six months ended June 30, 2012.

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

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. See Note 9 to our condensed consolidated financial statements for additional details on pension and postretirement expense.

OUTLOOK

The following table highlights our backlog as of June 30, 2012 and December 31, 2011 and the revenue and profit margin expectations for our reportable and other operating segments for 2012 based on information available at the time of this report.

Flow Technology reportable segment

In the first half of 2012, the segment experienced a revenue increase of 37.6%, including organic growth of 11.2%. For 2012, we are projecting full year revenues to increase between 30% and 35% as a result of incremental revenues associated with the Clyde Union and other recent acquisitions and increased demand across most of the end markets served by the segment. We are projecting margins to be between 10.5% and 11.0% for 2012, which includes dilution of approximately 115 basis points related to Clyde Union. The segment had backlog of $1,450.0 and $1,440.4 as of June 30, 2012 and December 31, 2011, respectively. We expect to convert approximately 67% of the segment’s June 30, 2012 backlog to revenues during the remainder of 2012.

Thermal Equipment and Services reportable segment

In the first half of 2012, the segment experienced a revenue decline of 11.4%, of which 5.5% was attributable to a decline in organic revenue. We are projecting revenues to decrease between 10% and 13% for the full year 2012, with the related organic revenue decrease attributable primarily to declines in revenue from large evaporative cooling projects in the U.S. and dry cooling projects in Europe. These decreases are expected to be offset partially by increases in organic revenue in South Africa. We are projecting margins to be between 7.3% and 7.6% for 2012. We had backlog of $958.7 and $1,054.9 as of June 30, 2012 and December 31, 2011, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 43% of the segment’s June 30, 2012 backlog to revenues during the remainder of 2012. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

In the first half of 2012, Industrial Products and Services experienced a revenue increase of 8.1%. We are projecting an increase in revenues of between 10% and 13% for the full year 2012, primarily as a result of improving trends for the U.S. power transformer market and our expansion in the large power transformer market. We are projecting margins to be between 13.0% and 13.3% for 2012. Backlog totaled $483.9 and $490.2 as of June 30, 2012 and December 31, 2011, respectively. We expect to convert approximately 63% of the June 30, 2012 backlog to revenues during the remainder of 2012.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 30, 2012 and July 2, 2011.

Cash Flow

	Six months ended
	June 30,	July 2,
	2012	2011
Continuing operations:
Cash flows from (used in) operating activities	$(191.6)	$20.6
Cash flows used in investing activities	(57.1)	(54.4)
Cash flows from financing activities	64.8	8.1
Cash flows used in discontinued operations	(31.5)	(58.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(8.1)	23.6
Net change in cash and equivalents	$(223.5)	$(60.3)

Operating Activities—The increase in cash flows used in operating activities during the six months ended June 30, 2012, as compared to the same period in 2011, was due primarily to the following:

•                  Investments in working capital at Clyde Union of approximately $75.0;

•                  The timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments;

•                  Pension contributions and direct benefit payments during the first half of 2012 of $26.3 compared to $7.8 during the first half of 2011; and

•                  Income tax payments, net of refunds, of $27.3 during the first half of 2012 compared to income tax refunds, net of payments, of $18.8 during the first half of 2011.

Investing Activities— The increase in cash used in investing activities during the six months ended June 30, 2012, as compared to the same period in 2011, was due primarily to an increase in business acquisitions of $30.5 in first half of 2012 compared to $7.4 in the first half of 2011, partially offset by capital expenditures of $37.1 in the first half of 2012 compared to $44.4 in the first half of 2011, and an increase in proceeds from asset sales and other of $8.7 in the first half of 2012 compared to $0.2 in the first half of 2011. The first half of 2012 business acquisition figure related primarily to the Seital transaction, while the first half of 2011 figure related to the Murdoch acquisition. The proceeds from asset sales during the first half of 2012 related primarily to cash of $8.2 received in connection with the sale of certain intangible assets to the joint venture we formed with Shanghai Electric.

Financing Activities— The increase in cash flows from financing activities during the six months ended June 30, 2012, as compared to the same period in 2011, was due primarily to net borrowings of $160.7 in the first half of 2012, compared to net borrowings of $48.3 in the first half of 2011, partially offset by repurchases of SPX common stock of $75.0 in the first half of 2012. There were no repurchases of SPX common stock during the first half of 2011.

Discontinued Operations— Cash flows used in discontinued operations for the six months ended June 30, 2012 and six months ended July 2, 2011 related primarily to our Service Solutions business. The figure for the six months ended July 2, 2011 included $40.2 that was paid by Service Solutions in connection with its acquisition of Teradyne Inc.’s Diagnostic Solutions business.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2012. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2011	Borrowings	Repayments	Other (4)	June 30, 2012
Domestic revolving loan facility	$—	$586.0	$(436.0)	$—	$150.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1(1)	300.0	—	—	—	300.0
Term Loan 2(1)	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	98.0	(59.3)	—	38.7
Other indebtedness (3)	70.2	14.5	(10.6)	0.7	74.8
Total debt	2,001.1	$698.5	$(537.8)	$1.7	2,163.5
Less: short-term debt	71.3				237.4
Less: current maturities of long-term debt(1)	4.2				331.6
Total long-term debt	$1,925.6				$1,594.5

(1)         On February 8, 2012, the lenders agreed, with respect to the proceeds from the pending sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities.  The waiver requires that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2).  As we expect the sale to close during the second half of 2012 and to make these debt repayments at the time of the closing, we have classified $325.0 of the term loans as “Current maturities of long-term debt” within our condensed consolidated balance sheet as of June 30, 2012.  In addition, we have allocated approximately $2.5 and $5.0 of interest expense associated with the $325.0 of expected term loan repayments to discontinued operations within our condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively.

(2)         Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)         Includes balances under a purchase card program of $42.2 and $40.4 at June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At June 30, 2012, we had $378.8 of available borrowing capacity under our revolving credit facilities after giving effect to $150.0 of outstanding borrowings on the revolving loan facility and $71.2 reserved for outstanding letters of credit. In addition, at June 30, 2012, we had $435.3 of available issuance capacity under our foreign trade facility after giving effect to $764.7 reserved for outstanding letters of credit. Lastly, we had $13.6 available borrowing capacity under the trade receivables financing agreement at June 30, 2012 after giving effect to $38.7 of outstanding borrowings.

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

As of June 30, 2012, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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

From time to time, we enter into currency protection agreements to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $121.3 and $66.1 outstanding as of June 30, 2012 and December 31, 2011, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $122.4 and $73.2 at June 30, 2012 and December 31, 2011, respectively.  The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.5 and $3.7 as of June 30, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $2.1 of the unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	June 30, 2012				December 31, 2011
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.5	$—	$(2.1)	$—	$—	$—	$(0.8)	$—
FX embedded derivatives	1.4	—	(1.2)	(14.2)	1.2	—	(0.3)	(14.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At June 30, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 3.3 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 30, 2012 and December 31, 2011, the fair value of these contracts was $0.6 (current liability) and $0.8 (current liability), respectively. The unrealized loss, net of taxes, recorded in AOCI was $0.3 and $0.7 as of June 30, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended June 30, 2012 and July 2, 2011 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at June 30, 2012 for similar debt, was $2,245.9 at June 30, 2012, compared to our carrying value of $2,139.1.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2011. Our total net liabilities for unrecognized tax benefits including interest were $73.0 as of June 30, 2012. We believe that within the next 12 months it is reasonably possible that we could pay approximately $5.0 to $15.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

Contingencies and Other Matters— Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries.  We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolution occurs, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2011 Annual Report on Form 10-K/A, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2011 Annual Report on Form 10-K/A. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2011 Annual Report on Form 10-K/A.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2011 Annual Report on Form 10-K/A, in any subsequent filing with the SEC, as well as any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2012 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the quarter ended June 30, 2012:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan or program

4/1/12 - 4/30/12	416,500	76.27	416,500		(1)

5/1/12 - 5/31/12	—	—	—

6/1/12 - 6/30/12	—	—	—

Total	416,500		416,500

(1)         On February 16, 2012, we adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 in value of shares of our common stock on or before February 14, 2013 in accordance with a share repurchase program authorized by our Board of Directors. During the quarter ended June 30, 2012, we repurchased 0.417 shares of our common stock under this plan. Of the amount under the plan, $75.0 may be repurchased prior to the completion of the sale of Service Solutions, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business. The $75.0 of shares authorized for repurchase prior to the completion of the sale of the Service Solutions business were purchased in full during the six months ended June 30, 2012.

ITEM 6. Exhibits

10.1

2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, filed March 22, 2012.

10.2	Amendment to Waiver to Credit Agreement, dated as of June 7, 2012.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011; (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 1, 2012	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: August 1, 2012	By	/s/ Patrick J. O’Leary
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1

2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, filed March 22, 2012.

10.2	Amendment to Waiver to Credit Agreement, dated as of June 7, 2012.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and July 2, 2011; (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.