Form 10-Q
period 2012-09-29
SPX CORP
filed 2012-10-31
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Common shares outstanding October 26, 2012 50,805,186

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Revenues	$1,249.4	$1,166.0	$3,674.9	$3,287.7
Costs and expenses:
Cost of products sold	912.3	842.4	2,699.1	2,356.9
Selling, general and administrative	235.0	222.5	758.0	696.8
Intangible amortization	9.1	5.6	27.2	16.9
Impairment of goodwill and other intangible assets	—	—	—	24.7
Special charges, net	7.1	7.2	17.9	13.8
Operating income	85.9	88.3	172.7	178.6

Other income (expense), net	—	(33.7)	19.0	(31.6)
Interest expense	(28.7)	(23.8)	(85.1)	(71.5)
Interest income	1.6	1.4	4.5	4.1
Equity earnings in joint ventures	8.6	7.1	25.0	20.9
Income from continuing operations before income taxes	67.4	39.3	136.1	100.5

Income tax (provision) benefit	(12.5)	11.5	(34.8)	(4.0)
Income from continuing operations	54.9	50.8	101.3	96.5

Income from discontinued operations, net of tax	6.0	11.1	21.5	24.4
Gain (loss) on disposition of discontinued operations, net of tax	(0.7)	0.4	(1.6)	1.2
Income from discontinued operations, net of tax	5.3	11.5	19.9	25.6

Net income	60.2	62.3	121.2	122.1
Net income attributable to noncontrolling interests	2.4	1.6	2.5	4.0
Net income attributable to SPX Corporation common shareholders	$57.8	$60.7	$118.7	$118.1

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$52.5	$49.2	$98.8	$92.5
Income from discontinued operations, net of tax	5.3	11.5	19.9	25.6
Net income	$57.8	$60.7	$118.7	$118.1

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.05	$0.97	$1.97	$1.83
Income from discontinued operations attributable to SPX Corporation common shareholders	0.11	0.23	0.40	0.51
Net income per share attributable to SPX Corporation common shareholders	$1.16	$1.20	$2.37	$2.34

Weighted-average number of common shares outstanding — basic	49.958	50.618	50.174	50.480

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.05	$0.97	$1.94	$1.81
Income from discontinued operations attributable to SPX Corporation common shareholders	0.11	0.23	0.40	0.50
Net income per share attributable to SPX Corporation common shareholders	$1.16	$1.20	$2.34	$2.31

Weighted-average number of common shares outstanding — diluted	50.038	50.804	50.799	51.039

Comprehensive income (loss)	$139.6	$(30.1)	$134.9	$153.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 29,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and equivalents	$346.3	$551.0
Accounts receivable, net	1,355.9	1,224.5
Inventories	629.0	591.9
Other current assets	152.7	132.7
Deferred income taxes	97.8	66.4
Assets of discontinued operations	706.7	720.1
Total current assets	3,288.4	3,286.6
Property, plant and equipment:
Land	45.1	48.4
Buildings and leasehold improvements	317.2	302.9
Machinery and equipment	811.1	775.0
	1,173.4	1,126.3
Accumulated depreciation	(516.5)	(476.3)
Property, plant and equipment, net	656.9	650.0
Goodwill	1,810.7	1,773.7
Intangibles, net	967.1	972.4
Other assets	746.0	709.1
TOTAL ASSETS	$7,469.1	$7,391.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$534.2	$643.4
Accrued expenses	1,014.6	982.0
Income taxes payable	28.3	26.7
Short-term debt	223.8	71.3
Current maturities of long-term debt	331.1	4.2
Liabilities of discontinued operations	194.2	234.4
Total current liabilities	2,326.2	1,962.0

Long-term debt	1,594.3	1,925.6
Deferred and other income taxes	167.9	131.1
Other long-term liabilities	1,068.6	1,135.8
Total long-term liabilities	2,830.8	3,192.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,359,852 and 50,784,205 issued and outstanding at September 29, 2012, respectively, and 98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively)	998.0	993.6
Paid-in capital	1,549.5	1,502.2
Retained earnings	2,568.8	2,488.3
Accumulated other comprehensive loss	(233.1)	(246.5)
Common stock in treasury (48,575,647 and 47,629,187 shares at September 29, 2012 and December 31, 2011, respectively)	(2,583.2)	(2,510.3)
Total SPX Corporation shareholders’ equity	2,300.0	2,227.3
Noncontrolling interests	12.1	10.0
Total equity	2,312.1	2,237.3
TOTAL LIABILITIES AND EQUITY	$7,469.1	$7,391.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 29,	October 1,
	2012	2011
Cash flows from (used in) operating activities:
Net income	$121.2	$122.1
Less: Income from discontinued operations, net of tax	19.9	25.6
Income from continuing operations	101.3	96.5
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	17.9	13.8
Impairment of goodwill and other intangible assets	—	24.7
Gain on sale of a business	(20.5)	—
Deferred and other income taxes	5.3	(25.8)
Depreciation and amortization	85.2	64.1
Pension and other employee benefits	43.7	43.2
Stock-based compensation	33.9	32.9
Loss on FX forward contracts and FX embedded derivatives, net	1.4	32.8
Other, net	9.4	5.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(196.6)	(56.5)
Inventories	(15.3)	(107.8)
Accounts payable, accrued expenses and other	(189.8)	0.8
Cash spending on restructuring actions	(15.3)	(17.5)
Net cash from (used in) continuing operations	(139.4)	106.4
Net cash from (used in) discontinued operations	(13.8)	14.8
Net cash from (used in) operating activities	(153.2)	121.2
Cash flows used in investing activities:
Proceeds from asset sales and other	10.2	0.3
(Increase) decrease in restricted cash	1.9	(2.7)
Business acquisitions, net of cash acquired	(30.5)	(8.1)
Capital expenditures	(58.5)	(72.5)
Net cash used in continuing operations	(76.9)	(83.0)
Net cash used in discontinued operations	(4.0)	(50.0)
Net cash used in investing activities	(80.9)	(133.0)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	886.0	660.0
Repayments under senior credit facilities	(781.9)	(660.0)
Repayments under senior notes	—	(49.5)
Borrowings under trade receivables agreement	127.3	96.0
Repayments under trade receivables agreement	(81.3)	(50.0)
Net borrowings (repayments) under other financing arrangements	(4.8)	1.5
Purchases of common stock	(75.0)	—
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	5.1	—
Financing fees paid	(0.2)	(11.7)
Dividends paid (includes noncontrolling interest distributions of $0.7 and $2.9 for the nine months ended September 29, 2012 and October 1, 2011, respectively)	(38.5)	(40.7)
Net cash from (used in) continuing operations	36.7	(54.4)
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	36.7	(54.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(7.3)	7.0
Net change in cash and equivalents	(204.7)	(59.2)
Consolidated cash and equivalents, beginning of period	551.0	455.4
Consolidated cash and equivalents, end of period	$346.3	$396.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; in millions, except per share data)

(1)           BASIS OF PRESENTATION

We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The financial statements represent our accounts after the elimination of intercompany transactions and, in our opinion, include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

Our significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and its revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $127.5 and $8.6 and $121.8 and $6.7 for the three months ended September 29, 2012 and October 1, 2011, respectively. For the nine months ended September 29, 2012 and October 1, 2011, EGS’s revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $387.2 and $25.1 and $355.1 and $20.0, respectively. The Shanghai Electric JV’s revenues and our equity earnings, as included in our condensed consolidated statements of operations, were not material for the three and nine months ended September 29, 2012. See Note 3 for further details on the Shanghai Electric JV.

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

In July 2012, the FASB issued an amendment to guidance related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing such assets for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the indefinite-lived intangible asset is impaired, then the entity shall calculate the fair value of the intangible asset and perform the quantitative impairment test in accordance with the Intangibles — Goodwill and Other Topic of the Codification. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

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

On December 22, 2011, in our Flow Technology reportable segment, we completed the acquisition of Clyde Union (Holdings) S.A.R.L. (“Clyde Union”), a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 British Pounds (“GBP”), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than zero or more than GBP 250.0. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

We financed the acquisition with available cash and committed senior secured financing. See Note 10 to the condensed consolidated financial statements for further details on the senior secured financing. The estimated fair value of the contingent consideration (earn-out payment) was less than $1.0 at September 29, 2012 as well as at December 31, 2011.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair values as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations. We are continuing to revise and finalize our estimates of fair value for certain assets and liabilities, which resulted in a net increase to goodwill of $57.9 during the nine months ended September 29, 2012. We will finalize our estimates of fair value during the fourth quarter of 2012.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Clyde Union at the date of acquisition, and reflects acquisition accounting adjustments recorded during the first three quarters of 2012:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$352.3
Property, plant and equipment	76.7
Goodwill	372.7
Intangible assets	378.8
Other assets	25.1
Total assets acquired	1,205.6
Liabilities assumed:
Current liabilities	270.4
Other long-term liabilities	166.4
Total liabilities assumed	436.8
Noncontrolling interests	1.8
Net assets acquired	$767.0

The identifiable intangible assets acquired consist of trademarks, customer lists, customer relationships and technology of $76.8, $7.5, $234.4 and $60.1, respectively, with such amounts based on a preliminary assessment of the related fair values. The customer lists, customer relationships and technology assets are being amortized over 1.5, 30.0 and 27.0 years, respectively.

The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union’s operations and expected market growth for existing Clyde Union operations, as well as other factors. None of this goodwill is deductible for income tax purposes.

The following unaudited pro forma information presents our after-tax results of operations for the three and nine months ended October 1, 2011, as if the acquisition of Clyde Union had taken place on January 1, 2011. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Clyde Union. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to the October 1, 2011 historical results for the periods presented:

•                  Additional depreciation and amortization expense associated with the fair value adjustments to the acquired Clyde Union property, plant and equipment and intangible assets of $1.1 and $3.1 for the three and nine months ended October 1, 2011, respectively.

•                  The elimination of interest expense related to the portion of Clyde Union’s long-term debt that was paid off at the time of the acquisition of $3.2 and $10.0 for the three and nine months ended October 1, 2011, respectively.

•                  The addition of interest expense associated with the term loans that were drawn down in order to finance the Clyde Union acquisition of $5.3 and $15.2 for the three and nine months ended October 1, 2011, respectively.

•                  The elimination of rent expense associated with a facility in Scotland that had been leased by Clyde Union and that we purchased on December 23, 2011 of $0.6 and $1.6 for the three and nine months ended October 1, 2011, respectively.

•                  A reduction in bonding costs for Clyde Union due to more favorable rates under our senior credit facilities of $1.7 and $4.2 for the three and nine months ended October 1, 2011, respectively.

•                  The above modifications were adjusted for the applicable income tax impact.

	Three months ended	Nine months ended
	October 1, 2011	October 1, 2011
Revenues	$1,269.8	$3,618.4
Income from continuing operations attributable to SPX Corporation common shareholders	42.0	77.7
Net income attributable to SPX Corporation common shareholders	53.5	103.3
Income from continuing operations attributable to SPX Corporation common shareholders:
Basic	$0.83	$1.54
Diluted	$0.83	$1.52
Net income attributable to SPX Corporation common shareholders:
Basic	$1.06	$2.05
Diluted	$1.05	$2.02

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during December 2012, resulting in a net gain of approximately $450.0. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

In addition to the business discussed above, we recognized net losses of $0.7 and $1.6 during the three and nine months ended September 29, 2012, respectively, and net gains of $0.4 and $1.2 during the three and nine months ended October 1, 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K/A for the disclosure of all discontinued businesses during the 2009 through 2011 period.

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

For the three and nine months ended September 29, 2012 and October 1, 2011, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Income from discontinued operations	$8.4	$18.5	$31.8	$34.6
Income tax provision	(3.1)	(7.0)	(11.9)	(9.0)
Income from discontinued operations, net	$5.3	$11.5	$19.9	$25.6

For the three and nine months ended September 29, 2012 and October 1, 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Revenues	$196.9	$221.2	$667.9	$682.5
Pre-tax income	9.5	17.8	34.6	36.6

The major classes of assets and liabilities, excluding intercompany balances, of the business reported as a discontinued operation included in the accompanying condensed consolidated balance sheets are shown below:

	September 29,	December 31,
	2012	2011
Assets:
Accounts receivable, net	$180.1	$191.8
Inventories	134.9	127.7
Other current assets	15.0	9.3
Property, plant and equipment, net	46.4	48.7
Goodwill and intangibles, net	279.2	283.9
Other assets	51.1	58.7
Assets of discontinued operations	$706.7	720.1

Liabilities:
Accounts payable	$72.5	$109.3
Accrued expenses	106.1	109.4
Income taxes payable	0.7	1.5
Deferred and other income taxes	6.0	6.6
Other liabilities	8.9	7.6
Liabilities of discontinued operations	$194.2	$234.4

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established the Shanghai Electric JV, a joint venture to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture, for which we will receive a royalty. We also will continue to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was received January 13, 2012. We accounted for the transaction under the deconsolidation criteria of the Codification and thus recorded a pre-tax gain during the first quarter of 2012 of $20.5 within “Other income (expense), net.” The amount of the pre-tax gain is equal to the difference between (i) the fair value of the consideration received and to be received plus the fair value of our retained non-controlling investment in the dry cooling products business in China and (ii) the carrying value of the assets contributed and sold to the joint venture. We account for our investment in the Shanghai Electric JV under the equity method of accounting, as we exercise significant influence but do not have control over the joint venture. The carrying amount of our investment in the Shanghai Electric JV was $33.2 at September 29, 2012 and is reported in “Other assets” within our condensed consolidated balance sheet.

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

Prior to 2012, we aggregated our operating segments into four reportable segments; however, because of the impending sale of our Service Solutions business (a business previously reported within the Test & Measurement reportable segment) and its current classification as a discontinued operation, we are no longer reporting the remaining two businesses of the Test & Measurement reportable segment as a separate reportable segment, as the operating results of these two businesses have not been, and are not expected to be, material to our consolidated operating results. These two businesses, along with our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, have been combined within our “All Other” category, which we refer to as Industrial Products and Services. This is not considered a reportable segment.

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

Thermal Equipment and Services Reportable Segment

Our Thermal Equipment and Services segment engineers, manufactures and services cooling, heating and ventilation products for markets throughout the world. Primary offerings include dry, wet and hybrid cooling systems for the power generation, refrigeration, HVAC and industrial markets, as well as boiler, heating and ventilation products for the commercial and residential markets. This segment also provides thermal components for power generation plants and engineered services to maintain, refurbish, upgrade and modernize power stations. The segment continues to focus on expanding its global reach, as well as its thermal components and service offerings. The segment’s South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest.

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

Financial data for our reportable segments and other operating segments, including the results of acquisitions from the dates of the respective acquisitions, were as follows:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Revenues (1):
Flow Technology reportable segment	$648.6	$527.9	$1,954.0	$1,476.6
Thermal Equipment and Services reportable segment	381.0	433.9	1,051.7	1,191.1
Industrial Products and Services	219.8	204.2	669.2	620.0
Total revenues	$1,249.4	$1,166.0	$3,674.9	$3,287.7

Income:
Flow Technology reportable segment	$78.1	$70.1	$194.3	$183.1
Thermal Equipment and Services reportable segment	30.0	40.8	56.3	97.9
Industrial Products and Services	26.1	27.1	82.1	78.6
Total income for reportable and other operating segments	134.2	138.0	332.7	359.6

Corporate expense	(24.9)	(26.7)	(79.3)	(82.9)
Pension and postretirement expense	(10.7)	(8.6)	(28.9)	(26.7)
Stock-based compensation expense	(5.6)	(7.2)	(33.9)	(32.9)
Impairment of goodwill and other intangible assets	—	—	—	(24.7)
Special charges, net	(7.1)	(7.2)	(17.9)	(13.8)

Consolidated operating income	$85.9	$88.3	$172.7	$178.6

(1)                              Under the percentage of completion method, we recognized revenues of $394.9 and $375.9 in the three months ended September 29, 2012 and October 1, 2011, respectively. For the nine months ended September 29, 2012 and October 1, 2011, revenues under the percentage of completion method were $1,129.6 and $1,074.8, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $401.0 and $355.9 as of September 29, 2012 and December 31, 2011, respectively, and are reported as a component of “Accounts receivable, net.” Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $294.3 and $279.0 as of September 29, 2012 and December 31, 2011, respectively. The September 29, 2012 balance includes $293.5 reported as a component of “Accrued expenses” and $0.8 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet. The December 31, 2011 balance includes $275.4 reported as a component of “Accrued expenses” and $3.6 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)           SPECIAL CHARGES

Special charges, net, for the three and nine months ended September 29, 2012 and October 1, 2011 are summarized and described in more detail below:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Flow Technology reportable segment	$5.5	$5.6	$12.7	$9.4
Thermal Equipment and Services reportable segment	0.4	—	2.8	1.8
Industrial Products and Services	1.0	1.5	1.0	2.3
Corporate	0.2	0.1	1.4	0.3
Total	$7.1	$7.2	$17.9	$13.8

Flow Technology reportable segment — Charges for the three and nine months ended September 29, 2012 related primarily to cost reduction initiatives for the segment’s components business in Europe and at locations in Canada and Denmark, as well as costs associated with the relocation of the segment’s Americas shared service center from Des Plaines, IL to Charlotte, NC, the initial integration of Clyde Union, and the reorganization of the segment’s systems business. Charges for the three months ended October 1, 2011 related primarily to headcount reductions at facilities in Germany and China, and lease exit costs for a facility in Denmark. In addition, charges for the nine months ended October 1, 2011 included charges related to the integration of Anhydro and Gerstenberg (businesses acquired in 2010), the reorganization of the segment’s systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010.

Thermal Equipment and Services reportable segment— Charges for the three and nine months ended September 29, 2012 related primarily to costs associated with restructuring initiatives at two locations in China, including asset impairment charges of $0.1 and $1.4, respectively, and severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. Charges for the nine months ended October 1, 2011 related primarily to costs associated with headcount reductions at facilities in Germany and Italy and lease exit costs associated with two facilities in Germany.

Industrial Products and Services — Charges for the three and nine months ended September 29, 2012 related primarily to asset impairment charges of $0.7.  Charges for the three months ended October 1, 2011 related primarily to costs associated with headcount reductions at a facility in Raymond, ME.  In addition, charges for the nine months ended October 1, 2011 included an impairment charge of $0.8.

Corporate — Charges for the three and nine months ended September 29, 2012 related primarily to costs associated with consolidating certain corporate functions and our legal entity reduction initiative. Charges for the three and nine months ended October 1, 2011 related primarily to our legal entity reduction initiative.

The following is an analysis of our restructuring and integration liabilities for the nine months ended September 29, 2012 and October 1, 2011:

	Nine months ended
	September 29,	October 1,
	2012	2011
Beginning balance	$11.0	$17.6
Special charges (1)	14.9	13.0
Utilization — cash	(15.3)	(17.5)
Currency translation adjustment and other	0.1	0.5
Ending balance	$10.7	$13.6

(1)                                  The nine months ended September 29, 2012 and October 1, 2011 exclude $3.0 and $0.8, respectively, of non-cash charges that did not impact the restructuring and integration related liabilities.

(6)                                 INVENTORIES

Inventories comprised the following amounts:

	September 29,	December 31,
	2012	2011
Finished goods	$183.1	$163.9
Work in process	181.7	179.5
Raw material and purchased parts	288.4	271.5
Total FIFO cost	653.2	614.9
Excess of FIFO cost over LIFO inventory value	(24.2)	(23.0)
Total inventories	$629.0	$591.9

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 19% and 15% of the total inventory at September 29, 2012 and December 31, 2011, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $4.1 and $3.7 at September 29, 2012 and December 31, 2011, respectively.

(7)                                GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		resulting from		Currency
	December 31,	business		Translation	September 29,
	2011	combinations	Impairments	and other (1)	2012
Flow Technology reportable segment
Gross Goodwill	$1,019.9	$24.9	$—	$39.1	$1,083.9
Accumulated Impairments	—	—	—	—	—
Goodwill	1,019.9	24.9	—	39.1	1,083.9

Thermal Equipment and Services reportable segment
Gross Goodwill	597.8	—	—	(27.6)	570.2
Accumulated Impairments	(134.9)	—	—	—	(134.9)
Goodwill	462.9	—	—	(27.6)	435.3

Industrial Products and Services
Gross Goodwill	450.6	—	—	2.6	453.2
Accumulated Impairments	(159.7)	—	—	(2.0)	(161.7)
Goodwill	290.9	—	—	0.6	291.5

Total
Gross Goodwill	2,068.3	24.9	—	14.1	2,107.3
Accumulated Impairments	(294.6)	—	—	(2.0)	(296.6)
Goodwill	$1,773.7	$24.9	$—	$12.1	$1,810.7

(1)                                 Includes adjustments resulting from revisions to estimates of fair value of certain assets and liabilities associated with Clyde Union and other acquisitions of $56.7, partially offset by the allocation of goodwill of $24.3 related to the deconsolidation of our dry cooling products business in China (see Note 3) and reductions in goodwill associated with foreign currency translation adjustments of $20.3.

Other Intangibles

Identifiable intangible assets comprise the following:

	September 29, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$8.5	$(7.9)	$0.6	$8.5	$(7.6)	$0.9
Technology	188.4	(38.3)	150.1	182.2	(30.5)	151.7
Customer relationships	416.0	(58.5)	357.5	400.4	(44.7)	355.7
Other	33.4	(16.3)	17.1	38.7	(11.0)	27.7
	646.3	(121.0)	525.3	629.8	(93.8)	536.0
Trademarks with indefinite lives	441.8	—	441.8	436.4	—	436.4
Total	$1,088.1	$(121.0)	$967.1	$1,066.2	$(93.8)	$972.4

Estimated annual amortization expense related to these intangible assets is $9.2 for the remainder of 2012, $35.0 in 2013, $30.6 in 2014, $30.1 in 2015, and $29.9 in 2016.

At September 29, 2012, the net carrying value of intangible assets with determinable lives consisted of $461.3 in the Flow Technology reportable segment, $53.6 in the Thermal Equipment and Services reportable segment, and $10.4 in Industrial Products and Services. Trademarks with indefinite lives consisted of $287.5 in the Flow Technology reportable segment, $130.2 in the Thermal Equipment and Services reportable segment, and $24.1 in Industrial Products and Services.

We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process.  In addition, we test goodwill for impairment on a more frequent basis if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.  A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates.  Such indications may include:  a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.

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

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first nine months of 2012 and 2011:

	Nine months ended
	September 29,	October 1,
	2012	2011
Balance at beginning of period	$56.7	$47.7
Acquisitions	—	0.2
Provisions	17.0	14.1
Usage	(18.9)	(14.1)
Balance at end of period	54.8	47.9
Less: Current portion of warranty	45.0	39.9
Non-current portion of warranty	$9.8	$8.0

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Service cost	$2.9	$2.5	$7.6	$7.5
Interest cost	13.6	14.4	40.6	43.1
Expected return on plan assets	(15.7)	(16.6)	(47.5)	(49.3)
Amortization of unrecognized losses	7.6	5.8	21.3	17.4
Amortization of unrecognized prior service credits	(0.2)	(0.3)	(0.4)	(0.7)
Curtailment loss	—	—	0.1	—
Total net periodic benefit expense	8.2	5.8	21.7	18.0
Less: Net periodic benefit expense of discontinued operations	—	—	—	—
Net periodic benefit expense of continuing operations	$8.2	$5.8	$21.7	$18.0

Foreign Pension Plans

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Service cost	$0.7	$0.6	$2.0	$1.9
Interest cost	3.6	3.8	10.8	11.0
Expected return on plan assets	(4.2)	(4.1)	(12.4)	(12.4)
Amortization of unrecognized losses	0.4	0.3	1.1	0.8
Total net periodic benefit expense	0.5	0.6	1.5	1.3
Less: Net periodic benefit expense of discontinued operations	0.3	0.4	0.9	0.6
Net periodic benefit expense of continuing operations	$0.2	$0.2	$0.6	$0.7

Postretirement Plans

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.7	1.7	4.6	5.3
Amortization of unrecognized losses	0.8	1.2	2.7	3.5
Amortization of unrecognized prior service credits	(0.3)	(0.4)	(1.0)	(1.1)
Net periodic postretirement benefit expense of continuing operations	$2.3	$2.6	$6.6	$8.0

During the first nine months of 2012, we made contributions and direct benefit payments of approximately $39.0 to our foreign and domestic pension plans, of which $1.2 related to businesses classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 29, 2012:

	December 31,				September 29,
	2011	Borrowings	Repayments	Other (4)	2012
Domestic revolving loan facility	$—	$886.0	$(750.0)	$—	$136.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1(1)	300.0	—	—	—	300.0
Term Loan 2(1)	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	127.3	(81.3)	—	46.0
Other indebtedness (3)	70.2	13.9	(18.7)	1.8	67.2
Total debt	2,001.1	$1,027.2	$(881.9)	$2.8	2,149.2
Less: short-term debt	71.3				223.8
Less: current maturities of long-term debt(1)	4.2				331.1
Total long-term debt	$1,925.6				$1,594.3

(1)

On February 8, 2012, the lenders under our senior credit facilities agreed, with respect to the proceeds from the pending sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities. The waiver requires that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans under our senior credit facilities ($300.0 for Term Loan 1 and $25.0 for Term Loan 2).  As we expect the sale to close in December 2012 and to make these debt repayments at the time of the closing, we have classified $325.0 of the term loans as ‘‘Current maturities of long-term debt’’ within our condensed consolidated balance sheet as of September 29, 2012.  In addition, we have allocated approximately $2.0 and $7.0 of interest expense associated with the $325.0 of expected term loan repayments to discontinued operations within our condensed consolidated statements of operations for the three and nine months ended September 29, 2012, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available.

(3)	Includes balances under a purchase card program of $36.9 and $40.4 at September 29, 2012 and December 31, 2011, respectively.

(4)	“Other” includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

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

At September 29, 2012, we had $70.3 and $798.7 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $5.7 of letters of credit outstanding under separate arrangements in China, India and South Africa.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.39% at September 29, 2012.

At September 29, 2012, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.  In addition, we were in compliance with all covenant provisions of our senior notes as of September 29, 2012.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $115.2 and $66.1 outstanding as of September 29, 2012 and December 31, 2011, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. We had FX embedded derivatives with an aggregate notional amount outstanding of $111.4 and $73.2 at September 29, 2012 and December 31, 2011, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.6 and $3.7 as of

September 29, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $2.8 of the unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At September 29, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 4.1 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.3 and $(0.7) as of September 29, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.  The amount of gain/loss recognized during the periods ended September 29, 2012 and October 1, 2011 related to the ineffectiveness of the hedges was not material.

The following summarizes the fair value of our derivative financial instruments:

	September 29, 2012		December 31, 2011
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Derivative contracts designated as hedging instruments:
FX forward contracts	Other current assets	$1.2	Other current assets	$—
Commodity contracts	Other current assets	0.7	Other current assets	—
		$1.9		$—

FX forward contracts	Accrued expenses	$(2.0)	Accrued expenses	$(0.4)
Commodity contracts	Accrued expenses	—	Accrued expenses	(0.8)
		$(2.0)		$(1.2)

Derivative contracts not designated as hedging instruments:
FX embedded derivatives	Other current assets	$0.7	Other current assets	$1.2

FX forward contracts	Accrued expenses	$(0.6)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(2.2)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(12.9)	Other long-term liabilities	(14.8)
		$(15.7)		$(15.5)

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended September 29, 2012 and October 1, 2011:

	Amount of gain (loss)			Amount of gain (loss)
	recognized in AOCI,			reclassified from AOCI to
	pre-tax (1)		Classification of gain (loss)	income, pre-tax (1)
	2012	2011	reclassified from AOCI	2012	2011
FX forward contracts	$(0.6)	$0.4	Cost of products sold	$(0.8)	$0.1
Commodity contracts	0.8	(2.4)	Cost of products sold	0.3	0.1
	$0.2	$(2.0)		$(0.5)	$0.2

The following summarizes the effect of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the nine months ended September 29, 2012 and October 1, 2011:

	Amount of gain (loss)			Amount of gain (loss)
	recognized in AOCI,			reclassified from AOCI to
	pre-tax (1)		Classification of gain (loss)	income, pre-tax (1)
	2012	2011	reclassified from AOCI	2012	2011
FX forward contracts	$(1.2)	$0.4	Cost of products sold	$(1.2)	$(0.4)
Commodity contracts	1.0	(2.4)	Cost of products sold	(0.7)	0.9
	$(0.2)	$(2.0)		$(1.9)	$0.5

(1)

During the three and nine months ended September 29, 2012, losses of $0.2 and $0.3 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the nine months ended October 1, 2011, losses of $0.2 were recognized in other expense, net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended September 29, 2012 and October 1, 2011:

	Classification of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2012	2011
FX forward contracts	Other expense, net	$1.8	$(35.2)
FX embedded derivatives	Other expense, net	(1.8)	3.8
		$—	$(31.4)

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the nine months ended September 29, 2012 and October 1, 2011:

	Classification of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2012	2011
FX forward contracts	Other expense, net	$2.0	$(33.6)
FX embedded derivatives	Other expense, net	(3.1)	1.0
		$(1.1)	$(32.6)

(12)         EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Weighted-average shares outstanding used in basic income per share	49.958	50.618	50.174	50.480
Dilutive securities — employee stock options and restricted stock units	0.080	0.186	0.625	0.559
Weighted-average number of common and dilutive securities used for calculating diluted income per share	50.038	50.804	50.799	51.039

The total number of stock options that were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.003 for both the three and nine months ended September 29, 2012, respectively, and 0.128 and 0.093 for the three and nine months ended October 1, 2011, respectively. For the three and nine months ended September 29, 2012, 1.784 and 0.931 unvested restricted stock units, respectively, were excluded from the computation of diluted income per share, compared to 1.316 and 0.443 for the three and nine months ended October 1, 2011.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, up to 3.423 shares of our common stock were available for grant at September 29, 2012. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

During the nine months ended September 29, 2012 and October 1, 2011, we classified excess tax benefits from stock-based compensation of $3.4 and $6.5, respectively, as financing cash flows and included such amounts in “Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements” within our condensed consolidated statements of cash flows.

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

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2002 Stock Compensation Plan. Under the Directors’ Plan, up to 0.013 shares of our common stock were available for grant at September 29, 2012. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business on the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004. All outstanding options are vested as of September 29, 2012.

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock and restricted stock units totaled $33.9 and $32.9 for the nine months ended September 29, 2012 and October 1, 2011, respectively, with the related tax benefit being $12.9 and $12.3 for the periods ended September 29, 2012 and October 1, 2011, respectively.

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2012 and March 1, 2011:

				Correlation
				between total
				shareholder
	Annual expected			return for SPX
	stock price	Annual expected		and S&P 500
	volatility	dividend yield	Risk-free interest rate	Composite Index
January 2, 2012:
SPX Corporation	44.3%	1.60%	0.44%	0.7365
S&P 500 Composite Index	23.1%	n/a	0.44%
March 1, 2011:
SPX Corporation	61.0%	1.27%	1.03%	0.7559
S&P 500 Composite Index	30.3%	n/a	1.03%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2011 through September 29, 2012:

		Weighted-Average
	Unvested Restricted Stock	Grant-Date Fair
	and Restricted Stock Units	Value Per Share
Outstanding at December 31, 2011	1.440	$54.38
Granted	0.807	50.33
Vested	(0.204)	35.03
Forfeited	(0.044)	55.20
Outstanding at September 29, 2012	1.999	54.73

As of September 29, 2012, there was $22.3 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.6 years.

The following table shows stock option activity from December 31, 2011 through September 29, 2012:

		Weighted-
		Average Exercise
	Shares	Price
Options outstanding and exercisable at December 31, 2011	0.364	$54.87
Exercised	(0.151)	39.73
Forfeited	(0.177)	69.42
Options outstanding and exercisable at September 29, 2012	0.036	46.93

The weighted-average remaining term, in years, of stock options outstanding and exercisable at September 29, 2012 was 0.5. The total number of in-the-money options exercisable on September 29, 2012 was 0.033. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on September 29, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at September 29, 2012 was $0.8. The aggregate intrinsic value of options exercised during the first nine months of 2012 was $5.3, while the related amount for the first nine months of 2011 was $2.5.

Accumulated Other Comprehensive Loss

The components of the balance sheet caption “Accumulated other comprehensive loss” were as follows:

	September 29,	December 31,
	2012	2011
Foreign currency translation adjustment	$200.3	$199.7
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.3 and $2.9, respectively	(3.3)	(4.4)
Net unrealized losses on available-for-sale securities	(3.0)	(1.5)
Pension and postretirement liability adjustment and other, net of tax benefit of $266.7 and $274.3, respectively (1)	(427.1)	(440.3)
Accumulated other comprehensive loss	$(233.1)	$(246.5)

(1)	At both September 29, 2012 and December 31, 2011, includes $3.8 related to our share of the pension liability adjustment for EGS.

Common Stock in Treasury

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 0.992 shares of our common stock were repurchased for cash consideration of $75.0, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business, in accordance with the share repurchase program. There were no common stock repurchases during the nine months ended October 1, 2011.

During the nine months ended September 29, 2012, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.9 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the nine months ended October 1, 2011, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.7 and increased by $7.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first three quarters of 2012 and 2011 were $0.25 per share and totaled $12.8, $12.7 and $12.7 during the first, second and third quarters of 2012, respectively, and $12.7, $12.8 and $12.7 during the first, second and third quarters of 2011, respectively. Third quarter dividends were paid on October 3, 2012 and October 4, 2011.

Changes in Equity

A summary of the changes in equity for the three months ended September 29, 2012 and October 1, 2011 is provided below:

	September 29, 2012			October 1, 2011
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, beginning of period	$2,165.2	$10.1	$2,175.3	$2,287.4	$6.3	$2,293.7
Net income	57.8	2.4	60.2	60.7	1.6	62.3
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.3) and $1.0 for the three months ended September 29, 2012 and October 1, 2011, respectively	0.5	—	0.5	(1.2)	—	(1.2)
Net unrealized loss on available-for-sale securities	(2.9)	—	(2.9)	(2.5)	—	(2.5)
Pension liability adjustment, net of tax provision of $2.5 and $3.2 for the three months ended September 29, 2012 and October 1, 2011, respectively	3.7	—	3.7	4.1	—	4.1
Foreign currency translation adjustments	77.8	0.3	78.1	(92.1)	(0.7)	(92.8)
Total comprehensive income (loss)	136.9	2.7	139.6	(31.0)	0.9	(30.1)
Dividends declared	(12.7)	—	(12.7)	(12.7)	—	(12.7)
Exercise of stock options and other incentive plan activity, including tax benefit of $0.1 and $0.2 for the three months ended September 29, 2012 and October 1, 2011, respectively	4.6	—	4.6	5.1	—	5.1
Amortization of restricted stock and stock unit grants, including $0.4 and $0.6 relating to discontinued operations for the three months ended September 29, 2012 and October 1, 2011 respectively	6.0	—	6.0	7.8	—	7.8
Dividends attributable to noncontrolling interest		(0.7)	(0.7)	—	—	—
Equity, end of period	$2,300.0	$12.1	$2,312.1	$2,256.6	$7.2	$2,263.8

A summary of the changes in equity for the nine months ended September 29, 2012 and October 1, 2011 is provided below:

	September 29, 2012			October 1, 2011
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interest	Equity	Equity	Interest	Equity
Equity, beginning of period	$2,227.3	$10.0	$2,237.3	$2,097.7	$6.3	$2,104.0
Net income	118.7	2.5	121.2	118.1	4.0	122.1
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.6) and $1.0 for the nine months ended September 29, 2012 and October 1, 2011, respectively	1.1	—	1.1	(1.5)	—	(1.5)
Net unrealized loss on available-for-sale securities	(1.5)	—	(1.5)	(7.7)	—	(7.7)
Pension liability adjustment, net of tax provision of $7.6 and $7.8 for the nine months ended September 29, 2012 and October 1, 2011, respectively	13.2	—	13.2	11.1	—	11.1
Foreign currency translation adjustments	0.6	0.3	0.9	29.8	(0.1)	29.7
Total comprehensive income	132.1	2.8	134.9	149.8	3.9	153.7
Dividends declared	(38.2)	—	(38.2)	(38.2)	—	(38.2)
Exercise of stock options and other incentive plan activity, including tax benefit of $3.6 and $5.9 for the nine months ended September 29, 2012 and October 1, 2011, respectively	23.2	—	23.2	29.4	—	29.4
Amortization of restricted stock and stock unit grants, including $1.0 and $1.6 relating to discontinued operations for the nine months ended September 29, 2012 and October 1, 2011, respectively	34.9	—	34.9	34.5	—	34.5
Restricted stock and restricted stock unit vesting, net of tax withholdings	(4.3)	—	(4.3)	(16.6)	—	(16.6)
Common stock repurchases	(75.0)	—	(75.0)	—	—	—
Dividends attributable to noncontrolling interest	—	(0.7)	(0.7)	—	(4.1)	(4.1)
Other changes in noncontrolling interest	—	—	—	—	1.1	1.1
Equity, end of period	$2,300.0	$12.1	$2,312.1	$2,256.6	$7.2	$2,263.8

(13)         CONTINGENCIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. In addition, we have increased our self-insurance limits over the past several years. While we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $543.7 (including $497.1 for risk management matters) and $558.3 (including $495.6 for risk management matters) at September 29, 2012 and December 31, 2011, respectively. Of these amounts, $488.5 and $491.8 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 29, 2012 and December 31, 2011, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $428.5 and $428.9 at September 29, 2012 and December 31, 2011, respectively, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in aggregate, on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 97 sites that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites at which the liability has not been settled, and only 8 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a

“de minimis” potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of September 29, 2012, our share of the aggregate contract value on open consortium arrangements was $269.0 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $672.5. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. At September 29, 2012 and December 31, 2011, we recorded liabilities of $1.7 and $1.9, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

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

(14)         INCOME TAXES

Uncertain Tax Positions

As of September 29, 2012, we had gross unrecognized tax benefits of $85.0 (net unrecognized tax benefits of $66.0), of which $63.6, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 29, 2012, gross accrued interest excluded from the amounts above totaled $13.4 (net accrued interest of $11.0). There were no significant penalties recorded during the three and nine months ended September 29, 2012 or October 1, 2011.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $25.0 to $35.0.

Other Tax Matters

The effective income tax rate for the quarter ended September 29, 2012 was 18.5%, compared to (29.3)% for the quarter ended October 1, 2011. The current quarter’s rate was impacted by income tax benefits of $4.2 recorded in connection with various audit settlements and statute expirations during the period and a benefit of $2.8 associated with a reduction in deferred tax liabilities resulting from the newly enacted corporate tax rates in the United Kingdom. The effective income tax rate for the three months ended October 1, 2011 was impacted favorably by an income tax benefit of $27.8 related to the release of a valuation allowance that had been recorded against our foreign tax credit carryforwards, partially offset by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

The effective income tax rate for the nine months ended September 29, 2012 was 25.6%, compared to 4.0% for the comparable period in 2011. The effective income tax rate for the nine months ended September 29, 2012 was impacted favorably by the tax benefits noted above for the three months ended September 29, 2012 and tax benefits of $2.5 recorded in the second quarter of 2012 in connection with various audit settlements and statute expirations. These benefits are offset partially by an incremental tax charge of $6.1 associated with the deconsolidation of the dry cooling products business in China, as the goodwill allocated to the transaction is not deductible for tax purposes. The effective income tax rate for the nine months ended October 1, 2011 was impacted by the net income tax benefits of $20.9 noted above for the quarter ended October 1, 2011, along with tax benefits of $2.5 recorded during the first half of 2011 associated with the conclusion of the Canadian appeals process and $4.5 related to the expansion of our power transformer facility in Waukesha, WI.

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

The IRS concluded its audit of our 2008 and 2009 federal income tax returns during the quarter ended June 30, 2012 and issued a Revenue Agent’s Report (“RAR”). We disagree with and have protested certain adjustments within the RAR to the Appeals Office of the IRS. While resolution of these issues may result in tax liabilities that differ from the accruals established, we believe any contingencies are adequately provided for, and will not have a material adverse effect on our financial position, results of operations or liquidity. We reasonably expect to conclude this appeals process within the next twelve months. During the quarter ended September 29, 2012, the IRS initiated an audit of our 2010 and 2011 federal income tax returns. With regard to this audit, we believe any contingencies are adequately provided for.

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

We have various foreign income tax returns under examination. Significant jurisdictions with tax examinations underway include Canada for the 2000 to 2002 and 2006 tax returns, Germany for the 2005 to 2009 tax returns and Denmark for the 2006 to 2010 tax returns. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

There were no changes during the three and nine months ended September 29, 2012 and October 1, 2011 to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three and nine months ended September 29, 2012 and October 1, 2011.

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

As of September 29, 2012, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

Investments in Equity Securities

Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.7 and $5.2 at September 29, 2012 and December 31, 2011, respectively.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At September 29, 2012 and December 31, 2011, these assets had a fair value of $7.6 and $7.8, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of September 29, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX forward contracts, FX embedded derivatives and commodity contracts	$—	$2.6	$—
Noncurrent assets — Investment in equity securities and available-for-sale securities	3.7	—	7.6
Current liabilities — FX forward contracts and FX embedded derivatives	—	4.8	—
Long-term liabilities — FX embedded derivatives	—	12.9	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$1.2	$—
Current assets — Investment in equity securities and available-for-sale securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 29, 2012 and October 1, 2011, including net unrealized losses included in earnings.

	Nine months ended
	September 29, 2012	October 1, 2011
Balance at beginning of period	$7.8	$8.5
Purchases	—	—
Losses included in earnings	(0.2)	(1.3)
Balance at end of period	$7.6	$7.2

During nine months ended October 1, 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 7).  The fair value of SPX Heat Transfer Inc. was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflected the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that were applied to the historical and projected operating results of SPX Heat Transfer Inc. (unobservable inputs — Level 3).  We estimated the implied fair value of SPX Heat Transfer Inc.’s goodwill, which resulted in an impairment charge related to such goodwill of $17.2 during the second quarter of 2011.  In addition, we recorded an impairment charge in the second quarter of 2011 of $7.5 related to the indefinite-lived intangible assets of SPX Heat Transfer Inc., with the fair value of these intangible assets determined based on a projection of cash flows for the assets discounted at a rate of return that reflected the relative risk of the cash flows (unobservable inputs — Level 3).

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of September 29, 2012 and December 31, 2011 were as follows:

	September 29, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior Notes	$1,100.0	$1,224.5	$1,100.0	$1,198.0
Term Loans	800.0	800.0	800.0	800.0
Other indebtedness	226.4	226.4	75.1	75.1

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

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of September 29, 2012, with the exception of non-financial assets and liabilities that were acquired as part of new business acquisitions, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further details on our recent acquisitions.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three and nine months ended September 29, 2012 increased, when compared to the same periods in 2011, by 7.2% and 11.8%, respectively, primarily as a result of incremental revenue associated with the December 2011 acquisition of Clyde Union (Holdings) S.A.R.L. (“Clyde Union”) of $126.5 and $395.1, respectively. During the three months ended September 29, 2012, organic revenue declined 0.5%, when compared to the same period in 2011, while during the nine months ended September 29, 2012, organic revenue increased 2.9% when compared to the same period in 2011. Our Flow Technology reportable segment and Industrial Products and Services experienced organic revenue growth during the three and nine months ended September 29, 2012, while our Thermal Equipment and Services reportable segment experienced declines in organic revenue during these same 2012 periods. Income associated with our reportable and other operating segments declined to $134.2 and $332.7, respectively, during the three and nine months ended September 29, 2012 (compared to $138.0 and $359.6 in the respective 2011 periods). The decline in income associated with our reportable and other operating segments was attributable primarily to (i) the organic revenue declines and a lower proportion of high-margin project revenues within our Thermal Equipment & Services reportable segment and (ii) earnings dilution associated with the Clyde Union acquisition, including charges related to the excess fair value (over historical cost) of inventory acquired and subsequently sold during the first half of 2012 of $8.1. Cash flows from continuing operations also declined on a year-over-year basis from an inflow of $106.4 in the nine months ended October 1, 2011, to an outflow of $139.4 in the nine months ended September 29, 2012, primarily as a result of (i) investments in working capital at Clyde Union of approximately $100.0, (ii) the timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments, (iii) an increase in pension contributions and direct benefit payments of $28.6 and (iv) income tax payments, net of refunds, of $32.0 during the nine months ended September 29, 2012, compared to income tax refunds, net of payments, of $13.0 during the nine months ended October 1, 2011.

Other items of note that impacted our financial results for the first nine months of 2012 are as follows:

•      On December 30, 2011, we contributed and sold certain assets of our dry cooling products business in China to the Shanghai Electric joint venture in consideration for (i) a 45% ownership interest in the joint venture and (ii) cash payments of RMB 96.7, with RMB 51.5 received on January 18, 2012, RMB 25.8 to be received no later than December 31, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. Final approval for the transaction was received on January 13, 2012. In connection with the transaction, we recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in “Other income (expense), net” in our condensed consolidated statement of operations. See Note 3 to our condensed consolidated financial statements for additional details on the transaction.

•      On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close in December 2012, resulting in an estimated net gain of $450.0. We have reported our Service Solutions business as a discontinued operation within our condensed consolidated financial statements. Our Service Solutions business previously was reported within our Test and Measurement reportable segment. As a result of classifying our Service Solutions business as a discontinued operation, we changed our segment reporting structure. The remaining two businesses that had been included within the Test and Measurement reportable segment, along with our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, have been combined within our “All Other” category, which we refer to as Industrial Products and Services. This is not considered a reportable segment. See Notes 3 and 4 to our condensed consolidated financial statements for further details.

•      On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 0.992 shares of our common stock were repurchased for cash consideration of $75.0, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business, in accordance with the share repurchase program. There were no common stock repurchases during the nine months ended October 1, 2011.

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

The following table provides selected financial information for the three and nine months ended September 29, 2012 and October 1, 2011, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth:

	Three months ended			Nine months ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011	% Change	2012	2011	% Change
Revenues	$1,249.4	$1,166.0	7.2	$3,674.9	$3,287.7	11.8
Gross profit	337.1	323.6	4.2	975.8	930.8	4.8
% of revenues	27.0%	27.8%		26.6%	28.3%
Selling, general and administrative expense	235.0	222.5	5.6	758.0	696.8	8.8
% of revenues	18.8%	19.1%		20.6%	21.2%
Intangible amortization	9.1	5.6	62.5	27.2	16.9	60.9
Impairment of goodwill and other intangible assets	—	—	*	—	24.7	*
Special charges, net	7.1	7.2	(1.4)	17.9	13.8	29.7
Other income (expense), net	—	(33.7)	*	19.0	(31.6)	*
Interest expense, net	(27.1)	(22.4)	21.0	(80.6)	(67.4)	19.6
Equity earnings in joint ventures	8.6	7.1	21.1	25.0	20.9	19.6
Income from continuing operations before income taxes	67.4	39.3	71.5	136.1	100.5	35.4
Income tax (provision) benefit	(12.5)	11.5	*	(34.8)	(4.0)	770.0
Income from continuing operations	54.9	50.8	8.1	101.3	96.5	5.0

Components of consolidated revenue growth:
Organic growth (decline)			(0.5)			2.9
Foreign currency			(3.4)			(3.5)
Acquisitions/divestitures, net			11.1			12.4
Net revenue growth			7.2			11.8

*      Not meaningful for comparison purposes.

Revenues— For the three and nine months ended September 29, 2012, the increase in revenues, compared to the same 2011 periods, was due to incremental revenues of $139.3 and $427.6, respectively, associated with the acquisitions of Seital in the first quarter of 2012 and Clyde Union and e&e Verfahrenstechnik GmbH (“e&e”) in the fourth quarter of 2011. During the three months ended September 29, 2012, organic revenue declined, as compared to the same period in 2011, primarily as a result of a decrease in sales of cooling and thermal products in the Americas and Europe. Such decrease in organic revenue was offset partially by an increase in sales volumes and, to a lesser extent, prices of power transformers. During the nine months ended September 29, 2012, organic revenue increased, as compared to the same period in 2011, primarily as a result of (i) additional sales into our Flow Technology reportable segment’s power and energy and industrial end-markets in the Americas and its food and beverage and industrial end-markets in Asia Pacific and (ii) an increase in sales volumes and, to a lesser extent, prices of power transformers.  These increases in organic revenue were offset partially by a decline in sales of cooling and thermal products in the Americas and Europe. A stronger U.S. dollar negatively impacted revenues during the three and nine months ended September 29, 2012, when compared to the same periods in 2011.

Gross Profit— For the three and nine months ended September 29, 2012, the increase in gross profit, compared to the respective 2011 periods, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues declined during the three and nine months ended September 29, 2012, compared to the respective 2011 periods, primarily as a result of the following:

•                  Matters related to Clyde Union’s operating results during the period, including:

•                  Charges related to the excess fair value (over historical cost) of inventory acquired and subsequently sold during the first half of 2012 of $8.1; and

•                  The impact of low-margin projects acquired and then converted to revenue during each of the first three quarters of 2012.

•                  A decline in high-margin sales within our Thermal Equipment and Services reportable segment during the three and nine months ended September 29, 2012;

•                  A significant increase during the three and nine months ended September 29, 2012 of sales of food and beverage systems within our Flow Technology reportable segment, as such sales typically have lower profit margins than the segment’s food and beverage component revenues; and

•                  An insurance recovery of $6.3 during the first quarter of 2011 related to a product liability matter within Industrial Products and Services.

The above decreases in gross profit as a percentage of revenues were offset partially by improved cost absorption associated with the increase in sales of power transformers during 2012.

Selling, General and Administrative (“SG&A”) expenses — For the three and nine months ended September 29, 2012, the increase in SG&A expense, compared to the respective periods in 2011, was due primarily to incremental SG&A of $23.3 and $77.5, respectively, associated with the acquisition of Clyde Union. The increases in SG&A were offset partially by decreases of $6.7 and $18.8, respectively, during the three and nine months ended September 29, 2012 associated with a stronger U.S. dollar during these periods when compared to the same periods in 2011.

Intangible Amortization — For the three and nine months ended September 29, 2012, the increase in intangible amortization, compared to the respective periods in 2011, was due primarily to incremental amortization of $3.3 and $9.5, respectively, associated with intangible assets purchased in the Clyde Union acquisition.

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

Special Charges, net — Special charges, net relate primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2012 and 2011.

Other Income (Expense), net — Other expense, net, for the three months ended September 29, 2012 was composed primarily of foreign currency transaction losses of $3.0 and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $1.8, as well as investment earnings of $3.3 and gains on foreign currency protection agreements (“FX forward contracts”) of $1.6. Other expense, net, for the three months ended October 1, 2011 was composed primarily of charges associated with our FX forward contracts of $35.2, partially offset by gains on our FX embedded derivatives of $3.8 and foreign currency transaction gains of $0.5. The expense associated with the FX forward contracts included a non-cash charge of $30.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition, which was paid at closing in GBP. From the inception of these FX forward contracts through October 1, 2011, the U.S. dollar strengthened against the GBP by approximately 5.0%.

Other income, net, for the nine months ended September 29, 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling business in China, investment earnings of $8.7, and gains on FX forward contracts of $1.7, partially offset by foreign currency transaction losses of $8.9, losses on FX embedded derivatives of $3.1, and a loss of $1.0 associated with a fire at our power transformer manufacturing facility in Waukesha, WI. Other expense, net, for the nine months ended October 1, 2011 was composed primarily of a charge of $33.8 associated with our FX forward contracts and foreign currency transaction losses of $3.8, partially offset by gains on FX embedded derivatives of $1.0 and insurance settlements of $2.8 related to death benefits received and a property insurance claim. The expense associated with the FX forward contracts included a non-cash charge incurred during the third quarter of 2011 of $30.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. See Note 3 to our condensed consolidated financial statements for further discussion on the deconsolidation of the dry cooling business in China.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and nine months ended September 29, 2012, when compared to the same periods in 2011, was primarily the result of interest incurred during the first three quarters of 2012 on the $800.0 of term loans that were drawn down in December 2011 in order to fund the acquisition of Clyde Union. As discussed in Note 10 to the condensed consolidated financial statements, interest expense associated with the term loans of approximately $2.0 and $7.0, respectively, was allocated to discontinued operations for the three and nine months ended September 29, 2012. Refer to the discussion of Liquidity and Financial Condition in our 2011 Annual Report on Form 10-K/A for details pertaining to our 2011 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and Subsidiaries (“EGS”), as earnings from this investment totaled $8.6 and $6.7 during the three months ended September 29, 2012 and October 1, 2011, respectively, and $25.1 and $20.0 for the nine months ended September 29, 2012 and  October 1, 2011, respectively. Our equity earnings from the Shanghai Electric JV were not material for the three and nine months ended September 29, 2012.

Income Tax Provision — For the three months ended September 29, 2012, we recorded an income tax provision of $12.5 on $67.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 18.5%. This compares to an income tax benefit for the three months ended October 1, 2011 of $11.5 on $39.3 of pre-tax income from continuing operations, resulting in an effective tax rate of (29.3)%. The effective income tax rate for the three months ended September 29, 2012 was impacted favorably by tax benefits of $4.2 recorded in connection with various audit settlements and statute expirations during the period and a benefit of $2.8 associated with a reduction in deferred tax liabilities resulting from newly enacted corporate tax rates in the United Kingdom. The effective income tax rate for the three months ended October 1, 2011 was impacted favorably by an income tax benefit of $27.8 related to the release of a valuation allowance that had been recorded against our foreign tax credit carryforwards, partially offset by $6.9 of federal income taxes recorded in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

For the nine months ended September 29, 2012, we recorded an income tax provision of $34.8 on $136.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 25.6%. This compares to an income tax provision for the nine months ended October 1, 2011 of $4.0 on $100.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 4.0%. The effective income tax rate for the nine months ended September 29, 2012 was impacted favorably by the tax benefits noted above for the three months ended September 29, 2012 and tax benefits of $2.5 recorded in the second quarter of 2012 in connection with various audit settlements and statute expirations.  These benefits were offset partially by an incremental income tax charge of $6.1 associated with the deconsolidation of the dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes. The effective income tax rate for the nine months ended October 1, 2011 was impacted favorably by the net income tax benefits of $20.9 noted above that were recorded during the three months ended October 1, 2011, along with the tax benefits of $2.5 recorded during the first half of 2011 associated with the conclusion of the Canadian appeals process and $4.5 related to the expansion of our power transformer facility in Waukesha, WI.

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

On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH for cash proceeds of $1,150.0. We expect the sale to close during December 2012, resulting in a net gain of approximately $450.0.  We have reported, for all periods presented, the financial condition, results of operations and cash flows of this business as a discontinued operation in our condensed consolidated financial statements.

We recognized net losses of $0.7 and $1.6 during the three and nine months ended September 29, 2012, respectively, and net gains of $0.4 and $1.2 during the three and nine months ended October 1, 2011, respectively, resulting from adjustments to gains/losses on sales from previously discontinued businesses. Refer to the consolidated financial statements contained in our 2011 Annual Report on Form 10-K/A for the disclosure of all discontinued businesses during the 2009 through 2011 period.

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

For the three and nine months ended September 29, 2012 and October 1, 2011, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Income from discontinued operations	$8.4	$18.5	$31.8	$34.6
Income tax provision	(3.1)	(7.0)	(11.9)	(9.0)
Income from discontinued operations, net	$5.3	$11.5	$19.9	$25.6

For the three and nine months ended September 29, 2012 and October 1, 2011, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Revenues	$196.9	$221.2	$667.9	$682.5
Pre-tax income	9.5	17.8	34.6	36.6

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

Flow Technology Reportable Segment

	Three months ended			Nine months ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011	% Change	2012	2011	% Change
Revenues	$648.6	$527.9	22.9	$1,954.0	$1,476.6	32.3
Income	78.1	70.1	11.4	194.3	183.1	6.1
% of revenues	12.0%	13.3%		9.9%	12.4%
Components of revenue growth
Organic growth			0.5			7.3
Foreign currency			(4.0)			(4.0)
Acquisitions			26.4			29.0
Net revenue growth			22.9			32.3

Revenues— For the three and nine months ended September 29, 2012, the increase in revenues, compared to the respective 2011 periods, was due to incremental revenues of $139.3 and $427.6, respectively, associated with the acquisitions of Seital in the first quarter of 2012 and Clyde Union and e&e in the fourth quarter of 2011, as well as organic revenue growth. These increases were offset partially by the impact of a stronger U.S. dollar during the first three quarters of 2012. The organic revenue growth was attributable primarily to additional sales into the (i) power and energy and industrial end markets in the Americas and (ii) food and beverage and industrial end markets in Asia Pacific.

Income— For the three months ended September 29, 2012, income increased primarily as a result of incremental income of $6.5 associated with the acquisitions of Clyde Union, Seital and e&e, partially offset by the impact of a stronger U.S. dollar. For the nine months ended September 29, 2012, income increased, compared to the respective 2011 periods, primarily as a result of the organic revenue growth noted above, partially offset by the impact of a stronger U.S. dollar in 2012.  Margins for the three and nine months ended September 29, 2012 declined, compared to the respective periods in 2011, primarily as a result of the impact of dilution related to Clyde Union’s operating results during the periods, including (i) incremental amortization expense of $3.3 and $9.5, respectively, associated with the intangible assets acquired in the Clyde Union transaction, (ii) the impact of low-margin projects acquired and then converted to revenue during the first three quarters of 2012 and (iii) charges of $8.1 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction and subsequently sold in the first half of 2012.

Thermal Equipment and Services Reportable Segment

	Three months ended			Nine months ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011	% Change	2012	2011	% Change
Revenues	$381.0	$433.9	(12.2)	$1,051.7	$1,191.1	(11.7)
Income	30.0	40.8	(26.5)	56.3	97.9	(42.5)
% of revenues	7.9%	9.4%		5.4%	8.2%
Components of revenue decline
Organic decline			(5.7)			(5.6)
Foreign currency			(4.1)			(4.4)
Divestitures			(2.4)			(1.7)
Net revenue decline			(12.2)			(11.7)

Revenues — For the three and nine months ended September 29, 2012, the decrease in revenues, compared to the respective periods in 2011, primarily was the result of organic revenue declines and a stronger U.S. dollar during 2012. The decrease in organic revenues was due to declines in sales of cooling and thermal products in the Americas and Europe and, to a lesser extent, a decrease in sales of boilers and other heating products due to the unusually mild winter across the majority of the United States. These decreases in organic revenue were offset partially by additional sales of cooling and thermal products in South Africa during the three and nine months ended September 29, 2012.

Income— For the three and nine months ended September 29, 2012, income and margin decreased, compared to the respective 2011 periods, as a result of the organic revenue declines noted above and a lower proportion of high-margin project revenues in 2012.

Industrial Products and Services

	Three months ended			Nine months ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011	% Change	2012	2011	% Change
Revenues	$219.8	$204.2	7.6	$669.2	$620.0	7.9
Income	26.1	27.1	(3.7)	82.1	78.6	4.5
% of revenues	11.9%	13.3%		12.3%	12.7%
Components of revenue growth
Organic growth			8.2			8.5
Foreign currency			(0.6)			(0.6)
Acquisitions			—			—
Net revenue growth			7.6			7.9

Revenues — For the three and nine months ended September 29, 2012, the increase in revenues, compared to the respective 2011 periods, was due to an increase in organic revenues. The organic revenue growth was due primarily to an increase in power transformer volumes and prices, sales of precision machine components to the aerospace industry, and sales of hydraulic tools and equipment. These increases in organic revenue were offset partially by a decline in sales of fare collection and monitoring systems during the first nine months of 2012.

Income— For the three months ended September 29, 2012, the decrease in income and margin was due primarily to declines in sales of higher-margin fare collection systems, monitoring systems and solar power products.  These decreases were offset partially by the favorable impact of increased sales of power transformers, precision machine components, and hydraulic tools and equipment.  For the nine months ended September 29, 2012, income and margin were impacted favorably by the net organic revenue growth noted above. Income and margin for the nine months ended October 1, 2011 was impacted favorably by an insurance recovery of $6.3 related to a product liability matter.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 29,	October 1,		September 29,	October 1,
	2012	2011	% Change	2012	2011	% Change
Total consolidated revenues	$1,249.4	$1,166.0	7.2	$3,674.9	$3,287.7	11.8
Corporate expense	24.9	26.7	(6.7)	79.3	82.9	(4.3)
% of revenues	2.0%	2.3%		2.2%	2.5%
Stock-based compensation expense	5.6	7.2	(22.2)	33.9	32.9	3.0
Pension and postretirement expense	10.7	8.6	24.4	28.9	26.7	8.2

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. The decline in corporate expense during the three and nine months ended September 29, 2012, when compared to the same periods in 2011, was due primarily to a decrease in professional fees associated with marketing and finance initiatives and $2.5 of costs incurred during the third quarter of 2011 in connection with the acquisition of Clyde Union. Corporate expense for the three months ended September 29, 2012 and October 1, 2011 included charges (credits) of $2.3 and $(3.0), respectively, associated with earnings (losses) during the respective periods on participant deferred compensation account balances, while the related charges for the nine months ended September 29, 2012 and October 1, 2011 were $4.4 and $1.7, respectively.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three months ended September 29, 2012, compared to the respective prior year period, was due primarily to the following:

•                  An increase in the number of participants who met the retirement eligibility requirements under the plan during the first half of 2012 (awards to these individuals are expensed in full at the time of grant) and, thus, there was no stock-based compensation expense for these individuals in the third quarter of 2012; and

•                  A decline in the fair value of our 2012 restricted stock and restricted unit awards, as the weighted-average fair value of the 2012 awards was approximately 20.0% lower than the weighted-average fair value of the 2011 awards.

The increase in stock-based compensation expense during the nine months ended September 29, 2012, when compared to the same period in 2011, was due primarily to the fact that the 2012 awards were granted in January, whereas the 2011 awards were granted in March, and, thus, the 2012 awards contributed two additional months of expense during the nine months ended September 29, 2012.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. See Note 9 to our condensed consolidated financial statements for details on pension and postretirement expense.

OUTLOOK

The following table highlights our backlog as of September 29, 2012 and December 31, 2011 and the revenue and profit margin expectations for our reportable and other operating segments for 2012 based on information available at the time of this report.

Flow Technology reportable segment

During the first nine months of 2012, the segment experienced a revenue increase of 32.3%, including organic growth of 7.3%. For 2012, we are projecting full year revenues to increase between 30% and 32% as a result of incremental revenues associated with the Clyde Union and other recent acquisitions and increased demand across most of the end markets served by the segment. We are projecting margins to be between 10.7% and 10.9% for 2012, which includes dilution of approximately 200 basis points related to Clyde Union. The segment had backlog of $1,434.3 and $1,440.4 as of September 29, 2012 and December 31, 2011, respectively. We expect to convert approximately 45% of the segment’s September 29, 2012 backlog to revenues during the remainder of 2012.

Thermal Equipment and Services reportable segment

During the first nine months of 2012, the segment experienced a revenue decline of 11.7%, of which 5.6% was attributable to a decline in organic revenue. We are projecting revenues to decrease between 11% and 12% for the full year 2012, with the related organic revenue decrease attributable primarily to declines in revenue from large evaporative cooling projects in the U.S. and dry cooling projects in Europe. These decreases are expected to be offset partially by increases in organic revenue in South Africa. We are projecting margins to be between 6.4% and 6.6% for 2012. We had backlog of $890.2 and $1,054.9 as of September 29, 2012 and December 31, 2011, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 29% of the segment’s September 29, 2012 backlog to revenues during the remainder of 2012. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services

During the first nine months of 2012, Industrial Products and Services experienced a revenue increase of 7.9%. We are projecting an increase in revenues of between 7% and 8% for the full year 2012, primarily as a result of improving trends for the U.S. power transformer market and our expansion in the large power transformer market. We are projecting margins to be between 12.6% and 12.8% for 2012. Backlog totaled $480.8 and $490.2 as of September 29, 2012 and December 31, 2011, respectively. We expect to convert approximately 68% of the September 29, 2012 backlog to revenues during the remainder of 2012.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 29, 2012 and October 1, 2011.

Cash Flow

	Nine months ended
	September 29,	October 1,
	2012	2011
Continuing operations:
Cash flows from (used in) operating activities	$(139.4)	$106.4
Cash flows used in investing activities	(76.9)	(83.0)
Cash flows from (used in) financing activities	36.7	(54.4)
Cash flows used in discontinued operations	(17.8)	(35.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(7.3)	7.0
Net change in cash and equivalents	$(204.7)	$(59.2)

Operating Activities—The increase in cash flows used in operating activities during the nine months ended September 29, 2012, as compared to the same period in 2011, was due primarily to the following:

•                  Investments in working capital at Clyde Union of approximately $100.0;

•                  The timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments;

•                  Pension contributions and direct benefit payments during the first nine months of 2012 of $37.8 compared to $9.2 during the first nine months of 2011; and

•                  Income tax payments, net of refunds, of $32.0 during the first nine months of 2012 compared to income tax refunds, net of payments, of $13.0 during the first nine months of 2011.

Investing Activities— The decrease in cash used in investing activities during the nine months ended September 29, 2012, as compared to the respective 2011 period, was due primarily to capital expenditures of $58.5 in the first nine months of 2012 compared to $72.5 in the first nine months of 2011, and proceeds from asset sales and other of $10.2 in the first nine months of 2012 compared to $0.3 in the first nine months of 2011, partially offset by business acquisitions of $30.5 in the first nine months of 2012 compared to $8.1 in the first nine months of 2011. The 2012 business acquisition figure related primarily to the Seital transaction, while the 2011 figure related to the acquisition of B.W. Murdoch Ltd. The proceeds from asset sales during 2012 related primarily to cash of $8.2 received in connection with the sale of our dry cooling business in China to the joint venture we formed with Shanghai Electric.

Financing Activities— The increase in cash flows from financing activities during the nine months ended September 29, 2012, as compared to the same period in 2011, was due primarily to net borrowings of $145.3 in the first nine months of 2012, compared to net repayments of $2.0 in the first nine months of 2011, partially offset by repurchases of SPX common stock of $75.0 in the first nine months of 2012. There were no repurchases of SPX common stock during the first nine months of 2011.

Discontinued Operations— Cash flows used in discontinued operations for the nine months ended September 29, 2012 and nine months ended October 1, 2011 related primarily to our Service Solutions business. The figure for the nine months ended October 1, 2011 included $40.2 that was paid by Service Solutions in connection with its acquisition of Teradyne Inc.’s Diagnostic Solutions business.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended September 29, 2012. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				September 29,
	2011	Borrowings	Repayments	Other	2012
Domestic revolving loan facility	$—	$886.0	$(750.0)	$—	$136.0
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term Loan 1	300.0	—	—	—	300.0
Term Loan 2	500.0	—	—	—	500.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement	—	127.3	(81.3)	—	46.0
Other indebtedness	70.2	13.9	(18.7)	1.8	67.2
Total debt	2,001.1	$1,027.2	$(881.9)	$2.8	2,149.2
Less: short-term debt	71.3				223.8
Less: current maturities of long-term debt	4.2				331.1
Total long-term debt	$1,925.6				$1,594.3

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At September 29, 2012, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At September 29, 2012, we had $393.7 of available borrowing capacity under our revolving credit facilities after giving effect to $136.0 of outstanding borrowings on the revolving loan facility and $70.3 reserved for outstanding letters of credit. In addition, at September 29, 2012, we had $401.3 of available issuance capacity under our foreign trade facility after giving effect to $798.7 reserved for outstanding letters of credit. Lastly, we had $0.5 available borrowing capacity under the trade receivables financing agreement at September 29, 2012 after giving effect to $46.0 of outstanding borrowings.

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

As of September 29, 2012, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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

From time to time, we enter into currency protection agreements to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $115.2 and $66.1 outstanding as of September 29, 2012 and December 31, 2011, respectively. We had FX embedded derivatives with an aggregate notional amount outstanding of $111.4 and $73.2 at September 29, 2012 and December 31, 2011, respectively.  The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.6 and $3.7 as of September 29, 2012 and December 31, 2011, respectively. We anticipate reclassifying approximately $2.8 of the unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 29, 2012				December 31, 2011
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$1.2	$—	$(2.6)	$—	$—	$—	$(0.8)	$—
FX embedded derivatives	0.7	—	(2.2)	(12.9)	1.2	—	(0.3)	(14.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At September 29, 2012 and December 31, 2011, the outstanding notional amount of commodity contracts was 4.1 million and 2.9 million pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 29, 2012 and December 31, 2011, the fair value of these contracts was $0.7 (current asset) and $0.8 (current liability), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.3 and $(0.7) as of September 29, 2012 and December 31, 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.  The amount of gain/loss recognized during the periods ended September 29, 2012 and October 1, 2011 related to the ineffectiveness of the hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at September 29, 2012 for similar debt, was $2,250.9 at September 29, 2012, compared to our carrying value of $2,126.4.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our 2011 Annual Report on Form 10-K/A. Our total net liabilities for unrecognized tax benefits including interest were $72.3 as of September 29, 2012. We believe that within the next 12 months it is reasonably possible that we could pay approximately $5.0 to $10.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Critical Accounting Policies and Use of Estimates

General — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2011 Annual Report on Form 10-K/A. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2011 Annual Report on Form 10-K/A.

Goodwill Impairment Testing—We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process. In addition, we test goodwill for impairment on a more frequent basis if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates.  Such indications may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.

In connection with our annual goodwill impairment testing during the fourth quarter of 2011, we estimated that the fair value of our Cooling Equipment and Services (“Cooling”) reporting unit was approximately 5% higher than the carrying value of its net assets. In addition, we acquired Clyde Union for $767.0 in December 2011 and, thus, at such time the fair value of the Clyde Union reporting unit was equal to the carrying value of its net assets. Revenues and profitability for both of these reporting units historically have been strong during the fourth quarter. The ability of these reporting units to achieve their fourth quarter 2012 financial forecasts, as well as the projected results to be included in their annual financial plans for 2013, likely will have a significant impact as to whether there is any impairment of goodwill for these reporting units. If these reporting units are unable to achieve their financial forecasts for the fourth quarter of 2012 and/or the operating results to be included in their 2013 financial plans are below historical annual levels, we may be required to record an impairment charge related to goodwill in connection with our annual impairment testing during the fourth quarter of 2012. Goodwill for our Cooling and Clyde Union reporting units totaled $353.3 and $350.2, respectively, as of September 29, 2012.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2012.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 29, 2012 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock during the three months ended September 29, 2012.

ITEM 4. Mine Safety Disclosures

None.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 29, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011; (ii) Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: October 31, 2012	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: October 31, 2012	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 29, 2012, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2012 and October 1, 2011; (ii) Condensed Consolidated Balance Sheets at September 29, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.