Form 10-K
period 2012-12-31
SPX CORP
filed 2013-02-22
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 1-6948

SPX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1016240 (I.R.S. Employer Identification No.)

13320 Ballantyne Corporate Place
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 was $3,235,230,700. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock as of February 15, 2013 was 46,985,608.

        Documents incorporated by reference: Portions of the Registrant's proxy statement for its Annual Meeting held on May 2, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 P A R T    I

ITEM 1. Business

(All currency and share amounts are in millions)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projection, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses' or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential" or "continue" or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change. All the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Risk Factors" and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this document.

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

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and solutions are playing a role in helping to meet rising global demand for power and energy and processed foods and beverages, particularly in emerging markets. In 2012, an estimated 30% of our revenues were from sales into emerging markets. Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil & gas processing, power transformers used by utility companies, and cooling systems for power plants.

        From an end market perspective, in 2012, 43% of our revenues were from sales into power & energy markets, 19% were from sales into food & beverage markets and 17% were from sales into industrial flow markets. Our product and technology offerings are concentrated in flow technology and energy infrastructure.

        Our Flow Technology reportable segment accounted for approximately 53% of our revenues in 2012 and serves the food & beverage, oil & gas, power generation and industrial flow markets. Within these markets, we are a leading provider of highly-engineered process equipment. Our core strengths include product breadth, global capabilities and the ability to create custom engineered solutions for diverse flow processes. Over the past several years, we have strategically expanded our scale, customer relevance and global capabilities. We believe there are attractive organic and acquisition opportunities to continue to expand our Flow Technology reportable segment.

        In addition to flow technology, we also have leading market positions in power generation and U.S. power transmission and distribution markets. Our primary power generation offerings include cooling systems, large scale stationary and rotating heat exchangers and pollution control systems. We supply these technologies into many types of traditional and alternative power generation facilities. We are well-positioned to benefit from new or retrofit investments in natural gas, coal, nuclear, solar and geothermal power plants.

        We are a leading supplier of medium power transformers for the U.S. market. Our medium power transformers range from a base rating of 10 Mega Volt Ampere ("MVA") to over 100 MVA and are uniquely designed to meet the requirements of each customer and substation. We have expanded our manufacturing capacity to increase our ability to produce large power transformers (greater than 100 MVA). This expansion was substantially completed in 2011 and we began shipping units from the expanded facility in 2012.

        Throughout all our businesses, we focus on a number of operating initiatives, including innovation and new product development, continuous improvement driven by lean methodologies, supply chain management, expansion in emerging markets, information technology infrastructure improvement, and organizational and talent development. These initiatives are designed to, among other things, capture synergies within our businesses to ultimately drive revenues, profit margin and cash flow growth. We believe our businesses are well-positioned for long-term growth based on our operating initiatives, the potential within the current markets served and the potential for expansion into additional markets.

        Our strategy is aimed at creating shareholder value through our continuous improvement initiatives, acquisitions in our core markets, as well as other actions. As a complement to this strategy, we also focus on environmental sustainability and conducting our business with a high level of ethics and integrity.

Reportable Segments and Other Operating Segments

        We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification ("Codification"), have been combined within our "All Other" category, which we refer to as Industrial Products and Services. This is not considered a reportable segment.

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

Flow Technology Reportable Segment

        Our Flow Technology reportable segment had revenues of $2,682.2, $2,042.0 and $1,662.2 in 2012, 2011 and 2010, respectively. On December 22, 2011, our Flow Technology segment completed the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union"), a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications. The segment's revenues for 2012 and 2011 included $571.2 and $13.6, respectively, of revenues related to Clyde Union. The Flow Technology reportable segment designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation and turnkey projects as well as comprehensive aftermarket support services. Primary offerings include engineered pumps, valves, mixers, heat exchangers, and dehydration and filtration technologies. Global end markets, including food and beverage, power and energy and general industrial processing are served by core brands, such as SPX Flow Technology, APV, ClydeUnion, e&e, Seital, Lightnin, Waukesha Cherry-Burrell, Anhydro, Bran&Luebbe, Copes-Vulcan, Johnson Pump, M&J Valves, Plenty, Hankison, Gerstenberg Schröder, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services Reportable Segment

        Our Thermal Equipment and Services reportable segment had revenues of $1,490.9, $1,636.4, and $1,593.2 in 2012, 2011 and 2010, respectively. This segment engineers, manufactures and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the commercial and residential markets. The primary distribution channels for the Thermal Equipment and Services reportable segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers. The segment has a balanced presence geographically, with a strong presence in North America, Europe and South Africa.

        Approximately 57% of the segment's 2012 revenues were from sales to the power generation market. The segment's primary power products and services are sold under the brand names of SPX Cooling Systems, Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being GEA Group AG, Thermal Engineering International, Hamon & Cie, Baltimore Aircoil Company, Evapco, Inc., Harbin Air Conditioning Co., Siemens AG and Alstom SA.

        Declining demand from the power generation market and increased competition in and from China had a negative impact on the segment's revenues and profits during 2012 and 2011. Due to this decline, coupled with an expectation that a significant market recovery was not likely in the near-term, we determined that the goodwill and certain other long-term assets of the segment's Cooling Equipment and Services ("Cooling") reporting unit were impaired and, thus, recorded impairment charges in 2012 of $281.4 (see Note 8 to the consolidated financial statements for additional details).

        On December 30, 2011, we and Shanghai Electric Group Co., Ltd. ("Shanghai Electric") established the Shanghai Electric JV, a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received in January 2012, RMB 25.8 received in December 2012, and the remaining payment contingent upon the joint venture achieving defined sales order volumes. In addition, we are licensing our dry cooling and moisture separator reheater technologies to the joint venture for a royalty. We also are continuing to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. We believe this arrangement increases our ability to compete in China, leveraging Shanghai Electric's well-established presence in the region (see Note 4 to our consolidated financial statements for additional details).

        The segment's boiler products include a complete line of gas and oil fired boilers for heating in residential and commercial applications, as well as ancillary equipment. The segment's primary boiler products competitors are Burnham Holdings, Inc. and Buderus.

        The segment's heating and ventilation product line includes (i) baseboard, wall unit and portable heaters, (ii) commercial cabinet and infrared heaters, (iii) thermostats and controls, (iv) air curtains and (v) circulating fans. The segment sells heating and ventilation products under the Berko, Qmark, Farenheat and Leading Edge brand names, with the principal competitors being TPI Corporation, Ouellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company and Dimplex North America Ltd. for heating products and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.

        The segment's South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest.

Industrial Products and Services

        Industrial Products and Services had revenues of $927.1, $858.5 and $843.4 in 2012, 2011 and 2010, respectively. Approximately 33% of Industrial Products and Services 2012 revenues were from the sale of power transformers into the U.S. transmission and distribution market. We are a leading provider of medium sized transformers (10 - 100 MVA) in the United States. We sell transformers under the Waukesha brand name. Typical customers for this product line are public and privately held utilities. Our key competitors in this market include ABB Ltd. (Kuhlman Electric Corporation), GE-Prolec and Hyundai. During 2011, we expanded our Waukesha, WI facility in order to increase our ability to manufacture large power transformers (100 - 1,200 MVA) and began shipping large power transformers during 2012.

        Additionally, Industrial Products and Services comprises operating segments that design and manufacture industrial tools and hydraulic units, precision machine components for the aerospace industry, broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. The primary distribution channels for the Industrial Products and Services operating segments are direct to customers, independent manufacturing representatives and third-party distributors.

Acquisitions

        We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We will continue to pursue acquisitions and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

        On March 21, 2012, our Flow Technology reportable segment completed the acquisition of Seital S.r.l. ("Seital"), a supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8. Seital had revenues of approximately $14.0 in the twelve months prior to the date of acquisition.

Divestitures

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

        The following businesses, all of which had been sold by December 31, 2012, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter Sale Closed
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010

        On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH. On December 3, 2012, we completed the sale of Service Solutions for cash proceeds of $1,134.9, resulting in a gain, net of taxes, of $313.4, which has been recorded to "Gain on disposition of discontinued operations, net of tax" in our consolidated statement of operations for 2012.

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

        As previously noted, on December 30, 2011, we completed the formation of a joint venture with Shanghai Electric, in which we hold a 45% interest. Shanghai Electric controls and operates the joint venture. We account for this investment under the equity method of accounting. See Note 4 to our consolidated financial statements for additional details.

 International Operations

        We are a multinational corporation with operations in over 35 countries. Sales outside the United States were $2,663.8, $2,299.2, and $2,074.7 in 2012, 2011 and 2010, respectively.

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

        We expensed $53.4, $52.7 and $47.2 in 2012, 2011 and 2010, respectively, of research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own over 400 domestic patents and 200 foreign patents, including approximately 25 patents that were issued in 2012, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

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

        We are subject to increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years, we have generally been able to offset increases in raw material costs. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.

        Because of our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.

Competition

        Our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Reportable Segments and Other Operating Segments" above for a discussion of our competitors.

Environmental Matters

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.

 Employment

        At December 31, 2012, we had approximately 15,000 employees. Ten domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

Executive Officers

        See Part III, Item 10 of this report for information about our executive officers.

Other Matters

        No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented.

        Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses' sales and payment terms are generally similar to those of our competitors.

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

ITEM 1A. Risk Factors

(All currency and share amounts are in millions)

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

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2012, over 50% of our revenues were generated outside the United States and we expect that over 50% of our revenues will be generated outside the United States in 2013. We have placed a particular emphasis on expanding our presence in emerging markets.

        As part of our strategy, we manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

  •
  Significant competition could come from local or long-term participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do;

  •
  Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;

  •
  Local customers may have a preference for locally-produced products;

  •
  Failure to comply with U.S. or non-U.S. laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, and other anti-corruption laws, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets;

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

        A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly in our Flow Technology and Thermal Equipment and Services reportable segments. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.

        Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. In addition, contract delays may negatively impact these estimates and our revenues and earnings results for affected periods.

        To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects. Additionally, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible amounts relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues and earnings.

Failure to protect or unauthorized use of our intellectual property may harm our business.

        Despite our efforts to protect our proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. The steps we have taken may not prevent unauthorized use of our technology or knowledge, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Expenses in connection with defending our rights may be material.

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

        While it is difficult to predict the duration or severity of these conditions, our projections for 2013 assume a generally improving economy. If economic conditions fail to improve, the negative impact on our businesses could increase or continue for longer than we expect. See MD&A for further discussion of how these conditions have affected our businesses to date and how they may affect them in the future.

Our indebtedness may affect our business and may restrict our operating flexibility.

        At December 31, 2012, we had $1,692.0 in total indebtedness. On that same date, we had $533.6 of available borrowing capacity under our revolving credit facilities after giving effect to $66.4 reserved for outstanding letters of credit and $46.3 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2012, we had $414.3 of available issuance capacity under our foreign trade facility after giving effect to $785.7 reserved for outstanding letters of credit. At December 31, 2012, our cash and equivalents balance was $984.1. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

        Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, a number of restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Existing restrictions are described more fully in the MD&A and Note 12 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

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

        As a global manufacturing company, we are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. An effective income tax rate significantly higher than our expectations could have an adverse effect on our business, results of operations and liquidity.

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

        We devote significant time and expense to defend against the various claims, complaints and proceedings brought against us, and we cannot assure you that the expenses or distractions from operating our businesses arising from these defenses will not increase materially.

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

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2012, these plans were underfunded by $603.7. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term returns on assets, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, the difference between our actual investment returns and our long-term return on assets assumptions could result in a change to our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

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

        We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, (ii) streamlining redundant administrative overhead and support activities, and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are estimates that are inherently difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, anticipated benefits could be delayed, differ significantly from our estimates and the other information contained in this report, or not be realized.

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

        We operate in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners.

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

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2012, we had the ability to issue up to an additional 3.5 shares as restricted stock, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

The loss of key personnel and an inability to attract and retain qualified employees could have a material adverse effect on our operations.

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

        At December 31, 2012, we had goodwill and other intangible assets, net of $2,536.4. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

        At December 31, 2012, we had approximately 15,000 employees. Ten domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.

        We believe the development of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to continually develop and introduce high quality, technologically advanced and cost effective products on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage.

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

ITEM 1B. Unresolved Staff Comments

        Not applicable.

ITEM 2. Properties

        The following is a summary of our principal properties as of December 31, 2012:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology reportable segment	11 states and 22 foreign countries	72	3.6	2.5
Thermal Equipment and Services reportable segment	12 states and 7 foreign countries	35	3.5	2.3
Industrial Products and Services	11 states and 5 foreign countries	26	1.5	0.6

Total		133	8.6	5.4

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

ITEM 3. Legal Proceedings

        We are subject to legal proceedings and claims that arise in the normal course of business. In our opinion, these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations or cash flows; however, we cannot assure you that these proceedings or claims will not have a material effect on our financial position, results of operations or cash flows.

        See "Risk Factors," "MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities," and Note 14 to our consolidated financial statements for further discussion of legal proceedings.

ITEM 4. Mine Safety Disclosures

        Not applicable.

 PART II

ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the New York Stock Exchange under the symbol "SPW."

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2012 and 2011, together with dividend information.

	High	Low	Dividends per Share
2012
4th Quarter	$71.62	$60.61	$0.25
3rd Quarter	70.43	56.31	0.25
2nd Quarter	79.42	61.88	0.25
1st Quarter	79.00	61.23	0.25

	High	Low	Dividends per Share
2011
4th Quarter	$63.46	$42.00	$0.25
3rd Quarter	85.58	45.31	0.25
2nd Quarter	86.45	73.71	0.25
1st Quarter	85.97	70.57	0.25

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

 Issuer Purchases of Equity Securities

        The following table summarizes the repurchases of common stock during the three months ended December 31, 2012:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum approximate dollar value of shares that may yet be purchased under the plan or program
9/30/12 - 10/31/12	—	$—	—
11/1/12 - 11/30/12	—	—	—
12/1/12 - 12/31/12	2,614,800	65.22	2,614,800		(1)

Total	2,614,800		2,614,800

(1)
On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 1.0 shares of our common stock were repurchased for $75.0, with the remainder scheduled to be repurchased following the consummation of the sale of Service Solutions business, in accordance with the share repurchase program. During December 2012, and following the completion of the sale of our Service Solutions business, we repurchased 2.6 shares of our common stock for $170.6, resulting in total repurchases for 2012 of $245.6. During January 2013, we completed the repurchases authorized under the trading plan.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P Composite Index and the S&P Capital Goods Index. The graph assumes an initial investment of $100 on December 31, 2007 and the reinvestment of dividends.

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)	$5,100.2	$4,536.9	$4,098.8	$4,161.6	$4,865.7
Operating income(2)(3)	9.0	286.5	320.3	377.5	409.2
Other income (expense), net(4)	14.0	(53.6)	(19.7)	(22.6)	1.0
Interest expense, net(5)	(108.1)	(91.4)	(107.2)	(84.5)	(104.7)
Equity earnings in joint ventures	38.6	28.4	30.2	29.4	45.5

Income (loss) from continuing operations before income taxes	(46.5)	169.9	223.6	299.8	351.0
Income tax provision(6)	(31.9)	(14.3)	(45.6)	(73.6)	(125.3)

Income (loss) from continuing operations	(78.4)	155.6	178.0	226.2	225.7
Income (loss) from discontinued operations, net of tax(4)(7)(8)	340.4	30.0	24.8	(210.0)	47.1

Net income	262.0	185.6	202.8	16.2	272.8
Less: Net income (loss) attributable to noncontrolling interest (8)	2.8	5.0	(2.8)	(15.5)	24.9

Net income attributable to SPX Corporation common shareholders	$259.2	$180.6	$205.6	$31.7	$247.9

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$(1.62)	$2.98	$3.64	$4.55	$4.09
Income (loss) from discontinued operations	6.80	0.60	0.50	(3.91)	0.54

Net income per share	$5.18	$3.58	$4.14	$0.64	$4.63

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$(1.62)	$2.96	$3.59	$4.51	$4.03
Income (loss) from discontinued operations	6.80	0.58	0.49	(3.87)	0.53

Net income per share	$5.18	$3.54	$4.08	$0.64	$4.56

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$7,130.1	$7,391.8	$5,993.3	$5,725.0	$6,138.1
Total debt	1,692.0	2,001.1	1,197.6	1,277.3	1,342.5
Other long-term obligations	1,463.6	1,266.9	1,046.7	1,047.8	886.1
SPX shareholders' equity	2,268.7	2,227.3	2,097.7	1,870.8	1,990.8
Noncontrolling interests	11.3	10.0	6.3	10.7	34.0
Capital expenditures	84.3	147.0	70.9	86.3	102.5
Depreciation and amortization	111.8	87.7	81.9	74.5	75.4

(1)
On December 22, 2011, we completed the acquisition of Clyde Union within our Flow Technology reportable segment. Revenues for Clyde Union for the period January 1, 2011 to the date of acquisition and for 2010, 2009 and 2008, none of which are included above, totaled $434.2, $403.4, $395.4 and $203.5, respectively.

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

(3)
During 2012, we recorded impairment charges of $281.4 associated with the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

During 2011, we recorded a charge of $28.3, $20.8 of which related to the impairment of goodwill and $7.5 of which related to the impairment of indefinite-lived intangible assets of our SPX Heat Transfer Inc. reporting unit.

  During 2010, we recorded a charge of $1.7 related to the impairment of trademarks for a business within our Thermal Equipment and Services reportable segment.

  During 2009, we recorded a charge of $6.1 related to the impairment of trademarks for a business within our Thermal Equipment and Services reportable segment.

  During 2008, we recorded $111.6 of charges, $104.1 of which related to the impairment of goodwill and $7.5 of which related to the impairment of other intangible assets of our Weil-McLain subsidiary.

  See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with goodwill and other long-term assets.

(4)
During 2012, we recorded a pre-tax gain of $20.5 associated with the deconsolidation of our dry cooling business in China (see Note 4 to our consolidated financial statements for additional details).

In 2012, 2011, 2010 and 2009, we incurred charges of $0.2, $37.0, $17.3 and $7.7, respectively, associated with foreign currency forward contracts ("FX forward contracts") and currency forward embedded derivatives ("FX embedded derivatives"), while in 2008 we recorded income of $4.5 for these instruments. The 2011 amount includes a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition.

During 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other income (expense), net" and $1.2 to "Gain on disposition of discontinued operations, net of tax."

(5)
Interest expense, net included charges in 2010 of $25.6 associated with the loss on early extinguishment of the then-existing interest rate protection agreements and term loan (see Note 12 to our consolidated financial statements).

(6)
During 2012, our income tax provision was impacted by: (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded by our Cooling reporting unit, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes; (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that are no longer considered to be indefinitely reinvested; (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes; and (iv) valuation allowances that were recorded against deferred tax assets during the year of $5.4. The unfavorable impact of these items were offset partially by income tax benefits of $23.7 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it was more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. In addition, during 2011, we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 for tax credits related to the expansion of our power transformer plant in Waukesha, WI. These tax benefits were offset partially by a $6.9 provision for federal income taxes in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

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

During 2008, we recorded an income tax benefit of $25.6 associated with the audit settlement of our federal income tax returns for 2003 through 2005. In addition, the tax benefit associated with the $111.6 of impairment charges noted above was only $3.6.

(7)
During 2012, we sold our Service Solutions business to Robert Bosch GmbH resulting in a net gain of $313.4. In addition, we allocated $8.0 of interest expense to discontinued operations during 2012 related to the Term Loan amounts that were required to be repaid in connection with sale of Service Solutions (See Note 12 to our consolidated financial statements for additional details).

  During 2009, we recorded a charge, net of tax, of $165.4 related to the impairment of goodwill and intangible assets of our Service Solutions business.

(8)
The original plan for disposing our Filtran business contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of the planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge attributable to SPX common shareholders of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $6.5 was recorded to "Income (loss) on disposition of discontinued operations, net of tax." In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, only sold our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain on disposition of discontinued operations, net of tax" within our 2009 consolidated statement of operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

(All amounts are in millions unless otherwise noted)

        The following should be read in conjunction with our consolidated financial statements and the related notes.

Executive Overview

        Overall, our operating results for 2012 were mixed as demand for products within our Flow Technology reportable segment was quite strong in the Americas and Asia Pacific and volumes for power transformers increased year-over-year. However, these favorable trends were offset partially by weak demand, generally across the globe, for cooling and thermal products within our Thermal Equipment and Services reporting segment. These trends, along with the impact of the December 2011 acquisition of Clyde Union, which contributed incremental revenues of $557.6 in 2012, resulted in an increase in revenues of 12.4% in 2012. Despite the increase in revenues, income associated with our reportable and other segments declined to $505.9 in 2012, compared to $520.6 in 2011, with the decline primarily the result of the revenue decreases noted above within our Thermal Equipment and Services reportable segment, particularly with regard to higher-margin dry cooling project revenues. Cash flows from continuing operations also declined on a year-over-year basis, from $252.5 in 2011 to $84.7 in 2012. Much of the decrease in cash flows from continuing operations was attributable to (i) investments in working capital at Clyde Union of approximately $140.0, (ii) the timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments, (iii) an increase in pension and postretirement contributions and direct benefit payments of $37.2 and (iv) income tax payments, net of refunds, of $59.3 during 2012, compared to income tax payments, net of refunds, of $0 during 2011.

  Significant Items that Impacted 2012 Financial Results

  •
  On January 23, 2012, we entered into an agreement to sell our Service Solutions business to Robert Bosch GmbH. We completed the sale in December 2012 for cash proceeds of $1,134.9 and recorded a gain, net of taxes, of $313.4 to "Gain on disposition of discontinued operations, net of tax" within our consolidated statement of operations for 2012.

  •
  On December 30, 2011, we and Shanghai Electric established the Shanghai Electric JV, a joint venture to supply dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the Shanghai Electric joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received January 2012, RMB 25.8 received in December 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. Final approval for the transaction was received on January 13, 2012. In connection with the transaction, we recorded a pre-tax gain during the first quarter of 2012 of $20.5, with such gain included in "Other income (expense), net" in our consolidated statement of operations for 2012. See Note 4 to our consolidated financial statements for additional details on the transaction.

  •
  On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 1.0 shares of our common stock were repurchased for $75.0, with the remainder scheduled to be repurchased following the consummation of the sale of the Service Solutions business. During December 2012, and following the completion of the sale of our Service Solutions business, we repurchased 2.6 shares of our common stock for $170.6, resulting in total repurchases of $245.6 during 2012. During January 2013, we completed the repurchases authorized under the trading plan.

  •
  On February 8, 2012, the lenders under our senior credit facilities agreed, with respect to the proceeds from the sale of our Service Solutions business, to waive the mandatory prepayments required by the senior credit facilities. The waiver required that a portion of the proceeds from the pending sale be used to repay $325.0 of the term loans under our senior credit facilities. Upon completion of the sale of Service Solutions in December 2012, we repaid $325.0 of the terms loans. In addition, we allocated $8.0 of interest expense associated with the $325.0 of term loan repayments to discontinued operations within our consolidated statement of operations for 2012.

  •
  During 2012, we recorded an impairment charge of $281.4 related to the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment. See Note 8 to our consolidated financial statements for further discussion.

  •
  During 2012, we recorded an income tax provision of $31.9 on a pre-tax loss from continuing operations of $46.5. The income tax provision for 2012 was impacted by the following:

  •
  An income tax benefit of $26.3 associated with the $281.4 impairment charge previously noted, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes;

  •
  Taxes provided of $15.4 on foreign dividends and undistributed earnings that are no longer considered to be indefinitely reinvested;

  •
  Incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes; and

  •
  Valuation allowances that were recorded against deferred tax assets during the year of $5.4.

        The above income tax charges were offset partially by income tax benefits of $23.7 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

  Other Matters

  •
  On March 21, 2012, our Flow Technology reportable segment completed the acquisition of Seital S.r.l. ("Seital"), a leading supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8.

  •
  Inclusive of cash on hand and committed credit lines, our available liquidity was $1,564.0 at December 31, 2012.

  •
  There are no scheduled principal payments under our senior credit facilities until 2014.

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

        Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions and divestitures. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP"), should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

        The following table provides selected financial information for the years ended December 31, 2012, 2011 and 2010, including the reconciliation of organic revenue growth to net revenue growth, as defined herein:

	2012	2011	2010	2012 vs. 2011%	2011 vs. 2010%
Revenues	$5,100.2	$4,536.9	$4,098.8	12.4	10.7
Gross profit	1,375.0	1,274.7	1,231.6	7.9	3.5
% of revenues	27.0%	28.1%	30.0%
Selling, general and administrative expense	1,020.9	911.3	858.2	12.0	6.2
% of revenues	20.0%	20.1%	20.9%
Intangible amortization	35.1	23.3	20.7	50.6	12.6
Impairment of goodwill and other long-term assets	285.9	28.3	1.7	*	*
Special charges, net	24.1	25.3	30.7	(4.7)	(17.6)
Other income (expense), net	14.0	(53.6)	(19.7)	(126.1)	172.1
Interest expense, net	(108.1)	(91.4)	(81.6)	18.3	12.0
Loss on early extinguishment of interest rate protection agreements and term loan	—	—	(25.6)	*	*
Equity earnings in joint ventures	38.6	28.4	30.2	35.9	(6.0)
Income (loss) from continuing operations before income taxes	(46.5)	169.9	223.6	(127.4)	(24.0)
Income tax provision	(31.9)	(14.3)	(45.6)	123.1	(68.6)
Income (loss) from continuing operations	(78.4)	155.6	178.0	(150.4)	(12.6)
Components of consolidated revenue growth:
Organic growth				2.5	6.6
Foreign currency				(2.7)	2.3
Acquisitions/Dispositions				12.6	1.8

Net revenue growth				12.4	10.7

*
Not meaningful for comparison purposes.

        Revenues — For 2012, the increase in revenues, compared to 2011, was due to incremental revenues of $594.1 associated with the acquisitions of Seital in 2012 and Clyde Union and e&e Verfahrenstechnik GmbH ("e&e") in 2011 and, to a lesser extent, organic revenue growth. The organic revenue growth in 2012 was due primarily to (i) additional sales into our Flow Technology reportable segment's power and energy and industrial end-markets in the Americas and its food and beverage and industrial end-markets in Asia Pacific, (ii) an increase in sales volumes and, to a lesser extent, prices of power transformers, and (iii) an increase in sales of cooling products in South Africa associated with continued progression on the Kusile and Medupi projects. These increases in organic revenue were offset partially by a decline in sales of cooling and thermal products in the Americas, China, and Europe and the impact of a stronger U.S. dollar during 2012, when compared to 2011.

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

        Gross Profit — The increase in gross profit for 2012, compared to 2011, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues declined during 2012, compared to 2011, primarily as a result of the following:

  •
  Matters related to Clyde Union's operating results during the period, including:

  •
  Charges related to the excess fair value (over historical cost) of inventory acquired and subsequently sold during the first half of 2012 of $8.1; and

  •
  The impact of loss contracts acquired and then converted to revenue during 2012 (such losses generally were recorded as part of Clyde Union's acquisition accounting adjustments).

  •
  A decline in sales of higher-margin dry cooling products during 2012 within our Thermal Equipment and Services reportable segment;

  •
  An increase during 2012 of sales of food and beverage systems within our Flow Technology reportable segment, as such sales typically have lower profit margins than the segment's other revenues; and

  •
  An insurance recovery of $6.3 during the first quarter of 2011 related to a product liability matter within Industrial Products and Services.

        The increase in gross profit for 2011, when compared to 2010, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues for 2011 was impacted by:

  •
  A higher percentage of lower margin food and beverage systems' revenue during 2011 within our Flow Technology reportable segment;

  •
  A decline in sales of higher-margin dry cooling products to China during 2011 within our Thermal Equipment and Services reportable segment;

  •
  Lower pricing on power transformers during 2011 and start-up costs of $11.4 incurred during 2011 associated with the expansion of our power transformer facility in Waukesha, WI;

  •
  Net charges of $10.3 associated with changes in cost estimates for certain contracts in South Africa within our Thermal Equipment and Services reportable segment; and

  •
  The insurance recovery of $6.3 during 2011 associated with a product liability matter noted above.

        Selling, General and Administrative ("SG&A") Expense — For 2012, the increase in SG&A expense, when compared to 2011, of $109.6 was due primarily to the impact of the Clyde Union acquisition in December of 2011, which resulted in additional SG&A during 2012 of $101.9, and, to a much lesser extent, additional expenses in support of the organic revenue growth in 2012. These increases were offset partially by a decrease in SG&A of $19.7 associated with a stronger U.S. dollar in 2012, when compared to 2011.

        For 2011, the increase in SG&A expense, when compared to 2010, of $53.1 was due primarily to:

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

        Intangible Amortization — For 2012, the increase in intangible amortization, compared to 2011, was due primarily to incremental amortization of $10.0 associated with intangible assets purchased in the Clyde Union acquisition.

        For 2011, the increase in intangible amortization, when compared to 2010, was primarily due to incremental amortization associated with intangible assets purchased in the Clyde Union, e&e, Murdoch, Anhydro, TTS, and Gerstenberg acquisitions.

        Impairment of Goodwill and Other Long-Term Assets — During 2012, we recorded impairment charges of $281.4 associated with the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

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

        See Note 8 to our consolidated financial statements for further discussion of impairment charges.

        Special Charges, Net — Special charges related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2012, 2011 and 2010. The components of special charges, net, were as follows:

	2012	2011	2010
Employee termination costs	$22.5	$11.5	$18.4
Facility consolidation costs	2.6	5.5	4.0
Other cash costs (recoveries), net	(4.4)	0.1	1.5
Non-cash asset write-downs	3.4	8.2	6.8

Total special charges, net	$24.1	$25.3	$30.7

        Other Income (Expense), Net — Other income, net for 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling products business in China, investment earnings of $9.9, and gains on FX forward contracts of $0.2, partially offset by foreign currency transaction losses of $12.2 and losses on FX embedded derivatives of $0.4.

        For 2011, Other expense, net was composed primarily of charges associated with our FX forward contracts of $38.5 and foreign currency transaction losses of $4.4, partially offset by gains on FX embedded derivatives of $1.5 and insurance proceeds received of $3.2 related to death benefit and property insurance claims. The expense associated with the FX forward contracts included a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. In addition, and as discussed in Note 14 to our consolidated financial statements, we maintain insurance for certain risk management matters. During 2011, we recorded a charge of $18.2 to "Other income (expense), net" associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. See Note 14 to our consolidated financial statements for further details.

        For 2010, Other expense, net was composed primarily of charges associated with our FX forward contracts and FX embedded derivatives of $17.3 and foreign currency transaction losses of $10.2, partially offset by investment income of $9.5.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2012, when compared to 2011, was primarily the result of interest incurred during 2012 on the $800.0 of term loans that were drawn down in December 2011 in order to fund the acquisition of Clyde Union. As discussed in Note 12 to the consolidated financial statements, interest expense associated with the term loans of approximately $8.0 was allocated to discontinued operations during 2012. In addition, in connection with the closing of the sale of our Service Solutions business in December 2012, we repaid $325.0 of the above term loans (see Notes 4 and 12 to our consolidated financial statements for further details).

        For 2011, the increase in interest expense, net, when compared to 2010, was the result of replacing the term loan under our then-existing senior credit facilities (a loan that carried an interest rate, inclusive of the impact of the related interest rate protection agreements ("Swaps"), of approximately 5.0%) with the $600.0 of 6.875% senior notes in August 2010.

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

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS, as earnings from this investment totaled $39.0, $28.7 and $28.8 in 2012, 2011 and 2010, respectively.

        Income Taxes — During 2012, we recorded an income tax provision of $31.9 on a pre-tax loss from continuing operations of $46.5, resulting in an effective tax rate of (68.6)%. The effective tax rate for 2012 was impacted by (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for Cooling reporting unit's goodwill and other long-term assets, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes, (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that are no longer considered to be indefinitely reinvested, (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes, and (iv) valuation allowances that were recorded against deferred tax assets during the year of $5.4. These income tax charges were offset partially by income tax benefits of $23.7 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

        During 2011, we recorded an income tax provision of $14.3 on $169.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 8.4%. During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it is more likely than not that we will be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $27.8. In addition, during 2011 we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These benefits were offset partially by $6.9 of federal income taxes that were incurred in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

        During 2010, we recorded an income tax provision of $45.6 on $223.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.4%. The effective tax rate for 2010 was impacted favorably by a tax benefit of $18.2 that was recorded in connection with the completion of the field examinations of our 2006 and 2007 federal income tax returns and tax benefits of $16.0 related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by domestic charges of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of enactment of the PPAC Act during the year and $3.6 associated with the repatriation of foreign earnings.

Results of Discontinued Operations

        For 2012, 2011 and 2010, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2012	2011	2010
Income from discontinued operations	$600.0	$46.8	$19.9
Income tax (expense) benefit	(259.6)	(16.8)	4.9

Income from discontinued operations, net	$340.4	$30.0	$24.8

        For 2012, 2011 and 2010, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2012	2011	2010
Revenues	$825.0	$925.0	$793.9
Pre-tax income	44.4	49.8	20.6

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

Business	Quarter Discontinued	Quarter Sale Closed
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010

        Tianyu — Sold for cash consideration of one RMB (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, of $1.8 during 2012.

        Weil McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in gain, net of taxes, of $2.2 during 2012.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012.

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010. During 2011, we recorded a net charge of $0.1 to "Gain on disposition of discontinued operations, net of tax" within our consolidated statement of operations in connection with adjustments to certain liabilities that we retained.

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010.

        In addition to the businesses discussed above, we recognized net gains (losses) of $(0.4), $0.4 and $2.7 during 2012, 2011 and 2010, respectively, resulting from adjustments to gains/losses on businesses that were sold (and included in discontinued operations) prior to 2010.

        During 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service ("IRS"). In connection with the completion of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to "Gain on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

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

Flow Technology Reportable Segment

	2012	2011	2010	2012 vs. 2011%	2011 vs. 2010%
Revenues	$2,682.2	$2,042.0	$1,662.2	31.4	22.8
Income	285.1	268.4	215.6	6.2	24.5
% of revenues	10.6%	13.1%	13.0%
Components of revenue growth:
Organic growth				5.2	15.1
Foreign currency				(3.0)	3.4
Acquisitions				29.2	4.3

Net revenue growth				31.4	22.8

        Revenues — For 2012, the increase in revenues, compared to 2011, was due to incremental revenues of $594.1, associated with the acquisitions of Seital in 2012 and Clyde Union and e&e in 2011, as well as organic revenue growth. These increases were offset partially by the impact of a stronger U.S. dollar during 2012. The organic revenue growth was attributable primarily to additional sales into the (i) power and energy and industrial end markets in the Americas and (ii) food and beverage and industrial end markets in Asia Pacific.

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

        Income — For 2012, income increased primarily as a result of incremental income of $22.0 associated with the acquisitions of Clyde Union, Seital and e&e and the organic revenue growth noted above in 2012, partially offset by the impact of a stronger U.S. dollar. Margins for 2012 declined, compared to 2011, primarily as a result of the impact of dilution related to Clyde Union's operating results during the year, including (i) incremental amortization expense of $10.0 associated with the intangible assets acquired in the Clyde Union transaction, (ii) the impact of loss contracts acquired and then converted to revenue during 2012 (such losses generally were recorded as part of Clyde Union's acquisition accounting adjustments) and (iii) charges of $8.1 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction and subsequently sold in the first half of 2012. In addition, 2012 margins were impacted by the significant increase in sales of food and beverage systems, as system revenues typically have lower profit margins than the segment's other revenues.

        For 2011, income and margins, compared to 2010, were impacted favorably by the organic revenue growth noted above and savings from restructuring activities initiated in 2011 and 2010 associated with the integration of the Anhydro and Gerstenberg acquisitions. The increase in margins was offset partially by the impact of a higher percentage of lower-margin systems' revenue during 2011.

Thermal Equipment and Services Reportable Segment

	2012	2011	2010	2012 vs. 2011%	2011 vs. 2010%
Revenues	$1,490.9	$1,636.4	$1,593.2	(8.9)	2.7
Income	106.7	142.5	194.2	(25.1)	(26.6)
% of revenues	7.2%	8.7%	12.2%
Components of revenue growth (decline):
Organic growth (decline)				(3.7)	0.5
Foreign currency				(3.6)	2.2
Dispositions				(1.6)	—

Net revenue growth (decline)				(8.9)	2.7

        Revenues — For 2012, the decrease in revenues, compared to 2011, primarily was the result of organic revenue declines and a stronger U.S. dollar during 2012. The decrease in organic revenues was due to declines in sales of cooling and thermal products in the Americas, China, and Europe, primarily as a result of continued weak demand in the global power generation market. These decreases in organic revenue were offset partially by additional sales of cooling products in South Africa during 2012 associated with continued progression on the Kusile and Medupi projects.

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

        Income — For 2012, income and margin decreased, compared to 2011, as a result of the organic revenue declines noted above and a lower proportion of higher-margin dry cooling project revenues in 2012.

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

Industrial Products and Services

	2012	2011	2010	2012 vs. 2011%	2011 vs. 2010%
Revenues	$927.1	$858.5	$843.4	8.0	1.8
Income	114.1	109.7	123.4	4.0	(11.1)
% of revenues	12.3%	12.8%	14.6%
Components of revenue growth:
Organic growth				8.4	1.1
Foreign currency				(0.4)	0.5
Acquisitions				—	0.2

Net revenue growth				8.0	1.8

        Revenues — For 2012, the increase in revenues, compared to 2011, was a result of organic revenue growth due primarily to an increase in power transformer volumes and, to a lesser extent prices, sales of precision machine components to the aerospace industry, and sales of hydraulic tools and equipment. These increases in organic revenue were offset partially by a decline in sales of fare collection systems during 2012.

        For 2011, the increase in revenues, compared to 2010, was due primarily to an increase in organic revenues. The increase in organic revenues primarily was attributable to greater demand for hydraulic tools and equipment and increases in power transformer sales volumes. This increase was offset partially by declines in power transformer prices and lower sales of precision machine components to the aerospace industry.

        Income — For 2012, the increase in income was due primarily to improved profitability within our power transformer business due to (i) the organic revenue increases noted above and (ii) start-up costs of $11.4 in 2011 associated with the expansion of the businesses facility in Waukesha, WI. The decrease in margin in 2012 was due primarily to declines in sales of higher-margin fare collection systems, monitoring systems and solar power products. Income and margin for 2011 were impacted favorably by an insurance recovery of $6.3 related to a product liability matter.

        For 2011, the decrease in income and margin, compared to 2010, was due primarily to declines in power transformer prices and sales of precision machine components, as well as the start-up costs of $11.4 noted above associated with the expansion of our power transformer facility in Waukesha, WI. This decrease was offset partially by the insurance recovery during 2011 of $6.3 noted above and a more favorable sales mix within our laboratory equipment product lines.

Corporate Expense and Other Expense

	2012	2011	2010	2012 vs. 2011%	2011 vs. 2010%
Total consolidated revenues	$5,100.2	$4,536.9	$4,098.8	12.4	10.7
Corporate expense	108.8	105.9	98.4	2.7	7.6
% of revenues	2.1%	2.3%	2.4%
Stock-based compensation expense	39.4	39.2	29.9	0.5	31.1
Pension and postretirement expense	38.7	35.4	52.2	9.3	(32.2)

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. The increase in corporate expense during 2012, when compared to 2011, was due primarily to an increase in charges associated with earnings on participant deferred compensation balances, as the amount in 2012 totaled $5.3 compared to $1.7 in 2011.

        For 2011, the increase in corporate expense, compared to 2010, was due primarily to additional costs associated with certain corporate-led initiatives (e.g., global expansion and innovation) and transaction fees of $7.2, partially offset by a decline in incentive compensation expense of $5.2.

        Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation expense during 2012, when compared to 2011, was due primarily to the fact that the 2012 awards were granted in January, whereas the 2011 awards were granted in March, and, thus, the 2012 awards contributed two additional months of expense during 2012. Such increase generally was offset by the impact of a decline in the fair value of our 2012 restricted stock and restricted stock unit awards, as the weighted-average fair value of the 2012 awards was approximately 19.0% lower than the weighted-average fair value of the 2011 awards.

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

        Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense in 2012, when compared to 2011, was due primarily to an increase in the amortization of unrecognized losses associated primarily with continuing decreases in the discount rate applied to the projected benefit obligations. The decrease in pension and postretirement expense in 2011, compared to 2010, was due to an increase in the number of inactive participants in one of our domestic pension plans, which resulted in almost all of the plan participants being inactive. Accordingly, in 2011, we began amortizing the unrecognized gains/losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants. This change resulted in a reduction in pension expense of approximately $20.0 in 2011.

Outlook

        The following table highlights our backlog as of December 31, 2012 and 2011, and the revenue and profit margin expectations for our reportable and other operating segments during 2013 based on information available at the time of this report.

Flow Technology reportable segment	During 2012, the segment experienced a revenue increase of 31.4%, including organic growth of 5.2%. For 2013, we are projecting revenues to increase between 2% and 7% as a result of organic revenue growth associated primarily with the power and energy and industrial end-markets in the Americas and food and beverage end markets around the world. We are projecting margins to be between 11.9% and 12.4% for 2013, compared to 10.6% in 2012. The projected increase in margins in 2013 is due primarily to profitability improvements that are expected at Clyde Union as a result of (i) continued increases in higher-margin Aftermarket revenues, (ii) a decline in OE revenues associated with loss contracts acquired, and (iii) reduced operating expenses associated with 2012 restructuring initiatives, as well as improved profitability within our components and systems businesses that serve the food and beverage end markets. The segment had backlog of $1,360.0 and $1,454.9 as of December 31, 2012 and December 31, 2011, respectively. We expect to convert approximately 88% of the segment's December 31, 2012 backlog to revenues during 2013.
Thermal Equipment and Services reportable segment
During 2012, the segment experienced a revenue decline of 8.9%, of which 3.7% was attributable to a decline in organic revenue. We are projecting revenues to decrease between 4% and 9% for 2013, as we are not expecting the global power generation market to rebound in the near-term. We are projecting margins to be between 6.5% and 7.0% for 2013. We had backlog of $786.9 and $1,054.9 as of December 31, 2012 and December 31, 2011, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 65% of the segment's December 31, 2012 backlog to revenues during 2013. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services	During 2012, Industrial Products and Services experienced a revenue increase of 8.0%. We are projecting an increase in revenues of between 7% and 12% for 2013, primarily as a result of increasing volumes for both medium and large power transformers. We are projecting margins to be between 13.3% and 13.8% for 2013. Backlog totaled $453.2 and $485.5 as of December 31, 2012 and December 31, 2011, respectively. We expect to convert approximately 86% of the December 31, 2012 backlog to revenues during 2013.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Continuing operations:
Cash flows from operating activities	$84.7	$252.5	$218.1
Cash flows used in investing activities	(97.6)	(893.8)	(172.9)
Cash flows from (used in) financing activities	(669.6)	713.9	(145.3)
Cash flows from discontinued operations	1,113.4	19.6	23.6
Change in cash and equivalents due to changes in foreign currency exchange rates	2.2	3.4	9.0

Net change in cash and equivalents	$433.1	$95.6	$(67.5)

2012 Compared to 2011

        Operating Activities — The decrease in cash flows from operating activities during 2012, as compared to 2011, was due primarily to the following:

  •
  Investments in working capital at Clyde Union of approximately $140.0;

  •
  The timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments;

  •
  Pension and postretirement contributions and direct benefit payments during 2012 of $64.6 compared to $27.4 during 2011; and

  •
  Income tax payments, net of refunds, of $59.3 during 2012 compared to income tax payments, net of refunds, of $0 during 2011.

        Investing Activities — The decrease in cash used in investing activities during 2012, as compared to 2011, was due primarily to a reduction in business acquisitions and investments during 2012, as the 2012 acquisition/investment cash flows were limited generally to the acquisition of Seital for $28.0, while the 2011 acquisition/investment cash flows included the Clyde Union acquisition for $720.3. In addition, capital expenditures declined to $84.3 in 2012, compared to $147.0 in 2011. The 2011 capital expenditure figure included $55.1 of expenditures related to the expansion of our power transformer facility in Waukesha, WI and $40.8 for the purchase of a manufacturing facility in Glasgow, Scotland that is occupied and was previously leased by Clyde Union.

        Financing Activities — During 2012, net cash used in financing activities of $669.6 was due primarily to net repayments of debt of $365.5, repurchases of our common stock of $245.6, and dividends paid of $63.6. The net repayments of debt, including repayments against our term loans of $325.0, and repurchases of common stock, resulted primarily from the proceeds that were received in connection with the sale of our Service Solutions business in December 2012. During 2011, net cash from financing activities totaled $713.9 and related primarily to $800.0 of term loan borrowings under our senior credit facilities in order to fund the acquisition of Clyde Union in December 2011. Such borrowings were offset partially by dividends paid of $53.4 and financing fees paid of $17.2. There were no repurchases of SPX common stock during 2011.

        Discontinued Operations — Cash flows from discontinued operations for 2012 and 2011 related primarily to our Service Solutions business. The 2012 figure includes proceeds of $1,134.9 received in connection with the sale of our Service Solutions business in December 2012, as well as the operating cash flows and capital expenditures for the business during the year. The 2011 figure includes the operating cash flows for the business of $75.0, partially offset by acquisitions and capital expenditures by the business of $45.0 and $5.5, respectively.

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

        Investing Activities — The increase in cash used in investing activities for 2011 was due primarily to an increase in business acquisitions and investments (2011 — $747.5 vs. 2010 — $114.8) and an increase in capital expenditures (2011 — $147.0 vs. 2010 — $70.9). The increase in business acquisitions and investments in 2011 was primarily due to the Clyde Union acquisition ($720.3), while the increase in capital expenditures in 2011 was primarily due to $55.1 of expenditures related to the expansion of our power transformer facility in Waukesha, WI and $40.8 for the purchase of a manufacturing facility in Glasgow, Scotland.

        Financing Activities — The increase in cash flows from financing activities for 2011 was due primarily to $800.0 of term loan borrowings under our senior credit facilities during December 2011, with the proceeds used primarily for the acquisition of Clyde Union.

        Discontinued Operations — Cash flows from discontinued operations for 2011 and 2010 related primarily to our Service Solutions business. Service Solutions' net cash flows for 2011 and 2010 totaled $23.1 and $18.2, respectively, and related primarily to cash flows from operations (2011 — $75.0 and 2010 — $38.4) and cash used for business acquisitions and investments (2011 — $45.0 and 2010 — $15.8). Cash flows from discontinued operations for 2010 also included cash proceeds of (i) $3.0 in connection with the sale of PSD and (ii) $3.7 that was received in connection with a 2009 disposition.

Borrowings

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2012:

	December 31, 2011	Borrowings	Repayments	Other(4)	December 31, 2012
Domestic revolving loan facility	$—	$1,065.0	$(1,065.0)	$—	$—
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term loan 1(1)	300.0	—	(300.0)	—	—
Term loan 2(1)	500.0	—	(25.0)	—	475.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement(2)	—	127.3	(127.3)	—	—
Other indebtedness(3)	70.2	17.7	(26.3)	55.4	117.0

Total debt	2,001.1	$1,210.0	$(1,575.5)	$56.4	1,692.0

Less: short-term debt	71.3				33.4
Less: current maturities of long-term debt	4.2				8.7

Total long-term debt	$1,925.6				$1,649.9

(1)
On December 3, 2012, a portion of the proceeds from the sale of Service Solutions were used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2). In addition, we have allocated approximately $8.0 of interest expense associated with the $325.0 of term loan repayments to discontinued operations within our consolidated statement of operations for the year ended December 31, 2012.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. At December 31, 2012, we had $46.3 of available borrowing capacity under the facility.

(3)
Includes balances under a purchase card program of $27.9 and $40.4 and capital lease obligations of $82.3 and $26.0 at December 31, 2012 and December 31, 2011, respectively.

(4)
"Other" includes debt assumed, including a $60.0 capital lease obligation related to the new corporate headquarters building, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

        Our senior credit facilities provide for committed senior secured financing in an initial amount of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016 except for Term Loan 1, which had a final maturity date of June 22, 2013 prior to its early repayment in December 2012 — see below):

  •
  An incremental term loan ("Term Loan 1"), in an aggregate principal amount of $300.0, which was repaid in December 2012 in connection with the sale of our Service Solutions business;

  •
  An incremental term loan ("Term Loan 2"), in an aggregate principal amount of $500.0, $25.0 of which was repaid in December 2012 in connection with the sale of our Service Solutions business;

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

        Term Loan 2, with an initial principal balance of $500.0 and principal balance at December 31, 2012 of $475.0, is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        In connection with the August 2010 termination of our Swaps and the term loan under our then-existing senior credit facilities, we incurred $25.6 of costs, including $24.3 associated with the early termination of Swaps (see Note 13 to our consolidated financial statements), $1.1 for the write-off of deferred financing costs, and $0.2 related to an early termination fee.

        Our senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $525.0. The amount of the availability resets (up to a maximum of $1,000.0) as amounts are repaid under the term loans.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. We borrow and repay amounts under our revolving credit facilities on a regular basis during the year. During 2012, the average daily amount outstanding under these facilities was approximately $122.0. The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance.

        At December 31, 2012, we had $66.4 and $785.7 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $7.2 of letters of credit outstanding under separate arrangements in China, India and South Africa.

        The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings.

        The fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans	Term Loan LIBOR Rate Loans	Term Loan ABR Loans
Greater than or equal to 3.00 to 1.00	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%	2.25%	1.25%
Between 2.00 to 1.00 and 3.00 to 1.00	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%	2.125%	1.125%
Between 1.50 to 1.00 and 2.00 to 1.00	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%	2.00%	1.00%
Between 1.00 to 1.00 and 1.50 to 1.00	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%	1.75%	0.75%
Less than 1.00 to 1.00	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%	1.50%	0.50%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.40% at December 31, 2012.

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

  •
  Each domestic material subsidiary, with specified exceptions; and

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

        At December 31, 2012, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long-term.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities of $562.5, to pay $26.9 of termination costs, including $2.6 of accrued interest for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on our notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. We consider the likelihood of having to make payments under the guarantee as remote.

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

        At December 31, 2012, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2012 and 2011, the participating businesses had $27.9 and $40.4, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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

Availability

        At December 31, 2012, we had $533.6 of available borrowing capacity under our revolving credit facilities after giving effect to $66.4 reserved for outstanding letters of credit and $46.3 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2012, we had $414.3 of available issuance capacity under our foreign trade facility after giving effect to $785.7 reserved for outstanding letters of credit.

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

        At December 31, 2012, we had approximately $1,893.0 of undistributed foreign earnings, including $1,580.0 for which no U.S. federal or state income taxes have been provided. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

        As of December 31, 2012, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

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

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in the current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of "Other income (expense), net" in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $107.3 and $66.1 outstanding as of December 31, 2012 and 2011, respectively, with scheduled maturities of $102.0 and $5.3 in 2013 and 2014, respectively. We had FX embedded derivatives with an aggregate notional amount of $96.3 and $73.2 at December 31, 2012 and 2011, respectively, with scheduled maturities of $77.4, $11.4 and $7.5 in 2013, 2014 and 2015, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.4 and $3.7 as of December 31, 2012 and 2011, respectively. We anticipate reclassifying approximately $1.9 of the unrealized loss to income over the next 12 months. The net loss recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $0.2 for 2012, $37.0 for 2011, and $17.3 for 2010.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the purchase price of the Clyde Union acquisition, which was paid in GBP. From the inception of these contracts until December 22, 2011 (the date the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other income (expense), net" in our 2011 consolidated statement of operations.

        The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2012				December 31, 2011
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.2	$—	$(0.4)	$—	$—	$—	$(0.8)	$—
FX embedded derivatives	0.3	—	(0.9)	(9.8)	1.2	—	(0.3)	(14.8)

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). At December 31, 2012 and 2011, the outstanding notional amount of commodity contracts was 3.3 and 2.9 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2012 and 2011, the fair value of these contracts was $0.2 (current asset) and $0.8 (current liability), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.1 and $(0.7) as of December 31, 2012 and 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

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

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At December 31, 2012 and 2011, the fair value of these investments was $3.6 and $5.2, respectively.

        We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At December 31, 2012 and 2011, these assets had a fair value of $7.5 and $7.8, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011, including net unrealized losses recorded to earnings.

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$8.5
Unrealized losses recorded to earnings	(0.7)

Balance at December 31, 2011	7.8
Unrealized losses recorded to earnings	(0.3)

Balance at December 31, 2012	$7.5

Other Fair Value Financial Assets and Liabilities

        The carrying amounts of cash and equivalents and receivables reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments.

        The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at December 31, 2012 for similar debt, was $1,727.5, compared to our carrying value of $1,609.7.

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

        We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced, and believe we are not exposed to significant risk of, loss in these accounts.

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

Cash and Other Commitments

        Balances, if any, under the revolving credit and foreign credit instrument facilities of our senior credit facilities are payable in full on June 30, 2016, the maturity date of the facilities. Term Loan 2 is repayable in quarterly installments (with annual repayments, as a percentage of the initial principal amount, 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        We use operating leases to finance certain equipment and other purchases. At December 31, 2012, we had $146.7 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted during the year at the discretion of the Board of Directors. The factors that the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends under the terms of our credit facilities and any other debt instruments, and other factors deemed relevant. During 2012, we declared and paid dividends of $50.9 and $63.6, respectively, while in 2011 we declared and paid dividends of $50.9 and $53.4, respectively.

        Capital expenditures for 2012 totaled $84.3, compared to $147.0 and $70.9 in 2011 and 2010, respectively. Capital expenditures in 2012 related primarily to upgrades to manufacturing facilities, including replacement of equipment, and new ERP software at certain of our businesses in connection with our ERP rationalization initiative. We expect 2013 capital expenditures to approximate $90.0, with a significant portion related to upgrades of manufacturing facilities. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2012, we made contributions and direct benefit payments of $66.4 to our defined benefit pension and postretirement benefit plans, net of subsidies, which included $1.8 of contributions related to businesses that have been classified as discontinued operations. We expect to make $69.2 of minimum required funding contributions and direct benefit payments in 2013, including $2.5 of contributions that relate to businesses that have been classified as discontinued operations. In addition, we recently announced our intention to make approximately $250.0 in voluntary contributions to our qualified pension plans during 2013. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 13.0% in 2012. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $59.3, $0.0 and $30.0 in taxes for 2012, 2011 and 2010, respectively. In 2012, we made payments of $69.6 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $10.3. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2012, except as discussed in Note 14 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (1) $66.4 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our revolving credit facility; and (2) approximately $142.0 of surety bonds. In addition, $43.1 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 1.0 shares of our common stock were repurchased for $75.0. During December 2012, and following the completion of the sale of our Service Solutions business, we repurchased 2.6 shares of our common stock for $170.6, resulting in total repurchases for 2012 of $245.6. During January 2013, we completed the repurchases authorized under the trading plan.

Contractual Obligations:

        The following is a summary of our primary contractual obligations as of December 31, 2012:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$33.4	$33.4	$—	$—	$—
Long-term debt obligations	1,658.6	8.7	687.4	909.1	53.4
Pension and postretirement benefit plan contributions and payments(1)	727.6	69.2	193.4	113.0	352.0
Purchase and other contractual obligations(2)	582.1	561.3	20.2	0.6	—
Future minimum operating lease payments(3)	146.7	36.0	49.0	23.1	38.6
Interest payments	324.3	94.1	145.5	76.6	8.1

Total contractual cash obligations(4)	$3,472.7	$802.7	$1,095.5	$1,122.4	$452.1

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2013 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)
Represents contractual commitments to purchase goods and services at specified dates.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $10.0 to $20.0 relating to uncertain tax positions, which includes an estimate for interest and penalties. In addition, the above table does not include potential payments under our derivative financial instruments.

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, recognize revenues and profits from long-term contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2012, 2011 and 2010, we recognized $1,594.7, $1,457.5 and $1,319.0 of revenues under the percentage-of-completion method, respectively.

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

        We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs include, but are not limited to, the following:

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

        In connection with our annual goodwill testing during the fourth quarter of 2011, we estimated that the fair value of our Cooling reporting unit was approximately 5% higher than the carrying value of its net assets as its projected, near-term cash flows were being negatively impacted by the challenging conditions within the power generation end-markets in which the business participates. During the first three quarters of 2012, orders and operating results remained below historical levels. Despite an improvement in order levels and profitability during the fourth quarter of 2012, our current cash flow estimates for the business, based on the related 2013 operating plan that was completed by the end of 2012, as well as other market related data, indicate that the current estimated fair value of the business is below the carrying value of its net assets. As a result, we estimated the implied fair value Cooling's goodwill, which resulted in an impairment charge related to such goodwill of $270.4. The impairment charge of $270.4 is composed of (i) a $125.8 difference between the estimated fair value of Cooling compared to the carrying value of its net assets and (ii) an allocation to certain tangible and intangible assets of $144.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification. After the impairment charge, goodwill for the Cooling reporting unit totaled $82.9 as of December 31, 2012. The estimated fair value for each of our other reporting units with goodwill, except for Clyde Union, exceeded the carrying value of their respective net assets by at least 20.0%. The estimated fair value of Clyde Union exceeded the carrying value of its net assets by approximately 2.0%, while the total goodwill for Clyde Union was $381.7 at December 31, 2012. A change in any of the assumptions used in testing Clyde Union's goodwill for impairment (e.g., projected revenue and profit growth rates, discount rate, expected control premium, etc.) could result in Clyde Union's estimated fair value being less than the carrying value of its net assets. For example, a one-hundred basis point increase in the discount rate used in determining Clyde Union's discounted cash flows would result in Clyde Union's fair value being approximately $66.0 lower than the carrying value of its net assets. If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Clyde Union's goodwill.

        In addition to the goodwill impairment charge of $270.4, we also recorded an impairment charge of $11.0 in 2012 related to certain long-term assets of our Cooling reporting unit. Lastly, we recorded impairment charges of $4.5 in 2012 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

Employee Benefit Plans

        Defined benefit plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, domestic postretirement plans provide health and life insurance benefits for certain retirees and their dependents. The costs and obligations associated with these plans are calculated based on actuarial valuations. The critical assumptions used in determining these obligations and related expenses are discount rates, the expected long-term rate of return on plan assets and healthcare cost projections. These critical assumptions are determined based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries and investment advisors. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of compensation increases are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower expected rate of return on plan assets would increase pension expense. Our domestic qualified pension plans accounted for approximately 80% of our total projected benefit obligations at December 31, 2012. A 50 basis point change in the expected long-term rate of return for our domestic qualified pension plans would impact our estimated 2013 pension expense by approximately $4.3. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 13.0% in 2012.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 50 basis point change in the discount rate for our domestic plans would impact our estimated 2013 pension expense by approximately $1.2.

        The trend in healthcare costs is difficult to estimate, and it has an important effect on postretirement liabilities. The 2012 healthcare cost trend rate, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, was 7.13%. This rate is assumed to decrease to 5.0% by 2019 and then remain at that level. A one-percentage point increase in the healthcare cost trend rate would increase our estimated 2013 postretirement expense by $0.4.

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

        Realization of deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that we may not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims) have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without a material adverse effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $548.6 (including $501.3 for risk management matters) and $558.3 (including $495.6 for risk management matters) at December 31, 2012 and 2011, respectively.

        We had insurance recovery assets related to risk management matters of $430.6 and $428.9 at December 31, 2012 and 2011, respectively, included within our consolidated balance sheets.

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

        The following table provides information, as of December 31, 2012, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2013	2014	2015	2016	2017	After	Total	Fair Value
Long-term debt:
6.875% senior notes	$—	$—	$—	$—	$600.0	$—	$600.0	$669.0
Average interest rate							6.875%
7.625% senior notes	—	500.0	—	—	—	—	500.0	548.8
Average interest rate							7.625%
Term Loan 2	—	75.0	100.0	300.0	—	—	475.0	475.0
Average interest rate							2.4025%

        We believe that current cash and equivalents, cash flows from operations and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for the foreseeable future.

        We had FX forward contracts with an aggregate notional amount of $107.3 outstanding as of December 31, 2012, with scheduled maturities of $102.0 and $5.3 in 2013 and 2014, respectively. The fair value of our open contracts was a net liability of $0.2, with $0.2 recorded as a current asset and $0.4 recorded as a current liability. We had FX embedded derivatives with an aggregate notional amount of $96.3 outstanding at December 31, 2012, with scheduled maturities of $77.4, $11.4 and $7.5 in 2013, 2014 and 2015, respectively. The fair value of the associated embedded derivatives was a net liability of $10.4, with $0.3 recorded as a current asset, $0.9 recorded as a current liability and $9.8 recorded as a noncurrent liability as of December 31, 2012.

        We had commodity contracts with an unrealized gain, net of tax, recorded in accumulated other comprehensive income of $0.1 at December 31, 2012. We expect to reclassify the 2012 unrealized gain to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $0.2 (recorded as a current asset) as of December 31, 2012.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2012

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the fiscal years ended September 30, 2012, 2011 and 2010, the Company's investment that is accounted for by use of the equity method (see Note 9 to the Company's consolidated financial statements). The Company's equity in income of EGS for the fiscal years ended September 30, 2012, 2011 and 2010 was $39.0 million, $28.7 million and $28.8 million, respectively. The consolidated financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2013

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues	$5,100.2	$4,536.9	$4,098.8
Costs and expenses:
Cost of products sold	3,725.2	3,262.2	2,867.2
Selling, general and administrative	1,020.9	911.3	858.2
Intangible amortization	35.1	23.3	20.7
Impairment of goodwill and other long-term assets	285.9	28.3	1.7
Special charges, net	24.1	25.3	30.7

Operating income	9.0	286.5	320.3
Other income (expense), net	14.0	(53.6)	(19.7)
Interest expense	(114.4)	(97.0)	(86.9)
Interest income	6.3	5.6	5.3
Loss on early extinguishment of interest rate protection agreements and term loan	—	—	(25.6)
Equity earnings in joint ventures	38.6	28.4	30.2

Income (loss) from continuing operations before income taxes	(46.5)	169.9	223.6
Income tax provision	(31.9)	(14.3)	(45.6)

Income (loss) from continuing operations	(78.4)	155.6	178.0

Income from discontinued operations, net of tax	27.0	29.7	13.1
Gain on disposition of discontinued operations, net of tax	313.4	0.3	11.7

Income from discontinued operations, net of tax	340.4	30.0	24.8

Net income	262.0	185.6	202.8
Less: Net income (loss) attributable to noncontrolling interests	2.8	5.0	(2.8)

Net income attributable to SPX Corporation common shareholders	$259.2	$180.6	$205.6

Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(81.2)	$150.6	$180.8
Income from discontinued operations, net of tax	340.4	30.0	24.8

Net income	$259.2	$180.6	$205.6

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(1.62)	$2.98	$3.64
Income from discontinued operations attributable to SPX Corporation common shareholders	6.80	0.60	0.50

Net income per share attributable to SPX Corporation common shareholders	$5.18	$3.58	$4.14

Weighted-average number of common shares outstanding — basic	50.031	50.499	49.718
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholder	$(1.62)	$2.96	$3.59
Income from discontinued operations attributable to SPX Corporation common shareholders	6.80	0.58	0.49

Net income per share attributable to SPX Corporation common shareholders	$5.18	$3.54	$4.08

Weighted-average number of common shares outstanding — diluted	50.031	50.946	50.347

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2012	2011	2010
Net income	$262.0	$185.6	$202.8

Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $44.2, $7.7 and $(1.4) in 2012, 2011 and 2010, respectively	(80.3)	(21.7)	28.9
Net unrealized gain (loss) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.4), $0.7 and $(10.8) in 2012, 2011 and 2010, respectively	1.1	(1.1)	17.4
Net unrealized gain (loss) on available-for-sale securities	(1.6)	(7.6)	6.1
Foreign currency translation adjustments	99.0	(23.6)	(31.1)

Other comprehensive income (loss), net	18.2	(54.0)	21.3

Total comprehensive income	280.2	131.6	224.1
Less: Total comprehensive income (loss) attributable to noncontrolling interests	3.4	4.9	(2.5)

Total comprehensive income attributable to SPX Corporation common shareholders	$276.8	$126.7	$226.6

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$984.1	$551.0
Accounts receivable, net	1,333.0	1,221.2
Inventories	555.6	587.2
Other current assets	149.9	131.8
Deferred income taxes	92.4	66.2
Assets of discontinued operations	—	731.6

Total current assets	3,115.0	3,289.0
Property, plant and equipment:
Land	45.4	48.4
Buildings and leasehold improvements	404.9	302.7
Machinery and equipment	806.9	774.5

	1,257.2	1,125.6
Accumulated depreciation	(512.2)	(476.1)

Property, plant and equipment, net	745.0	649.5
Goodwill	1,574.0	1,772.1
Intangibles, net	962.4	972.1
Other assets	733.7	709.1

TOTAL ASSETS	$7,130.1	$7,391.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$571.4	$640.8
Accrued expenses	996.6	977.3
Income taxes payable	126.5	26.7
Short-term debt	33.4	71.3
Current maturities of long-term debt	8.7	4.2
Liabilities of discontinued operations	—	241.7

Total current liabilities	1,736.6	1,962.0
Long-term debt	1,649.9	1,925.6
Deferred and other income taxes	251.1	131.1
Other long-term liabilities	1,212.5	1,135.8

Total long-term liabilities	3,113.5	3,192.5
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity
Common stock (99,453,784 and 48,303,707 issued and outstanding at December 31, 2012, respectively, and 98,702,606 and 51,073,419 issued and outstanding at December 31, 2011, respectively)	998.9	993.6
Paid-in capital	1,553.7	1,502.2
Retained earnings	2,696.6	2,488.3
Accumulated other comprehensive loss	(228.9)	(246.5)
Common stock in treasury (51,150,077 and 47,629,187 shares at December 31, 2012 and 2011, respectively)	(2,751.6)	(2,510.3)

Total SPX Corporation shareholders' equity	2,268.7	2,227.3
Noncontrolling interests	11.3	10.0

Total equity	2,280.0	2,237.3

TOTAL LIABILITIES AND EQUITY	$7,130.1	$7,391.8

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$979.0	$1,425.7	$2,203.0	$(213.6)	$(2,523.3)	$1,870.8	$10.7	$1,881.5
Net income (loss)	—	—	205.6	—	—	205.6	(2.8)	202.8
Other comprehensive income	—	—	—	21.0	—	21.0	0.3	21.3
Dividends declared ($1.00 per share)	—	—	(50.0)	—	—	(50.0)	—	(50.0)
Exercise of stock options and other incentive plan activity, including related tax benefit of $3.2	5.1	26.3	—	—	—	31.4	—	31.4
Amortization of restricted stock and restricted stock unit grants (includes $1.2 related to discontinued operations)	—	31.1	—	—	—	31.1	—	31.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(22.0)	—	—	7.2	(12.2)	—	(12.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(2.6)	(2.6)
Other charges in noncontrolling interest	—	—	—	—	—	—	0.7	0.7

Balance at December 31, 2010	986.7	1,461.1	2,358.6	(192.6)	(2,516.1)	2,097.7	6.3	2,104.0
Net income	—	—	180.6	—	—	180.6	5.0	185.6
Other comprehensive loss	—	—	—	(53.9)	—	(53.9)	(0.1)	(54.0)
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.1	4.3	24.7	—	—	—	29.0	—	29.0
Amortization of restricted stock and restricted stock unit grants (includes $2.2 related to discontinued operations)	—	41.4	—	—	—	41.4	—	41.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(25.0)	—	—	5.8	(16.6)	—	(16.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interests	—	—	—	—	—	—	2.9	2.9

Balance at December 31, 2011	993.6	1,502.2	2,488.3	(246.5)	(2,510.3)	2,227.3	10.0	2,237.3
Net income	—	—	259.2	—	—	259.2	2.8	262.0
Other comprehensive income	—	—	—	17.6	—	17.6	0.6	18.2
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.5	4.4	21.1	—	—	—	25.5	—	25.5
Amortization of restricted stock and restricted stock unit grants (includes $1.0 related to discontinued operations)	—	40.4	—	—	—	40.4	—	40.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.9	(10.0)	—	—	4.3	(4.8)	—	(4.8)
Purchases of common stock	—	—	—	—	(245.6)	(245.6)	—	(245.6)
Dividends attributable to noncontrolling
interests	—	—	—	—	—	—	(0.7)	(0.7)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)

Balance at December 31, 2012	$998.9	$1,553.7	$2,696.6	$(228.9)	$(2,751.6)	$2,268.7	$11.3	$2,280.0

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$262.0	$185.6	$202.8
Less: Income from discontinued operations, net of tax	340.4	30.0	24.8

Income (loss) from continuing operations	(78.4)	155.6	178.0
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Special charges, net	24.1	25.3	30.7
Gain on sale of a business	(20.5)	—	—
Impairment of goodwill and other long-term assets	285.9	28.3	1.7
Loss on early extinguishment of interest rate protection agreements and term loan	—	—	25.6
Deferred and other income taxes	11.0	(35.7)	61.6
Depreciation and amortization	111.8	87.7	81.9
Pension and other employee benefits	58.3	56.5	68.4
Stock-based compensation	39.4	39.2	29.9
Other, net	8.4	9.0	14.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	(211.6)	(14.5)	(167.1)
Inventories	73.2	(73.2)	19.1
Accounts payable, accrued expenses and other	(196.8)	(2.3)	(106.5)
Cash spending on restructuring actions	(20.1)	(23.4)	(19.9)

Net cash from continuing operations	84.7	252.5	218.1
Net cash from (used in) discontinued operations	(14.9)	70.1	35.5

Net cash from operating activities	69.8	322.6	253.6
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	19.1	1.1	9.6
(Increase) decrease in restricted cash	1.9	(0.4)	3.2
Business acquisitions and other investments, net of cash acquired	(34.3)	(747.5)	(114.8)
Capital expenditures	(84.3)	(147.0)	(70.9)

Net cash used in continuing operations	(97.6)	(893.8)	(172.9)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $1,133.4 and $10.1 in 2012 and 2010, respectively)	1,128.3	(50.5)	(10.2)

Net cash from (used in) investing activities	1,030.7	(944.3)	(183.1)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	1,065.0	1,881.1	164.0
Repayments under senior credit facilities	(1,421.9)	(1,050.0)	(825.5)
Borrowings under senior notes	—	—	600.0
Repayments of senior notes	—	(49.5)	—
Borrowing under trade receivables agreement	127.3	118.0	90.0
Repayments under trade receivables agreement	(127.3)	(118.0)	(112.0)
Net borrowings (repayments) under other financing arrangements	(8.6)	2.8	—
Purchases of common stock	(245.6)	—	—
Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements	5.3	0.1	3.5
Dividends paid (includes noncontrolling interest distributions of $0.7, $4.1 and $2.6 in 2012, 2011 and 2010, respectively)	(63.6)	(53.4)	(52.3)
Financing fees paid	(0.2)	(17.2)	(13.0)

Net cash from (used in) continuing operations	(669.6)	713.9	(145.3)
Net cash used in discontinued operations	—	—	(1.7)

Net cash from (used in) financing activities	(669.6)	713.9	(147.0)

Change in cash and equivalents due to changes in foreign currency exchange rates	2.2	3.4	9.0
Net change in cash and equivalents	433.1	95.6	(67.5)
Consolidated cash and equivalents, beginning of period	551.0	455.4	522.9

Consolidated cash and equivalents, end of period	$984.1	$551.0	$455.4

Cash and equivalents of continuing operations	$984.1	$551.0	$455.4
Supplemental disclosure of cash flow information:
Interest paid	$102.0	$90.1	$73.9
Income taxes paid, net of refunds of $10.3, $54.7 and $25.9 in 2012, 2011 and 2010, respectively	$59.3	$—	$30.0
Non-cash investing and financing activity:
Debt assumed	$61.5	$19.9	$3.9

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2012
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

        Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses are included in "Other income (expense), net," with the related net losses totaling $12.4, $41.4 and $27.5, in 2012, 2011 and 2010, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or upon receipt by the customer (e.g., FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are deferred and recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. Amounts billed for shipping and handling are included in revenues. Costs incurred for shipping and handling are recorded in cost of products sold. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification. The deliverables under these arrangements typically include hardware and software components, installation, maintenance, extended warranties and software upgrades. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price of the product or service when it is sold separately, competitor prices for similar products or our best estimate. The hardware and software components are usually recognized as revenue contemporaneously, as both are required for essential functionality of the products, with the installation being recognized upon completion. Revenues related to maintenance, extended warranties and software upgrades are deferred and recognized on a pro-rata basis over the coverage period.

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
December 31, 2012
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

        We recognized $1,594.7, $1,457.5 and $1,319.0 in revenues under the percentage-of-completion method for the years ended December 31, 2012, 2011 and 2010, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2012 and 2011 were as follows:

	2012	2011
Costs incurred on uncompleted contracts	$3,363.0	$2,783.5
Estimated earnings to date	804.8	750.6

	4,167.8	3,534.1
Less: Billings to date	(4,066.7)	(3,514.4)

	101.1	19.7
Net costs and estimated earnings in excess of billings assumed in the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union")	10.0	57.2

Net costs and estimated earnings in excess of billings	$111.1	$76.9

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2012 and 2011 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2012	2011
Costs and estimated earnings in excess of billings(1)	$359.7	$355.9
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(248.6)	(279.0)

Net costs and estimated earnings in excess of billings	$111.1	$76.9

(1)
The December 31, 2012 and 2011 balances are reported as a component of "Accounts receivable, net."

(2)
The December 31, 2012 and 2011 balances include $248.4 and $275.4 reported as a component of "Accrued expenses," respectively, and $0.2 and $3.6 as a component of "Other long-term liabilities" in the consolidated balance sheets, respectively.

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic life of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $53.4, $52.7 and $47.2 in 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40.0 years for buildings and range from 3.0 to 15.0 years for machinery and equipment. Depreciation expense was $76.0, $64.3 and $62.4 for the years ended December 31, 2012, 2011 and 2010, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2012, 2011 and 2010 totaled $0.5, $1.3 and $3.9, respectively.

        Income Taxes — We account for our income taxes based on the requirements of the Income Taxes Topic of the Codification, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

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

(2)   Use Of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues (e.g., our percentage-of-completion estimates described above) and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

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
December 31, 2012
(in millions, except per share data)

maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$41.3	$44.3	$44.6
Acquisitions	2.8	1.2	1.1
Allowances provided	28.0	17.8	18.9
Write-offs, net of recoveries and credits issued	(21.5)	(22.0)	(20.3)

Balance at end of year	$50.6	$41.3	$44.3

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2012, 2011 and 2010.

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2012 and 2011.

	December 31,
	2012	2011
Employee benefits	$187.9	$181.3
Unearned revenue(1)	476.4	481.7
Warranty	50.5	46.2
Other(2)	281.8	268.1

Total	$996.6	$977.3

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
December 31, 2012
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

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$56.3	$47.4	$49.0
Acquisitions	3.7	7.7	1.7
Provisions	25.3	21.5	20.3
Usage	(24.7)	(20.3)	(23.6)

Balance at end of year	60.6	56.3	47.4
Less: Current portion of warranty	50.5	46.2	38.9

Non-current portion of warranty	$10.1	$10.1	$8.5

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset, we establish a valuation allowance against it. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information.

        Employee Benefit Plans — Defined benefit plans cover a portion of our salaried and hourly employees, including certain employees in foreign countries. We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and our assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

of return on plan assets. We determine the expected long-term rate of return on plan assets based upon historical actual asset returns and the expectations of asset returns over the expected period to fund participant benefits based on the current investment mix of our plans. When determining the market-related value of plan assets, changes in the market value of all plan assets are amortized over five years rather than recognizing the changes immediately. As a result, the value of plan assets that is used to calculate the expected return on plan assets differs from the current fair value of the plan assets. We determine the discount rate by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. The rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. We also consult with independent actuaries in determining these assumptions. See Note 10 to the consolidated financial statements for more information.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply or may apply to our business.

        In September 2009, the Financial Accounting Standards Board ("FASB") issued guidance with the objective of amending revenue recognition for arrangements with multiple deliverables. The guidance eliminates one previous revenue recognition criterion so that objective and reliable evidence of fair value for undelivered item(s), in a multiple element deliverable arrangement in which the delivered item or items are considered a separate unit or units, is no longer required. The guidance also determines a hierarchy for an entity to use when estimating the selling price of deliverables that meet the other two conditions for separation as follows: (1) vendor-specific objective evidence of the selling price, (2) third-party evidence of the selling price, or (3) an estimate of the selling price. In addition, the term "selling price" replaces all references to fair value in the guidance. The guidance also has eliminated the residual allocation method and requires an entity to apply the relative selling price allocation method in all circumstances where there is an absence of objective and reliable evidence for the delivered item(s) in an arrangement. Lastly, the guidance requires enhanced disclosures about the judgments and assumptions used in evaluating arrangements. Entities may elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this guidance on January 1, 2011 with no material impact on our consolidated financial statements.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        In May 2011, the FASB issued guidance to develop a single, converged fair value framework, amend the requirements of fair value measurement and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements and (iv) fair value measurement of an instrument classified in a reporting entity's shareholders' equity. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2011, and must be applied prospectively. We adopted the guidance on January 1, 2012 with no material impact on our consolidated financial statements.

        In June 2011, and amended in December 2011, the FASB issued guidance to revise the presentation of comprehensive income by requiring entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. The single continuous statement of comprehensive income must include the components of net income, a total for net income, the components of other comprehensive income ("OCI"), a total for OCI, and a total for comprehensive income. The separate but consecutive statements must report components of net income and total net income in the statement of net income, which must be immediately followed by a statement of OCI that must include the components of OCI, a total for OCI, and a total for comprehensive income. Each method requires entities to display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for the first reporting period in fiscal years beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. We retrospectively applied this guidance for all periods presented within this Form 10-K, with no material impact on our consolidated financial statements.

        In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Topic 350 of the Codification. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the guidance for the year ended December 31, 2012, with no material impact on our consolidated financial statements.

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

(4)   Acquisitions, Discontinued Operations and Formation of Shanghai Electric JV

        We use acquisitions as a part of our strategy to gain access to customer relationships, new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2012, 2011 and 2010 are described below.

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

Acquisitions — 2012

        On March 21, 2012, our Flow Technology reportable segment completed the acquisition of Seital S.r.l. ("Seital"), a supplier of disk centrifuges (separators and clarifiers) to the global food and beverage, biotechnology, pharmaceutical and chemical industries, for a purchase price of $28.8, net of cash acquired of $2.5 and including debt assumed of $0.8. Seital had revenues of approximately $14.0 in the twelve months prior to the date of acquisition. The pro forma effects of the acquisition of Seital were not material, individually or in the aggregate, to our consolidated results of operations.

Acquisitions — 2011

        On December 22, 2011, our Flow Technology reportable segment completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than GBP 0.0 or more than GBP 250.0. Although we are still in the process of completing the earn-out procedure as set forth in the purchase agreement, no liability for an earn-out payment has been provided in the accompanying consolidated balance sheets because, based on projected and actual operating results throughout the year, we have not expected, and do not expect, Clyde Union to achieve the required minimum Annual 2012 Group EBITDA.

        We financed the acquisition with available cash and committed senior secured financing. See Note 12 to the consolidated financial statements for further details on the senior secured financing. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

        The following is a summary of the recorded fair values of the assets acquired and liabilities assumed for Clyde Union at the date of acquistion, and reflects acquisition accounting adjustments recorded during 2012:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$354.1
Property, plant and equipment	89.8
Goodwill	377.2
Intangible assets	374.6
Other assets	25.1

Total assets acquired	1,220.8

Liabilities assumed:
Current liabilities	287.0
Other long-term liabilities	165.0

Total liabilities assumed	452.0

Noncontrolling interest	1.8

Net assets acquired	$767.0

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The identifiable intangible assets acquired consist of trademarks, customer lists, customer relationships and technology of $76.8, $3.3, $234.4 and $60.1, respectively. The customer lists, customer relationships and technology assets are being amortized over 2.0, 30.0 and 27.0 years, respectively.

        The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union's operations, expected market growth for existing Clyde Union operations as well as other factors. We expect none of this goodwill to be deductible for income tax purposes.

        We acquired gross receivables of $152.1, which had a fair value on acquisition date of $148.2 based on our estimates of cash flows expected to be recovered.

        The following unaudited pro forma information presents our after-tax results of operations as if the acquisition of Clyde Union had taken place on January 1, 2010. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Clyde Union. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to historical results for the periods presented:

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

  •
  The elimination of rent expense associated with a facility in Scotland that had been leased by Clyde Union and that we purchased on December 23, 2011 (2011 — $2.1 and 2010 — $2.0).

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

  •
  The above modifications were adjusted for the applicable income tax impact.

	December 31, Year Ended
	2011	2010
Revenues	$4,971.1	$4,502.2
Income from continuing operations attributable to SPX Corporation common shareholders	158.5	195.3
Net income attributable to SPX Corporation common shareholders	188.5	220.1
Income from continuing operations:
Basic	$3.14	$3.93
Diluted	$3.11	$3.88
Net income attributable to SPX Corporation common shareholders:
Basic	$3.73	$4.43
Diluted	$3.70	$4.37

        On October 31, 2011, in our Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. e&e had revenues of 15.3 Euros in the twelve months prior to the date of acquisition.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        In March 2011, in our Flow Technology reportable segment, we completed the acquisition of B.W. Murdoch Ltd. ("Murdoch"), an engineering company supplying processing solutions for the food and beverage industry, for a purchase price of $8.1. Murdoch had revenues of approximately $13.0 in the twelve months prior to the date of acquisition.

        The pro forma effects of the acquisitions of e&e and Murdoch were not material, individually or in the aggregate, to our consolidated results of operations in any period.

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

        The pro forma effects of the acquisitions of Anhydro, TTS and Gerstenberg were not material, individually or in the aggregate, to our consolidated results of operations in any period.

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

Business	Quarter Discontinued	Quarter Sale Closed
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012
Cooling Spain Packaging business ("Cooling Spain")	Q4 2010	Q4 2010
P.S.D., Inc. ("PSD")	Q2 2009	Q1 2010

        Tianyu — Sold for cash consideration of one RMB (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, of $1.8 during 2012.

        Weil McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in gain, net of taxes, of $2.2 during 2012.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012.

        Cooling Spain — Sold for cash consideration of one Euro (exclusive of cash transferred with the business of $2.3), resulting in a loss, net of taxes, of $1.9 during 2010. During 2011, we recorded a net charge of $0.1 to "Gain on disposition of discontinued operations, net of tax" within our consolidated statement of operations in connection with adjustments to certain liabilities that we retained.

        PSD — Sold for cash consideration of $3.0, resulting in a gain, net of taxes, of $3.6 during 2010.

        In addition to the businesses discussed above, we recognized net gains (losses) of $(0.4), $0.4 and $2.7 during 2012, 2011 and 2010, respectively, resulting from adjustments to gains/losses on businesses that we sold (and included in discontinued operations) prior to 2010.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        During 2010, the field examinations of our 2006 and 2007 federal income tax returns were completed by the Internal Revenue Service ("IRS"). In connection with the completion of these examinations, we reduced our liability for uncertain tax positions and recognized an income tax benefit of $7.3 to "Gain on disposition of discontinued operations, net of tax" associated with a business previously disposed of and reported as a discontinued operation.

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

        For 2012, 2011 and 2010, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2012	2011	2010
Income from discontinued operations	$600.0	$46.8	$19.9
Income tax (expense) benefit	(259.6)	(16.8)	4.9

Income from discontinued operations, net	$340.4	$30.0	$24.8

        For 2012, 2011 and 2010, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2012	2011	2010
Revenues	$825.0	$925.0	$793.9
Pre-tax income	44.4	49.8	20.6

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying December 31, 2011 consolidated balance sheet are shown below:

Assets:
Accounts receivable, net	$195.1
Inventories	132.4
Other current assets	10.4
Property, plant and equipment, net	49.2
Goodwill and intangibles, net	285.8
Other assets	58.7

Assets of discontinued operations	$731.6

Liabilities:
Accounts payable	$111.9
Accrued expenses	114.1
Income taxes payable	1.5
Deferred and other income taxes	6.6
Other liabilities	7.6

Liabilities of discontinued operations	$241.7

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Formation of Shanghai Electric JV

        On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established the Shanghai Electric JV, a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of RMB 96.7, with RMB 51.5 received in January, 2012, RMB 25.8 received in December, 2012, and the remaining RMB payment contingent upon the joint venture achieving defined sales order volumes. In addition, we have licensed our dry cooling and moisture separator reheater technologies to the joint venture, for which we are receiving a royalty. We also are continuing to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was not received until January 13, 2012. We determined that this transaction met the deconsolidation criteria of ASC 810, "Consolidation," and, thus, recorded a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. We recorded the net gain associated with this transaction of $20.5 in the first quarter of 2012, with such gain included in "Other income (expense), net."

(5)   Information on Reportable Segments and Other Operating Segments

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and innovative solutions are playing a role in helping to meet rising global demand for power and energy and processed foods and beverages, particularly in emerging markets. In 2012, an estimated 30% of our revenues were from sales into emerging markets. Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil & gas processing, power transformers used by utility companies, and cooling systems for power plants.

        We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, have been combined within our "All Other" category, which we refer to as Industrial Products and Services. This is not considered a reportable segment.

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

Flow Technology Reportable Segment

        Our Flow Technology segment designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation and turnkey projects as well as comprehensive aftermarket support services. Primary offerings include engineered pumps, valves, mixers, heat exchangers, and dehydration and filtration technologies. Global end markets, including food and beverage, power and energy and general industrial processing are served by core brands, such as SPX Flow Technology, APV, ClydeUnion, e&e, Seital, Lightnin, Waukesha Cherry-Burrell, Anhydro, Bran&Luebbe, Copes-Vulcan, Johnson Pump, M&J Valves, Plenty, Hankison, Gerstenberg Schröder, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services Reportable Segment

        Our Thermal Equipment and Services reportable segment engineers, manufactures and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the commercial and residential markets. The primary distribution channels for the Thermal Equipment and Services segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers. The segment has a balanced presence geographically, with a strong presence in North America, Europe and South Africa.

Industrial Products and Services

        Industrial Products and Services comprises operating segments that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, television, radio and cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. These operating segments continue to focus on global expansion opportunities.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

        Financial data for our reportable segments and other operating segments, including the results of acquisitions from the dates of the respective acquisitions, for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Revenues:
Flow Technology reportable segment	$2,682.2	$2,042.0	$1,662.2
Thermal Equipment and Services reportable segment	1,490.9	1,636.4	1,593.2
Industrial Products and Services	927.1	858.5	843.4

Total	$5,100.2	$4,536.9	$4,098.8

Income:
Flow Technology reportable segment	$285.1	$268.4	$215.6
Thermal Equipment and Services reportable segment	106.7	142.5	194.2
Industrial Products and Services	114.1	109.7	123.4

Total income for reportable and other operating segments	505.9	520.6	533.2
Corporate expense	108.8	105.9	98.4
Pension and postretirement expense	38.7	35.4	52.2
Stock-based compensation expense	39.4	39.2	29.9
Special charges, net	24.1	25.3	30.7
Impairment of goodwill and other long-term assets	285.9	28.3	1.7

Consolidated operating income	$9.0	$286.5	$320.3

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

	2012	2011	2010
Capital expenditures:
Flow Technology reportable segment	$25.6	$59.6	$23.2
Thermal Equipment and Services reportable segment	10.9	12.2	13.0
Industrial Products and Services	21.9	60.1	14.4
General corporate	25.9	15.1	20.3

Total	$84.3	$147.0	$70.9

Depreciation and amortization:
Flow Technology reportable segment	$63.8	$41.1	$36.5
Thermal Equipment and Services reportable segment	22.0	24.0	24.2
Industrial Products and Services	19.9	15.6	15.4
General corporate	6.1	7.0	5.8

Total	$111.8	$87.7	$81.9

Identifiable assets:
Flow Technology reportable segment	$3,611.2	$3,359.9	$2,098.0
Thermal Equipment and Services reportable segment	1,445.4	1,820.5	1,804.1
Industrial Products and Services	794.4	774.3	664.4
General corporate	1,279.1	705.5	729.2
Discontinued operations	—	731.6	697.6

Total	$7,130.1	$7,391.8	$5,993.3

Geographic Areas:
Revenues:(1)
United States	$2,436.4	$2,237.7	$2,024.1
Germany	358.5	387.6	413.4
China	232.3	263.0	347.8
South Africa	322.4	281.4	241.5
United Kingdom	545.2	239.7	219.1
Other	1,205.4	1,127.5	852.9

	$5,100.2	$4,536.9	$4,098.8

Tangible Long-Lived Assets:
United States	$1,168.5	$1,075.1	$854.8
Other	310.2	283.5	238.6

Long-lived assets of continuing operations	1,478.7	1,358.6	1,093.4
Long-lived assets of discontinued operations	—	107.9	117.3

Total tangible long-lived assets	$1,478.7	$1,466.5	$1,210.7

(1)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, fix or discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows, and are designed to achieve our goals of increasing outsourcing, reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $24.1 in 2012, $25.3 in 2011 and $30.7 in 2010. These net special charges were primarily for restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

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

        Special charges for the years ended December 31, 2012, 2011 and 2010 are described in more detail below and in the applicable sections that follow.

	2012	2011	2010
Employee termination costs	$22.5	$11.5	$18.4
Facility consolidation costs	2.6	5.5	4.0
Other cash costs (recoveries), net	(4.4)	0.1	1.5
Non-cash asset write-downs	3.4	8.2	6.8

Total	$24.1	$25.3	$30.7

2012 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$16.2	$1.8	$—	$0.9	$18.9
Thermal Equipment and Services reportable segment	5.7	0.2	0.1	1.6	7.6
Industrial Products and Services	(0.1)	0.5	—	0.6	1.0
Corporate	0.7	0.1	(4.5)	0.3	(3.4)

Total	$22.5	$2.6	$(4.4)	$3.4	$24.1

        Flow Technology reportable segment — Charges for 2012 related primarily to cost reduction initiatives for the segment's components business in Europe and at locations in Canada and Denmark, as well as costs associated with the relocation of the segment's America's Shared Service Center from Des Plaines, IL to Charlotte, NC, the integration of Clyde Union, and the reorganization of the segment's systems business, including asset impairment charges of $0.9. Once completed, these activities will have resulted in the termination of 319 employees.

        Thermal Equipment and Services reportable segment — Charges for 2012 related primarily to costs associated with restructuring initiatives at various locations in China and Europe, including asset impairment charges totaling $1.6, and

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. These activities are expected to result in the termination of 195 employees.

        Industrial Products and Services — Charges for 2012 related primarily to asset impairment charges of $0.6.

        Corporate — Charges for 2012 included a gain of $4.8 on the sale of land rights in Shanghai, China, for which the related costs previously had been written-off. This gain was offset partially by costs associated with consolidating certain corporate functions and our legal entity reduction initiative.

        As it relates to plans approved as of December 31, 2012, expected charges still to be incurred are less than $1.0.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

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

        The following is an analysis of our restructuring and integration liabilities for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Balance at beginning of year	$11.0	$17.6	$19.5
Special charges — cash(1)	25.5	17.1	23.9
Utilization — cash	(20.1)	(23.4)	(19.9)
Currency translation adjustment and other	—	(0.3)	(5.9)

Ending balance	$16.4	$11.0	$17.6

(1)
The years ended December 31, 2012, 2011 and 2010 exclude $3.4, $8.2 and $6.8, respectively, of non-cash special charges that impact special charges but not the restructuring and integration related liabilities, as well as a gain of $4.8 on the sale of land rights in Shanghai, China.

(7)   Inventories

        Inventories at December 31, 2012 and 2011 comprise the following:

	December 31,
	2012	2011
Finished goods	$131.1	$162.4
Work in process	186.0	177.6
Raw materials and purchased parts	261.1	270.2

Total FIFO cost	578.2	610.2
Excess of FIFO cost over LIFO inventory value	(22.6)	(23.0)

Total inventories	$555.6	$587.2

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 19% and 15% of total inventory at December 31, 2012 and 2011, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. Progress payments, which are netted against work in process at year-end, were $4.1 and $3.7 at December 31, 2012 and 2011, respectively. During 2012 and 2011, inventory reduction at certain businesses resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which increased operating income by approximately $0.1 and $1.2 during the years ended December 31, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2012, were as follows:

	December 31, 2011	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2012
Flow Technology reportable segment
Gross goodwill	$1,019.9	$14.6	$—	$80.1	$1,114.6
Accumulated impairments	—	—	—	—	—

Goodwill	1,019.9	14.6	—	80.1	1,114.6

Thermal Equipment and Services reportable segment
Gross goodwill	586.6	—	—	(22.9)	563.7
Accumulated impairments	(125.3)	—	(270.4)	—	(395.7)

Goodwill	461.3	—	(270.4)	(22.9)	168.0

Industrial Product and Services
Gross goodwill	450.6	—	—	2.4	453.0
Accumulated impairments	(159.7)	—	—	(1.9)	(161.6)

Goodwill	290.9	—	—	0.5	291.4

Total
Gross goodwill	2,057.1	14.6	—	59.6	2,131.3
Accumulated impairments	(285.0)	—	(270.4)	(1.9)	(557.3)

Goodwill	$1,772.1	$14.6	$(270.4)	$57.7	$1,574.0

(1)
Recorded an impairment charge of $270.4 during the year ended December 31, 2012 related to our Cooling Equipment and Services ("Cooling") reporting unit.

(2)
Includes adjustments resulting from revision to estimates of fair value of certain assets and liabilities associated with Clyde Union and other acquisitions of $73.6 and foreign currency translation adjustments of $8.4, partially offset by the allocation of goodwill of $24.3 related to the deconsolidation of our dry cooling products business in China (see Note 4).

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2011, were as follows:

	December 31, 2010	Goodwill resulting from business combinations	Impairments(1)	Foreign Currency Translation and other(2)	December 31, 2011
Flow Technology reportable segment
Gross goodwill	$702.7	$324.8	$—	$(7.6)	$1,019.9
Accumulated impairments	—	—	—	—	—

Goodwill	702.7	324.8	—	(7.6)	1,019.9

Thermal Equipment and Services reportable segment
Gross goodwill	591.5	—	—	(4.9)	586.6
Accumulated impairments	(104.5)	—	(20.8)	—	(125.3)

Goodwill	487.0	—	(20.8)	(4.9)	461.3

Industrial Product and Services
Gross goodwill	451.5	—	—	(0.9)	450.6
Accumulated impairments	(159.8)	—	—	0.1	(159.7)

Goodwill	291.7	—	—	(0.8)	290.9

Total
Gross goodwill	1,745.7	324.8	—	(13.4)	2,057.1
Accumulated impairments	(264.3)	—	(20.8)	0.1	(285.0)

Goodwill	$1,481.4	$324.8	$(20.8)	$(13.3)	$1,772.1

(1)
Recorded an impairment charge of $20.8 during the year ended December 31, 2011 related to our SPX Heat Transfer Inc. reporting unit.

(2)
Includes adjustments resulting from recent acquisitions not consummated during the year ended December 31, 2011 of $3.8 and foreign currency translation adjustments of $9.5.

        Identifiable intangible assets comprised the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Patents	$8.6	$(8.0)	$0.6	$8.5	$(7.6)	$0.9
Technology	190.5	(41.7)	148.8	182.2	(30.5)	151.7
Customer relationships	420.6	(63.6)	357.0	400.4	(44.7)	355.7
Other:	33.4	(18.0)	15.4	38.3	(10.9)	27.4

	653.1	(131.3)	521.8	629.4	(93.7)	535.7
Trademarks with indefinite lives:(1)	440.6	—	440.6	436.4	—	436.4

Total	$1,093.7	$(131.3)	$962.4	$1,065.8	$(93.7)	$972.1

(1)
Recorded impairment charges during 2012 of $4.5 associated with two businesses within our Thermal Equipment and Services reportable segment and impairment charges during 2011 of $7.5 and $0.8 associated with businesses within our Thermal Equipment and Service reportable segment and Industrial Products and Services, respectively.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Amortization expense was $35.1, $23.3 and $20.7 for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense related to these intangible assets is $36.9 in 2013, $30.6 in 2014, $30.2 in 2015, $29.9 in 2016, and $29.9 in 2017.

        At December 31, 2012, the net carrying value of intangible assets with determinable lives consisted of $459.7 in the Flow Technology reportable segment, $52.4 in the Thermal Equipment and Services reportable segment, and $9.7 in Industrial Products and Services. Trademarks with indefinite lives consisted of $290.5 in the Flow Technology reportable segment, $134.6 in the Thermal Equipment and Services reportable segment, and $15.5 in Industrial Products and Services.

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

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. In connection with our annual goodwill testing during the fourth quarter of 2011, we estimated that the fair value of our Cooling Equipment and Services ("Cooling") reporting unit was approximately 5% higher than the carrying value of its net assets as its projected, near-term cash flows were being negatively impacted by the challenging conditions within the power generation end-markets in which the business participates. During the first three quarters of 2012, orders and operating results remained below historical levels. Despite an improvement in order levels and profitability during the fourth quarter of 2012, our current cash flow estimates for the business, based on the related 2013 operating plan that was completed by the end of 2012, as well as other market related data, indicate that the current estimated fair value of the business is below the carrying value of its net assets. As a result, we estimated the implied fair value of Cooling's goodwill, which resulted in an impairment charge related to such goodwill of $270.4. The impairment charge of $270.4 is composed of (i) a $125.8 difference between the estimated fair value of Cooling compared to the carrying value of its net assets and (ii) an allocation to certain tangible and intangible assets of $144.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification. After the impairment charge, goodwill for the Cooling reporting unit totaled $82.9 as of December 31, 2012. The estimated fair value for each of our other reporting units with goodwill, except for Clyde Union, exceeded the carrying value of their respective net assets by at least 20.0%. The estimated fair value of Clyde Union exceeded the carrying value of its net assets by approximately 2.0%, while the total goodwill for Clyde Union was $381.7 at December 31, 2012. A change in any of the assumptions used in testing Clyde Union's goodwill for impairment (e.g., projected revenue and profit growth rates, discount rate, expected control premium, etc.) could result in Clyde Union's estimated fair value being less than the carrying value of its net assets. For example, a one-hundred basis point increase in the discount rate used in determining Clyde Union's discounted cash flows would result in Clyde Union's fair value being approximately $66.0 lower than the carrying value of its net assets. If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Clyde Union's goodwill.

        In addition to the goodwill impairment charge of $270.4, we also recorded an impairment charge of $11.0 in 2012 related to certain long-term assets of our Cooling reporting unit. Lastly, we recorded impairment charges of $4.5 in 2012 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

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

(9)   Investment in Joint Venture

        We have a joint venture, EGS, with Emerson Electric Co., in which we hold a 44.5% interest. Emerson Electric Co. controls and operates the joint venture. EGS operates primarily in the United States, Brazil, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We account for our investment under the equity method, on a three-month lag basis, and we typically receive our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and selected other information for its fiscal years ended September 30, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net sales	$527.0	$495.3	$445.4
Gross profit	221.9	201.5	189.2
Net income	87.9	63.7	62.7
Capital expenditures	12.0	16.7	11.9
Depreciation and amortization	10.4	10.3	9.6
Dividends received by SPX	35.2	29.4	30.3
Undistributed earnings attributable to SPX Corporation	8.4	4.6	5.5
SPX's equity earnings in EGS	39.0	28.7	28.8

        Condensed balance sheet information of EGS as of September 30, 2012 and 2011 was as follows:

	2012	2011
Current assets	$183.5	$179.7
Non-current assets	339.6	342.5
Current liabilities	116.9	128.0
Non-current liabilities	33.0	30.1

        The carrying value of our investment in EGS was $73.5 and $68.9 at December 31, 2012 and 2011, respectively, and is recorded in "Other assets" in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $82.9 at December 31, 2012. During the second quarter of 2010, EGS acquired Nutsteel Industria Metalurgica Ltda for $35.4. We contributed $15.8 to EGS to fund our portion of the acquisition price.

        The financial position, results of operations and cash flows of our other equity method investments are not material, on an individual or aggregate basis, in relation to our consolidated financial statements.

(10)   Employee Benefit Plans

        Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension plan and actively accruing a benefit, most are covered by an account balance plan or are part of a collectively bargained plan.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

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

Defined Benefit Pension Plans

        Plan assets— Our investment strategy is based on the long-term growth of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including domestic and international equities, fixed income securities and other investments. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and the ability to manage risk commensurate with the investment style and objective for which they were hired. We continuously monitor the value of assets by class and routinely rebalance our portfolio with the goal of meeting our target allocations. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to global versus regional markets, fund types and fund managers.

        The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. The bonds strategy also includes a high yield element, which is generally shorter in duration. A small portion of U.S. plan assets is allocated to private equity partnerships and real estate asset fund investments for diversification, providing opportunities for above market returns. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2012 and 2011.

        Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2012 and 2011, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2012	2011	2012
Global equities	12%	16%	20%
Global equity common trust funds	28%	27%	30%
Fixed income common trust funds	29%	27%	20%
Commingled global fund allocations	26%	25%	30%
Short term investments(1)	4%	4%	0%
Other(2)	1%	1%	0%

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class at December 31, 2012 and 2011 comprised primarily insurance contracts, private equity and publicly traded real estate trusts.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2012	2011	2012
Global equity common trust funds	38%	38%	43%
Fixed income common trust funds	40%	40%	30%
Non-U.S. Government securities	13%	15%	25%
Short term investments(1)	8%	5%	1%
Other(2)	1%	2%	1%

Total	100%	100%	100%

(1)
Short term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class comprised primarily insurance contracts.

        The fair value of pension plan assets at December 31, 2012, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Equity securities:
Global equities:
Capital equipment	$20.2	$20.2	$—	$—
Consumer goods	17.7	17.7	—	—
Energy	8.8	8.8	—	—
Finance	8.2	8.2	—	—
Materials	9.4	9.4	—	—
Services	10.6	10.6	—	—
Miscellaneous	37.3	37.3	—	—
Global equity common trust funds(1)	366.1	103.6	233.5	29.0
Debt securities:
Fixed income common trust funds(2)	380.5	69.4	309.7	1.4
Non-U.S. Government securities	36.3	—	36.3	—
Alternative investments:
Commingled global fund allocations(3)	247.1	91.2	0.3	155.6
Other:
Short term investments(4)	61.5	61.5	—	—
Other(5)	10.1	2.4	0.3	7.4

Total	$1,213.8	$440.3	$580.1	$193.4

Notes to Consolidated Financial Statements
December 31, 2012
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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

(5)
This category represents investments in insurance contracts, private equity and publicly traded real estate investment trusts. The insurance contracts and private equity investments are valued using unobservable inputs from the fund manager, primarily based on discounted cash flow models.

        Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $31.4 at December 31, 2012 and $47.4 at December 31, 2011, and have been included within "Level 2" of the fair value hierarchy in the tables above.

        There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during 2012 and 2011. It is our policy to recognize transfers between Levels at the beginning of the fiscal year.

        The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2012 and 2011:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2010	$—	$122.4	$1.3	$8.2	$131.9
Realized gains	—	0.7	—	0.6	1.3
Unrealized gains (losses) relating to instruments still held at period end	1.6	13.1	0.1	(0.9)	13.9
Purchases	24.3	—	—	—	24.3
Sales	(1.5)	(6.3)	—	(1.9)	(9.7)

Balance at December 31, 2011	24.4	129.9	1.4	6.0	161.7
Realized gains	—	—	—	0.1	0.1
Unrealized gains relating to instruments still held at period end	1.8	12.7	—	2.0	16.5
Purchases	2.8	13.0	—	—	15.8
Sales	—	—	—	(0.7)	(0.7)

Balance at December 31, 2012	$29.0	$155.6	$1.4	$7.4	$193.4

        There were no transfers in or out of Level 3 assets in 2012 and 2011.

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2012, we made contributions of $35.4 to our qualified domestic pension plans and direct benefit payments of $4.5 to our non-qualified domestic pension plans. In 2013, we expect to make minimum required funding contributions of $27.9 to our qualified domestic pension plans and direct benefit payments of $6.0 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. To our foreign plans that are funded, we made contributions of $10.4 in 2012, which included $1.8 of contributions that relate to businesses that have been classified as discontinued operations. In addition, to our foreign plans that are unfunded, we made direct benefit payments of $2.3 in 2012. In 2013, we expect to make minimum required funding contributions of $17.7, which will include $2.5 of contributions that relate to businesses that have been classified as discontinued operations, and $2.8 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2012, of the estimated future minimum benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

estimated based on the same assumptions used at December 31, 2012 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated minimum benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension	Foreign Pension
	Benefits	Benefits
2013	$80.5	$12.2
2014	80.3	12.6
2015	145.0	13.4
2016	79.8	14.0
2017	80.3	14.9
Subsequent five years	406.7	77.6

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined funded status of our pension plans as of December 31, 2012 has decreased since December 31, 2011, primarily as a result of lower discount rates being used to value the plans in 2012 compared to 2011. Our non-funded pension plans account for $142.6 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,193.5	$1,148.3	$280.4	$254.5
Service cost	9.8	9.9	2.5	2.5
Interest cost	54.4	57.4	14.3	14.0
Employee contributions	—	—	0.2	0.2
Actuarial losses	170.6	53.0	26.3	9.6
Curtailment gain	(4.0)	(0.1)	—	(0.1)
Acquisitions	—	1.0	—	16.1
Benefits paid	(78.5)	(76.0)	(11.6)	(13.7)
Foreign exchange and other	—	—	10.9	(2.7)

Projected benefit obligation — end of year	$1,345.8	$1,193.5	$323.0	$280.4

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

	Domestic Pension Plans		Foreign Pension Plans
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets — beginning of year	$868.2	$867.5	$247.0	$227.8
Return on plan assets	107.1	71.8	19.2	12.0
Benefits paid	(78.5)	(76.0)	(9.3)	(13.7)
Contributions (employer and employee)	40.0	4.2	10.6	10.9
Acquisitions	—	0.7	—	11.8
Foreign exchange and other	—	—	9.5	(1.8)

Fair value of plan assets — end of year	$936.8	$868.2	$277.0	$247.0

Funded status at year-end	(409.0)	(325.3)	(46.0)	(33.4)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$—	$24.9	$23.7
Accrued expenses	(5.9)	(6.4)	(2.6)	(2.3)
Other long-term liabilities	(403.1)	(318.9)	(68.3)	(54.8)

Net amount recognized	$(409.0)	$(325.3)	$(46.0)	$(33.4)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$710.8	$616.4	$76.0	$51.3
Net prior service costs (credits)	(0.1)	(0.7)	(0.1)	0.1

Total accumulated comprehensive loss (pre-tax)	$710.7	$615.7	$75.9	$51.4

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2012 and 2011:

	Domestic Pension Plans		Foreign Pension Plans
	2012	2011	2012	2011
Projected benefit obligation	$1,345.8	$1,193.5	$119.3	$112.3
Accumulated benefit obligation	1,331.5	1,176.7	116.4	111.0
Fair value of plan assets	936.8	868.2	48.5	55.3

        The accumulated benefit obligation for all domestic and foreign pension plans was $1,331.5 and $314.8, respectively, at December 31, 2012 and $1,176.7 and $275.3, respectively, at December 31, 2011.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Components of Net Periodic Pension Benefit Expense — Net periodic pension benefit expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year ended December 31,
	2012	2011	2010
Service cost	$9.8	$9.9	$9.3
Interest cost	54.4	57.4	61.1
Expected return on plan assets	(63.4)	(65.6)	(68.4)
Amortization of unrecognized losses(1)	28.5	23.2	36.4
Amortization of unrecognized prior service credits	(0.6)	(0.9)	(0.9)
Curtailment loss	0.1	—	—

Total net periodic pension benefit expense	28.8	24.0	37.5
Less: Net periodic pension benefit expense of discontinued operations	—	—	—

Net periodic pension benefit expense of continuing operations	$28.8	$24.0	$37.5

(1)
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

Foreign Pension Plans

	Year ended December 31,
	2012	2011	2010
Service cost	$2.8	$2.8	$2.3
Interest cost	14.6	14.2	14.1
Expected return on plan assets	(16.6)	(16.2)	(14.3)
Amortization of unrecognized losses	1.5	0.9	1.7
Curtailment gain	—	(0.1)	—

Total net periodic pension benefit expense	2.3	1.6	3.8
Less: Net periodic pension benefit expense of discontinued operations	(1.2)	(0.7)	(0.3)

Net periodic pension benefit expense of continuing operations	$1.1	$0.9	$3.5

        Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2012 were as follows:

	Domestic Plans	Foreign Plans
Current year actuarial loss	$126.9	$23.6
Amortization of actuarial loss	(28.5)	(1.5)
Amortization of prior service credits	0.6	—
Curtailment gain	(4.0)	—
Foreign exchange and other	—	2.4

	$95.0	$24.5

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2013 are as follows:

	Domestic Plans	Foreign Plans
Net actuarial loss	$35.9	$2.7
Net prior service credits	—	—

	$35.9	$2.7

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2012	2011	2010
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.69%	5.22%	5.80%
Rate of increase in compensation levels	3.75%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	8.25%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.74%	4.69%	5.22%
Rate of increase in compensation levels	3.75%	3.75%	4.00%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.10%	5.42%	5.50%
Rate of increase in compensation levels	3.92%	4.15%	4.10%
Expected long-term rate of return on assets	6.56%	7.00%	7.04%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.35%	5.10%	5.42%
Rate of increase in compensation levels	3.91%	3.92%	4.15%

        We review the pension assumptions annually. Pension income or expense is determined using assumptions as of the beginning of the year, while the funded status is determined using assumptions as of the end of the year. We determined assumptions and established them at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based on forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) the rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. In addition, we consider advice from independent actuaries.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

  •
  If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

  •
  If we choose to stop participating in the multiemployer plan, we may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status — 2012	Financial Improvement Plan / Rehabilitation Plan Status Pending	2012 Contributions	2011 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	No	$0.3	$0.3	No	August 10, 2013

        The contributions made by Clyde Union during 2012 and 2011 were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan ("IAM"). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten year period as opposed to the previous period of five years.

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments or policy premium payments. In 2012, we made benefit payments of $13.8 (net of federal subsidies of $1.7) to our postretirement benefit plans. Following is a summary, as of December 31, 2012, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2012 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2013	$14.8	$1.5
2014	14.2	1.5
2015	13.6	1.5
2016	12.9	1.5
2017	12.2	1.4
Subsequent five years	51.2	6.1

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2012	2011
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$148.7	$152.5
Service cost	0.5	0.4
Interest cost	6.1	7.0
Actuarial (gain) loss	7.2	(3.9)
Benefits paid	(13.8)	(14.3)
Acquisitions	—	7.0

Accumulated postretirement benefit obligation — end of year	$148.7	$148.7

Funded status at year-end	$(148.7)	$(148.7)

Amounts recognized in the balance sheet consist of:
Accrued expenses	$(14.6)	$(15.7)
Other long-term liabilities	(134.1)	(133.0)

Net amount recognized	$(148.7)	$(148.7)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss	$48.6	$44.9
Net prior service credit	(1.7)	(3.1)

Total accumulated comprehensive loss (pre-tax)	$46.9	$41.8

        The net periodic postretirement benefit expense included the following components:

	Year ended December 31,
	2012	2011	2010
Service cost	$0.5	$0.4	$0.3
Interest cost	6.1	7.0	8.0
Amortization of unrecognized loss	3.6	4.5	4.2
Amortization of unrecognized prior service credits	(1.4)	(1.4)	(1.3)

Net periodic postretirement benefit expense	$8.8	$10.5	$11.2

        Other changes in benefit obligations recognized in other comprehensive income in 2012 were as follows:

Current year actuarial loss	$7.2
Amortization of actuarial loss	(3.6)
Amortization of prior service credits	1.4

$5.0

        The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit expense in 2013 include net actuarial losses of $4.0 and prior service credits of $1.4.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2012	2011	2010
Assumed health care cost trend rates:
Heath care cost trend rate for next year	7.13%	7.52%	7.86%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019	2019
Discount rate used in determining net periodic postretirement benefit expense	4.36%	4.85%	5.46%
Discount rate used in determining net year-end postretirement benefit obligation	3.37%	4.36%	4.85%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. A percentage point change in assumed health care cost trend rates would have had the following effects on 2012 postretirement expense

	1% Increase	1% Decrease
Effect on total of service and interest costs	$0.4	$(0.3)
Effect on postretirement benefit obligation	$9.2	$(8.2)

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

        Under the Plan, we contributed 0.266, 0.271 and 0.269 shares of our common stock to employee accounts in 2012, 2011 and 2010, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $15.3 in 2012, $14.8 in 2011 and $13.9 in 2010 as compensation expense related to the matching contribution.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the Plan. We match a portion of participating employees' deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $45.9 and $47.0 at December 31, 2012 and 2011, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2012, 2011 and 2010, we recorded additional compensation expense of $0.3, $0.4 and $0.4, respectively, relating to our matching contributions to the SRSP.

        Certain collectively-bargained employees participate in the Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

(11)   Income Taxes

        Income (loss) before income taxes and the provision for income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010
Income (loss) from continuing operations:
United States	$(111.9)	$8.0	$71.2
Foreign	65.4	161.9	152.4

	$(46.5)	$169.9	$223.6

Provision for (benefit from) income taxes:
Current:
United States	$—	$20.7	$(33.1)
Foreign	20.9	29.3	17.1

Total current	20.9	50.0	(16.0)

Deferred and other:
United States	40.4	(43.1)	65.6
Foreign	(29.4)	7.4	(4.0)

Total deferred and other	11.0	(35.7)	61.6

Total provision	$31.9	$14.3	$45.6

        The reconciliation of the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	(8.8)	1.3	2.0
U.S. credits and exemptions	10.7	(8.7)	(0.6)
Foreign earnings taxed at lower rates	56.8	(5.3)	(10.8)
Audit settlements with taxing authorities	59.4	(0.4)	(0.6)
Adjustments to uncertain tax positions	(8.4)	1.5	(3.6)
Changes in valuation allowance	(23.9)	(18.4)	(5.3)
Law change regarding deductibility of Medicare Part D expenses	—	—	2.8
Tax on repatriation of foreign earnings	(33.1)	4.1	1.6
Goodwill impairment and basis adjustments	(161.5)	—	—
Other	5.2	(0.7)	(0.1)

	(68.6)%	8.4%	20.4%

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Working capital accruals	$33.4	$37.8
Legal, environmental and self-insurance accruals	39.0	45.6
Pension, other postretirement and postemployment benefits	186.8	169.9
NOL and credit carryforwards	193.2	242.5
Payroll and compensation	53.8	46.1
Other	96.2	71.0

Total deferred tax assets	602.4	612.9
Valuation allowance	(128.1)	(124.5)

Net deferred tax assets	474.3	488.4

Deferred tax liabilities:
Accelerated depreciation	61.5	36.1
Basis difference in affiliates	153.9	40.5
Intangible assets recorded in acquisitions	312.9	344.5
Other	23.7	58.9

Total deferred tax liabilities	552.0	480.0

	$(77.7)	$8.4

General Matters

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess deferred tax assets to determine if they are likely to be realized and the adequacy of deferred tax liabilities, incorporating the results of local, state, federal and foreign tax audits in our estimates and judgments.

        At December 31, 2012, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $366.0 and tax losses of various foreign jurisdictions of approximately $684.0, all of which are reported in continuing operations. We also had state tax credit carryforwards of $30.4. Of these amounts, approximately $15.0 expire in 2013 and $446.0 expire at various times between 2013 and 2031. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $3.6 in 2012 and decreased by $38.2 in 2011. Of the increase in 2012, $5.4 was recognized as an increase in tax expense from continuing operations. Of the decrease in 2011, $31.2 was recognized as a reduction in tax expense from continuing operations and $7.7 was an increase to tax expense from discontinued operations.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in the prior year.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Undistributed Foreign Earnings

        In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2012, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $1,580.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.

        There are discrete amounts of foreign earnings (approximately $313.0), primarily related to the gain on sale of our Service Solutions business, where we do plan to repatriate the earnings in the future. During 2012, we provided $100.8 of U.S. and foreign withholding taxes on such earnings, with $91.8 of such amount recorded to discontinued operations.

Unrecognized Tax Benefits

        As of December 31, 2012, we had gross unrecognized tax benefits of $73.8 (net unrecognized tax benefits of $37.9), of which $37.4, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2011 and 2010, we had gross unrecognized tax benefits of $85.2 (net unrecognized tax benefits of $68.0) and $95.5 (net unrecognized tax benefits of $77.4), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2012, gross accrued interest excluded from the amounts above totaled $8.1 (net accrued interest of $5.7), while the related amounts as of December 31, 2011 and 2010 were $12.9 (net accrued interest of $10.1) and $15.6 (net accrued interest of $11.3), respectively. Our income tax provision for the years ended December 31, 2012, 2011 and 2010 included gross interest income of $3.8, $2.3 and $4.0, respectively, resulting from a reduction in our liability for uncertain tax positions. There were no significant penalties recorded during any year presented.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $10.0 to $20.0. The previously unrecognized tax benefits relate to a variety of tax issues including tax matters relating to prior acquisitions and dispositions, transfer pricing, and various state matters.

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Unrecognized tax benefit — opening balance	$85.2	$95.5	$120.9
Gross increases — tax positions in prior period	20.6	3.3	13.9
Gross decreases — tax positions in prior period	(33.9)	(11.4)	(13.4)
Gross increases — tax positions in current period	11.8	10.9	8.7
Settlements	(7.1)	(0.9)	(24.5)
Lapse of statute of limitations	(2.7)	(11.5)	(8.3)
Change due to foreign currency exchange rates	(0.1)	(0.7)	(1.8)

Unrecognized tax benefit — ending balance	$73.8	$85.2	$95.5

Other Tax Matters

        During 2012, our income tax provision was impacted by: (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded by our Cooling reporting unit, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes; (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that are no longer considered to be indefinitely reinvested; (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes; and (iv) valuation allowances that were recorded against deferred tax assets during the year of $5.4. The unfavorable impact of these items was offset partially by income tax benefits of $23.7 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this method change, we determined that it was more likely than not that we would be able to utilize our then-existing foreign tax credits within the remaining carryforward period. Accordingly, we released the valuation allowance on our foreign tax credit carryforwards in 2011, resulting in an income tax benefit of $27.8. In addition, the effective tax rate for the year ended December 31, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These tax benefits were offset partially by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

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

        In addition, the effective income tax rate for the year ended December 31, 2010 was impacted favorably by a $16.0 tax benefit related to the reduction in liabilities for uncertain tax positions associated with various foreign and domestic statute expirations and the settlement of various state examinations. These benefits were offset partially by a domestic charge of $6.2 associated with the taxation of prescription drug costs for retirees under Medicare Part D as a result of the 2010 enactment of the Patient Protection and Affordable Care Act (the "PPAC Act") and $3.6 associated with the repatriation of foreign earnings.

        Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. A change in tax law is accounted for in the period of enactment; therefore, certain provisions of the Act that will benefit our 2012 U.S. federal income tax return, including the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception, cannot be recognized in our 2012 financial results and instead will be reflected in our financial results for 2013. Further, we expect the Act's extension of these provisions through the end of 2013 to favorably affect our estimated annual effective tax rate in 2013, when compared to 2012.

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

        The IRS concluded its audit of our 2008 and 2009 federal income tax returns during 2012 and issued a RAR. We disagree with and have protested certain adjustments within the RAR to the Appeals Office of the IRS. While resolution of these issues may result in tax liabilities that differ from the accruals established, we believe any contingencies are adequately provided for, and will not have a material adverse effect on our financial position, results of operations or liquidity. We reasonably expect to conclude this appeals process within the next twelve months. In addition, during 2012, the IRS initiated an audit of our 2010 and 2011 federal income tax returns. With regard to this audit, we believe any contingencies are adequately provided for.

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

        We have various foreign income tax returns under examination. The most significant of these is in Denmark for the 2006 to 2010 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

(12)   Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2012:

	December 31, 2011	Borrowings	Repayments	Other(4)	December 31, 2012
Domestic revolving loan facility	$—	$1,065.0	$(1,065.0)	$—	$—
Foreign revolving loan facility	30.9	—	(31.9)	1.0	—
Term loan 1(1)	300.0	—	(300.0)	—	—
Term loan 2(1)	500.0	—	(25.0)	—	475.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement(2)	—	127.3	(127.3)	—	—
Other indebtedness(3)	70.2	17.7	(26.3)	55.4	117.0

Total debt	2,001.1	$1,210.0	$(1,575.5)	$56.4	1,692.0

Less: short-term debt	71.3				33.4
Less: current maturities of long-term debt	4.2				8.7

Total long-term debt	$1,925.6				$1,649.9

(1)
On December 3, 2012, a portion of the proceeds from the sale of Service Solutions were used to repay $325.0 of the term loans ($300.0 for Term Loan 1 and $25.0 for Term Loan 2). In addition, we have allocated approximately $8.0 of interest expense associated with the $325.0 of term loan repayments to discontinued operations within our consolidated statement of operations for the year ended December 31, 2012.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $130.0, as available. At December 31, 2012, we had $46.3 of available borrowing capacity under the facility.

(3)
Includes balances under a purchase card program of $27.9 and $40.4 and capital lease obligations of $82.3 and $26.0 at December 31, 2012 and December 31, 2011, respectively.

(4)
"Other" includes debt assumed, including $60.0 of capital lease obligations related to the new corporate headquarters building, and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

        Maturities of long-term debt payable during each of the five years subsequent to December 31, 2012 are $8.7, $581.4, $106.0, $304.6 and $604.5, respectively.

Senior Credit Facilities

        Our senior credit facilities provide for committed senior secured financing in an initial amount of $2,600.0, consisting of the following (each with a final maturity of June 30, 2016 except for Term Loan 1, which had a final maturity date of June 22, 2013 prior to its early repayment in December 2012 — see below):

  •
  An incremental term loan ("Term Loan 1"), in an aggregate principal amount of $300.0, which was repaid in December 2012 in connection with the sale of our Service Solutions business;

  •
  An incremental term loan ("Term Loan 2"), in an aggregate principal amount of $500.0, $25.0 of which was repaid in December 2012 in connection with the sale of our Service Solutions business;

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

  •
  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount in various currencies up to the equivalent of $200.0.

        Term Loan 2, with an initial principal balance of $500.0 and principal balance at December 31, 2012 of $475.0, is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

        Our senior credit facilities require that we maintain:

  •
  A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

  •
  A Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions by us).

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

        At December 31, 2012, we had $533.6 of available borrowing capacity under our revolving credit facilities after giving effect to $66.4 reserved for outstanding letters of credit. In addition, at December 31, 2012, we had $414.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $785.7 reserved for outstanding letters of credit.

        Our senior credit facilities allow additional commitments to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount of $525.0. The amount of the availability resets (up to a maximum of $1,000) as amounts are repaid under the term loans.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are (all on a per annum basis) as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Rate Loans	ABR Loans	Term Loan LIBOR Rate Loans	Term Loan ABR Loans
Greater than or equal to 3.00 to 1.00	0.40%	0.40%	2.00%	0.40%	1.25%	2.00%	1.00%	2.25%	1.25%
Between 2.00 to 1.00 and 3.00 to 1.00	0.35%	0.35%	1.875%	0.35%	1.125%	1.875%	0.875%	2.125%	1.125%
Between 1.50 to 1.00 and 2.00 to 1.00	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%	2.00%	1.00%
Between 1.00 to 1.00 and 1.50 to 1.00	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%	1.75%	0.75%
Less than 1.00 to 1.00	0.25%	0.25%	1.25%	0.25%	0.75%	1.25%	0.25%	1.50%	0.50%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.40% at December 31, 2012.

        The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.20% per annum, respectively. We paid an upfront fee in an amount equal to an approximate average of 0.50% of the commitment of each lender providing a portion of the Term Loans. In addition, we were required to pay a commitment fee in an amount equal to 0.275% per annum of the daily unused amount of the commitment of the Term Loans, which accrued from October 5, 2011 through December 22, 2011, the date on which the Term Loan amounts were borrowed.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

rating is "Baa3" or better by Moody's or "BBB-" or better by S&P and no defaults exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

        At December 31, 2012, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities of $562.5, to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year, commencing on March 1, 2011. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. In addition, at any time prior to September 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of certain equity offerings at a redemption price of 106.875%, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes outstanding, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

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

        At December 31, 2012, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2012 and 2011, the participating businesses had $27.9 and $40.4, respectively, outstanding under this arrangement. As this arrangement extends the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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

        We had $7.2 of letters of credit outstanding under separate arrangements in China, India, and South Africa.

(13)   Financial Instruments

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

and to minimize their impact. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

        From time to time, we enter into currency protection agreements ("FX forward contracts") to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives ("FX embedded derivatives"), as the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives' fair value will be recorded as a component of "Other income (expense), net" in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. We had FX forward contracts with an aggregate notional amount of $107.3 and $66.1 outstanding as of December 31, 2012 and 2011, respectively, with scheduled maturities of $102.0 and $5.3 in 2013 and 2014, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. We had FX embedded derivatives with an aggregate notional amount of $96.3 and $73.2 at December 31, 2012 and 2011, respectively, with scheduled maturities of $77.4, $11.4 and $7.5 in 2013, 2014 and 2015, respectively. The unrealized loss, net of taxes, recorded in AOCI related to FX forward contracts was $3.4 and $3.7 as of December 31, 2012 and 2011, respectively. We anticipate reclassifying approximately $1.9 of the unrealized loss to income over the next 12 months. The net loss recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $0.2 in 2012, $37.0 in 2011, and $17.3 in 2010.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the Clyde Union acquisition purchase price, which, as previously noted, was paid in GBP. From the inception of these contracts until December 22, 2011 (the date the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other income (expense), net."

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). At December 31, 2012 and 2011, the outstanding notional amount of commodity contracts was 3.3 and 2.9 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify the AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2012 and 2011, the fair value of these contracts was $0.2 (current asset) and $0.8 (current liability), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.1 and $(0.7) as of December 31, 2012 and 2011, respectively. We anticipate reclassifying the unrealized gain to income over the next 12 months.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The following summarizes the fair value of our derivative financial instruments:

	December 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivative contracts designated as hedging instruments
Commodity contracts	Other current assets	$0.2	Other current assets	$—
FX forward contracts	Other current assets	0.1	Other current assets	—

		$0.3		$—

FX forward contracts	Accrued expenses	$(0.3)	Accrued expenses	$(0.4)
Commodity contracts	Accrued expenses	—	Accrued expenses	(0.8)

		$(0.3)		$(1.2)

Derivative contracts not designated as hedging instruments
FX forward contracts	Other current assets	$0.1	Other current assets	$—
FX embedded derivatives	Other current assets	0.3	Other current assets	1.2

		$0.4		$1.2

FX forward contracts	Accrued expenses	$(0.1)	Accrued expenses	$(0.4)
FX embedded derivatives	Accrued expenses	(0.9)	Accrued expenses	(0.3)
FX embedded derivatives	Other long-term liabilities	(9.8)	Other long-term liabilities	(14.8)

		$(10.8)		$(15.5)

        The following summarizes the effects of derivative financial instruments in cash flow hedging relationships on AOCI and the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Amount of gain (loss) recognized in AOCI, pre-tax(1)				Amount of gain (loss) reclassified from AOCI to income, pre-tax(1)
				Classification of gain (loss) reclassified from AOCI
	2012	2011	2010		2012	2011	2010
Swaps	$—	$—	$(9.3)	Interest Expense	$—	$—	$(12.7)
				Loss on early extinguishment of interest rate protection agreements and term loan	—	—	(24.3)
FX Forward contracts	(0.4)	(0.2)	(4.9)	Cost of products sold	(0.7)	(0.8)	—
FX embedded derivatives	—	—	2.3	Cost of products sold	—	—	1.8
Commodity contracts	0.4	(1.8)	1.0	Cost of products sold	(0.8)	0.6	0.7

	$—	$(2.0)	$(10.9)		$(1.5)	$(0.2)	$(34.5)

(1)
For the years ended December 31, 2012, 2011 and 2010, gains (losses) of $(0.4), $0.3 and $1.1, respectively, were recognized in "Other income (expense), net" relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The following summarizes the effects of derivative financial instruments not designated as cash flow hedging relationships on the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

		Amount of gain (loss) recognized in income
	Classification of gain (loss) recognized in income	2012	2011	2010
FX forward contracts	Other income (expense), net	$0.6	$(38.5)	$5.0
FX embedded derivatives(1)	Other income (expense), net	(0.4)	1.2	(23.4)

		$0.2	$(37.3)	$(18.4)

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

Operating Leases

        The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2013	$36.0
2014	28.6
2015	20.4
2016	13.6
2017	9.5
Thereafter	38.6

Total minimum payments	$146.7

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $62.3 in 2012, $47.1 in 2011 and $48.8 in 2010.

Capital Leases

        Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2013	$12.0
2014	9.0
2015	8.5
2016	6.8
2017	6.6
Thereafter	60.3

Total minimum payments	103.2
Less: interest	(20.9)

Capital lease obligation as of December 31, 2012	82.3
Less: current maturities as of December 31, 2012	(8.7)

Long-term portion as of December 31, 2012	$73.6

        Our current and long-term capital lease obligations as of December 31, 2011 were $4.2 and $21.8, respectively.

        Assets held through capital lease agreements at December 31, 2012 and 2011 comprise the following:

	December 31,
	2012	2011
Machinery and equipment	$11.1	$9.4
Buildings(1)	76.5	22.5
Land(1)	7.5	1.4
Other	3.9	3.7

Total	99.0	37.0
Less: accumulated depreciation	(8.1)	(9.7)

Net carrying value	$90.9	$27.3

(1)
During 2011, we entered into a lease for a new corporate headquarters in Charlotte, NC. Construction of the building was substantially completed by December 2012, with related debt assumed of $60.0 as of December 31, 2012. Annual lease payments for the building are approximately $5.0. In addition, in January 2013, we exercised an option to purchase the land and building, with the sale expected to close in the first half of 2014.

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $548.6 (including $501.3 for risk management matters) and $558.3 (including $495.6 for risk management matters) at December 31, 2012 and 2011, respectively. Of these amounts, $497.0 and $491.8 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2012 and 2011, respectively, with the remainder included in "Accrued expenses." It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

        We had insurance recovery assets related to risk management matters of $430.6 and $428.9 at December 31, 2012 and 2011, respectively, included in "Other assets" within our consolidated balance sheets.

Litigation Matters

        We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 95 sites (92 sites at December 31, 2011) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

        In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites (28 sites at December 31, 2011) at which the liability has not been settled, and only 6 (12 sites at December 31, 2011) of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller. However, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2012, our share of the aggregate contract value on open consortium arrangements was $264.4 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $740.9. As of December 31, 2011, our share of the aggregate contract value on open consortium arrangements was $324.0 (of which approximately 56% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $801.1. At December 31, 2012 and 2011, we recorded liabilities of $1.5 and $1.9, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Executive Agreements

        The Board of Directors has approved employment agreements for eight of our executives. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment or a change in control, and other employment rights and responsibilities. In addition, two executive officers have outstanding non-interest bearing 20-year relocation home loans totaling $3.0 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

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

(15)   Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations	$(78.4)	$155.6	$178.0
Less: Net income (loss) attributable to noncontrolling interests	2.8	5.0	(2.8)

Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$(81.2)	$150.6	$180.8

Income from discontinued operations	$340.4	$30.0	$24.8
Less: Net income (loss) attributable to noncontrolling interest	—	—	—

Income from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted earnings per share	$340.4	$30.0	$24.8

Denominator:
Weighted-average number of common shares used in basic earnings per share	50.031	50.499	49.718
Dilutive securities — Employee stock options and restricted stock units	—	0.447	0.629

Weighted-average number of common shares and dilutive securities used in diluted earnings per share	50.031	50.946	50.347

        The total number of stock options that were not included in the computation of dilutive earnings per share because their exercise price was greater than the average market price of common shares was 0.003, 0.117 and 0.405 for the years ended December 31, 2012, 2011 and 2010, respectively. The total number of unvested restricted stock and restricted stock units that were not included in the computation of diluted earnings per share because required market thresholds for vesting (as discussed below) were not met was 1.031, 0.633 and 0.102 at December 31, 2012, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Accumulated Other Comprehensive Loss

        The components of the balance sheet caption "Accumulated other comprehensive loss" were as follows:

	December 31,
	2012	2011
Foreign currency translation adjustment	$298.1	$199.7
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.5 and $2.9, respectively	(3.3)	(4.4)
Net unrealized losses on available-for-sale securities,	(3.1)	(1.5)
Pension and postretirement liability adjustment and other, net of tax benefit of $318.5 and $274.3, respectively(1)	(520.6)	(440.3)

Accumulated other comprehensive loss	$(228.9)	$(246.5)

(1)
As of December 31, 2012 and 2011, included $3.8 for each year, related to our share of the pension liability adjustment for EGS.

Common Stock and Treasury Stock

        At December 31, 2012, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2009	97.284	(47.916)	49.368
Stock options exercised	0.238	—	0.238
Restricted stock and restricted stock units	0.278	0.142	0.420
Other	0.268	—	0.268

Balance at December 31, 2010	98.068	(47.774)	50.294
Stock options exercised	0.154	—	0.154
Restricted stock and restricted stock units	0.209	0.145	0.354
Other	0.271	—	0.271

Balance at December 31, 2011	98.702	(47.629)	51.073
Stock options exercised	0.174	—	0.174
Share repurchases	—	(3.606)	(3.606)
Restricted stock and restricted stock units	0.311	0.085	0.396
Other	0.267	—	0.267

Balance at December 31, 2012	99.454	(51.150)	48.304

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, up to 3.468 shares of our common stock were available for grant at December 31, 2012. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        During the years ended December 31, 2012, 2011 and 2010, we classified excess tax benefits from stock-based compensation of $3.8, $6.6 and $4.2, respectively, as financing cash flows and included such amounts in "Proceeds from the exercise of employee stock options and other, net of minimum withholdings paid on behalf of employees for net share settlements" within our consolidated statements of cash flows.

        Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over three years. Performance thresholds have been instituted for vesting a substantial portion of restricted stock and restricted stock unit awards. This vesting is based on SPX shareholder return versus the S&P 500 composite index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 composite index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 composite index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P composite index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest. Additionally, a portion of our restricted stock and restricted stock unit awards vest based on the passage of time since the grant date. Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

        We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan"). Under the Directors' Plan, up to 0.013 shares of our common stock were available for grant at December 31, 2012. Restricted stock grants have a three-year vesting period based on SPX shareholder return versus the S&P 500 composite index and are subject to the same company performance thresholds for employee awards described in the preceding paragraph. Restricted stock that does not vest within the three-year vesting period in accordance with these performance requirements is forfeited.

        Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004. All outstanding options are vested as of December 31, 2012.

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2012, 2011 and 2010. Compensation expense within income from continuing operations related to restricted stock and restricted stock units totaled $39.4, $39.2 and $29.9 for the years ended December 31, 2012, 2011 and 2010, respectively, with the related tax benefit being $15.0, $14.7 and $11.1 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no option grants in 2012, 2011 and 2010.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units as they contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 3, 2012 and March 1, 2011:

	Annual expected stock price volatility	Annual expected dividend yield	Risk-free interest rate	Correlation between total shareholder return for SPX and S&P 500 Composite Index
January 3, 2012:
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

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2009 through December 31, 2012:

	Unvested Restricted Stock and Restricted Stock Units	Weighted-average Grant-Date Fair Value per share
Outstanding at December 31, 2009	1.435	$51.75
Granted	0.738	48.91
Vested	(0.626)	50.46
Forfeited	(0.031)	47.82

Outstanding at December 31, 2010	1.516	50.97
Granted	0.836	62.72
Vested	(0.636)	51.47
Forfeited	(0.276)	67.21

Outstanding at December 31, 2011	1.440	54.38
Granted	0.823	50.64
Vested	(0.264)	39.75
Forfeited	(0.064)	57.77

Outstanding at December 31, 2012	1.935	54.70

        As of December 31, 2012, there was $17.7 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

Stock Options

        The following table shows stock option activity from December 31, 2009 through December 31, 2012:

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2009	0.881	$59.86
Exercised	(0.238)	48.21
Terminated	(0.008)	90.23

Options outstanding and exercisable at December 31, 2010	0.635	63.82
Exercised	(0.154)	65.44
Terminated	(0.117)	89.10

Options outstanding and exercisable at December 31, 2011	0.364	54.87
Exercised	(0.174)	39.58
Terminated	(0.177)	69.42

Options outstanding and exercisable at December 31, 2012	0.013	62.45

        The weighted-average remaining term, in years, of stock options outstanding and exercisable at December 31, 2012 was 0.7. The total number of in-the-money options exercisable on December 31, 2012 was 0.010. Aggregate intrinsic value (market value of stock less option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on December 31, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value of the options outstanding and exercisable at December 31, 2012 was $0.207. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $5.9, $2.5 and $4.1, respectively.

Treasury Stock

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, 1.0 shares of our common stock were repurchased for $75.0, with the remainder scheduled to be repurchased following the consummation of the sale of Service Solutions business, in accordance with the share repurchase program. During December 2012, and following the completion of the sale of our Service Solutions business, we repurchased 2.6 shares of our common stock for $170.6, resulting in total repurchases for 2012 of $245.6. During January 2013, we completed the repurchases authorized under the trading plan.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2012, 2011 or 2010.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

  •
  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

  •
  Level 3 — Significant inputs to the valuation model are unobservable.

        There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy for the periods presented.

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

        As of December 31, 2012, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.6 and $5.2 at December 31, 2012 and December 31, 2011, respectively.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2012 and 2011, these assets had a fair value of $7.5 and $7.8, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$0.7	$—
Current assets — Investment in equity securities	3.6	—	7.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.3	—
Long-term liabilities — FX embedded derivatives	—	9.8	—

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives	$—	$1.2	$—
Current assets — Investment in equity securities	5.2	—	7.8
Current liabilities — FX forward contracts, FX embedded derivatives, and commodity contracts	—	1.9	—
Long-term liabilities — FX embedded derivatives	—	14.8	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011, including net unrealized losses recorded to earnings.

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$8.5
Unrealized losses recorded to earnings	(0.7)

Balance at December 31, 2011	7.8
Unrealized losses recorded to earnings	(0.3)

Balance at December 31, 2012	$7.5

        During 2012, we determined that the fair value of our Cooling reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of our Cooling reporting unit was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publically-traded companies that were applied to the historical and projected operating results of the Cooling reporting unit (unobservable inputs — Level 3). We then allocated the fair value to the assets and liabilities of Cooling, which resulted in an implied value for the reporting unit's goodwill. Based on such implied value, we recorded an impairment charge related to Cooling's goodwill of $270.4. In addition, we recorded an impairment charge related to other long-term assets at Cooling of $11.0. Lastly, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment. The fair values of the trademarks were determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

        During 2011, we determined that the fair value of our SPX Heat Transfer Inc. reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of SPX Heat Transfer Inc. was based upon weighting the income and market approaches, (unobservable inputs — Level 3). We then allocated the fair value to the assets and liabilities of SPX Heat Transfer Inc., which resulted in an implied value for the reporting unit's goodwill. Based on such implied value, we recorded an impairment charge related to SPX Heat Transfer Inc.'s goodwill of $20.8. In addition, we recorded an impairment charge of $7.5 related to the trademarks of SPX Heat Transfer Inc., with the fair value of these intangibles determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

        The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior Notes	$1,100.0	$1,217.8	$1,100.0	$1,198.0
Term Loans	475.0	475.0	800.0	800.0
Other indebtedness	34.7	34.7	75.1	75.1

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

        Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2012, with the exception of the impairment charges previously noted and non-financial assets and liabilities that were acquired as part of new business acquisitions, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis. See Note 4 for further details on our recent acquisitions.

        The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value due to the short maturity of those instruments.

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

(17)   Quarterly Results (Unaudited)

	First(3)		Second		Third		Fourth(3)
	2012	2011	2012	2011	2012	2011	2012	2011
Operating revenues	$1,163.7	$981.9	$1,258.1	$1,134.2	$1,242.7	$1,162.7	$1,435.7	$1,258.1
Gross profit	300.9	292.0	336.5	313.9	335.1	322.9	402.5	345.9
Income (loss) from continuing operations(1)	8.2	20.8	38.5	25.5	54.1	50.8	(179.2)	58.5
Income from discontinued operations, net of tax(1)(2)	4.6	4.0	9.7	9.5	6.1	11.5	320.0	5.0

Net income	12.8	24.8	48.2	35.0	60.2	62.3	140.8	63.5
Less: Net income (loss) attributable to noncontrolling interests	(0.7)	1.7	0.8	0.7	2.4	1.6	0.3	1.0

Net income attributable to SPX Corporation common shareholders	$13.5	$23.1	$47.4	$34.3	$57.8	$60.7	$140.5	$62.5

Basic earnings per share of common stock:
Continuing operations	$0.18	$0.38	$0.75	$0.49	$1.03	$0.97	$(3.62)	$1.14
Discontinued operations, net of tax	0.09	0.08	0.20	0.19	0.13	0.23	6.45	0.10

Net income	$0.27	$0.46	$0.95	$0.68	$1.16	$1.20	$2.83	$1.24

Diluted earnings per share of common stock:
Continuing operations	$0.17	$0.37	$0.74	$0.48	$1.03	$0.97	$(3.62)	$1.13
Discontinued operations, net of tax	0.09	0.08	0.19	0.19	0.13	0.22	6.45	0.10

Net income	$0.26	$0.45	$0.93	$0.67	$1.16	$1.19	$2.83	$1.23

Note:    The sum of the quarters' earnings per share may not equal the full year per share amounts.

(1)
The first, second, third and fourth quarters of 2012 included charges of $2.4, $8.4, $7.1 and $6.2, respectively, associated with restructuring initiatives. The first, second, third and fourth quarters of 2011 included charges of $2.4, $4.2, $7.2, and $11.5, respectively, associated with restructuring initiatives. See Note 6 for additional information.

The first, second, third and fourth quarters of 2012 included income (expense) for foreign currency transactions and our FX forward contracts and FX embedded derivatives of $(5.2), $(1.9), $(3.2) and $(2.1), respectively, while the related amounts for the four quarters of 2011 were $(2.2), $(3.5), $(30.9) and $(4.8), respectively. The third and fourth quarter 2011 amounts include charges of $30.6 and $4.0, respectively, associated with FX forward contracts which were entered into in order to hedge the purchase price of the Clyde Union acquisition, which was paid in GBP.

During the first, second, third and fourth quarters of 2011, we recorded income tax credits of $0.8, $0.9, $2.0 and $4.0, related to the expansion of our power transformer facility in Waukesha, WI.

During the first quarter of 2012, we recorded a pre-tax gain of $20.5 associated with the deconsolidation of our dry cooling business in China (see Note 4 for additional details). In connection with this transaction, we recorded an incremental income tax charge of $6.1 as the goodwill allocated to the transaction is not deductible for income tax purposes.

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

Notes to Consolidated Financial Statements
December 31, 2012
(in millions, except per share data)

  During the fourth quarter of 2012, we recorded impairment charges of $281.4 related to the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. The income tax benefit associated with these impairment charges was $26.3, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes.

  During the fourth quarter of 2012, we recorded income tax charges of (i) $15.4 on foreign dividends and undistributed earnings that are no longer considered to be indefinitely reinvested and (ii) $6.3 for valuation allowances that were recorded against deferred tax assets. The unfavorable impact of these items were offset partially by income tax benefits of approximately $21.0 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

  Incentive compensation for the fourth quarter of 2012 was $20.6 higher than the related figure for the fourth quarter of 2011.

  During the fourth quarter of 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other income (expense), net" and $1.2 to "Gain on disposition of discontinued operations, net of tax."

  During the fourth quarter of 2011, we recorded net charges of $10.7 within our Thermal Equipment and Services reportable segment associated with changes in cost estimates for certain contracts in South Africa.

(2)
During the fourth quarter of 2012, we sold our Service Solutions business to Robert Bosch GmbH resulting in a net gain of $313.4.

(3)
We establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the calendar quarter for the first quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2012 were March 31, June 30 and September 29, compared to the respective April 2, July 2 and October 1, 2011 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one fewer day in the first quarter of 2012 and had two more days in the fourth quarter of 2012 than in the respective 2011 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2012 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2012, such internal control is effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2013

 ITEM 9B. Other Information

        Not applicable.

P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

b)
Executive Officers of the company

  Christopher J. Kearney, 57, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation and Polypore International, Inc.

  Jeremy W. Smeltser, 38, is Vice President and Chief Financial Officer. Previously he served in various roles for SPX, most recently as Vice President and Chief Financial Officer, Flow Technology. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Robert B. Foreman, 55, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  Don L. Canterna, 62, was named segment President, Flow Technology and an officer in August 2005. He joined SPX in 2001 when SPX acquired United Dominion Industries, where he had been General Manager of Waukesha Cherry-Burrell since 1997. He was promoted to President of Waukesha Cherry-Burrell in 2001 and was named President of SPX Process Equipment in 2003 when Waukesha Cherry-Burrell, Lightnin and Bran+Luebbe were consolidated.

  David A. Kowalski, 54, was named segment President, Industrial Products and Services, in August 2011. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. He became segment President, Test and Measurement, and an officer in August 2005. Before joining SPX he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Drew Ladau, 52, was named segment President, Thermal Equipment and Services in June 2006. He originally joined SPX in 1996, and served as Vice President, Business Development until 2000. After leaving SPX in 2000, he rejoined the company in 2003 to serve as division President of Vance International. Prior to first joining SPX, Mr. Ladau held various positions with General Electric, Tenneco and Black & Decker.

  Kevin L. Lilly, 60, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  Michael Whitted, 41, is Vice President, Business Development for SPX Corporation. He is responsible for identifying, analyzing, and consummating opportunities for profitable growth through expansion of existing SPX businesses, and external opportunities, including mergers, acquisitions, joint ventures, and strategic partnerships. He is also responsible for SPX's divestiture activities. He joined SPX Corporation in June 2001. Prior to joining SPX Corporation, Mr. Whitted was a Vice President at Bear Stearns. While at Bear Stearns, Mr. Whitted worked with industrial and technology clients, but was primarily focused on the consumer products industry. Prior to joining Bear Stearns, Mr. Whitted held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees And Services

        This information is included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 47 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 47 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2013.

SPX CORPORATION (Registrant)
By	/s/ JEREMY W. SMELTSER Jeremy W. Smeltser Vice President and Chief Financial Officer

POWER OF ATTORNEY

        The undersigned officers and directors of SPX Corporation hereby severally constitute Christopher J. Kearney and Jeremy W. Smeltser and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of February, 2013.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ JEREMY W. SMELTSER Jeremy W. Smeltser Vice President and Chief Financial Officer
/s/ ALBERT A. KOCH Albert A. Koch Director	/s/ KERMIT CAMPBELL J. Kermit Campbell Director
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director
/s/ MARTHA B. WYRSCH Martha B. Wyrsch Director	/s/ TERRY S. LISENBY Terry S. Lisenby Director
/s/ DAVID V. SINGER David V. Singer Director	Peter F. Volanakis Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective March 30, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on March 30, 2012 (file no. 1-6948).
4.1	—
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
*10.1	—	Form of Loan Note (Primary Residence) for certain executive officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 1-6948).
*10.2	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.3	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.4	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

Item No.		Description
*10.5	—	SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective February 21, 2006), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.6	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix D of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.7	—
SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix E of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.8	—
Amendment to the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).
*10.9	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (file no. 1-6948).
*10.10	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended October 21, 2008 (file no. 1-6948).
*10.11	—
SPX Corporation 1997 Non-Employee Directors' Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.12	—
Amended and restated Employment Agreement between SPX Corporation and Christopher J. Kearney, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.13	—
Amended and restated Employment Agreement between SPX Corporation and Patrick J. O'Leary, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.14	—
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

Item No.		Description
*10.21	—	Amended and restated Executive Change of Control Agreement between SPX Corporation and Don L. Canterna, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
*10.22	—
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
*10.25	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.26	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.27	—	Employment Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.28	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.29	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.30	—
Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.31	—	Change of Control Agreement between SPX Corporation and Drew T. Ladau, incorporated herein by reference to our Quarterly Report on 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.32	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
*10.33	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors Stock Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 21, 2009 (file no. 1-6948).
*10.34	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.
*10.35	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.
*10.36	—	Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.
*10.37	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010.

Item No.		Description
*10.38	—	SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 6, 2011), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).
*10.39	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix B of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).
*10.40	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.41	—
Credit Agreement, dated as of June 30, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on July 5, 2011 (file no. 1-6948).
10.42	—
First Amendment to Credit Agreement, dated as of October 5, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers and Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.43	—
Incremental Facility Activation Notice (Incremental Term Loan A), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated herein by reference from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.44	—
Incremental Facility Activation Notice (Incremental Term Loan X), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated herein by reference from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.45	—
Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated herein by reference from our Quarterly Report on Form 10-Q for the period ending October 1, 2011 (file no. 1-6948).
10.46	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated herein by reference from our Annual Report on Form 10-K for the period ending December 31, 2011 (file no. 1-6948).
10.47	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011 incorporated herein by reference from our Quarterly Report on Form 10-Q for the period ending October 1, 2011 (file no. 1-6948).
*10.48	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (file no. 1-6948).
10.49	—
Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the period ending March 31, 2012 (file no. 1-6948).
10.50	—	Waiver to Credit Agreement, dated as of February 8, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on February 21, 2012 (file no. 1-6948).
10.51	—	Amendment to Waiver to Credit Agreement, dated as of June 7, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the period ending June 30, 2012 (file no. 1-6948).

Item No.		Description
*10.52	—	Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.53	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.54	—
Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
10.55	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).
10.56	—
Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 49 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP
24.1	—	Power of Attorney.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
99.1	—	EGS Electrical Group, LLC and Subsidiaries (A Limited Liability Company) audited consolidated financial statements for the years ended September 30, 2012, 2011, and 2010
101.1	—
SPX Corporation Financial information from its Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL, including: (i) Consolidated Statements of Operation for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheets at December 31, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

*
Denotes management contract or compensatory plan or arrangement.