Form 10-K/A
period 2012-12-31
SPX CORP
filed 2013-02-25
CIK 88205

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

 EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on February 22, 2013 (the "Form 10-K"), is to revise the Independent Auditors' Report included in Exhibit 99.1 to provide (i) the conformed signature of KPMG LLP and (ii) the city and state of the office of KPMG LLP that performed the audits of EGS Electrical Group LLC and Subsidiaries for the years ended September 30, 2012, 2011 and 2010. The signature and missing information had been provided by KPMG LLP, but the conformed signature line and missing information was inadvertently omitted from their Independent Auditors' Report when the Form 10-K was filed.

        This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Form 10-K.

 P A R T    I V

ITEM 15. Exhibits And Financial Statement Schedules

        The following documents are filed as part of the report:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 47 of the Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 47 of the Form 10-K.

    3.
    Exhibits. See Index to Exhibits in the Form 10-K and this Form 10-K/A.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2013.

SPX CORPORATION (Registrant)
By	/s/ JEREMY W. SMELTSER Jeremy W. Smeltser Vice President and Chief Financial Officer

 INDEX TO EXHIBITS

Item No.		Description
24.1	—	Power of Attorney, incorporated by reference from signature page of Form 10-K.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
99.1	—	EGS Electrical Group, LLC and Subsidiaries (A Limited Liability Company) audited consolidated financial statements for the years ended September 30, 2012, 2011, and 2010

QuickLinks

EXPLANATORY NOTE
P A R T I V
ITEM 15. Exhibits And Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS