Form 10-Q
period 2013-03-30
SPX CORP
filed 2013-05-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6948

SPX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1016240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13320 Ballantyne Corporate Place, Charlotte, North Carolina 28277

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

Common shares outstanding April 26, 2013 46,793,441

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 30,	March 31,
	2013	2012
Revenues	$1,133.7	$1,153.5
Costs and expenses:
Cost of products sold	832.5	853.6
Selling, general and administrative	268.0	271.5
Intangible amortization	8.2	8.7
Impairment of intangible assets	2.0	—
Special charges, net	0.4	2.4
Operating income	22.6	17.3

Other income, net	2.2	21.8
Interest expense	(29.2)	(28.5)
Interest income	2.1	1.3
Equity earnings in joint ventures	9.1	9.5
Income from continuing operations before income taxes	6.8	21.4

Income tax (provision) benefit	4.2	(13.1)
Income from continuing operations	11.0	8.3

Income (loss) from discontinued operations, net of tax	(2.2)	4.8
Loss on disposition of discontinued operations, net of tax	(5.2)	(0.3)
Income (loss) from discontinued operations, net of tax	(7.4)	4.5

Net income	3.6	12.8
Net income (loss) attributable to noncontrolling interests	1.3	(0.7)
Net income attributable to SPX Corporation common shareholders	$2.3	$13.5

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$9.7	$9.0
Income (loss) from discontinued operations, net of tax	(7.4)	4.5
Net income	$2.3	$13.5

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.21	$0.18
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.16)	0.09
Net income per share attributable to SPX Corporation common shareholders	$0.05	$0.27

Weighted-average number of common shares outstanding — basic	46.418	50.613

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.20	$0.17
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.15)	0.09
Net income per share attributable to SPX Corporation common shareholders	$0.05	$0.26

Weighted-average number of common shares outstanding — diluted	47.450	51.459

Comprehensive income (loss)	$(72.2)	$78.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$755.1	$984.1
Accounts receivable, net	1,284.0	1,333.0
Inventories, net	585.8	555.6
Other current assets	162.8	149.9
Deferred income taxes	86.4	92.4
Total current assets	2,874.1	3,115.0
Property, plant and equipment:
Land	46.2	45.4
Buildings and leasehold improvements	389.5	404.9
Machinery and equipment	801.0	806.9
	1,236.7	1,257.2
Accumulated depreciation	(509.9)	(512.2)
Property, plant and equipment, net	726.8	745.0
Goodwill	1,544.4	1,574.0
Intangibles, net	917.8	962.4
Other assets	741.8	733.7
TOTAL ASSETS	$6,804.9	$7,130.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$562.3	$571.4
Accrued expenses	949.5	996.6
Income taxes payable	9.8	126.5
Short-term debt	30.7	33.4
Current maturities of long-term debt	8.5	8.7
Total current liabilities	1,560.8	1,736.6

Long-term debt	1,651.5	1,649.9
Deferred and other income taxes	327.2	251.1
Other long-term liabilities	1,190.7	1,212.5
Total long-term liabilities	3,169.4	3,113.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,635,310 and 46,776,528 issued and outstanding at March 30, 2013, respectively, and 99,453,784 and 48,303,707 issued and outstanding at December 31, 2012, respectively)	1,002.4	998.9
Paid-in capital	1,555.5	1,553.7
Retained earnings	2,687.5	2,696.6
Accumulated other comprehensive loss	(304.1)	(228.9)
Common stock in treasury (52,858,782 and 51,150,077 shares at March 30, 2013 and December 31, 2012, respectively)	(2,878.4)	(2,751.6)
Total SPX Corporation shareholders’ equity	2,062.9	2,268.7
Noncontrolling interests	11.8	11.3
Total equity	2,074.7	2,280.0
TOTAL LIABILITIES AND EQUITY	$6,804.9	$7,130.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 30,	March 31,
	2013	2012
Cash flows used in operating activities:
Net income	$3.6	$12.8
Less: Income (loss) from discontinued operations, net of tax	(7.4)	4.5
Income from continuing operations	11.0	8.3
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	0.4	2.4
Impairment of intangible assets	2.0	—
Gain on sale of a business	—	(20.5)
Deferred and other income taxes	90.5	1.7
Depreciation and amortization	28.8	27.5
Pension and other employee benefits	10.9	14.3
Stock-based compensation	20.3	21.8
Other, net	1.8	0.9
Changes in operating assets and liabilities, net of effects from acquisition and divestitures:
Accounts receivable and other assets	(21.3)	(84.1)
Inventories	(62.6)	(34.6)
Accounts payable, accrued expenses and other	(132.4)	(118.5)
Cash spending on restructuring actions	(6.6)	(6.4)
Net cash used in continuing operations	(57.2)	(187.2)
Net cash used in discontinued operations	(9.2)	(49.9)
Net cash used in operating activities	(66.4)	(237.1)
Cash flows used in investing activities:
Proceeds from asset sales and other	—	8.1
Increase in restricted cash	(0.1)	—
Business acquisition, net of cash acquired	—	(30.5)
Capital expenditures	(19.3)	(21.4)
Net cash used in continuing operations	(19.4)	(43.8)
Net cash used in discontinued operations	—	(1.9)
Net cash used in investing activities	(19.4)	(45.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	336.0
Repayments under senior credit facilities	—	(267.9)
Borrowings under trade receivables agreement	10.0	73.0
Repayments under trade receivables agreement	(10.0)	(27.0)
Net borrowings (repayments) under other financing arrangements	(4.7)	1.8
Purchases of common stock	(131.4)	(43.2)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.7)	4.1
Financing fees paid	—	(0.2)
Dividends paid	(0.6)	(12.7)
Net cash from (used in) continuing operations	(142.4)	63.9
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	(142.4)	63.9
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.8)	5.0
Net change in cash and equivalents	(229.0)	(213.9)
Consolidated cash and equivalents, beginning of period	984.1	551.0
Consolidated cash and equivalents, end of period	$755.1	$337.1

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

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

Our significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and its revenues and our equity earnings, as included in our condensed consolidated statements of operations, totaled $125.1 and $9.2 and $133.1 and $9.3 for the three months ended March 30, 2013 and March 31, 2012, respectively. The Shanghai Electric JV’s revenues and our equity earnings, as included in our condensed consolidated statements of operations, were not material for the three months ended March 30, 2013 and March 31, 2012. See Note 3 for further details on the Shanghai Electric JV.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations.

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2013 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. We had two fewer days in the first quarter of 2013 and will have one more day in the fourth quarter of 2013 than in the respective 2012 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In December 2011, and amended in January 2013, the Financial Accounting Standards Board (“FASB”) issued disclosure guidance relating to offsetting, whereby entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement or similar agreement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The guidance applies to a) recognized financial and derivative instruments that are offset in accordance with either the Balance Sheet or Derivatives and Hedging topics of the FASB Accounting Standards Codification (“Codification”) and b) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and shall be applied retrospectively for all comparative periods presented. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 11 to our condensed consolidated financial statements herein.

In July 2012, the FASB issued an amendment to guidance relating to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing such assets for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the intangible asset and perform the quantitative impairment test in accordance with the Intangibles — Goodwill and Other topic of the Codification. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  We adopted this guidance on January 1, 2013, with no material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued an amendment to guidance relating to the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”). This guidance requires companies to present, in one place, information about significant amounts reclassified from AOCI. In addition, for significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect of such reclassifications on the respective line items in the statement of operations. For amounts not required to be reclassified to net income in their entirety, companies must reference the disclosures that provide additional detail about those amounts. This amendment is effective for interim and annual reporting periods beginning after December 15, 2012, and shall be applied prospectively. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 12 to our condensed consolidated financial statements herein.

In March 2013, the FASB issued an amendment to guidance to resolve the diversity in practice relating to a parent entity’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of foreign subsidiaries or groups of assets. The amendment requires that any CTA related to the parent entity’s investment in a foreign entity be released into earnings when a sale or transfer of the foreign subsidiary or group of assets results in the complete or substantially complete liquidation of the foreign entity. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013, and shall be applied prospectively. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

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

On December 22, 2011, our Flow Technology reportable segment completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 British Pounds (“GBP”), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price includes a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than GBP 0.0 or more than GBP 250.0. Although we are still in the process of completing the earn-out procedure set forth in the purchase agreement, no liability for an earn-out payment has been provided in the accompanying balance sheets because, based on actual operating results for 2012, we do not believe Clyde Union achieved the required minimum Annual 2012 Group EBITDA.

Discontinued Operations

As part of our operating strategy, we regularly review potential divestitures, some of which are or may be material.

We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, or we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months. The following businesses met these requirements, and therefore have been reported as discontinued operations for the periods presented.

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
SPX Kayex (“Kayex”)	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. (“Tianyu”)	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. (“Weil-McLain Shandong”)	Q4 2012	Q4 2012
SPX Service Solutions (“Service Solutions”)	Q1 2012	Q4 2012

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 to “Loss on disposition of discontinued operations, net of tax” during the first quarter of 2013, with such loss associated primarily with severance costs and asset impairment charges.

Tianyu — Sold for cash consideration of one Chinese Yuan (“CNY”) (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, during the fourth quarter of 2012 of $1.8.

Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, during the fourth quarter of 2012 of $2.2. During the first quarter of 2013, we reduced the net gain by $0.4 associated with the working capital settlement.

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the first quarter of 2013, we reduced the net gain by $1.3 associated primarily with revisions to the income tax liabilities related to the sale.

In addition to the businesses discussed above, we recognized net losses of $1.4 and $0.3 during the three months ended March 30, 2013 and March 31, 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 period.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement with the buyers, an arbitration or other dispute-resolution process. Final agreement of the working capital figures with the buyers for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the first three months of 2013 and 2012, income (loss) from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 30,	March 31,
	2013	2012
Income (loss) from discontinued operations	$(6.0)	$7.0
Income tax provision	(1.4)	(2.5)
Income (loss) from discontinued operations, net of tax	$(7.4)	$4.5

For the first three months of 2013 and 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 30,	March 31,
	2013	2012
Revenues	$4.2	$237.9
Pre-tax income (loss)	(3.5)	7.5

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established the Shanghai Electric JV, a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of CNY 96.7, with CNY 51.5 received in January 2012, CNY 25.8 received in December 2012, and the remaining CNY payment contingent upon the joint venture achieving defined sales order volumes. Final approval for the transaction was not received until January 13, 2012. We determined that this transaction met the deconsolidation criteria of the Codification, and, thus, recorded a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. We recorded the net gain associated with this transaction of $20.5 in the first quarter of 2012, with such gain included in “Other income, net.”

(4)                                 INFORMATION ON REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world.  Many of our products and innovative solutions play a role in helping to meet rising global demand for power and energy and processed foods and beverages, particularly in emerging markets.  Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil and gas processing, power transformers used by utility companies, and cooling systems for power plants.

We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting topic of the Codification, have been combined within our “All Other” category, which we refer to as Industrial Products and Services and Other. This “All Other” category is composed of eight operating segments, with the majority of these operating segments serving industrial end-markets. Industrial Products and Services and Other is not considered a reportable segment.

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

Flow Technology Reportable Segment

Our Flow Technology reportable segment designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation and turnkey projects as well as comprehensive aftermarket support services. Primary offerings include engineered pumps, valves, mixers, heat exchangers, and dehydration and filtration technologies. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

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

Industrial Products and Services and Other

Industrial Products and Services and Other comprises operating segments that design, manufacture and market power systems, industrial tools and hydraulic units, precision machine components for the aerospace industry, television, radio and cell phone and data transmission broadcast antenna systems, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers. These operating segments continue to focus on global expansion opportunities.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments, including the results of Seital from the date of its acquisition, were as follows:

	Three months ended
	March 30,	March 31,
	2013	2012
Revenues: (1)
Flow Technology reportable segment	$613.0	$628.1
Thermal Equipment and Services reportable segment	305.1	320.1
Industrial Products and Services and Other	215.6	205.3
Total revenues	$1,133.7	$1,153.5

Income:
Flow Technology reportable segment	$55.0	$46.4
Thermal Equipment and Services reportable segment	1.7	10.6
Industrial Products and Services and Other	25.7	26.0
Total income for reportable and other operating segments	82.4	83.0

Corporate expense	(30.9)	(32.4)
Pension and postretirement expense	(6.2)	(9.1)
Stock-based compensation expense	(20.3)	(21.8)
Impairment of intangible assets	(2.0)	—
Special charges, net	(0.4)	(2.4)
Consolidated operating income	$22.6	$17.3

(1)                             Under the percentage of completion method, we recognized revenues of $342.7 and $375.3 in the three months ended March 30, 2013 and March 31, 2012, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $371.5 and $359.7 as of March 30, 2013 and December 31, 2012, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $241.0 and $248.6 as of March 30, 2013 and December 31, 2012, respectively. The March 30, 2013 balance is reported as a component of “Accrued expenses” in the condensed consolidated balance sheet. The December 31, 2012 balance includes $248.4 reported as a component of “Accrued expenses” and $0.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three months ended March 30, 2013 and March 31, 2012 are summarized and described in more detail below:

	Three months ended
	March 30,	March 31,
	2013	2012
Flow Technology reportable segment	$(0.6)	$1.3
Thermal Equipment and Services reportable segment	0.5	0.2
Industrial Products and Services and Other	—	0.1
Corporate	0.5	0.8
Total	$0.4	$2.4

Flow Technology reportable segment — The credit for the three months ended March 30, 2013 related primarily to a revision of the accruals for certain prior year restructuring initiatives. Charges for the three months ended March 31, 2012 related primarily to costs associated with the initial integration of Clyde Union, costs related to the reorganization of the segment’s systems business, and asset impairment charges of $0.3.

Thermal Equipment and Services reportable segment— Charges for the three months ended March 30, 2013 related primarily to costs associated with finalization of an expense reduction initiative that commenced in 2012. Charges for the three months ended March 31, 2012 related primarily to severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL.

Industrial Products and Services and Other — Charges for the three months ended March 31, 2012 related primarily to costs associated with the finalization of an expense reduction initiative originally implemented by our broadcast antenna systems business during 2011.

Corporate — Charges for the three months ended March 30, 2013 related to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.  Charges for the three months ended March 31, 2012 related primarily to costs associated with consolidating certain corporate functions, our legal entity reduction initiative and an asset impairment charge of $0.2.

Expected charges still to be incurred under plans approved as of March 30, 2013 are less than $1.0.

The following is an analysis of our restructuring and integration liabilities for the three months ended March 30, 2013 and March 31, 2012:

	Three months ended
	March 30,	March 31,
	2013	2012
Balance at beginning of period	$16.4	$11.0
Special charges — cash (1)	(0.2)	1.9
Utilization — cash	(6.6)	(6.4)
Currency translation adjustment and other	(0.1)	0.1
Balance at end of period	$9.5	$6.6

(1)                                 The three months ended March 30, 2013 and March 31, 2012 exclude $0.6 and $0.5, respectively, of non-cash charges that did not impact the restructuring and integration related liabilities.

(6)                                 INVENTORIES, NET

Inventories, net, comprised the following:

	March 30,	December 31,
	2013	2012
Finished goods	$157.5	$131.1
Work in process	185.0	186.0
Raw material and purchased parts	266.5	261.1
Total FIFO cost	609.0	578.2
Excess of FIFO cost over LIFO inventory value	(23.2)	(22.6)
Total inventories, net	$585.8	$555.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 21% and 19% of total inventory at March 30, 2013 and December 31, 2012, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $4.2 and $4.1 at March 30, 2013 and December 31, 2012, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		resulting from		Currency
	December 31,	business		Translation	March 30,
	2012	combinations	Impairments	and other	2013
Flow Technology reportable segment
Gross goodwill	$1,114.6	$—	$—	$(24.2)	$1,090.4
Accumulated impairments	—	—	—	—	—
Goodwill	1,114.6	—	—	(24.2)	1,090.4

Thermal Equipment and Services reportable segment
Gross goodwill	563.7	—	—	(6.4)	557.3
Accumulated impairments	(395.7)	—	—	1.9	(393.8)
Goodwill	168.0	—	—	(4.5)	163.5

Industrial Products and Services and Other
Gross goodwill	453.0	—	—	(3.8)	449.2
Accumulated impairments	(161.6)	—	—	2.9	(158.7)
Goodwill	291.4	—	—	(0.9)	290.5

Total
Gross goodwill	2,131.3	—	—	(34.4)	2,096.9
Accumulated impairments	(557.3)	—	—	4.8	(552.5)
Goodwill	$1,574.0	$—	$—	$(29.6)	$1,544.4

Other Intangibles

Identifiable intangible assets comprised the following:

	March 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$8.5	$(8.1)	$0.4	$8.6	$(8.0)	$0.6
Technology	186.9	(43.4)	143.5	190.5	(41.7)	148.8
Customer relationships	401.3	(66.9)	334.4	420.6	(63.6)	357.0
Other	28.4	(16.4)	12.0	33.4	(18.0)	15.4
	625.1	(134.8)	490.3	653.1	(131.3)	521.8
Trademarks with indefinite lives	427.5	—	427.5	440.6	—	440.6
Total	$1,052.6	$(134.8)	$917.8	$1,093.7	$(131.3)	$962.4

Estimated annual amortization expense related to these intangible assets is $23.5 for the remainder of 2013, $30.6 in 2014, $30.2 in 2015, $29.9 in 2016 and $29.9 in 2017.

At March 30, 2013, the net carrying value of intangible assets with determinable lives consisted of $430.1 in the Flow Technology reportable segment, $50.7 in the Thermal Equipment and Services reportable segment and $9.5 in Industrial Products and Services and Other. Trademarks with indefinite lives consisted of $278.8 in the Flow Technology reportable segment, $125.8 in the Thermal Equipment and Services reportable segment and $22.9 in Industrial Products and Services and Other.

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

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, which is highly dependent on an improvement in project profitability and order rates as well as the appropriate cost structure, we may be required to record a material impairment charge in a future period related to Clyde Union’s goodwill.  Clyde Union’s goodwill totaled $371.0 at March 30, 2013.

In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first three months of 2013 and 2012:

	Three months ended
	March 30,	March 31,
	2013	2012
Balance at beginning of period	$60.6	$56.3
Provisions	7.2	5.6
Usage	(9.8)	(8.2)
Balance at end of period	58.0	53.7
Less: Current portion of warranty	47.9	44.1
Non-current portion of warranty	$10.1	$9.6

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended
	March 30,	March 31,
	2013	2012
Service cost	$1.8	$2.3
Interest cost	12.0	13.5
Expected return on plan assets	(18.7)	(15.9)
Amortization of unrecognized losses	9.0	6.9
Amortization of unrecognized prior service credits	—	(0.1)
Curtailment loss	—	0.1
Total net periodic pension benefit expense	$4.1	$6.8

Foreign Pension Plans

	Three months ended
	March 30,	March 31,
	2013	2012
Service cost	$0.7	$0.7
Interest cost	3.3	3.6
Expected return on plan assets	(4.4)	(4.2)
Amortization of unrecognized losses	0.7	0.4
Total net periodic pension benefit expense	0.3	0.5
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	(0.3)
Net periodic pension benefit expense of continuing operations	$0.1	$0.2

Postretirement Plans

	Three months ended
	March 30,	March 31,
	2013	2012
Service cost	$0.1	$0.1
Interest cost	1.2	1.4
Amortization of unrecognized losses	1.1	1.0
Amortization of unrecognized prior service credits	(0.4)	(0.4)
Net periodic postretirement benefit expense	$2.0	$2.1

Employer Contributions

During the first quarter of 2013, we made contributions to our domestic and foreign pension plans of approximately $8.0, of which $0.4 related to businesses that have been disposed of and classified as discontinued operations.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we announced our intention to make discretionary contributions to our qualified pension plans of approximately $250.0 in 2013.  In April of 2013, we made contributions of approximately $275.0 to our qualified pension plans, $250.0 of which were discretionary. These contributions will result in a reduction of our annual pension expense for 2013 of $12.5, including $3.1 during the first quarter of 2013. We will include these contributions as a deduction in our 2012 domestic income tax returns, resulting in a reduction to “Income taxes payable” and a corresponding increase to “Deferred and other income taxes” of approximately $95.0.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2013:

	December 31, 2012	Borrowings	Repayments	Other (3)	March 30, 2013
Domestic revolving loan facility	$—	$—	$—	$—	$—
Foreign revolving loan facility	—	—	—	—	—
Term loan	475.0	—	—	—	475.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (1)	—	10.0	(10.0)	—	—
Other indebtedness (2)	117.0	0.9	(5.6)	3.4	115.7
Total debt	1,692.0	$10.9	$(15.6)	$3.4	1,690.7
Less: short-term debt	33.4				30.7
Less: current maturities of long-term debt	8.7				8.5
Total long-term debt	$1,649.9				$1,651.5

(1)                                 As of March 30, 2013, we could borrow under this arrangement, on a continuous basis, up to $130.0, as available. At March 30, 2013, we had $48.8 of available borrowing capacity under this facility. On April 17, 2013, we amended this arrangement to reduce the total borrowing capacity from $130.0 to $80.0.

(2)                                 Primarily included balances under a purchase card program of $26.1 and $27.9 and capital lease obligations of $78.2 and $82.3 at March 30, 2013 and December 31, 2012, respectively.

(3)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

Our senior credit facilities provide for committed senior secured financing of $2,275.0, consisting of the following (each with a final maturity of June 30, 2016):

•                  A term loan of $475.0;

•                  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

•                  A global revolving credit facility, available for loans in U.S. Dollars, Euros, GBP and other currencies in an aggregate principal amount up to the equivalent of $300.0;

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

The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

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

Our senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees or advances, make restricted junior payments, including dividends, redemptions of capital stock and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. We do not expect these covenants to restrict our liquidity, financial condition or access to capital resources in the foreseeable future. Our senior credit facilities also contain customary representations, warranties, affirmative covenants and events of default.

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

At March 30, 2013, we had $66.2 and $732.2 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $3.8 of letters of credit outstanding under separate arrangements in China, India and South Africa.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.36% at March 30, 2013.

At March 30, 2013, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.  In addition, we were in compliance with all covenant provisions of our senior notes as of March 30, 2013.

(11)         FINANCIAL INSTRUMENTS

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, South African Rand, CNY and GBP.

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

We had FX forward contracts with an aggregate notional amount of $602.3 and $107.3 outstanding as of March 30, 2013 and December 31, 2012, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. In March of 2013, we entered into FX forward contracts with an aggregate notional value of $479.0 to hedge a significant portion of our net investment in a foreign subsidiary. We also had FX embedded derivatives with an aggregate notional amount of $80.0 and $96.3 at March 30, 2013 and December 31, 2012, respectively. The unrealized gain (loss), net of taxes, recorded in AOCI related to FX forward contracts was $1.1 and $(3.4) as of March 30, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $2.6 of an unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At March 30, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 4.1 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.1 as of March 30, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended March 30, 2013 and March 31, 2012 related to the ineffectiveness of these hedges was not material.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at March 30, 2013 and December 31, 2012, respectively:

	March 30, 2013			December 31, 2012
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities
FX Forward Contracts:
Counterparty A	$3.0	$(0.5)	$2.5	$0.2	$(0.3)	$(0.1)
Counterparty B	4.7	(0.6)	4.1	0.1	(0.2)	(0.1)
Totals (1)	$7.7	$(1.1)	$6.6	$0.3	$(0.5)	$(0.2)

Commodity Contracts:
Counterparty A (2)	$—	$(0.9)	$(0.9)	$0.3	$(0.1)	$0.2

(1)                                 We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our balance sheets are as follows:

	March 30,	December 31,
	2013	2012
Designated as hedging instruments:
Other current assets	$6.9	$0.1
Accrued expenses	—	(0.3)
	6.9	(0.2)

Not designated as hedging instruments:
Other current assets	(0.3)	0.1
Accrued expenses	—	(0.1)
	(0.3)	—
Net fair value of FX forward contracts in balance sheets	$6.6	$(0.2)

(2)                                 Related contracts are designated as hedging instruments. Net amounts at March 30, 2013 and December 31, 2012 are recorded in “Accrued expenses” and “Other Current Assets,” respectively.

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of March 30, 2013 and December 31, 2012:

	March 30,	December 31,
Balance Sheet Classification	2013	2012
Other current assets	$0.8	$0.3
Accrued expenses	(5.9)	(0.9)
Other long-term liabilities	(2.2)	(9.8)
	$(7.3)	$(10.4)

The following summarizes the effects of derivative financial instruments in cash flow hedging relationships on AOCI and the condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012:

	Amount of gain (loss)			Amount of gain (loss)
	recognized in AOCI,			reclassified from AOCI to
	pre-tax (1)		Classification of gain (loss)	income, pre-tax (1)
	2013	2012	reclassified from AOCI	2013	2012
FX forward contracts	$6.9	$—	Cost of products sold	$(0.6)	$0.5
Commodity contracts	(1.0)	1.0	Cost of products sold	—	(0.6)
	$5.9	$1.0		$(0.6)	$(0.1)

(1)                                 Losses of $0.1 relating to derivative ineffectiveness and amounts excluded from effectiveness testing were recognized during the first quarter of 2012 in “Other income, net”.

The following summarizes the effect of derivative financial instruments not designated as cash flow hedging relationships on the condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012:

	Classification of gain (loss)	Amount of gain (loss) recognized in income
	recognized in income	2013	2012
FX forward contracts	Other income, net	$(3.0)	$0.7
FX embedded derivatives	Other income, net	3.1	(2.9)
		$0.1	$(2.2)

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted earnings per share:

	Three months ended
	March 30,	March 31,
	2013	2012
Weighted-average number of common shares used in basic earnings per share	46.418	50.613
Dilutive securities — employee stock options, restricted stock shares and restricted stock units	1.032	0.846
Weighted-average number of common shares and dilutive securities used in diluted earnings per share	47.450	51.459

All stock options were included in the computation of diluted earnings per share for the three months ended March 30, 2013. The total number of stock options that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of common shares was 0.005 for the three months ended March 31, 2012. The total number of unvested restricted stock shares and restricted stock units that were not included in the computation of diluted earnings per share because required market thresholds for vesting (as discussed below) were not met was 0.225 and 0.247 at March 30, 2013 and March 31, 2012, respectively.

Stock-based Compensation

Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, up to 3.123 shares of our common stock were available for grant at March 30, 2013. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units or granting of restricted stock. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

During the three months ended March 30, 2013 and March 31, 2012, we classified excess tax benefits from stock-based compensation of $5.8 and $2.9, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other” within our condensed consolidated statements of cash flows.

Restricted stock or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee’s termination. A substantial portion of the restricted stock and restricted stock unit awards vest based on performance thresholds, while the remaining portion vest based on the passage of time since grant date.

Each eligible employee received a target performance award in 2013 in which the employee can earn between 25% and 125% of the target award in the event the award meets the required vesting criteria. Vesting for the 2013 target performance awards is based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over the three-year period ending December 31, 2015.

Each eligible non-officer employee also received an award in 2013 that vests ratably over three years, subject only to the passage of time. Officers received awards that vest ratably over three years, subject to an internal performance metric.

Vesting for the 2012 and 2011 performance awards is based on the SPX shareholder return versus the S&P 500 Composite Index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 Composite Index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 Composite Index for the prior year, the one-third portion of the grant associated with that year will vest. If SPX outperforms the S&P 500 Composite Index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest.

We grant restricted stock to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2002 Stock Compensation Plan. Under the Directors’ Plan, up to 0.017 shares of our common stock were available for grant at March 30, 2013. The 2012 and 2011 restricted stock grants to the non-employee directors have a three-year vesting period based on SPX shareholder return versus the S&P 500 Composite Index, and are subject to the same company performance thresholds as the employee 2012 and 2011 awards described above. There were no grants under the Directors’ Plan in the three months ended March 30, 2013.

Restricted stock and restricted stock units that do not vest within the three-year vesting period are forfeited.

Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business on the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004. All outstanding options are vested as of March 30, 2013.

The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. There was no stock option expense for the three months ended March 30, 2013 or March 31, 2012. Compensation expense within income from continuing operations related to restricted stock and restricted stock units totaled $20.3 and $21.8 for the three months ended March 30, 2013 and March 31, 2012, respectively, with the related tax benefit being $7.3 and $8.2 for the periods ended March 30, 2013 and March 31, 2012, respectively.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on January 2, 2013 and January 3, 2012:

				Correlation between total
	Annual expected			shareholder return for SPX
	stock price	Annual expected	Risk-free	and the applicable S&P
	volatility	dividend yield	interest rate	Composite Index
January 2, 2013:
SPX Corporation	36.3%	1.40%	0.37%	0.7778
S&P Composite 1500 Industrials Index	22.4%	n/a	0.37%
January 3, 2012:
SPX Corporation	44.3%	1.60%	0.44%	0.7365
S&P 500 Composite Index	23.1%	n/a	0.44%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the three-year treasury yield curve rate as of the grant date.

Restricted Stock and Restricted Stock Unit Awards

The following table summarizes the restricted stock and restricted stock unit activity from December 31, 2012 through March 30, 2013:

		Weighted-Average
	Unvested Restricted Stock	Grant-Date Fair
	and Restricted Stock Units	Value Per Share
Outstanding at December 31, 2012	1.935	$54.70
Granted	0.560	60.20
Vested	(0.688)	53.87
Forfeited	(0.243)	50.19
Outstanding at March 30, 2013	1.564	57.73

As of March 30, 2013, there was $33.2 of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.2 years.

Stock Options

The following table shows stock option activity from December 31, 2012 through March 30, 2013:

		Weighted-
		Average Exercise
	Shares	Price
Options outstanding and exercisable at December 31, 2012	0.013	$62.45
Exercised	(0.001)	38.57
Terminated	(0.004)	85.36
Options outstanding and exercisable at March 30, 2013	0.008	52.00

The weighted-average remaining term, in years, of stock options outstanding and exercisable at March 30, 2013 was 0.9. All options exercisable on March 30, 2013 are in-the-money. Aggregate intrinsic value (market value of stock less the option exercise price) represents the total pre-tax intrinsic value, based on our closing stock price on March 30, 2013, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The aggregate intrinsic value  of the options outstanding and exercisable at March 30, 2013 was $0.2. The aggregate intrinsic value of options exercised during the first three months of 2013 was $0.02, while the related amount for the first three months of 2012 was $4.9.

Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended

March 30, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available- for-Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$298.1	$(3.3)	$(3.1)	$(520.6)	$(228.9)
Other comprehensive income (loss) before reclassifications	(87.2)	3.6	(0.5)	2.0	(82.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.4	—	6.5	6.9
Current-period other comprehensive loss	(87.2)	4.0	(0.5)	8.5	(75.2)
Balance at end of period	$210.9	$0.7	$(3.6)	$(512.1)	$(304.1)

(1)                       Net of tax benefit of $2.5 as of December 31, 2012.

(2)                       Net of tax benefit of $315.0 and $318.5 as of March 30, 2013 and December 31, 2012, respectively. Includes $5.0 and $3.8 related to our share of the pension liability adjustment for EGS as of March 30, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the three months ended March 30, 2013:

	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$0.6	Cost of products sold
Commodity contracts	—	Cost of products sold
Pre-tax	0.6
Income taxes	(0.2)
	$0.4

Amortization of pension and postretirement items:
Unrecognized losses and prior service credits	$4.7	Cost of products sold
Unrecognized losses and prior service credits	5.7	Selling, general and administrative
Pre-tax	10.4
Income taxes	(3.9)
	$6.5

Common Stock in Treasury

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During 2012, we repurchased 3.606 shares of our common stock for $245.6, including $43.2 of repurchases during the first quarter of 2012.  During January of 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases authorized under the trading plan.  During March of 2013, we repurchased 0.333 shares of our common stock on the open market for $27.0.

During the three months ended March 30, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $13.6 and increased by $9.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the three months ended March 31, 2012, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.8 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during the first quarters of 2013 and 2012 were $0.25 per share and totaled $11.4 and $12.8, respectively. First quarter dividends were paid on April 2, 2013 and April 3, 2012.

Changes in Equity

A summary of the changes in equity for the three months ended March 30, 2013 and March 31, 2012 is provided below:

	March 30, 2013			March 31, 2012
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,268.7	$11.3	$2,280.0	$2,227.3	$10.0	$2,237.3
Net income (loss)	2.3	1.3	3.6	13.5	(0.7)	12.8
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $2.5 and $0.5 for the three months ended March 30, 2013 and March 31, 2012, respectively	4.0	—	4.0	0.6	—	0.6
Net unrealized gains (losses) on available-for-sale securities	(0.5)	—	(0.5)	2.8	—	2.8
Pension liability adjustment, net of tax provision of $3.5 and $1.8 for the three months ended March 30, 2013 and March 31, 2012, respectively	8.5	—	8.5	2.7	—	2.7
Foreign currency translation adjustments	(87.2)	(0.6)	(87.8)	58.8	0.3	59.1
Total comprehensive income (loss), net	(72.9)	0.7	(72.2)	78.4	(0.4)	78.0
Dividends declared	(11.4)	—	(11.4)	(12.8)	—	(12.8)
Exercise of stock options and other incentive plan activity, including related tax benefit of $5.8 and $3.0 for the three months ended March 30, 2013 and March 31, 2012, respectively	10.1	—	10.1	13.2	—	13.2
Amortization of restricted stock and restricted stock unit grants, including $0.5 relating to discontinued operations for the three months ended March 31, 2012	20.3	—	20.3	22.3	—	22.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	(20.5)	—	(20.5)	(4.3)	—	(4.3)
Common stock repurchases	(131.4)	—	(131.4)	(43.2)	—	(43.2)
Other changes in noncontrolling interests	—	(0.2)	(0.2)	—	(0.1)	(0.1)
Equity, end of period	$2,062.9	$11.8	$2,074.7	$2,280.9	$9.5	$2,290.4

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $550.3 (including $503.5 for risk management matters) and $548.6 (including $501.3 for risk management matters) at March 30, 2013 and December 31, 2012, respectively. Of these amounts, $497.6 and $497.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 30, 2013 and December 31, 2012, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $432.8 and $430.6 at March 30, 2013 and December 31, 2012, respectively, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 94 sites (95 sites at December 31, 2012) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites at March 30, 2013 and December 31, 2012 at which the liability has not been settled, and only 6 sites at March 30, 2013 and December 31, 2012 of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

Collaborative Arrangements

Collaborative arrangements are defined as a contractual arrangement in which the parties are (1) active participants to the arrangements and (2) exposed to significant risks and rewards that depend on the commercial success of the endeavor. Costs incurred and revenues generated from transactions with third parties are required to be reported by the collaborators on the appropriate line item in their respective statements of operations.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of March 30, 2013, our share of the aggregate contract value on open consortium arrangements was $257.3 (of which approximately 64% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $721.7. As of December 31, 2012, our share of the aggregate contract value on open consortium arrangements was $264.4 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $740.9. We recorded liabilities of $1.5 at both March 30, 2013 and December 31, 2012, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Uncertain Tax Positions

As of March 30, 2013, we had gross unrecognized tax benefits of $73.8 (net unrecognized tax benefits of $37.7). Of these net unrecognized tax benefits, $37.2, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 30, 2013, gross accrued interest excluded from the amounts above totaled $8.0 (net accrued interest of $5.8). There were no significant penalties recorded during the three months ended March 30, 2013 or March 31, 2012.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $10.0 to $15.0.

Other Tax Matters

For the three months ended March 30, 2013, we recorded an income tax benefit of $4.2 on $6.8 of pre-tax income from continuing operations, resulting in an effective tax rate of (61.8)%.  This compares to an income tax provision for the three months ended March 31, 2012 of $13.1 on $21.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 61.2%.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law (the “Act”).  Certain provisions of the Act that will benefit our 2012 U.S. federal income tax return, including the Research and Experimentation Credit, could not be recognized in our 2012 financial results (as we recognize tax law changes in the period of enactment) and instead have been reflected in our financial results for the quarter.  As a result of the Act, we recorded a tax benefit of $3.2 during the three months ended March 30, 2013 associated with the Research and Experimentation Credit generated in 2012.  In addition, we recorded an income tax benefit of $2.0 related to various foreign tax credits. The effective income tax rate for the three months ended March 31, 2012 was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for tax purposes.

We perform reviews of our income tax positions on a continual basis and accrue for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes topic of the Codification. Accruals for these uncertain tax positions are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

The IRS concluded its audit of our 2008 and 2009 federal income tax returns, which did not result in tax liabilities that materially differed from the accruals previously established. During 2012, the IRS initiated an audit of our 2010 and 2011 federal income tax returns. With regard to this audit, we believe any contingencies are adequately provided for.

State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeal or litigation. We believe any uncertain tax positions related to these examinations have been adequately provided for.

We have various foreign income tax returns under examination. The most significant of these examinations is in Denmark for the 2006 to 2010 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not yet reached the final stages of the appeals process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

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

There were no changes during the three months ended March 30, 2013 and March 31, 2012 to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three months ended March 30, 2013 and March 31, 2012.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Derivative Financial Instruments

Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and commodity contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

As of March 30, 2013, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Our available-for-sale securities include equity investments traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.1 and $3.6 at March 30, 2013 and December 31, 2012, respectively.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At March 30, 2013 and December 31, 2012, these assets had a fair value of $7.3 and $7.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 30, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$7.4	$—
Noncurrent assets — Investment in equity securities	3.1	—	7.3
Current liabilities — FX embedded derivatives and commodity contracts	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.2	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$0.7	$—
Noncurrent assets — Investment in equity securities	3.6	—	7.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.3	—
Other long-term liabilities — FX embedded derivatives	—	9.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 30, 2013 and March 31, 2012, including net unrealized gains (losses) recorded to earnings.

	Three months ended
	March 30, 2013	March 31, 2012
Balance at beginning of period	$7.5	$7.8
Unrealized gains (losses) recorded to earnings	(0.2)	0.4
Balance at end of period	$7.3	$8.2

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of March 30, 2013 and December 31, 2012 were as follows:

	March 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,100.0	$1,214.0	$1,100.0	$1,217.8
Term loan	475.0	475.0	475.0	475.0
Other indebtedness	37.5	37.5	34.7	34.7

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•                  The fair value of the senior notes and term loan was determined using Level 2 inputs within the fair value hierarchy and was based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•                  The fair value of our other indebtedness approximates carrying value due primarily to the short-term nature of the related instruments.

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of March 30, 2013, we did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three months ended March 30, 2013 totaled $1,133.7 compared to $1,153.5 for the prior year period.  Income attributable to our reportable and other operating segments and operating income totaled $82.4 and $22.6, respectively, during the three months ended March 30, 2013, compared to $83.0 and $17.3, respectively, for the prior year period.  Cash flows used in operations (associated with continuing operations), which historically have been negative during the first quarter, were $57.2 for the three months ended March 30, 2013, compared to $187.2 for the prior year period.  Items of note that impacted our first quarter 2013 financial performance were as follows:

•                  On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors.  During 2012, we repurchased 3.606 shares of our common stock for $245.6, including $43.2 of repurchases during the first quarter of 2012.  During January 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases authorized under the trading plan.

•                  During March of 2013, we repurchased 0.333 shares of our common stock on the open market for $27.0.

•                  During the first quarter of 2013, we closed our crystal growing business (“Kayex”).  We have reported Kayex, for all periods presented, as a discontinued operation in our condensed consolidated financial statements.  In connection with the closure, we recorded a loss, net of taxes, of $2.1 to “Loss on disposition of discontinued operations, net of tax” during the first quarter of 2013, with such loss associated primarily with severance costs and asset impairment charges.

•                  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we announced our intention to make discretionary contributions to our qualified pension plans of approximately $250.0 in 2013.  These contributions will result in a reduction of our annual pension expense for 2013 of $12.5, including $3.1 during the first quarter of 2013.

•                  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law (the “Act”).  Certain provisions of the Act that will benefit our 2012 U.S. federal income tax return, including the Research and Experimentation Credit, could not be recognized in our 2012 financial results (as we recognize tax law changes in the period of enactment) and instead have been reflected in our financial results for the quarter. As a result of the Act, we recorded a tax benefit during the three months ended March 30, 2013 of $3.2 associated with the Research and Experimentation Credit generated in 2012.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2013 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. We had two fewer days in the first quarter of 2013 and will have one more day in the fourth quarter of 2013 than in the respective 2012 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers, food and beverage systems and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovations and price. These methods vary with the type of product sold. We believe we can compete effectively on the basis of each of these factors.

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 30, 2013 and March 31,

2012, respectively, including the components of net revenue decline:

	Three months ended
	March 30,	March 31,
	2013	2012	% Change
Revenues	$1,133.7	$1,153.5	(1.7)
Gross profit	301.2	299.9	0.4
% of revenues	26.6%	26.0%
Selling, general and administrative expense	268.0	271.5	(1.3)
% of revenues	23.6%	23.5%
Intangible amortization	8.2	8.7	(5.7)
Impairment of intangible assets	2.0	—	*
Special charges, net	0.4	2.4	(83.3)
Other income, net	2.2	21.8	(89.9)
Interest expense, net	(27.1)	(27.2)	(0.4)
Equity earnings in joint ventures	9.1	9.5	(4.2)
Income from continuing operations before income taxes	6.8	21.4	(68.2)
Income tax (provision) benefit	4.2	(13.1)	*
Income from continuing operations	11.0	8.3	32.5

Components of consolidated revenue decline:
Foreign currency			(2.0)
Acquisitions			0.3
Net revenue decline			(1.7)

*                               Not meaningful for comparison purposes.

Revenues — For the three months ended March 30, 2013, the decrease in revenues, compared to the respective 2012 period, was due to the impact of a stronger U.S. dollar during the period. Organic revenue for the period was impacted favorably by an increase in sales into the oil and gas end-markets served by our Flow Technology reportable segment, an increase in sales of residential boilers in support of Hurricane Sandy rebuilding efforts, and an increase in power transformer sales volumes. These increases in organic revenue were offset by a decrease in sales of cooling and thermal products in South Africa and the impact of two large contracts within our Flow Technology reportable segment that contributed $17.0 of revenues during the first quarter of 2012 that were not repeated in the first quarter of 2013.

Gross Profit — Despite the decline in revenues during the three months ended March 30, 2013, gross profit during the period, when compared to the respective period in 2012, increased primarily as a result of a charge of $6.2 recorded during the first quarter of 2012 associated with the excess fair value (over historical cost) of inventory sold during that quarter that had been acquired in the December 2011 Clyde Union transaction.  In addition, gross profit as a percentage of revenues for the three months ended March 30, 2013 was impacted by the following, compared to the respective period in 2012:

•                  Improved execution within the European and U.S. operations of our Flow Technology reportable segment during the first quarter of 2013;

•                  An increase in gross profit margin within our power transformer business associated with additional cost absorption resulting from increased sales volumes and improved operational execution; and

•                  Additional cost absorption within our residential boiler business associated with increased sales volumes.

These increases in gross profit as a percentage of revenues were offset partially by the following:

•                  Charges of $4.5 associated with changes in cost estimates for certain legacy contracts at Clyde Union; and

•                  Lower cost absorption within our cooling and thermal products businesses associated with volume declines.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended March 30, 2013, the decrease in SG&A expense was due primarily to a decrease in pension expense of $1.6 (overall decrease in pension expense of $2.9, with $1.3 of the decrease reflected in cost of goods sold) and corporate expenses of $1.5.

Intangible Amortization — For the three months ended March 30, 2013, the decrease in intangible amortization was due primarily to certain intangible assets becoming fully amortized during the second half of 2012.

Impairment of Intangible Assets — In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net— Special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative facilities and functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2013 and 2012.

Other Income, net — Other income, net, for the three months ended March 30, 2013 was composed primarily of gains on currency forward embedded derivatives (“FX embedded derivatives”) of $3.1 and investment earnings of $2.1, partially offset by losses on foreign currency forward contracts (“FX forward contracts”) of $3.0.

Other income, net, for the three months ended March 31, 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling products business in China, investment earnings of $5.4, and gains of $0.6 associated with an increase in the fair value of our FX forward contracts. These amounts were offset partially by charges of $2.9 associated with our FX embedded derivatives and foreign currency transaction losses of $2.9. See Note 3 to our condensed consolidated financial statements for additional details on the deconsolidation of our dry cooling products business in China and the related formation of the Shanghai Electric joint venture.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. Refer to the discussion of Liquidity and Financial Condition in our 2012 Annual Report on Form 10-K for details pertaining to our 2012 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and Subsidiaries (“EGS”), as earnings from this investment totaled $9.2 and $9.3 during the three months ended March 30, 2013 and March 31, 2012, respectively.

Income Tax (Provision) Benefit — For the three months ended March 30, 2013, we recorded an income tax benefit of $4.2 on $6.8 of pre-tax income from continuing operations, resulting in an effective tax rate of (61.8)%. This compares to an income tax provision for the three months ended March 31, 2012 of $13.1 on $21.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 61.2%. The effective tax rate for the first quarter of 2013 was impacted by an income tax benefit of $3.2 related to the Research and Experimentation Credit generated in 2012 and a benefit of $2.0 related to various foreign tax credits. The income tax provision for the first quarter of 2012 was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling products business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes.

RESULTS OF DISCONTINUED OPERATIONS

As part of our operating strategy, we regularly review potential divestitures, some of which are or may be material.

We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group or we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months.

The following businesses met these requirements and therefore have been reported as discontinued operations for the periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
SPX Kayex (“Kayex”)	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. (“Tianyu”)	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. (“Weil-McLain Shandong”)	Q4 2012	Q4 2012
SPX Service Solutions (“Service Solutions”)	Q1 2012	Q4 2012

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 to “Loss on disposition of discontinued operations, net of tax” during the first quarter of 2013, with such loss associated primarily with severance costs and asset impairment charges.

Tianyu — Sold for cash consideration of one Chinese Yuan (“CNY”) (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, during the fourth quarter of 2012 of $1.8.

Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, during the fourth quarter of 2012 of $2.2.  During the first quarter of 2013, we reduced the net gain by $0.4 as a result of the working capital settlement.

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the first quarter of 2013, we reduced the net gain by $1.3 associated primarily with revisions to the income tax liabilities related to the sale.

In addition to the business discussed above, we recognized net losses of $1.4 and $0.3 during the first quarter of 2013 and 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 period.

The final sales price for certain of the divested businesses is subject to adjustment based on working capital existing at the respective closing dates. The working capital figures are subject to agreement with the buyers or, if we cannot come to agreement with the buyers, an arbitration or other dispute-resolution process. Final agreement of the working capital figures with the buyers for certain of these transactions has yet to occur. In addition, changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. It is possible that the sales price and resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the first three months of 2013 and 2012, income (loss) from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 30,	March 31,
	2013	2012
Income (loss) from discontinued operations	$(6.0)	$7.0
Income tax provision	(1.4)	(2.5)
Income (loss) from discontinued operations, net of tax	$(7.4)	$4.5

For the first three months of 2013 and 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended
	March 30,	March 31,
	2013	2012
Revenues	$4.2	$237.9
Pre-tax income (loss)	(3.5)	7.5

RESULTS OF REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for additional details on our reportable and other operating segments.

Non-GAAP Measures— Throughout the following discussion of reportable and other operating segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non-GAAP Measures.”

Flow Technology Reportable Segment

	Three months ended
	March 30,	March 31,
	2013	2012	% Change
Revenues	$613.0	$628.1	(2.4)
Income	55.0	46.4	18.5
% of revenues	9.0%	7.4%	—
Components of revenue decline:
Organic decline			(1.7)
Foreign currency			(1.3)
Acquisitions			0.6
Net revenue decline			(2.4)

Revenues— For the three months ended March 30, 2013, the decrease in revenues, compared to the respective 2012 period, was due to organic revenue declines and a stronger U.S. dollar during the period.  The decline in organic revenue was due primarily to two large projects that contributed $17.0 of revenues during the first quarter of 2012 that were not repeated in the first quarter of 2013, partially offset by an increase in sales into the oil and gas end-markets.

Income — For the three months ended March 30, 2013, income and margin increased, compared to the respective 2012 period, due primarily to improved execution at our European and U.S. operations.  This was offset partially by charges of $4.5 associated with changes in cost estimates for certain legacy contracts at Clyde Union.  In addition, the first quarter of 2012 results included a charge of $6.2 associated with the excess fair value (over historical cost) of inventory sold during that quarter that had been acquired in the December 2011 Clyde Union transaction.

Thermal Equipment and Services Reportable Segment

	Three months ended
	March 30,	March 31,
	2013	2012	% Change
Revenues	$305.1	$320.1	(4.7)
Income	1.7	10.6	(84.0)
% of revenues	0.6%	3.3%
Components of revenue decline:
Organic decline			(0.2)
Foreign currency			(4.5)
Acquisitions			—
Net revenue decline			(4.7)

Revenues — For the three months ended March 30, 2013, the decrease in revenues, compared to the respective 2012 period, primarily was the result of the impact of a stronger U.S. dollar and a decline in organic revenue.  The decline in organic revenue was due to decreases in sales of cooling and thermal products in South Africa, largely offset by an increase in sales of residential boilers in support of Hurricane Sandy rebuilding efforts.

Income— For the three months ended March 30, 2013, income and margin decreased, compared to the respective 2012 period, primarily as a result of the organic revenue declines noted above and lower cost absorption within our cooling and thermal products businesses associated with volume declines, partially offset by additional cost absorption within our residential boiler business associated with the increased sales volumes noted above.

Industrial Products and Services and Other

	Three months ended
	March 30,	March 31,
	2013	2012	% Change
Revenues	$215.6	$205.3	5.0
Income	25.7	26.0	(1.2)
% of revenues	11.9%	12.7%
Components of revenue growth:
Organic growth			5.3
Foreign currency			(0.3)
Acquisitions			—
Net revenue growth			5.0

Revenues— For the three months ended March 30, 2013, the increase in revenues, compared to the respective 2012 period, was due to an increase in organic revenues related primarily to increased sales volumes of power transformers.

Income— For the three months ended March 30, 2013, the decrease in income and margin, compared to the respective 2012 period, was due primarily to a lower concentration of higher-margin communication technology sales, partially offset by additional cost absorption within our power transformer business resulting from increased sales volumes and improved operational execution.

Corporate and Other Expenses

	Three months ended
	March 30,	March 31,
	2013	2012	% Change
Total consolidated revenues	$1,133.7	$1,153.5	(1.7)
Corporate expense	30.9	32.4	(4.6)
% of revenues	2.7%	2.8%
Stock-based compensation expense	20.3	21.8	(6.9)
Pension and postretirement expense	6.2	9.1	(31.9)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the first quarter of 2013 and 2012 included costs of $2.1 and $3.2, respectively, associated with earnings during the respective periods on participant deferred compensation account balances.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three months ended March 30, 2013, compared to the respective period in 2012, was due primarily to a reduction in stock-based compensation associated with our executive officer group.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we announced our intention to make discretionary contributions to our qualified pension plans of approximately $250.0 in 2013.  These contributions will result in a reduction of our annual pension expense for 2013 of $12.5, including $3.1 during the first quarter of 2013. See Note 9 to our condensed consolidated financial statements for additional details on pension and postretirement expense for the first quarters of 2013 and 2012.

OUTLOOK

The following highlights our backlog as of March 30, 2013 and December 31, 2012, and the revenue and profit margin expectations for our reportable and other operating segments for 2013 based on information available at the time of this report.

Flow Technology reportable segment

In the first quarter of 2013, the segment experienced a revenue decrease of 2.4%, including an organic decline of 1.7%. For 2013, we are projecting full year revenues to increase between 1% and 5% as a result of organic revenue growth associated primarily with the power and energy and general industrial end-markets in the Americas and Europe and the food and beverage end-markets around the world. We are projecting margins to be between 11.6% and 12.0% for 2013, compared to 10.6% in 2012. The projected increase in margins in 2013 is due primarily to profitability improvements that are expected at Clyde Union, as well as within our businesses that serve the food and beverage and oil and gas end-markets. The segment had backlog of $1,337.2 and $1,360.0 as of March 30, 2013 and December 31, 2012, respectively. We expect to convert approximately 80% of the segment’s March 30, 2013 backlog to revenues during the remainder of 2013.

Thermal Equipment and Services reportable segment

In the first quarter of 2013, the segment experienced a revenue decrease of 4.7% including an organic decline of 0.2%. We are projecting revenues to decrease between 7% and 12% for the full year 2013, as we are not expecting the global power generation market to rebound in the near-term. We are projecting margins to be between 4.9% and 5.4% for 2013. We had backlog of $717.1 and $786.9 as of March 30, 2013 and December 31, 2012, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 60% of the segment’s March 30, 2013 backlog to revenues during the remainder of 2013. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services and Other

In the first quarter of 2013, this group of businesses experienced a revenue increase of 5.0%, including an organic revenue increase of 5.3%. We are projecting an increase in revenues of between 6% and 11% for the full year 2013, primarily as a result of increasing volumes for both medium and large power transformers. We are projecting margins to be between 13.6% and 14.1% for 2013. Backlog totaled $483.8 and $445.7 as of March 30, 2013 and December 31, 2012, respectively. We expect to convert approximately 73% of the March 30, 2013 backlog to revenues during the remainder of 2013.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 30, 2013 and March 31, 2012.

Cash Flow

	Three months ended
	March 30,	March 31,
	2013	2012
Continuing operations:
Cash flows used in operating activities	$(57.2)	$(187.2)
Cash flows used in investing activities	(19.4)	(43.8)
Cash flows from (used in) financing activities	(142.4)	63.9
Cash flows used in discontinued operations	(9.2)	(51.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.8)	5.0
Net change in cash and equivalents	$(229.0)	$(213.9)

Operating Activities— The decrease in cash flows used in operating activities during the three months ended March 30, 2013, as compared to the same period in 2012, was due primarily to an improvement in cash flows at Clyde Union, as Clyde Union generated approximately $11.0 of operating cash inflows during the first quarter of 2013 compared to operating cash outflows of approximately $57.0 during the first quarter of 2012, which were required in order to fund its initial working capital requirements.  In addition, our other businesses experienced an improvement in operating cash flows during the first quarter of 2013, when compared to the same period in 2012, primarily attributable to improved working capital trends.

Investing Activities— The decrease in cash used in investing activities during the three months ended March 30, 2013, as compared to the same period in 2012, was due primarily to the fact that there were no acquisitions during the first quarter of 2013.  During the first quarter of 2012, we acquired Seital S.r.l. for $28.0.  In addition, cash flows used in investing activities during the first quarter of 2012 included cash received of $8.2 in connection with the sale of certain intangible assets to the joint venture we formed with Shanghai Electric.

Financing Activities— The decrease in cash flows from financing activities during the three months ended March 30, 2013, as compared to the same period in 2012, was due primarily to net repayments of debt during the first quarter of 2013 of $4.7, compared to net borrowings of $115.9 in the first quarter of 2012, and an increase in common stock repurchases to $131.4 in the first quarter of 2013 compared to $43.2 in the first quarter of 2012. These decreases were offset partially by a decline in dividends paid (first quarter of 2013 - $0.6 as compared to first quarter of 2012 - $12.7), as dividends declared in the fourth quarter of 2012 were paid during such quarter while the dividends declared in the fourth quarter of 2011 were paid in the first quarter of 2012.

Discontinued Operations— Cash flows used in discontinued operations for the three months ended March 30, 2013 related primarily to Kayex, while cash flows used in discontinued operations for the three months ended March 31, 2012 related primarily to Service Solutions and Kayex.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2013. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				March 30,
	2012	Borrowings	Repayments	Other (3)	2013
Domestic revolving loan facility	$—	$—	$—	$—	$—
Foreign revolving loan facility	—	—	—	—	—
Term loan	475.0	—	—	—	475.0
6.875% senior notes	600.0	—	—	—	600.0
7.625% senior notes	500.0	—	—	—	500.0
Trade receivables financing arrangement (1)	—	10.0	(10.0)	—	—
Other indebtedness (2)	117.0	0.9	(5.6)	3.4	115.7
Total debt	1,692.0	$10.9	$(15.6)	$3.4	1,690.7
Less: short-term debt	33.4				30.7
Less: current maturities of long-term debt	8.7				8.5
Total long-term debt	$1,649.9				$1,651.5

(1)                 As of March 30, 2013, we could borrow under this arrangement, on a continuous basis, up to $130.0, as available. On April 17, 2013, we amended this arrangement to reduce the total borrowing capacity from $130.0 to $80.0.

(2)                 Primarily includes balances under a purchase card program of $26.1 and $27.9 and capital lease obligations of $78.2 and $82.3 at March 30, 2013 and December 31, 2012, respectively. See below for additional details on the purchase card program.

(3)                 “Other” primarily includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At March 30, 2013, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At March 30, 2013, we had $533.8 of available borrowing capacity under our revolving credit facilities after giving effect to $66.2 reserved for outstanding letters of credit. In addition, at March 30, 2013, we had $467.8 of available issuance capacity under our foreign credit instrument facility after giving effect to $732.2 reserved for outstanding letters of credit. Lastly, we had $48.8 available borrowing capacity under the trade receivables financing agreement at March 30, 2013.

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

Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.

As of March 30, 2013, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach for determining fair value, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and British Pound.

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in “Accumulated other comprehensive loss” (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

We had FX forward contracts with an aggregate notional amount of $602.3 and $107.3 outstanding as of March 30, 2013 and December 31, 2012, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. In March 2013, we entered into FX forward contracts with an aggregate notional value of $479.0 to hedge a significant portion of our net investment in a foreign subsidiary. We also had FX embedded derivatives with an aggregate notional amount of $80.0 and $96.3 at March 30, 2013 and December 31, 2012, respectively. The unrealized gain (loss), net of taxes, recorded in AOCI related to FX forward contracts was $1.1 and $(3.4) as of March 30, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $2.6 of an unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	March 30, 2013				December 31, 2012
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$6.6	$—	$—	$—	$0.2	$—	$(0.4)	$—
FX embedded derivatives	0.8	—	(5.9)	(2.2)	0.3	—	(0.9)	(9.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At March 30, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 4.1 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 30, 2013 and December 31, 2012 the fair value of these contracts was $0.9 (current liability) and $0.2 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.1 as of March 30, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended March 30, 2013 and March 31, 2012 related to the ineffectiveness of these hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at March 30, 2013 for similar debt, was $1,726.5, compared to our carrying value of $1,612.5.

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

We are exposed to credit losses in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. While we do not obtain collateral or other security to support financial instruments subject to credit risk, we monitor the credit standing of counterparties.

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

Other Matters

Contractual Obligations — There were no significant changes in the amounts of our contractual obligations from those disclosed in our 2012 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $43.5 as of March 30, 2013. We believe that within the next 12 months it is reasonably possible that we could pay approximately $10.0 to $15.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2012 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

General — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2012 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2012 Annual Report on Form 10-K.

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

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, which is highly dependent on an improvement in project profitability and order rates as well as the appropriate cost structure, we may be required to record a material impairment charge in a future period related to Clyde Union’s goodwill.  Clyde Union’s goodwill totaled $371.0 at March 30, 2013.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2012 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2012 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 30, 2013 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 30, 2013:

				Total number of shares	Maximum approximate dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (1)	under the plan or program

1/1/13 - 1/31/13	1,549,058	(2)	$68.99	1,514,273		(1)
2/1/13 - 2/28/13	—		—	—
3/1/13 - 3/30/13	411,970	(2)(3)	81.01	—
Total	1,961,028			1,514,273

(1)

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During January 2013, we purchased 1,514,273 shares, completing the repurchases authorized under the trading plan.

(2)

Includes the surrender to us of 34,785 and 79,221 shares of common stock in January and March of 2013, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(3)

In March 2013, we purchased 332,749 shares of our common stock in accordance with a share repurchase program authorized by our Board of Directors. We plan to repurchase a total of $200.0 in value of shares in 2013 on the open market. Our Board of Directors has authorized stock repurchases up to the amount authorized by our senior credit facilities. We describe the limits on stock repurchases permitted under our senior credit facilities in Note 10 to our condensed consolidated financial statements.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

3.1	By-Laws of SPX Corporation, as Amended and Restated February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 30, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012; (ii) Condensed Consolidated Balance Sheets at March 30, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 1, 2013	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: May 1, 2013	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1	By-Laws of SPX Corporation, as Amended and Restated February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 30, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012; (ii) Condensed Consolidated Balance Sheets at March 30, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.