Form 10-Q
period 2013-06-29
SPX CORP
filed 2013-07-31
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Common shares outstanding July 26, 2013 45,329,902

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Revenues	$1,216.6	$1,241.9	$2,349.2	$2,392.9
Costs and expenses:
Cost of products sold	873.2	908.6	1,704.1	1,759.8
Selling, general and administrative	247.5	246.5	514.7	517.1
Intangible amortization	8.5	9.4	16.7	18.1
Impairment of intangible assets	—	—	2.0	—
Special charges, net	18.3	8.4	18.7	10.8
Operating income	69.1	69.0	93.0	87.1

Other income (expense), net	(2.3)	(2.8)	(0.1)	19.0
Interest expense	(27.1)	(27.8)	(56.3)	(56.3)
Interest income	1.5	1.6	3.6	2.9
Equity earnings in joint ventures	10.1	6.9	19.2	16.4
Income from continuing operations before income taxes	51.3	46.9	59.4	69.1

Income tax provision	(12.4)	(9.0)	(8.7)	(22.4)
Income from continuing operations	38.9	37.9	50.7	46.7

Income (loss) from discontinued operations, net of tax	(0.8)	10.9	(3.8)	15.2
Gain (loss) on disposition of discontinued operations, net of tax	2.7	(0.6)	(2.5)	(0.9)
Income (loss) from discontinued operations, net of tax	1.9	10.3	(6.3)	14.3

Net income	40.8	48.2	44.4	61.0
Net income attributable to noncontrolling interests	2.0	0.8	3.3	0.1
Net income attributable to SPX Corporation common shareholders	$38.8	$47.4	$41.1	$60.9

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$36.9	$37.1	$47.4	$46.6
Income (loss) from discontinued operations, net of tax	1.9	10.3	(6.3)	14.3
Net income	$38.8	$47.4	$41.1	$60.9

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.81	$0.74	$1.03	$0.93
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.04	0.21	(0.14)	0.28
Net income per share attributable to SPX Corporation common shareholders	$0.85	$0.95	$0.89	$1.21

Weighted-average number of common shares outstanding — basic	45.678	49.954	46.044	50.283

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.80	$0.73	$1.01	$0.91
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.04	0.20	(0.13)	0.28
Net income per share attributable to SPX Corporation common shareholders	$0.84	$0.93	$0.88	$1.19

Weighted-average number of common shares outstanding — diluted	45.972	50.909	46.704	51.184

Comprehensive income (loss)	$56.4	$(82.7)	$(15.8)	$(4.7)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 29,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$352.9	$984.1
Accounts receivable, net	1,236.5	1,333.0
Inventories, net	624.2	555.6
Other current assets	145.4	149.9
Deferred income taxes	77.2	92.4
Total current assets	2,436.2	3,115.0
Property, plant and equipment:
Land	46.4	45.4
Buildings and leasehold improvements	392.5	404.9
Machinery and equipment	802.6	806.9
	1,241.5	1,257.2
Accumulated depreciation	(521.3)	(512.2)
Property, plant and equipment, net	720.2	745.0
Goodwill	1,552.2	1,574.0
Intangibles, net	919.1	962.4
Other assets	772.2	733.7
TOTAL ASSETS	$6,399.9	$7,130.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$527.2	$571.4
Accrued expenses	910.5	996.6
Income taxes payable	6.3	126.5
Short-term debt	34.3	33.4
Current maturities of long-term debt	80.9	8.7
Total current liabilities	1,559.2	1,736.6

Long-term debt	1,577.0	1,649.9
Deferred and other income taxes	320.3	251.1
Other long-term liabilities	931.8	1,212.5
Total long-term liabilities	2,829.1	3,113.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,702,341 and 45,314,079 issued and outstanding at June 29, 2013, respectively, 99,453,784 and 48,303,707 issued and outstanding at December 31, 2012, respectively)	1,002.9	998.9
Paid-in capital	1,564.7	1,553.7
Retained earnings	2,714.8	2,696.6
Accumulated other comprehensive loss	(287.8)	(228.9)
Common stock in treasury (54,388,262 and 51,150,077 shares at June 29, 2013 and December 31, 2012, respectively)	(2,995.9)	(2,751.6)
Total SPX Corporation shareholders’ equity	1,998.7	2,268.7
Noncontrolling interests	12.9	11.3
Total equity	2,011.6	2,280.0
TOTAL LIABILITIES AND EQUITY	$6,399.9	$7,130.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 29,	June 30,
	2013	2012
Cash flows used in operating activities:
Net income	$44.4	$61.0
Less: Income (loss) from discontinued operations, net of tax	(6.3)	14.3
Income from continuing operations	50.7	46.7
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	18.7	10.8
Impairment of intangible assets	2.0	—
Gain on sale of a business	—	(20.5)
Deferred and other income taxes	80.8	0.1
Depreciation and amortization	56.8	56.8
Pension and other employee benefits	21.8	28.7
Stock-based compensation	25.6	28.3
Other, net	3.7	5.9
Changes in operating assets and liabilities, net of effects from acquisition and divestitures:
Accounts receivable and other assets	(14.5)	(171.9)
Inventories	(93.3)	(13.9)
Accounts payable, accrued expenses and other	(191.9)	(144.2)
Discretionary pension contribution	(250.0)	—
Cash spending on restructuring actions	(11.2)	(10.7)
Net cash used in continuing operations	(300.8)	(183.9)
Net cash used in discontinued operations	(9.3)	(37.2)
Net cash used in operating activities	(310.1)	(221.1)
Cash flows used in investing activities:
Proceeds from asset sales and other, net	(1.3)	8.5
Decrease in restricted cash	—	1.8
Business acquisition, net of cash acquired	—	(30.5)
Capital expenditures	(36.9)	(36.8)
Net cash used in continuing operations	(38.2)	(57.0)
Net cash used in discontinued operations	(3.6)	(2.1)
Net cash used in investing activities	(41.8)	(59.1)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	287.0	586.0
Repayments under senior credit facilities	(287.0)	(467.9)
Borrowings under trade receivables agreement	35.0	98.0
Repayments under trade receivables agreement	(35.0)	(59.3)
Net borrowings (repayments) under other financing arrangements	(3.4)	3.9
Purchases of common stock	(249.0)	(75.0)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(14.5)	4.6
Financing fees paid	—	(0.2)
Dividends paid	(12.2)	(25.3)
Net cash from (used in) continuing operations	(279.1)	64.8
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	(279.1)	64.8
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.2)	(8.1)
Net change in cash and equivalents	(631.2)	(223.5)
Consolidated cash and equivalents, beginning of period	984.1	551.0
Consolidated cash and equivalents, end of period	$352.9	$327.5

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

Our significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and our equity earnings in this investment, as included in our condensed consolidated statements of operations, totaled $9.9 and $19.1 for the three and six months ended June 29, 2013, respectively, and $7.2 and $16.5 for the three and six months ended June 30, 2012, respectively. Summarized financial results of EGS for the three and six months ended March 31, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Revenues	$126.0	$126.6	$251.1	$259.7
Gross profit	54.0	51.9	107.7	108.9
Income from continuing operations	22.1	16.1	42.8	37.0
Net income	22.1	16.1	42.8	37.0

The Shanghai Electric JV’s results of operations and our equity earnings in this investment, as included in our condensed consolidated statements of operations, were not material for the three and six months ended June 29, 2013 and June 30, 2012. See Note 3 for further details on the Shanghai Electric JV.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K, as amended (“2012 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations.

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

In December 2011, and as amended in January 2013, the Financial Accounting Standards Board (“FASB”) issued disclosure guidance relating to offsetting, whereby entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement or similar agreement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The guidance applies to a) recognized financial and derivative instruments that are offset in accordance with either the Balance Sheet or Derivatives and Hedging topics of the FASB Accounting Standards Codification (“Codification”) and b) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and shall be applied retrospectively for all comparative periods presented. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 11 to our condensed consolidated financial statements herein.

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

On December 22, 2011, our Flow Technology reportable segment completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 British Pounds (“GBP”), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price included a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than GBP 0.0 or more than GBP 250.0. Although we are still in the process of completing the earn-out procedure set forth in the purchase agreement, no liability for an earn-out payment has been provided in the accompanying balance sheets because, based on actual operating results for 2012, we do not believe Clyde Union achieved the required minimum Annual 2012 Group EBITDA.

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

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. (“Tianyu”)	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. (“Weil-McLain Shandong”)	Q4 2012	Q4 2012
SPX Service Solutions (“Service Solutions”)	Q1 2012	Q4 2012

Dielectric — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 to “Gain (Loss) on disposition of discontinued operations, net of tax” during the first quarter of 2013, with such loss associated primarily with severance costs and asset impairment charges.

Tianyu — Sold for cash consideration of one Chinese Yuan (“CNY”) (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, during the fourth quarter of 2012 of $1.8.

Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, during the fourth quarter of 2012 of $2.2. During the first quarter of 2013, we reduced the net gain by $0.4 associated with the anticipated working capital settlement. During the second quarter of 2013, we received $1.1 associated with the working capital settlement.

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the three and six months ended June 29, 2013, we increased the net gain by $3.0 and $1.6, respectively, associated primarily with revisions to income tax and other retained liabilities related to the sale.

In addition to the businesses discussed above, we recognized net losses of $0.3 and $1.6 during the three and six months ended June 29, 2013, respectively, and net losses of $0.6 and $0.9 during the three and six months ended June 30, 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 period.

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

For the three and six months ended June 29, 2013 and June 30, 2012, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Income (loss) from discontinued operations	$(1.9)	$16.8	$(9.2)	$23.0
Income tax (provision) benefit	3.8	(6.5)	2.9	(8.7)
Income (loss) from discontinued operations, net	$1.9	$10.3	$(6.3)	$14.3

For the three and six months ended June 29, 2013 and June 30, 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Revenues	$1.4	$263.2	$6.7	$503.6
Pre-tax income (loss)	(1.4)	18.0	(6.2)	24.7

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established the Shanghai Electric JV, a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of CNY 96.7, with CNY 51.5 received in January 2012, CNY 25.8 received in December 2012, and the remaining CNY payment contingent upon the joint venture achieving defined sales order volumes. Final approval for the transaction was not received until January 13, 2012. We determined that this transaction met the deconsolidation criteria of the Codification, and, thus, recorded a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. We recorded the net gain associated with this transaction of $20.5 in the first quarter of 2012, with such gain included in “Other income (expense), net.”

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

Flow Technology Reportable Segment

Our Flow Technology reportable segment engineers, designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation, including turnkey systems, skidded systems and components, as well as comprehensive aftermarket components and support services. Primary component offerings include engineered pumps, valves, mixers, plate heat exchangers, and dehydration and filtration technologies. The segment primarily serves customers in food and beverage, power and energy and industrial end markets. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services Reportable Segment

Our Thermal Equipment and Services reportable segment engineers, designs, manufactures, installs and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the residential and commercial markets.

Industrial Products and Services and Other

Industrial Products and Services and Other comprises operating segments that design, manufacture and market power transformers, industrial tools and hydraulic units, precision machine components, tower and obstruction lights and monitoring equipment, communications and signal monitoring systems, fare collection systems, portable cable and pipe locators, and precision controlled industrial ovens and chambers.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments, including the results of Seital from the date of its acquisition, were as follows:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Revenues (1):
Flow Technology reportable segment	$653.4	$677.3	$1,266.4	$1,305.4
Thermal Equipment and Services reportable segment	350.3	348.6	655.4	668.7
Industrial Products and Services and Other	212.9	216.0	427.4	418.8
Total revenues	$1,216.6	$1,241.9	$2,349.2	$2,392.9

Income:
Flow Technology reportable segment	$67.0	$69.8	$122.0	$116.2
Thermal Equipment and Services reportable segment	26.2	16.1	27.9	26.7
Industrial Products and Services and Other	30.8	29.1	57.8	55.9
Total income for reportable and other operating segments	124.0	115.0	207.7	198.8

Corporate expense	(25.1)	(22.0)	(56.0)	(54.4)
Pension and postretirement expense	(6.2)	(9.1)	(12.4)	(18.2)
Stock-based compensation expense	(5.3)	(6.5)	(25.6)	(28.3)
Impairment of intangible assets	—	—	(2.0)	—
Special charges, net	(18.3)	(8.4)	(18.7)	(10.8)

Consolidated operating income	$69.1	$69.0	$93.0	$87.1

(1)                             Under the percentage of completion method, we recognized revenues of $353.0 and $359.4 in the three months ended June 29, 2013 and June 30, 2012, respectively. For the six months ended June 29, 2013 and June 30, 2012, revenues under the percentage of completion method were $695.7 and $734.7, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $318.1 and $359.7 as of June 29, 2013 and December 31, 2012, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $192.5 and $248.6 as of June 29, 2013 and December 31, 2012, respectively. The June 29, 2013 balance is reported as a component of “Accrued expenses” in the condensed consolidated balance sheet. The December 31, 2012 balance includes $248.4 reported as a component of “Accrued expenses” and $0.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and six months ended June 29, 2013 and June 30, 2012 are summarized and described in more detail below:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Flow Technology reportable segment	$5.6	$5.9	$5.0	$7.2
Thermal Equipment and Services reportable segment	11.1	2.2	11.6	2.4
Industrial Products and Services and Other	1.6	(0.1)	1.6	—
Corporate	—	0.4	0.5	1.2
Total	$18.3	$8.4	$18.7	$10.8

Flow Technology reportable segment — Charges for the three and six months ended June 29, 2013 related primarily to severance costs associated with restructuring initiatives at Clyde Union locations in the U.K. and the U.S. These actions were taken to reduce the cost base of the business, as we continue to integrate Clyde Union into our Flow Technology reportable segment. Charges for the three and six months ended June 30, 2012 related primarily to costs associated with the initial integration of Clyde Union, costs related to the reorganization of the segment’s systems business, charges related to a cost reduction initiative at a location in Denmark and asset impairment charges of $0.3.

Thermal Equipment and Services reportable segment — Charges for the three and six months ended June 29, 2013 related primarily to severance costs associated with restructuring actions initiated during the second quarter of 2013 at our Balcke Duerr business in Germany. These actions were taken to reduce the cost base of the business due to reduced demand in Europe for nuclear power products and services. Charges for the three and six months ended June 30, 2012 related primarily to costs associated with restructuring initiatives at two locations in China, including asset impairment charges of $1.3, and severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL.

Industrial Products and Services and Other — Charges for the three and six months ended June 29, 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S. and Asia Pacific.

Corporate — Charges for the six months ended June 29, 2013 related to costs associated with the early termination of two building leases and an asset impairment charge of $0.3. Charges for the three and six months ended June 30, 2012 related primarily to costs associated with consolidating certain corporate functions, our legal entity reduction initiative, and an asset impairment charge of $0.2.

Expected charges still to be incurred under actions approved as of June 29, 2013 are less than $2.0.

The following is an analysis of our restructuring liabilities for the six months ended June 29, 2013 and June 30, 2012:

	Six months ended
	June 29,	June 30,
	2013	2012
Balance at beginning of period	$16.4	$11.0
Special charges (1)	17.5	9.0
Utilization — cash	(11.2)	(10.7)
Currency translation adjustment and other	(0.1)	—
Balance at end of period	$22.6	$9.3

(1)                                 The six months ended June 29, 2013 and June 30, 2012 exclude $1.2 and $1.8, respectively, of non-cash charges that did not impact the restructuring liabilities.

(6)                                 INVENTORIES, NET

Inventories, net, comprised the following:

	June 29,	December 31,
	2013	2012
Finished goods	$165.5	$131.1
Work in process	219.3	186.0
Raw material and purchased parts	262.9	261.1
Total FIFO cost	647.7	578.2
Excess of FIFO cost over LIFO inventory value	(23.5)	(22.6)
Total inventories, net	$624.2	$555.6

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 23% and 19% of total inventory at June 29, 2013 and December 31, 2012, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method. Progress payments, which are netted against work in process, were $3.5 and $4.1 at June 29, 2013 and December 31, 2012, respectively.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		resulting from		Currency
	December 31,	business		Translation	June 29,
	2012	combinations	Impairments	and other	2013
Flow Technology reportable segment
Gross goodwill	$1,114.6	$—	$—	$(20.0)	$1,094.6
Accumulated impairments	—	—	—	—	—
Goodwill	1,114.6	—	—	(20.0)	1,094.6

Thermal Equipment and Services reportable segment
Gross goodwill	563.7	—	—	(2.0)	561.7
Accumulated impairments	(395.7)	—	—	2.1	(393.6)
Goodwill	168.0	—	—	0.1	168.1

Industrial Products and Services and Other
Gross goodwill	453.0	—	—	(4.2)	448.8
Accumulated impairments	(161.6)	—	—	2.3	(159.3)
Goodwill	291.4	—	—	(1.9)	289.5

Total
Gross goodwill	2,131.3	—	—	(26.2)	2,105.1
Accumulated impairments	(557.3)	—	—	4.4	(552.9)
Goodwill	$1,574.0	$—	$—	$(21.8)	$1,552.2

Other Intangibles

Identifiable intangible assets comprised the following:

	June 29, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$8.5	$(8.1)	$0.4	$8.6	$(8.0)	$0.6
Technology	189.7	(45.8)	143.9	190.5	(41.7)	148.8
Customer relationships	405.7	(72.1)	333.6	420.6	(63.6)	357.0
Other	28.5	(17.1)	11.4	33.4	(18.0)	15.4
	632.4	(143.1)	489.3	653.1	(131.3)	521.8
Trademarks with indefinite lives	429.8	—	429.8	440.6	—	440.6
Total	$1,062.2	$(143.1)	$919.1	$1,093.7	$(131.3)	$962.4

At June 29, 2013, the net carrying value of intangible assets with determinable lives consisted of $430.5 in the Flow Technology reportable segment, $49.6 in the Thermal Equipment and Services reportable segment and $9.2 in Industrial Products and Services and Other. Trademarks with indefinite lives consisted of $281.2 in the Flow Technology reportable segment, $125.9 in the Thermal Equipment and Services reportable segment and $22.7 in Industrial Products and Services and Other.

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

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, which is highly dependent on an improvement in project profitability and order rates as well as the appropriate cost structure, we may be required to record a material impairment charge in a future period related to Clyde Union’s goodwill.  During the first half of 2013, no events occurred or circumstances changed that would more likely than not reduce the fair value of Clyde Union below the carrying value of its net assets. Clyde Union’s goodwill totaled approximately $377.0 at June 29, 2013.

In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union. Other changes in the gross carrying values of identifiable intangible assets relate primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first six months of 2013 and 2012:

	Six months ended
	June 29,	June 30,
	2013	2012
Balance at beginning of period	$60.6	$56.3
Provisions	12.3	10.4
Usage	(18.1)	(14.2)
Balance at end of period	54.8	52.5
Less: Current portion of warranty	45.1	41.4
Non-current portion of warranty	$9.7	$11.1

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Service cost	$1.9	$2.4	$3.7	$4.7
Interest cost	12.0	13.5	24.0	27.0
Expected return on plan assets	(18.8)	(15.9)	(37.5)	(31.8)
Amortization of unrecognized losses	9.0	6.8	18.0	13.7
Amortization of unrecognized prior service credits	—	(0.1)	—	(0.2)
Curtailment loss	—	—	—	0.1
Net periodic pension benefit expense	$4.1	$6.7	$8.2	$13.5

Foreign Pension Plans

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Service cost	$0.7	$0.6	$1.4	$1.3
Interest cost	3.3	3.6	6.6	7.2
Expected return on plan assets	(4.3)	(4.0)	(8.7)	(8.2)
Amortization of unrecognized losses	0.6	0.3	1.3	0.7
Total net periodic pension benefit expense	0.3	0.5	0.6	1.0
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	(0.3)	(0.4)	(0.6)
Net periodic pension benefit expense of continuing operations	$0.1	$0.2	$0.2	$0.4

Postretirement Plans

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.2	1.5	2.4	2.9
Amortization of unrecognized losses	1.0	0.9	2.1	1.9
Amortization of unrecognized prior service credits	(0.3)	(0.3)	(0.7)	(0.7)
Net periodic postretirement benefit expense	$2.0	$2.2	$4.0	$4.3

Employer Contributions

During the first half of 2013, we made contributions to our domestic and foreign pension plans of approximately $292.0, including a $250.0 discretionary contribution to a domestic qualified pension plan. This discretionary contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $6.2 in the first half of 2013. Of our 2013 contributions, approximately $1.0 related to businesses that have been disposed of and classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2013:

	December 31, 2012	Borrowings	Repayments	Other (4)	June 29, 2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan (1)	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	35.0	(35.0)	—	—
Other indebtedness (3)	117.0	3.0	(6.4)	3.6	117.2
Total debt	1,692.0	$325.0	$(328.4)	$3.6	1,692.2
Less: short-term debt	33.4				34.3
Less: current maturities of long-term debt	8.7				80.9
Total long-term debt	$1,649.9				$1,577.0

(1)         The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $500.0, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

(2)         As of June 29, 2013, we could borrow under this arrangement, on a continuous basis, up to $80.0, as available. At June 29, 2013, we had $34.6 of available borrowing capacity under this facility.

(3)         Primarily included capital lease obligations of $76.6 and $82.3, and balances under a purchase card program of $28.2 and $27.9 at June 29, 2013 and December 31, 2012, respectively.

(4)         “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2012 Annual Report on Form 10-K.

At June 29, 2013, we had $66.4 and $699.6, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $4.7 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.20% at June 29, 2013.

At June 29, 2013, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2012 Annual Report on Form 10-K.

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

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

We had FX forward contracts with an aggregate notional amount of $128.5 and $107.3 outstanding as of June 29, 2013 and December 31, 2012, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. We also had FX embedded derivatives with an aggregate notional amount of $103.3 and $96.3 at June 29, 2013 and December 31, 2012, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $3.2 and $3.4 as of June 29, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $3.4 of an unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At June 29, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 3.9 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized gain (loss), net of taxes, recorded in AOCI was $(1.2) and $0.1 as of June 29, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended June 29, 2013 and June 30, 2012 related to the ineffectiveness of these hedges was not material.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at June 29, 2013 and December 31, 2012, respectively:

	June 29, 2013			December 31, 2012
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities
FX Forward Contracts:
Counterparty A	$0.2	$(0.1)	$0.1	$0.2	$(0.3)	$(0.1)
Counterparty B	0.3	—	0.3	0.1	(0.2)	(0.1)
Aggregate of other counterparties	0.1	—	0.1	—	—	—
Totals (1)	$0.6	$(0.1)	$0.5	$0.3	$(0.5)	$(0.2)

Commodity Contracts:
Counterparty A (2)	$—	$(1.5)	$(1.5)	$0.3	$(0.1)	$0.2

(1)                     We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our balance sheets are as follows:

	June 29,	December 31,
	2013	2012
Designated as hedging instruments:
Other current assets	$0.2	$0.1
Accrued expenses	—	(0.3)
	0.2	(0.2)

Not designated as hedging instruments:
Other current assets	0.3	0.1
Accrued expenses	—	(0.1)
	0.3	—
Net fair value of FX forward contracts in balance sheets	$0.5	$(0.2)

(2)                     Related contracts are designated as hedging instruments. Net amounts at June 29, 2013 and December 31, 2012 are recorded in “Accrued expenses” and “Other current assets,” respectively.

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of June 29, 2013 and December 31, 2012:

	June 29,	December 31,
Balance Sheet Classification	2013	2012
Other current assets	$0.5	$0.3
Accrued expenses	(3.8)	(0.9)
Other long-term liabilities	(1.0)	(9.8)
	$(4.3)	$(10.4)

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and six months ended June 29, 2013 and June 30, 2012:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
FX forward contracts	$(11.0)	$(0.6)	$(4.1)	$(0.6)
Commodity contracts	(1.3)	(0.8)	(2.3)	0.2
	$(12.3)	$(1.4)	$(6.4)	$(0.4)

The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Cost of products sold’’ for the three and six months ended June 29, 2013 and June 30, 2012:

	Three months ended (1)		Six months ended (1)
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
FX forward contracts	$(0.2)	$(0.9)	$(0.8)	$(0.4)
Commodity contracts	0.1	(0.4)	0.1	(1.0)
	$(0.1)	$(1.3)	$(0.7)	$(1.4)

(1)                     During the three and six months ended June 29, 2013, losses of $0.2 were recognized in “Other income (expense), net” relating to derivative ineffectiveness and amounts excluded from effectiveness testing. Losses of $0.1 relating to derivative ineffectiveness and amounts excluded from effectiveness testing were recognized in “Other income (expense), net” during the six months ended June 30, 2012.

The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and six months ended June 29, 2013 and June 30, 2012 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
FX forward contracts	$1.1	$(0.5)	$(1.9)	$0.2
FX embedded derivatives	2.6	1.6	5.7	(1.3)
	$3.7	$1.1	$3.8	$(1.1)

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Weighted-average number of common shares used in basic income per share	45.678	49.954	46.044	50.283
Dilutive securities — employee stock options, restricted stock shares and restricted stock units	0.294	0.955	0.660	0.901
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.972	50.909	46.704	51.184

All stock options were included in the computation of diluted earnings per share for the three and six months ended June 29, 2013. The total number of stock options that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of common shares was 0.003 and 0.004 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 29, 2013, 1.181 and 0.708 unvested restricted stock shares and restricted stock units, respectively, were excluded from the computation of diluted income per share because required market thresholds for vesting were not met, compared to 0.752 and 0.500 that were excluded for the three and six months ended June 30, 2012, respectively.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, or to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan.  A detailed description of the awards granted under these plans is included in our 2012 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 30, 2013.

Compensation expense within income from continuing operations related to share-based awards totaled $5.3 and $6.5 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $25.6 and $28.3 for the six months ended June 29, 2013 and June 30, 2012, respectively. The related tax benefit was $2.0 and $2.5 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $9.3 and $10.7 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended

June 29, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$298.1	$(3.3)	$(3.1)	$(520.6)	$(228.9)
Other comprehensive income (loss) before reclassifications	(72.3)	(1.6)	(0.7)	2.2	(72.4)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	—	13.0	13.5
Current-period other comprehensive loss	(72.3)	(1.1)	(0.7)	15.2	(58.9)
Balance at end of period	$225.8	$(4.4)	$(3.8)	$(505.4)	$(287.8)

(1)                     Net of tax benefit of $2.9 and $2.5 as of June 29, 2013 and December 31, 2012, respectively.

(2)                     Net of tax benefit of $310.9 and $318.5 as of June 29, 2013 and December 31, 2012, respectively. Includes $5.0 and $3.8 related to our share of the pension liability adjustment for EGS as of June 29, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the six months ended June 29, 2013:

	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$0.8	Cost of products sold
Commodity contracts	(0.1)	Cost of products sold
Pre-tax	0.7
Income taxes	(0.2)
	$0.5

Amortization of pension and postretirement items:
Unrecognized losses and prior service credits	$9.7	Cost of products sold
Unrecognized losses and prior service credits	11.0	Selling, general and administrative
Pre-tax	20.7
Income taxes	(7.7)
	$13.0

Common Stock in Treasury

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During the first half of 2012, we repurchased 0.992 shares of our common stock under this plan for $75.0. During January of 2013, we repurchased 1.514 shares of our common stock, completing the repurchases under the trading plan, for $104.4. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the first half of 2013.

During the six months ended June 29, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $13.8 and increased by $9.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the six months ended June 30, 2012, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.9 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first two quarters of 2013 and 2012 were $0.25 per share and totaled $11.4 and $11.5 during the first and second quarters of 2013, respectively, and $12.8 and $12.7 during the first and second quarters of 2012, respectively. First quarter dividends were paid on April 2, 2013 and April 3, 2012. Second quarter dividends were paid on July 2, 2013 and July 3, 2012.

Changes in Equity

A summary of the changes in equity for the three months ended June 29, 2013 and June 30, 2012 is provided below:

	June 29, 2013			June 30, 2012
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,062.9	$11.8	$2,074.7	$2,280.9	$9.5	$2,290.4
Net income	38.8	2.0	40.8	47.4	0.8	48.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $2.9 and $0.2 for the three months ended June 29, 2013 and June 30, 2012, respectively	(5.1)	—	(5.1)	—	—	—
Net unrealized losses on available-for-sale securities	(0.2)	—	(0.2)	(1.4)	—	(1.4)
Pension liability adjustment, net of tax provision of $4.1 and $3.3 for the three months ended June 29, 2013 and June 30, 2012, respectively	6.7	—	6.7	6.8	—	6.8
Foreign currency translation adjustments	14.9	(0.7)	14.2	(136.0)	(0.3)	(136.3)
Total comprehensive income (loss), net	55.1	1.3	56.4	(83.2)	0.5	(82.7)
Dividends declared	(11.5)	—	(11.5)	(12.7)	—	(12.7)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.5 for the three months ended June 30, 2012	4.3	—	4.3	5.4	—	5.4
Amortization of restricted stock and restricted stock unit grants, including $0.1 relating to discontinued operations for the three months ended June 30, 2012	5.3	—	5.3	6.6	—	6.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.2	—	0.2	—	—	—
Common stock repurchases	(117.6)	—	(117.6)	(31.8)	—	(31.8)
Other changes in noncontrolling interests	—	(0.2)	(0.2)	—	0.1	0.1
Equity, end of period	$1,998.7	$12.9	$2,011.6	$2,165.2	$10.1	$2,175.3

A summary of the changes in equity for the six months ended June 29, 2013 and June 30, 2012 is provided below:

	June 29, 2013			June 30, 2012
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,268.7	$11.3	$2,280.0	$2,227.3	$10.0	$2,237.3
Net income	41.1	3.3	44.4	60.9	0.1	61.0
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.4 and $(0.3) for the six months ended June 29, 2013 and June 30, 2012, respectively	(1.1)	—	(1.1)	0.6	—	0.6
Net unrealized gains (losses) on available-for-sale securities	(0.7)	—	(0.7)	1.4	—	1.4
Pension liability adjustment, net of tax provision of $7.6 and $5.1 for the six months ended June 29, 2013 and June 30, 2012, respectively	15.2	—	15.2	9.5	—	9.5
Foreign currency translation adjustments	(72.3)	(1.3)	(73.6)	(77.2)	—	(77.2)
Total comprehensive income (loss), net	(17.8)	2.0	(15.8)	(4.8)	0.1	(4.7)
Dividends declared	(22.9)	—	(22.9)	(25.5)	—	(25.5)
Exercise of stock options and other incentive plan activity, including tax benefit of $5.8 and $3.5 for the six months ended June 29, 2013 and June 30, 2012, respectively	14.4	—	14.4	18.6	—	18.6
Amortization of restricted stock and stock unit grants, including $0.6 relating to discontinued operations for the six months ended June 30, 2012	25.6	—	25.6	28.9	—	28.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	(20.3)	—	(20.3)	(4.3)	—	(4.3)
Common stock repurchases	(249.0)	—	(249.0)	(75.0)	—	(75.0)
Other changes in noncontrolling interests	—	(0.4)	(0.4)	—	—	—
Equity, end of period	$1,998.7	$12.9	$2,011.6	$2,165.2	$10.1	$2,175.3

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $548.4 (including $501.8 for risk management matters) and $548.6 (including $501.3 for risk management matters) at June 29, 2013 and December 31, 2012, respectively. Of these amounts, $498.7 and $497.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 29, 2013 and December 31, 2012, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $432.8 and $430.6 at June 29, 2013 and December 31, 2012, respectively, included in “Other assets” within our condensed consolidated balance sheets.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites at June 29, 2013  and December 31, 2012 at which the liability has not been settled, of which 6 sites as of June 29, 2013 and December 31, 2012 have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that the aggregate probable remaining liability at these sites is immaterial. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of June 29, 2013, our share of the aggregate contract value on open consortium arrangements was $247.2 (of which approximately 64% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $666.3. As of December 31, 2012, our share of the aggregate contract value on open consortium arrangements was $264.4 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $740.9. We recorded liabilities of $1.5 at both June 29, 2013 and December 31, 2012, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Uncertain Tax Positions

As of June 29, 2013, we had gross unrecognized tax benefits of $73.0 (net unrecognized tax benefits of $36.8). Of these net unrecognized tax benefits, $35.7, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 29, 2013, gross accrued interest excluded from the amounts above totaled $7.4 (net accrued interest of $5.6). There were no significant penalties recorded during the three and six months ended June 29, 2013 or June 30, 2012.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $10.0 to $15.0.

Other Tax Matters

For the three months ended June 29, 2013, we recorded an income tax provision of $12.4 on $51.3 of pre-tax income from continuing operations, resulting in an effective rate of 24.2%.  This compares to an income tax provision for the three months ended June 30, 2012 of $9.0 on $46.9 of pre-tax income from continuing operations, resulting in an effective rate of 19.2%.  The effective tax rate for the second quarter of 2013 was impacted favorably by income tax benefits of $1.8 associated with statute expirations during the period.  The effective tax rate for the second quarter of 2012 was impacted favorably by tax benefits of $2.5 recorded in connection with various audit settlements and statute expirations during the period.

For the six months ended June 29, 2013, we recorded an income tax provision of $8.7 on $59.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.6%.  This compares to an income tax provision for the six months ended June 30, 2012 of $22.4 on $69.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 32.4%.  The effective tax rate for the first six months of 2013 was impacted favorably by the $1.8 of tax benefits noted above that were recorded during the second quarter of 2013, as well as tax benefits recorded of $4.1 related to the Research and Experimentation Credit generated in 2012 and $2.0 related to various foreign tax credits.  The effective tax rate for the six months ended June 30, 2012 was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for tax purposes, offset by the income tax benefits noted above that were recorded in the second quarter of 2012.

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

There were no changes during the three and six months ended June 29, 2013 and June 30, 2012 to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three and six months ended June 29, 2013 and June 30, 2012.

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

As of June 29, 2013, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Our available-for-sale securities include equity investments traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $2.9 and $3.6 at June 29, 2013 and December 31, 2012, respectively.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At June 29, 2013 and December 31, 2012, these assets had a fair value of $4.8 and $7.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of June 29, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives and FX forward contracts	$—	$1.0	$—
Noncurrent assets — Investment in equity securities	2.9	—	4.8
Current liabilities — FX embedded derivatives and commodity contracts	—	5.3	—
Other long-term liabilities — FX embedded derivatives	—	1.0	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$0.7	$—
Noncurrent assets — Investment in equity securities	3.6	—	7.5
Current liabilities — FX forward contracts and FX embedded derivatives	—	1.3	—
Other long-term liabilities — FX embedded derivatives	—	9.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 29, 2013 and June 30, 2012, including net unrealized gains (losses) recorded to earnings.

	Six months ended
	June 29, 2013	June 30, 2012
Balance at beginning of period	$7.5	$7.8
Cash consideration received	(2.5)	—
Unrealized gains (losses) recorded to earnings	(0.2)	0.2
Balance at end of period	$4.8	$8.0

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of June 29, 2013 and December 31, 2012 were as follows:

	June 29, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,100.0	$1,176.5	$1,100.0	$1,217.8
Term loan	475.0	475.0	475.0	475.0
Other indebtedness	40.6	40.6	34.7	34.7

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

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of June 29, 2013, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three and six months ended June 29, 2013 decreased by 2.0% and 1.8%, respectively, when compared to the same periods in 2012, primarily as a result of an organic decline in the second quarter of 2013 and the strengthening of the U.S. dollar during the first six months of 2013.  Despite the decrease in revenues, income associated with our reportable and other operating segments increased to $124.0 and $207.7 during the three and six months ended June 29, 2013, respectively (compared to $115.0 and $198.8 during the three and six months ended June 30, 2012, respectively), primarily as a result of improved operational execution at a number of our businesses.

Cash flows used in operations totaled $300.8 during the first six months of 2013, compared to $183.9 in the first six months of 2012.  Cash flows for the first six months of 2013 included a discretionary pension contribution of $250.0 (see below for further discussion), which more than offset improved year over year cash flow generation.

Other items of note that impacted our first half of 2013 financial performance were as follows:

•                  Share repurchases — We repurchased a total of 3.4 shares of our common stock for $249.0, including:

•                  1.5 shares under a Rule 10b5-1 trading plan (entered into the first quarter of 2012) for $104.4; and

•                  1.9 shares on the open market for $144.6 (including $117.6 during the second quarter of 2013).

•                  Discretionary pension contribution — During April of 2013, we made a $250.0 discretionary contribution to a domestic qualified pension plan.  This contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $6.2 in the first half of 2013.

•                  Special charges — During the six months ended June 29, 2013, we recorded $18.7 to “Special charges, net,” primarily related to restructuring actions initiated during the second quarter of 2013 at our Clyde Union and Balcke Duerr businesses in our Flow Technology and Thermal Equipment and Services reportable segments, respectively.

•                  Discontinued operations:

•                  Crystal Growing business (“Kayex”) — Due to a dramatic decline in the solar industry and resulting lack of demand, we closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 associated primarily with severance costs and asset impairment charges.

•                  Broadcast Antenna System business (“Dielectric”) — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K, as amended (“2012 Annual Report on Form 10-K”). Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2013 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. We had two fewer days in the first quarter of 2013 and will have one more day in the fourth quarter of 2013 than in the respective 2012 periods.

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

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors.

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

The following table provides selected financial information for the three and six months ended June 29, 2013 and June 30, 2012, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Six months ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$1,216.6	$1,241.9	(2.0)	$2,349.2	$2,392.9	(1.8)
Gross profit	343.4	333.3	3.0	645.1	633.1	1.9
% of revenues	28.2%	26.8%		27.5%	26.5%
Selling, general and administrative expense	247.5	246.5	0.4	514.7	517.1	(0.5)
% of revenues	20.3%	19.8%		21.9%	21.6%
Intangible amortization	8.5	9.4	(9.6)	16.7	18.1	(7.7)
Impairment of intangible assets	—	—	*	2.0	—	*
Special charges, net	18.3	8.4	117.9	18.7	10.8	73.1
Other income (expense), net	(2.3)	(2.8)	(17.9)	(0.1)	19.0	(100.5)
Interest expense, net	(25.6)	(26.2)	(2.3)	(52.7)	(53.4)	(1.3)
Equity earnings in joint ventures	10.1	6.9	46.4	19.2	16.4	17.1
Income from continuing operations before income taxes	51.3	46.9	9.4	59.4	69.1	(14.0)
Income tax provision	(12.4)	(9.0)	37.8	(8.7)	(22.4)	(61.2)
Income from continuing operations	38.9	37.9	2.6	50.7	46.7	8.6

Components of consolidated revenue decline:
Organic decline			(1.4)			(0.7)
Foreign currency			(0.6)			(1.3)
Acquisition			—			0.2
Net revenue decline			(2.0)			(1.8)

*                                    Not meaningful for comparison purposes.

Revenues — For the three months ended June 29, 2013, the decrease in revenues, compared to the respective period in 2012, was due to a decline in organic revenue and, to a lesser extent, a stronger U.S. dollar during the period.  The organic revenue decline was due primarily to lower sales within our Flow Technology reportable segment (see Results of Reportable Segments and Other Operating Segments for additional details).

For the six months ended June 29, 2013, the decrease in revenues, compared to the respective period in 2012, was due to the impact of a stronger U.S. dollar during the period and a decline in organic revenues.  The decline in organic revenues was attributable primarily to the declines noted above within our Flow Technology segment for the three months ended June 29, 2013, partially offset by increases in sales of residential boilers in support of Hurricane Sandy rebuilding efforts and an increase in power transformer sales volumes.

Gross Profit — Gross profit and gross profit as a percentage of revenue during the three and six months ended June 29, 2013, when compared to the respective periods in 2012, increased primarily as a result of the following:

•                  Flow Technology reportable segment — Improved operating performance in the European and U.S. operations during the three and six months ended June 29, 2013, which offset the impact of lower organic revenue as well as execution challenges on certain large food and beverage system projects during the three and six months ended June 29, 2013.

•                  Thermal Equipment and Services reportable segment — Additional cost absorption within our boiler business associated with increased sales volumes during the three and six months ended June 29, 2013, as well as improved project execution within our cooling and thermal products businesses during the three months ended June 29, 2013.

•                  Industrial Products and Services and Other — Increased sales volumes and improved operating performance at our power transformer business during the three and six months ended June 29, 2013.

Selling, General and Administrative (“SG&A”) Expenses — For the three months ended June 29, 2013, the increase in SG&A expense, when compared to the same period in 2012, was due primarily to an increase in corporate expense of $3.1, partially offset by decreases in pension expense of $1.6 (overall decrease in second quarter pension expense of $2.9, with $1.3 of the decrease reflected in cost of products sold) and stock compensation of $1.2.

For the six months ended June 29, 2013, the decrease in SG&A expense, when compared to the same period in 2012, was due primarily to decreases in pension expense of $3.2 (overall decrease in pension expense of $5.8, with $2.6 of the decrease reflected in cost of products sold) and stock compensation of $2.7, partially offset by an increase in corporate expense of $1.6.

Intangible Amortization — For the three and six months ended June 29, 2013, the decrease in intangible amortization was due primarily to certain intangible assets becoming fully amortized during the second half of 2012.

Impairment of Intangible Assets — During the six months ended June 29, 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net — Special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative functions and facilities. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2013 and 2012.

Other Income (Expense), net — Other expense, net, for the three months ended June 29, 2013 was composed primarily of foreign currency transaction losses of $7.7, partially offset by gains on currency forward embedded derivatives (“FX embedded derivatives”) of $2.6, investment earnings of $1.9, and gains on foreign currency forward contracts (“FX forward contracts”) of $0.9.

Other expense, net, for the three months ended June 30, 2012 was composed primarily of foreign currency transaction losses of $3.0, losses on FX forward contracts of $0.5, and a loss of $1.0 associated with a fire at our power transformer manufacturing facility in Waukesha, WI.  These amounts were offset partially by gains on FX embedded derivatives of $1.6.

Other expense, net, for the six months ended June 29, 2013 was composed primarily of foreign currency transaction losses of $7.7 and losses on FX forward contracts of $2.1, partially offset by gains on FX embedded derivatives of $5.7 and investment earnings of $3.9.

Other income, net, for the six months ended June 30, 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling business in China, investment earnings of $5.4, and gains on FX forward contracts of $0.1, partially offset by foreign currency transaction losses of $5.9, losses on FX embedded derivatives of $1.3, and the loss of

$1.0 associated with a fire mentioned above.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. Refer to the discussion of Liquidity and Financial Condition in our 2012 Annual Report on Form 10-K for details pertaining to our 2012 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and its subsidiaries, as earnings from this investment for the three and six months ended June 29, 2013 totaled $9.9 and $19.1, respectively, compared to $7.2 and $16.5 for the three and six months ended June 30, 2012, respectively.

Income Tax Provision — For the three months ended June 29, 2013, we recorded an income tax provision of $12.4 on $51.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.2%.  This compares to an income tax provision for the three months ended June 30, 2012 of $9.0 on $46.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 19.2%.  The effective tax rate for the second quarter of 2013 was impacted favorably by income tax benefits of $1.8 associated with statute expirations during the period.  The effective tax rate for the second quarter of 2012 was impacted favorably by tax benefits of $2.5 recorded in connection with various audit settlements and statute expirations during the period.

For the six months ended June 29, 2013, we recorded an income tax provision of $8.7 on $59.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.6%.  This compares to an income tax provision for the six months ended June 30, 2012 of $22.4 on $69.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 32.4%.  The effective tax rate for the first six months of 2013 was impacted favorably by the $1.8 of tax benefits noted above that were recorded during the second quarter of 2013, as well as tax benefits recorded of $4.1 related to the Research and Experimentation Credit generated in 2012 and $2.0 related to various foreign tax credits.  The effective tax rate for the six months ended June 30, 2012 was impacted unfavorably by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction is not deductible for income tax purposes, offset by the income tax benefits noted above that were recorded in the second quarter of 2012.

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

The following businesses met these requirements, and therefore have been reported as discontinued operations for the periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Dielectric	Q2 2013	Q2 2013
Kayex	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. (“Tianyu”)	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. (“Weil-McLain Shandong”)	Q4 2012	Q4 2012
SPX Service Solutions (“Service Solutions”)	Q1 2012	Q4 2012

Dielectric — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 to “Gain (Loss) on disposition of discontinued operations, net of tax” during the first quarter of 2013, with such loss associated primarily with severance costs and asset impairment charges.

Tianyu — Sold for cash consideration of one Chinese Yuan (“CNY”) (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, during the fourth quarter of 2012 of $1.8.

Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, during the fourth quarter of 2012 of $2.2. During the first quarter of 2013, we reduced the net gain by $0.4 associated with the anticipated working capital settlement. During the second quarter of 2013, we received $1.1 associated with the working capital settlement.

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the three and six months ended June 29, 2013, we increased the net gain by $3.0 and $1.6, respectively, associated primarily with revisions to income tax and other retained liabilities related to the sale.

In addition to the businesses discussed above, we recognized net losses of $0.3 and $1.6 during the three and six months ended June 29, 2013, respectively, and net losses of $0.6 and $0.9 during the three and six months ended June 30, 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 period.

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

For the three and six months ended June 29, 2013 and June 30, 2012, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Income (loss) from discontinued operations	$(1.9)	$16.8	$(9.2)	$23.0
Income tax (provision) benefit	3.8	(6.5)	2.9	(8.7)
Income (loss) from discontinued operations, net	$1.9	$10.3	$(6.3)	$14.3

For the three and six months ended June 29, 2013 and June 30, 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Revenues	$1.4	$263.2	$6.7	$503.6
Pre-tax income (loss)	(1.4)	18.0	(6.2)	24.7

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

Non-GAAP Measures — Throughout the following discussion of reportable and other operating segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non-GAAP Measures.”

Flow Technology Reportable Segment

	Three months ended			Six months ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$653.4	$677.3	(3.5)	$1,266.4	$1,305.4	(3.0)
Income	67.0	69.8	(4.0)	122.0	116.2	5.0
% of revenues	10.3%	10.3%		9.6%	8.9%
Components of revenue decline:
Organic decline			(3.6)			(2.7)
Foreign currency			0.1			(0.6)
Acquisition			—			0.3
Net revenue decline			(3.5)			(3.0)

Revenues — For the three months ended June 29, 2013, the decrease in revenues, compared to the respective 2012 period, was due to an organic revenue decline during the period. The organic revenue decline was due primarily to lower sales of original equipment pumps at Clyde Union and to three large food and beverage system projects in Asia Pacific that contributed approximately $20.0 of revenues during the second quarter of 2012, but that were not repeated in the second quarter of 2013.  These declines were offset partially by an increase of component sales into oil and gas markets in North America, Europe and the Middle East, as well as increased food and beverage system revenues in Europe.

For the six months ended June 29, 2013, the decrease in revenues, compared to the respective 2012 period, was due primarily to an organic revenue decline and, to a lesser extent, the strengthening of the U.S. dollar during the period.  The decline in organic revenue was due largely to the reasons noted above for the three months ended June 29, 2013.

Income — For the three months ended June 29, 2013, income decreased, compared to the respective 2012 period, due to the organic revenue decline described above, as well as execution challenges on certain large food and beverage system projects, offset partially by the increased sales of oil and gas components and improved operating execution at our European and U.S. facilities.

For the six months ended June 29, 2013, income and margin increased, compared to the respective 2012 period, due to improved operating execution and the increased sales of oil and gas components at our European and U.S. facilities, which more than offset the impact of the organic revenue decline described above, as well as execution challenges on certain large food and beverage systems projects.

Thermal Equipment and Services Reportable Segment

	Three months ended			Six months ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$350.3	$348.6	0.5	$655.4	$668.7	(2.0)
Income	26.2	16.1	62.7	27.9	26.7	4.5
% of revenues	7.5%	4.6%		4.3%	4.0%
Components of revenue growth (decline):
Organic growth			2.6			1.2
Foreign currency			(2.1)			(3.2)
Net revenue growth (decline)			0.5			(2.0)

Revenues — For the three months ended June 29, 2013, the increase in revenues, compared to the respective 2012 period, was due to organic revenue growth, partially offset by the impact of a stronger U.S. dollar (primarily versus the South African Rand).  The organic revenue growth was driven largely by the timing of revenue recognized on large power projects in South Africa.

For the six months ended June 29, 2013, the decrease in revenues, compared to the respective 2012 period, was the result of the impact of a stronger U.S. dollar, which more than offset organic revenue growth.  The organic revenue growth was due primarily to an increase in sales of residential boilers in support of Hurricane Sandy rebuilding efforts, partially offset by decreases in sales of power generation equipment.

Income — For the three months ended June 29, 2013, income and margin increased, compared to the respective 2012 period, driven primarily by leverage on the organic revenue growth and improved project execution, including the execution of a large retrofit project on a cooling tower at a U.S. power plant.

For the six months ended June 29, 2013, income and margin increased, compared to the respective 2012 period, driven primarily by leverage on the increased sales of residential boilers, partially offset by the impact of the organic revenue declines noted above for power generation equipment.

Industrial Products and Services and Other

	Three months ended			Six months ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Change	2013	2012	% Change
Revenues	$212.9	$216.0	(1.4)	$427.4	$418.8	2.1
Income	30.8	29.1	5.8	57.8	55.9	3.4
% of revenues	14.5%	13.5%		13.5%	13.3%
Components of revenue growth (decline):
Organic growth (decline)			(1.3)			2.3
Foreign currency			(0.1)			(0.2)
Net revenue growth (decline)			(1.4)			2.1

Revenues — For the three months ended June 29, 2013, the decrease in revenues, compared to the respective 2012 period, was due to a decline in organic revenue primarily related to reduced sales of communications technology equipment.

For the six months ended June 29, 2013, the increase in revenues, compared to the respective 2012 period, was due to an increase in organic revenue related primarily to increased sales of power transformers, partially offset by the decline noted above for communications technology equipment.

Income — For the three and six months ended June 29, 2013, the increase in income and margin, compared to the respective 2012 periods, was due primarily to leverage on increased sales volumes and improved operational execution at our power transformer business.

Corporate and Other Expenses

	Three months ended			Six months ended
	June 29,	June 30,		June 29,	June 30,
	2013	2012	% Change	2013	2012	% Change
Total consolidated revenues	$1,216.6	$1,241.9	(2.0)	$2,349.2	$2,392.9	(1.8)
Corporate expense	25.1	22.0	14.1	56.0	54.4	2.9
% of revenues	2.1%	1.8%		2.4%	2.3%
Pension and postretirement expense	6.2	9.1	(31.9)	12.4	18.2	(31.9)
Stock-based compensation expense	5.3	6.5	(18.5)	25.6	28.3	(9.5)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the three and six months ended June 29, 2013 included charges (credits) of $2.0 and $4.1, respectively, associated with earnings (losses) during the periods on participant deferred compensation account balances, compared to ($1.1) and $2.1, respectively, during the three and six months ended June 30, 2012.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. During the first half of 2013, we made contributions to our domestic and foreign pension plans of approximately $291.0, including a $250.0 discretionary contribution to a domestic qualified pension plan.  This discretionary contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $3.1 and $6.2 during the three and six months ended June 29, 2013, respectively.  See Note 9 to our condensed consolidated financial statements for additional details on pension and postretirement expense for the first half of 2013 and 2012.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three and six months ended June 29, 2013, compared to the respective periods in 2012, was due primarily to a reduction in stock-based compensation associated with our executive officer group.

OUTLOOK

The following highlights our backlog as of June 29, 2013 and December 31, 2012, and the revenue and profit margin expectations for our reportable and other operating segments for 2013 based on information available at the time of this report.

Flow Technology reportable segment

In the first half of 2013, the segment experienced a revenue decrease of 3.0%, including an organic decline of 2.7%. For 2013, we are projecting full year revenues to increase between 0% and 3% as a result of organic revenue growth associated primarily with the oil and gas and general industrial end-markets in the Americas and Europe, offset by declines in Asia Pacific resulting from the impact of large projects executed in 2012 that are not expected to repeat in 2013. We are projecting margins to be between 11.4% and 11.7% for 2013, compared to 10.6% in 2012. The projected increase in margins in 2013 is due primarily to improved execution at our European and U.S. operations. The segment had backlog of $1,319.8 and $1,360.0 as of June 29, 2013 and December 31, 2012, respectively. We expect to convert approximately 67% of the segment’s June 29, 2013 backlog to revenues during the remainder of 2013.

Thermal Equipment and Services reportable segment

In the first half of 2013, the segment experienced a revenue decrease of 2.0%, with the impact of a stronger U.S. dollar more than offsetting an organic growth of 1.2%. We are projecting revenues to decrease between 7% and 9% for the full year 2013, as we are not expecting the global power generation market to rebound in the near-term. We are projecting margins to be between 5.6% and 5.9% for 2013, compared to 7.2% in 2012. We had backlog of $700.3 and $786.9 as of June 29, 2013 and December 31, 2012, respectively, across the segment, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 44% of the segment’s June 29, 2013 backlog to revenues during the remainder of 2013. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services and Other

In the first half of 2013, this group of businesses experienced a revenue increase of 2.1%, including an organic growth of 2.3%. We are projecting an increase in revenues of between 9% and 14% for the full year 2013, primarily as a result of increasing volumes for both medium and large power transformers. We are projecting margins to be between 14.3% and 14.6% for 2013. Backlog totaled $494.1 and $445.4 as of June 29, 2013 and December 31, 2012, respectively. We expect to convert approximately 62% of the June 29, 2013 backlog to revenues during the remainder of 2013.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 29, 2013 and June 30, 2012.

Cash Flow

	Six months ended
	June 29,	June 30,
	2013	2012
Continuing operations:
Cash flows used in operating activities	$(300.8)	$(183.9)
Cash flows used in investing activities	(38.2)	(57.0)
Cash flows from (used in) financing activities	(279.1)	64.8
Cash flows used in discontinued operations	(12.9)	(39.3)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.2)	(8.1)
Net change in cash and equivalents	$(631.2)	$(223.5)

Operating Activities — The increase in cash flows used in operating activities during the six months ended June 29, 2013, as compared to the same period in 2012, was due primarily to approximately $291.0 of contributions to our domestic and foreign pension plans during the first half of 2013, $250.0 of which was discretionary, compared to approximately $24.0 of contributions to those plans during the first half of 2012. This increase in cash outflows was offset partially by an improvement in cash flows at Clyde Union, as Clyde Union generated approximately $25.0 of operating cash inflows during the first half of 2013 compared to operating cash outflows of approximately $75.0 during the first half of 2012, which were required in order to fund the business’s initial working capital requirements.  In addition, our other businesses experienced an improvement in operating cash flows during the first half of 2013, when compared to the same period in 2012, primarily attributable to more favorable working capital trends.

Investing Activities — The decrease in cash used in investing activities during the six months ended June 29, 2013, as compared to the same period in 2012, was due primarily to the acquisition of Seital S.r.l. during the first quarter of 2012 for $28.0 (there were no business acquisitions in the first half of 2013). This decrease was offset partially by cash received during the first half of 2012 of $8.2 in connection with the sale of the China dry cooling business to the joint venture we formed with Shanghai Electric Group Co., Ltd.

Financing Activities — The use of cash in financing activities during the six months ended June 29, 2013, as compared to the inflows of cash during the same period in 2012, was due primarily to net repayments of debt during the first half of 2013 of $3.4, compared to net borrowings of $160.7 in the first half of 2012, and an increase in common stock repurchases from $75.0 in the first half of 2012 to $249.0 in the first half of 2013. These decreases were offset partially by a decline in dividends paid ($12.2 in 2013 as compared to $25.3 in 2012), as dividends declared in the fourth quarter of 2012 were paid during such quarter while dividends declared in the fourth quarter of 2011 were paid during the first quarter of 2012.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 29, 2013 related primarily to Kayex and Dielectric, while cash flows used in discontinued operations for the six months ended June 30, 2012 related primarily to Service Solutions, Kayex and Dielectric.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2013. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				June 29,
	2012	Borrowings	Repayments	Other (4)	2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan (1)	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	35.0	(35.0)	—	—
Other indebtedness (3)	117.0	3.0	(6.4)	3.6	117.2
Total debt	1,692.0	$325.0	$(328.4)	$3.6	1,692.2
Less: short-term debt	33.4				34.3
Less: current maturities of long-term debt	8.7				80.9
Total long-term debt	$1,649.9				$1,577.0

(1)            The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $500.0, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

(2)            As of June 29, 2013, we could borrow under this arrangement, on a continuous basis, up to $80.0, as available. At June 29, 2013, we had $34.6 of available borrowing capacity under this facility.

(3)            Primarily included capital lease obligations of $76.6 and $82.3 and balances under a purchase card program of $28.2 and $27.9 at June 29, 2013 and December 31, 2012, respectively.

(4)            “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under a purchase card program allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At June 29, 2013, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At June 29, 2013, we had $533.6 of available borrowing capacity under our revolving credit facilities after giving effect to $66.4 reserved for outstanding letters of credit. In addition, at June 29, 2013, we had $500.4 of available issuance capacity under our foreign credit instrument facility after giving effect to $699.6 reserved for outstanding letters of credit. Lastly, and as noted above, we had $34.6 available borrowing capacity under the trade receivables financing agreement at June 29, 2013.

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

As of June 29, 2013, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach for determining fair value, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, South African Rand, CNY and British Pound.

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, as the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value will subsequently be reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value will be recorded as a component of “Other income (expense), net” in the period it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs.

We had FX forward contracts with an aggregate notional amount of $128.5 and $107.3 outstanding as of June 29, 2013 and December 31, 2012, respectively. These FX forward contracts typically have maturity dates ranging from one to two years. We also had FX embedded derivatives with an aggregate notional amount of $103.3 and $96.3 at June 29, 2013 and December 31, 2012, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $3.2 and $3.4 as of June 29, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $3.4 of an unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	June 29, 2013				December 31, 2012
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.5	$—	$—	$—	$0.2	$—	$(0.4)	$—
FX embedded derivatives	0.5	—	(3.8)	(1.0)	0.3	—	(0.9)	(9.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At June 29, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 3.9 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 29, 2013 and December 31, 2012, the fair value of these contracts was $1.5 (current liability) and $0.2 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(1.2) and $0.1 as of June 29, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended June 29, 2013 and June 30, 2012 related to the ineffectiveness of these hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at June 29, 2013 for similar debt, was $1,692.1, compared to our carrying value of $1,615.6.

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

Other Matters

Contractual Obligations — There were no material changes in the amounts of our contractual obligations from those disclosed in our 2012 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $42.3 as of June 29, 2013. We believe that within the next 12 months it is reasonably possible that we could pay approximately $10.0 to $15.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Goodwill Impairment Testing — We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process. In addition, we test goodwill for impairment on a more frequent basis if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates.  Such indications may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  If Clyde Union is unable to achieve the financial forecasts included in its 2012 annual goodwill impairment analysis, which is highly dependent on an improvement in project profitability and order rates as well as the appropriate cost structure, we may be required to record a material impairment charge in a future period related to Clyde Union’s goodwill. During the first half of 2013, no events occurred or circumstances changed that would more likely than not reduce the fair value of Clyde Union below the carrying value of its net assets. Clyde Union’s goodwill totaled approximately $377.0 at June 29, 2013.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 29, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 29, 2013 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, as amended, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 29, 2013:

				Total number of shares	Maximum approximate dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (2)	under the plan or program (2)

3/31/13 - 4/30/13	300	(1)	$76.53	—
5/1/13 - 5/31/13	757,307	(1) (2)	76.75	756,840
6/1/13 - 6/29/13	774,624	(1) (2)	76.80	774,473
Total	1,532,231			1,531,313

(1)              Includes the surrender to us of 300, 467 and 151 shares of common stock in April, May and June of 2013, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)              In May and June of 2013, we purchased 756,840 and 774,473 shares of our common stock, respectively, in accordance with a share repurchase program authorized by our Board of Directors. We plan to repurchase a total of $200.0 in value of shares in 2013 on the open market, of which $144.6 had been repurchased as of June 29, 2013. Our Board of Directors has authorized stock repurchases up to the amount authorized by our senior credit facilities. We describe the limits on stock repurchases permitted under our senior credit facilities in Note 12 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K, as amended.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

10.1

Second Amendment to Credit Agreement, dated as of May 8, 2013, by and among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference from our Current Report on Form 8-K filed on May 9, 2013.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 29, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012; (ii) Condensed Consolidated Balance Sheets at June 29, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: July 31, 2013	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: July 31, 2013	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1

Second Amendment to Credit Agreement, dated as of May 8, 2013, by and among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference from our Current Report on Form 8-K filed on May 9, 2013.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 29, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012; (ii) Condensed Consolidated Balance Sheets at June 29, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.