Form 10-Q
period 2013-09-28
SPX CORP
filed 2013-10-30
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Common shares outstanding October 25, 2013 45,354,032

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues	$1,145.8	$1,176.7	$3,398.2	$3,465.0
Costs and expenses:
Cost of products sold	810.8	858.9	2,443.6	2,542.4
Selling, general and administrative	233.4	226.0	736.5	732.3
Intangible amortization	8.2	8.8	24.4	26.4
Impairment of intangible assets	—	—	2.0	—
Special charges, net	6.9	6.4	25.1	17.2
Operating income	86.5	76.6	166.6	146.7

Other income (expense), net	(4.1)	—	(4.2)	19.0
Interest expense	(27.1)	(28.7)	(83.4)	(85.0)
Interest income	2.6	1.6	6.2	4.5
Equity earnings in joint ventures	11.4	8.6	30.6	25.0
Income from continuing operations before income taxes	69.3	58.1	115.8	110.2

Income tax provision	(12.3)	(9.6)	(17.2)	(27.0)
Income from continuing operations	57.0	48.5	98.6	83.2

Income from discontinued operations, net of tax	4.9	12.4	10.2	39.6
Gain (loss) on disposition of discontinued operations, net of tax	0.2	(0.7)	(2.3)	(1.6)
Income from discontinued operations, net of tax	5.1	11.7	7.9	38.0

Net income	62.1	60.2	106.5	121.2
Net income (loss) attributable to noncontrolling interests	(0.8)	2.4	2.5	2.5
Net income attributable to SPX Corporation common shareholders	$62.9	$57.8	$104.0	$118.7

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$57.8	$46.1	$96.3	$80.5
Income from discontinued operations, net of tax	5.1	11.7	7.7	38.2
Net income	$62.9	$57.8	$104.0	$118.7

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.29	$0.92	$2.11	$1.60
Income from discontinued operations attributable to SPX Corporation common shareholders	0.12	0.24	0.17	0.77
Net income per share attributable to SPX Corporation common shareholders	$1.41	$1.16	$2.28	$2.37

Weighted-average number of common shares outstanding — basic	44.709	49.958	45.592	50.174

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.28	$0.92	$2.09	$1.58
Income from discontinued operations attributable to SPX Corporation common shareholders	0.12	0.24	0.16	0.76
Net income per share attributable to SPX Corporation common shareholders	$1.40	$1.16	$2.25	$2.34

Weighted-average number of common shares outstanding — diluted	45.037	50.038	46.140	50.799

Comprehensive income	$137.6	$139.6	$121.8	$134.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 28,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and equivalents	$490.7	$984.1
Accounts receivable, net	1,200.2	1,311.8
Inventories, net	570.1	522.9
Other current assets	143.1	148.7
Deferred income taxes	74.7	92.4
Assets of discontinued operations	157.8	142.6
Total current assets	2,636.6	3,202.5
Property, plant and equipment:
Land	45.1	43.5
Buildings and leasehold improvements	384.6	389.7
Machinery and equipment	781.5	776.4
	1,211.2	1,209.6
Accumulated depreciation	(509.7)	(480.8)
Property, plant and equipment, net	701.5	728.8
Goodwill	1,511.9	1,509.8
Intangibles, net	927.2	955.3
Other assets	771.7	733.7
TOTAL ASSETS	$6,548.9	$7,130.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$482.3	$553.1
Accrued expenses	935.1	980.0
Income taxes payable	15.0	126.5
Short-term debt	29.7	33.4
Current maturities of long-term debt	98.4	8.7
Liabilities of discontinued operations	31.5	34.9
Total current liabilities	1,592.0	1,736.6

Long-term debt	1,558.7	1,649.9
Deferred and other income taxes	323.7	251.1
Other long-term liabilities	933.0	1,212.5
Total long-term liabilities	2,815.4	3,113.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,748,064 and 45,339,854 issued and outstanding at September 28, 2013, respectively, 99,453,784 and 48,303,707 issued and outstanding at December 31, 2012, respectively)	1,003.9	998.9
Paid-in capital	1,567.7	1,553.7
Retained earnings	2,766.3	2,696.6
Accumulated other comprehensive loss	(213.0)	(228.9)
Common stock in treasury (54,408,210 and 51,150,077 shares at September 28, 2013 and December 31, 2012, respectively)	(2,997.5)	(2,751.6)
Total SPX Corporation shareholders’ equity	2,127.4	2,268.7
Noncontrolling interests	14.1	11.3
Total equity	2,141.5	2,280.0
TOTAL LIABILITIES AND EQUITY	$6,548.9	$7,130.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 28,	September 29,
	2013	2012
Cash flows used in operating activities:
Net income	$106.5	$121.2
Less: Income from discontinued operations, net of tax	7.9	38.0
Income from continuing operations	98.6	83.2
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	25.1	17.2
Impairment of intangible assets	2.0	—
Gain on sale of a business	—	(20.5)
Deferred and other income taxes	89.3	5.4
Depreciation and amortization	84.5	81.7
Pension and other employee benefits	32.2	43.7
Stock-based compensation	29.3	33.9
Other, net	4.2	10.7
Changes in operating assets and liabilities, net of effects from acquisition and divestitures:
Accounts receivable and other assets	78.1	(192.4)
Inventories	(58.5)	(22.4)
Accounts payable, accrued expenses and other	(263.8)	(175.1)
Discretionary pension contribution	(250.0)	—
Cash spending on restructuring actions	(21.1)	(15.3)
Net cash used in continuing operations	(150.1)	(149.9)
Net cash used in discontinued operations	(7.4)	(3.3)
Net cash used in operating activities	(157.5)	(153.2)
Cash flows used in investing activities:
Proceeds from asset sales and other, net	9.8	10.0
(Increase) decrease in restricted cash	(0.1)	1.9
Business acquisition, net of cash acquired	—	(30.5)
Capital expenditures	(42.5)	(56.2)
Net cash used in continuing operations	(32.8)	(74.8)
Net cash from (used in) discontinued operations	1.5	(6.1)
Net cash used in investing activities	(31.3)	(80.9)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	287.0	886.0
Repayments under senior credit facilities	(287.0)	(781.9)
Borrowings under trade receivables agreement	35.0	127.3
Repayments under trade receivables agreement	(35.0)	(81.3)
Net repayments under other financing arrangements	(9.7)	(4.8)
Purchases of common stock	(249.0)	(75.0)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(16.5)	5.1
Financing fees paid	—	(0.2)
Change in noncontrolling interest in subsidiary	1.9	—
Dividends paid	(23.5)	(38.5)
Net cash from (used in) continuing operations	(296.8)	36.7
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	(296.8)	36.7
Change in cash and equivalents due to changes in foreign currency exchange rates	(7.8)	(7.3)
Net change in cash and equivalents	(493.4)	(204.7)
Consolidated cash and equivalents, beginning of period	984.1	551.0
Consolidated cash and equivalents, end of period	$490.7	$346.3

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

Our significant investments reported under the equity method are our 44.5% interest in the EGS Electrical Group, LLC and subsidiaries (“EGS”) joint venture and our 45% interest in Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (“Shanghai Electric JV”). We account for our EGS investment on a three-month lag, and our equity earnings in this investment, as included in our condensed consolidated statements of operations, totaled $11.4 and $30.5 for the three and nine months ended September 28, 2013, respectively, and $8.6 and $25.1 for the three and nine months ended September 29, 2012, respectively. Summarized financial results of EGS for the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues	$129.1	$127.5	$380.2	$387.2
Gross profit	57.0	52.8	164.7	161.7
Income from continuing operations	25.7	19.4	68.5	56.4
Net income	25.7	19.4	68.5	56.4

The Shanghai Electric JV’s results of operations and our equity earnings in this investment, as included in our condensed consolidated statements of operations, were not material for the three and nine months ended September 28, 2013 and September 29, 2012. See Note 3 for further details on the Shanghai Electric JV.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K, as amended (“2012 Annual Report on Form 10-K”). Interim results may not be indicative of full year results. We have reclassified certain prior period amounts, including the results of discontinued operations, to conform to the current period presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations.

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2013 were March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. We had two fewer days in the first quarter of 2013 and will have one more day in the fourth quarter of 2013 than in the respective 2012 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply to our business.

In December 2011, and as amended in January 2013, the Financial Accounting Standards Board (“FASB”) issued disclosure guidance relating to offsetting, whereby entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement or similar agreement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The guidance applies to a) recognized financial and derivative instruments offset in accordance with either the Balance Sheet or Derivatives and Hedging topics of the FASB Accounting Standards Codification (“Codification”) and b) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and shall be applied retrospectively for all comparative periods presented. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 11 to our condensed consolidated financial statements herein.

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

In July 2013, the FASB issued an amendment to guidance to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively, a “carryforward”) exists. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for the carryforward, except to the extent (i) the carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.  In these cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment applies to all entities that have unrecognized tax benefits when a carryforward exists at the reporting date. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013 and shall be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

(3)                                 ACQUISITION, DISCONTINUED OPERATIONS AND FORMATION OF SHANGHAI ELECTRIC JV

Acquisition

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

We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, or we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months. During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses which were previously reported within Industrial Products and Services and Other. These businesses have been reported, for all periods presented, as discontinued operations within the accompanying condensed consolidated financial statements. We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months.

The following businesses were discontinued in a prior quarter:

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

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 during that quarter, with the loss associated primarily with severance costs and asset impairment charges. During the third quarter of 2013, we recorded a gain, net of taxes, of $3.6 associated primarily with the sale of a perpetual license related to certain of the business’s intangible assets. Proceeds related to the above sales transaction totaled $6.9.

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

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the three and nine months ended September 28, 2013, we reduced the net gain by $3.1 and $1.5, respectively, associated primarily with the working capital settlement and revisions to income tax and other retained liabilities related to the sale. During the third quarter of 2013, we received $0.8 associated with the working capital settlement.

In addition to the businesses discussed above, we recognized net losses of $0.3 and $1.9 during the three and nine months ended September 28, 2013, respectively, and net losses of $0.7 and $1.6 during the three and nine months ended September 29, 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 periods.

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

For the three and nine months ended September 28, 2013 and September 29, 2012, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Income from discontinued operations	$8.7	$17.7	$12.2	$57.7
Income tax provision	(3.6)	(6.0)	(4.3)	(19.7)
Income from discontinued operations, net	$5.1	$11.7	$7.9	$38.0

For the three and nine months ended September 28, 2013 and September 29, 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues	$50.7	$269.6	$154.2	$877.8
Pre-tax income	8.3	18.8	15.0	60.5

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	September 28,	December 31,
	2013	2012
Assets:
Accounts receivable, net	$28.4	$21.2
Inventories, net	40.9	32.7
Other current assets	1.1	1.2
Property, plant and equipment, net	16.8	16.2
Goodwill and intangibles, net	70.6	71.3
Assets of discontinued operations	$157.8	$142.6

Liabilities:
Accounts payable	$17.1	$18.3
Accrued expenses	14.4	16.6
Liabilities of discontinued operations	$31.5	$34.9

Formation of Shanghai Electric JV

On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established the Shanghai Electric JV, a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of CNY 96.7, with CNY 51.5 received in January 2012, CNY 25.8 received in December 2012, and the remaining CNY 19.4 received in July 2013. Final approval for the transaction was not received until January 13, 2012. We determined that this transaction met the deconsolidation criteria of the Codification, and, thus, recorded a gain on the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. We recorded the net gain associated with this transaction of $20.5 in the first quarter of 2012, with the gain included in “Other income (expense), net.”

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

We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting topic of the Codification, have been combined within our “All Other” category, which we refer to as Industrial Products and Services and Other. The operating segments in this “All Other” category generally serve industrial end-markets. Industrial Products and Services and Other is not considered a reportable segment.

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

Flow Technology Reportable Segment

Our Flow Technology reportable segment engineers, designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation, including turnkey systems, skidded systems and components, as well as comprehensive aftermarket components and support services. Primary component offerings include engineered pumps, valves, mixers, plate heat exchangers, and dehydration and filtration technologies. The segment primarily serves customers in food and beverage, power and energy and industrial end-markets. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end-markets. Flow Technology’s solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

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

As indicated in Note 3, during the third quarter of 2013, we committed to a plan to divest certain of these operating segments, which have been included in discontinued operations in the condensed consolidated financial statements herein, for all periods presented.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments, including the results of Seital from the date of its acquisition, were as follows:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues (1):
Flow Technology reportable segment	$651.6	$648.6	$1,918.0	$1,954.0
Thermal Equipment and Services reportable segment	324.1	375.5	979.5	1,044.2
Industrial Products and Services and Other	170.1	152.6	500.7	466.8
Total revenues	$1,145.8	$1,176.7	$3,398.2	$3,465.0

Income:
Flow Technology reportable segment	$83.1	$78.1	$205.1	$194.3
Thermal Equipment and Services reportable segment	21.7	29.1	49.6	55.8
Industrial Products and Services and Other	24.7	17.0	69.1	55.9
Total income for reportable and other operating segments	129.5	124.2	323.8	306.0

Corporate expense	(26.2)	(24.9)	(82.2)	(79.3)
Pension and postretirement expense	(6.2)	(10.7)	(18.6)	(28.9)
Stock-based compensation expense	(3.7)	(5.6)	(29.3)	(33.9)
Impairment of intangible assets	—	—	(2.0)	—
Special charges, net	(6.9)	(6.4)	(25.1)	(17.2)

Consolidated operating income	$86.5	$76.6	$166.6	$146.7

(1)                             Under the percentage of completion method, we recognized revenues of $317.2 and $394.9 in the three months ended September 28, 2013 and September 29, 2012, respectively. For the nine months ended September 28, 2013 and September 29, 2012, revenues under the percentage of completion method were $1,012.9 and $1,129.6, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $303.8 and $359.7 as of September 28, 2013 and December 31, 2012, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $208.3 and $248.6 as of September 28, 2013 and December 31, 2012, respectively. The September 28, 2013 balance is reported as a component of “Accrued expenses” in the condensed consolidated balance sheet. The December 31, 2012 balance includes $248.4 reported as a component of “Accrued expenses” and $0.2 as a component of “Other long-term liabilities” in the condensed consolidated balance sheet.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and nine months ended September 28, 2013 and September 29, 2012 are summarized and described in more detail below:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Flow Technology reportable segment	$6.4	$5.5	$11.4	$12.7
Thermal Equipment and Services reportable segment	0.4	0.4	12.0	2.8
Industrial Products and Services and Other	0.1	0.3	1.2	0.3
Corporate	—	0.2	0.5	1.4
Total	$6.9	$6.4	$25.1	$17.2

Flow Technology reportable segment — Charges for the three and nine months ended September 28, 2013 related primarily to severance costs associated with (i) restructuring initiatives at Clyde Union locations in the U.K. and the U.S. and (ii) the operational realignment of the segment’s reporting structure. These actions were taken primarily to reduce the cost base of Clyde Union, as we continue to integrate the business into our Flow Technology reportable segment, and to further align the segment’s operational structure to its key end-markets. Charges for the three and nine months ended September 29, 2012 related primarily to cost reduction initiatives for the segment’s components business in Europe and at locations in Canada and Denmark, as well as costs associated with the relocation of the segment’s Americas shared service center from Des Plaines, IL to Charlotte, NC, the initial integration of Clyde Union, and the reorganization of the segment’s systems business.

Thermal Equipment and Services reportable segment — Charges for the three and nine months ended September 28, 2013 related primarily to severance and other costs associated with restructuring actions initiated during the second quarter of 2013 at our Balcke Duerr business in Germany. These actions were taken to reduce the cost base of the business in response to reduced demand for nuclear power products and services in Europe. Charges for the three and nine months ended September 29, 2012 related primarily to costs associated with restructuring initiatives at two locations in China, including asset impairment charges of $0.1 and $1.4, respectively, and severance costs associated with transferring certain functions of our boiler and heating products business to Chicago, IL.

Industrial Products and Services and Other — Charges for the three and nine months ended September 28, 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S. Charges for the three and nine months ended September 29, 2012 related primarily to the consolidation of two locations in Maine.

Corporate — Charges for the nine months ended September 28, 2013 related to costs associated with the early termination of two building leases and an asset impairment charge of $0.3. Charges for the three and nine months ended September 29, 2012 related primarily to costs associated with consolidating certain corporate functions and our legal entity reduction initiative.

Expected charges still to be incurred under actions approved as of September 28, 2013 are approximately $4.0.

The following is an analysis of our restructuring liabilities for the nine months ended September 28, 2013 and September 29, 2012:

	Nine months ended
	September 28,	September 29,
	2013	2012
Balance at beginning of period	$16.4	$11.0
Special charges (1)	27.5	14.9
Utilization — cash (2)	(23.8)	(15.3)
Currency translation adjustment and other	0.5	0.1
Balance at end of period	$20.6	$10.7

(1)                                 The nine months ended September 28, 2013 and September 29, 2012 included $4.4 and $0, respectively, of charges that related to discontinued operations for which we have retained the related liabilities, and excluded $2.0 and $2.3, respectively, of non-cash charges that did not impact the restructuring liabilities.

(2)                                 The nine months ended September 28, 2013 included $2.7 of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories, net, comprised the following:

	September 28,	December 31,
	2013	2012
Finished goods	$160.0	$127.7
Work in process	191.7	161.7
Raw material and purchased parts	238.6	253.2
Total FIFO cost	590.3	542.6
Excess of FIFO cost over LIFO inventory value	(20.2)	(19.7)
Total inventories, net	$570.1	$522.9

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 23% and 18% of total inventory at September 28, 2013 and December 31, 2012, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		resulting from		Currency
	December 31,	business		Translation	September 28,
	2012	combinations	Impairments	and other	2013
Flow Technology reportable segment
Gross goodwill	$1,114.6	$—	$—	$1.7	$1,116.3
Accumulated impairments	—	—	—	—	—
Goodwill	1,114.6	—	—	1.7	1,116.3

Thermal Equipment and Services reportable segment
Gross goodwill	563.7	—	—	4.4	568.1
Accumulated impairments	(395.7)	—	—	(2.8)	(398.5)
Goodwill	168.0	—	—	1.6	169.6

Industrial Products and Services and Other
Gross goodwill	367.6	—	—	(1.3)	366.3
Accumulated impairments	(140.4)	—	—	0.1	(140.3)
Goodwill	227.2	—	—	(1.2)	226.0

Total
Gross goodwill	2,045.9	—	—	4.8	2,050.7
Accumulated impairments	(536.1)	—	—	(2.7)	(538.8)
Goodwill	$1,509.8	$—	$—	$2.1	$1,511.9

Other Intangibles

Identifiable intangible assets comprised the following:

	September 28, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patents	$8.6	$(8.2)	$0.4	$8.6	$(8.0)	$0.6
Technology	195.0	(49.6)	145.4	190.3	(41.4)	148.9
Customer relationships	409.1	(73.8)	335.3	415.2	(58.1)	357.1
Other	29.2	(17.3)	11.9	29.0	(16.1)	12.9
	641.9	(148.9)	493.0	643.1	(123.6)	519.5
Trademarks with indefinite lives	434.2	—	434.2	435.8	—	435.8
Total	$1,076.1	$(148.9)	$927.2	$1,078.9	$(123.6)	$955.3

At September 28, 2013, the net carrying value of intangible assets with determinable lives were $437.4 in the Flow Technology reportable segment, $48.5 in the Thermal Equipment and Services reportable segment and $7.1 in Industrial Products and Services and Other. At September 28, 2013, trademarks with indefinite lives were $289.3 in the Flow Technology reportable segment, $126.2 in the Thermal Equipment and Services reportable segment and $18.7 in Industrial Products and Services and Other.

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

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  Clyde Union’s ability to recover its goodwill is highly dependent on the level of future orders and a continuous improvement in profitability.  Order rates for the first nine months of 2013 generally have been consistent with the related assumptions included in the business’s 2012 annual goodwill impairment analysis and order rates for the foreseeable future are expected to remain at current levels or improve as the oil and gas end-markets served by Clyde Union remain strong.  Clyde Union’s profitability for each of the first three quarters of 2013 has improved sequentially, with further improvement expected in the fourth quarter of 2013 and into 2014 and the years thereafter, primarily as a result of improvements in project selection and execution as well as cost reductions associated with the restructuring actions undertaken in 2012 and 2013.  As such, we believe that the financial forecasts included in Clyde Union’s 2012 annual goodwill impairment analysis remain achievable and, thus, conclude that there have been no events or changes in circumstances that would more likely than not reduce the fair value of Clyde Union below the carrying value of its net assets. Clyde Union’s goodwill totaled approximately $387.0 at September 28, 2013.

In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union. Other changes in the gross carrying values of identifiable intangible assets relate primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the first nine months of 2013 and 2012:

	Nine months ended
	September 28,	September 29,
	2013	2012
Balance at beginning of period	$59.7	$55.7
Provision	15.1	16.6
Usage	(22.4)	(18.8)
Balance at end of period	52.4	53.5
Less: Current portion of warranty	42.6	43.7
Non-current portion of warranty	$9.8	$9.8

(9)                                 EMPLOYEE BENEFIT PLANS

Net periodic benefit expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$1.9	$2.9	$5.6	$7.6
Interest cost	12.0	13.6	36.0	40.6
Expected return on plan assets	(18.8)	(15.7)	(56.3)	(47.5)
Amortization of unrecognized losses	9.0	7.6	27.0	21.3
Amortization of unrecognized prior service credits	—	(0.2)	—	(0.4)
Curtailment loss	—	—	—	0.1
Net periodic pension benefit expense	$4.1	$8.2	$12.3	$21.7

Foreign Pension Plans

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$0.6	$0.7	$2.0	$2.0
Interest cost	3.4	3.6	10.0	10.8
Expected return on plan assets	(4.4)	(4.2)	(13.1)	(12.4)
Amortization of unrecognized losses	0.7	0.4	2.0	1.1
Total net periodic pension benefit expense	0.3	0.5	0.9	1.5
Less: Net periodic pension benefit expense of discontinued operations	(0.2)	(0.3)	(0.6)	(0.9)
Net periodic pension benefit expense of continuing operations	$0.1	$0.2	$0.3	$0.6

Postretirement Plans

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.2	1.7	3.6	4.6
Amortization of unrecognized losses	1.1	0.8	3.1	2.7
Amortization of unrecognized prior service credits	(0.4)	(0.3)	(1.0)	(1.0)
Net periodic postretirement benefit expense	$2.0	$2.3	$6.0	$6.6

Employer Contributions

During the first nine months of 2013, we made contributions to our domestic and foreign pension plans of approximately $293.0, including a $250.0 discretionary contribution to a domestic qualified pension plan. This discretionary contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $9.4 in the first nine months of 2013. Of our 2013 contributions, $1.8 related to businesses that have been disposed of and classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 28, 2013:

	December 31,				September 28,
	2012	Borrowings	Repayments	Other (4)	2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan (1)	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	35.0	(35.0)	—	—
Other indebtedness (3)	117.0	3.0	(12.7)	4.5	111.8
Total debt	1,692.0	$325.0	$(334.7)	$4.5	1,686.8
Less: short-term debt	33.4				29.7
Less: current maturities of long-term debt	8.7				98.4
Total long-term debt	$1,649.9				$1,558.7

(1)                   The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $500.0, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

(2)                   As of September 28, 2013, we could borrow under this arrangement, on a continuous basis, up to $80.0, as available. At September 28, 2013, we had $42.6 of available borrowing capacity under this facility.

(3)                   Primarily included capital lease obligations of $75.6 and $82.3, and balances under purchase card programs of $27.6 and $27.9 at September 28, 2013 and December 31, 2012, respectively.

(4)                   “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2012 Annual Report on Form 10-K.

At September 28, 2013, we had $61.3 and $675.2, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $6.7 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 2.3% at September 28, 2013.

At September 28, 2013, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2012 Annual Report on Form 10-K.

(11)                          FINANCIAL INSTRUMENTS

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, South African Rand, CNY and British Pound (“GBP”).

From time to time, we enter into currency protection agreements (“FX forward contracts”) to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income (expense), net” in the period in which it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $138.7 and $107.3 outstanding as of September 28, 2013 and December 31, 2012, respectively. These FX forward contracts had maturity dates ranging, primarily, from one to two years. We also had FX embedded derivatives with an aggregate notional amount of $128.9 and $96.3 at September 28, 2013 and December 31, 2012, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.7 and $3.4 as of September 28, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $1.3 of an unrealized loss to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At September 28, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 3.7 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.1 as of September 28, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended September 28, 2013 and September 29, 2012 related to the ineffectiveness of these hedges was not material.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at September 28, 2013 and December 31, 2012, respectively:

	September 28, 2013			December 31, 2012
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities
FX Forward Contracts:
Counterparty A	$0.5	$—	$0.5	$0.2	$(0.3)	$(0.1)
Counterparty B	0.1	(0.6)	(0.5)	0.1	(0.2)	(0.1)
Totals (1)	$0.6	$(0.6)	$—	$0.3	$(0.5)	$(0.2)

Commodity Contracts:
Counterparty A (2)	$0.1	$—	$0.1	$0.3	$(0.1)	$0.2

(1)                   We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our balance sheets are as follows:

	September 28,	December 31,
	2013	2012
Designated as hedging instruments:
Other current assets	$0.1	$0.1
Accrued expenses	—	(0.3)
	0.1	(0.2)

Not designated as hedging instruments:
Other current assets	0.4	0.1
Accrued expenses	(0.5)	(0.1)
	(0.1)	—
Net fair value of FX forward contracts in balance sheets	$—	$(0.2)

(2)                   Related contracts are designated as hedging instruments. Net amounts at September 28, 2013 and December 31, 2012 are recorded in “Other current assets”.

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of September 28, 2013 and December 31, 2012:

	September 28,	December 31,
Balance Sheet Classification	2013	2012
Other current assets	$0.6	$0.3
Other noncurrent assets	0.8	—
Accrued expenses	(6.1)	(0.9)
Other long-term liabilities	(0.6)	(9.8)
	$(5.3)	$(10.4)

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and nine months ended September 28, 2013 and September 29, 2012:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
FX forward contracts	$(0.2)	$(0.6)	$(4.2)	$(1.2)
Commodity contracts	0.8	0.8	(1.5)	1.0
	$0.6	$0.2	$(5.7)	$(0.2)

The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Revenues’’ for FX forward contracts and ‘‘Cost of products sold’’ for commodity contracts for the three and nine months ended September 28, 2013 and September 29, 2012 :

	Three months ended (1)		Nine months ended (1)
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
FX forward contracts	$(2.1)	$(0.8)	$(3.0)	$(1.2)
Commodity contracts	(0.6)	0.3	(0.5)	(0.7)
	$(2.7)	$(0.5)	$(3.5)	$(1.9)

(1)                   During the nine months ended September 28, 2013, losses of $0.2 were recognized in “Other income (expense), net” relating to derivative ineffectiveness and amounts excluded from effectiveness testing. During the three and nine months ended September 29, 2012, losses of $0.2 and $0.3 were recognized in other income (expense), net relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and nine months ended September 28, 2013 and September 29, 2012 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
FX forward contracts	$0.9	$1.8	$(1.0)	$2.0
FX embedded derivatives	(0.8)	(1.8)	4.9	(3.1)
	$0.1	$—	$3.9	$(1.1)

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Earnings Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Weighted-average number of common shares used in basic income per share	44.709	49.958	45.592	50.174
Dilutive securities — employee stock options, restricted stock shares and restricted stock units	0.328	0.080	0.548	0.625
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.037	50.038	46.140	50.799

All stock options were included in the computation of diluted income per share for the three and nine months ended September 28, 2013. The total number of stock options not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.003 for both the three and nine months ended September 29, 2012. For the three and nine months ended September 28, 2013, 0.857 and 0.758 of unvested restricted stock shares and restricted stock units, respectively, were excluded from the computation of diluted income per share because required market thresholds for vesting were not met, compared to 1.784 and 0.931 that were excluded for the three and nine months ended September 29, 2012, respectively.

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

Compensation expense within income from continuing operations related to share-based awards totaled $3.7 and $5.6 for the three months ended September 28, 2013 and September 29, 2012, respectively, and $29.3 and $33.9 for the nine months ended September 28, 2013 and September 29, 2012, respectively. The related tax benefit was $1.4 and $2.2 for the three months ended September 28, 2013 and September 29, 2012, respectively, and $10.7 and $12.9 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Accumulated Other Comprehensive Loss

The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended September 28, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$225.8	$(4.4)	$(3.8)	$(505.4)	$(287.8)
Other comprehensive gain (loss) before reclassifications	70.1	0.5	(0.8)	(3.3)	66.5
Amounts reclassified from accumulated other comprehensive loss	—	1.8	—	6.5	8.3
Current-period other comprehensive gain (loss)	70.1	2.3	(0.8)	3.2	74.8
Balance at end of period	$295.9	$(2.1)	$(4.6)	$(502.2)	$(213.0)

(1)                       Net of tax benefit of $1.9 and $2.9 as of September 28, 2013 and June 29, 2013, respectively.

(2)                       Net of tax benefit of $307.6 and $310.9 as of September 28, 2013 and June 29, 2013, respectively. Includes $5.0 related to our share of the pension liability adjustment for EGS as of September 28, 2013 and June 29, 2013.

The changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 28, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$298.1	$(3.3)	$(3.1)	$(520.6)	$(228.9)
Other comprehensive loss before reclassifications	(2.2)	(1.1)	(1.5)	(1.1)	(5.9)
Amounts reclassified from accumulated other comprehensive loss	—	2.3	—	19.5	21.8
Current-period other comprehensive gain (loss)	(2.2)	1.2	(1.5)	18.4	15.9
Balance at end of period	$295.9	$(2.1)	$(4.6)	$(502.2)	$(213.0)

(1)                       Net of tax benefit of $1.9 and $2.5 as of September 28, 2013 and December 31, 2012, respectively.

(2)                       Net of tax benefit of $307.6 and $318.5 as of September 28, 2013 and December 31, 2012, respectively. Includes $5.0 and $3.8 related to our share of the pension liability adjustment for EGS as of September 28, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the three and nine months ended September 28, 2013:

	Amount Reclassified from AOCI
	Three months ended	Nine months ended	Affected Line Item in the
	September 28,	September 28,	Condensed Consolidated Statement
	2013	2013	of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$2.2	$3.0	Revenues
Commodity contracts	0.6	0.5	Cost of products sold
Pre-tax	2.8	3.5
Income taxes	(1.0)	(1.2)
	$1.8	$2.3

Amortization of pension and postretirement items:
Unrecognized losses and prior service credits	$4.5	$14.2	Cost of products sold
Unrecognized losses and prior service credits	5.9	16.9	Selling, general and administrative
Pre-tax	10.4	31.1
Income taxes	(3.9)	(11.6)
	$6.5	$19.5

Common Stock in Treasury

On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During 2012, we repurchased 3.606 shares of our common stock under this plan for $245.6, including $75.0 of repurchases during the first nine months of 2012. During January of 2013, we repurchased 1.514 shares of our common stock, completing the repurchases under the trading plan, for $104.4. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the first nine months of 2013.

During the nine months ended September 28, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $14.1 and increased by $11.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the nine months ended September 29, 2012, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $3.9 and increased by $1.8 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during each of the first three quarters of 2013 and 2012 were $0.25 per share and totaled $11.4, $11.5 and $11.4 during the first, second and third quarters of 2013, respectively, and $12.8, $12.7 and $12.7 during the first, second and third quarters of 2012, respectively. Third quarter dividends were paid on October 2, 2013 and October 3, 2012.

Changes in Equity

A summary of the changes in equity for the three months ended September 28, 2013 and September 29, 2012 is provided below:

	September 28, 2013			September 29, 2012
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$1,998.7	$12.9	$2,011.6	$2,165.2	$10.1	$2,175.3
Net income (loss)	62.9	(0.8)	62.1	57.8	2.4	60.2
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $1.0 and $0.3 for the three months ended September 28, 2013 and September 29, 2012, respectively	2.3	—	2.3	0.5	—	0.5
Net unrealized losses on available-for-sale securities	(0.8)	—	(0.8)	(2.9)	—	(2.9)
Pension liability adjustment, net of tax provision of $3.3 and $2.5 for the three months ended September 28, 2013 and September 29, 2012, respectively	3.2	—	3.2	3.7	—	3.7
Foreign currency translation adjustments	70.1	0.7	70.8	77.8	0.3	78.1
Total comprehensive income (loss), net	137.7	(0.1)	137.6	136.9	2.7	139.6
Dividends declared	(11.4)	—	(11.4)	(12.7)	—	(12.7)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.1 for the three months ended September 29, 2012	3.7	—	3.7	4.6	—	4.6
Amortization of restricted stock and restricted stock unit grants, including $0.4 relating to discontinued operations for the three months ended September 29, 2012	3.7	—	3.7	6.0	—	6.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	(2.0)	—	(2.0)	—	—	—
Dividends attributable to noncontrolling interests	—	—	—	—	(0.7)	(0.7)
Other changes in noncontrolling interests	(3.0)	1.3	(1.7)	—	—	—
Equity, end of period	$2,127.4	$14.1	$2,141.5	$2,300.0	$12.1	$2,312.1

A summary of the changes in equity for the nine months ended September 28, 2013 and September 29, 2012 is provided below:

	September 28, 2013			September 29, 2012
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,268.7	$11.3	$2,280.0	$2,227.3	$10.0	$2,237.3
Net income	104.0	2.5	106.5	118.7	2.5	121.2
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.6 and $0.6 for the nine months ended September 28, 2013 and September 29, 2012, respectively	1.2	—	1.2	1.1	—	1.1
Net unrealized losses on available-for-sale securities	(1.5)	—	(1.5)	(1.5)	—	(1.5)
Pension liability adjustment, net of tax provision of $10.9 and $7.6 for the nine months ended September 28, 2013 and September 29, 2012, respectively	18.4	—	18.4	13.2	—	13.2
Foreign currency translation adjustments	(2.2)	(0.6)	(2.8)	0.6	0.3	0.9
Total comprehensive income, net	119.9	1.9	121.8	132.1	2.8	134.9
Dividends declared	(34.3)	—	(34.3)	(38.2)	—	(38.2)
Exercise of stock options and other incentive plan activity, including tax benefit of $5.8 and $3.6 for the the nine months ended September 28, 2013 and September 29, 2012, respectively	18.1	—	18.1	23.2	—	23.2
Amortization of restricted stock and stock unit grants, including $1.0 relating to discontinued operations for the nine months ended September 29, 2012	29.3	—	29.3	34.9	—	34.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	(22.3)	—	(22.3)	(4.3)	—	(4.3)
Common stock repurchases	(249.0)	—	(249.0)	(75.0)	—	(75.0)
Dividends attributable to noncontrolling interest	—	—	—	—	(0.7)	(0.7)
Other changes in noncontrolling interests	(3.0)	0.9	(2.1)	—	—	—
Equity, end of period	$2,127.4	$14.1	$2,141.5	$2,300.0	$12.1	$2,312.1

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $548.8 (including $502.5 for risk management matters) and $548.6 (including $501.3 for risk management matters) at September 28, 2013 and December 31, 2012, respectively. Of these amounts, $499.8 and $497.0 were included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 28, 2013 and December 31, 2012, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $432.8 and $430.6 at September 28, 2013 and December 31, 2012, respectively, included in “Other assets” within our condensed consolidated balance sheets.

On December 22, 2011, our Flow Technology reportable segment completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 GBP, less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price included a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than GBP 0.0 or more than GBP 250.0. Although we are still in the process of completing the earn-out procedure set forth in the purchase agreement, no liability for an earn-out payment has been provided in the accompanying condensed consolidated balance sheets because, based on actual operating results for 2012, we do not believe Clyde Union achieved the required minimum Annual 2012 Group EBITDA.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial position, results of operations or cash flows. We have liabilities for site investigation and/or remediation at 94 sites (95 sites at December 31, 2012) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites at September 28, 2013 and December 31, 2012 at which the liability has not been settled, of which six sites as of September 28, 2013 and December 31, 2012 have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

In our opinion, after considering accruals established for such purposes, remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

Collaborative Arrangements

Collaborative arrangements are defined as a contractual arrangement in which the parties are (i) active participants to the arrangements and (ii) exposed to significant risks and rewards that depend on the commercial success of the endeavor. Costs incurred and revenues generated from transactions with third parties are required to be reported by the collaborators on the appropriate line item in their respective statements of operations.

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of September 28, 2013, our share of the aggregate contract value on open consortium arrangements was $257.5 (of which approximately 68% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $697.3. As of December 31, 2012, our share of the aggregate contract value on open consortium arrangements was $264.4 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $740.9. We recorded liabilities of $1.5 at both September 28, 2013 and December 31, 2012, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Uncertain Tax Positions

As of September 28, 2013, we had gross unrecognized tax benefits of $72.9 (net unrecognized tax benefits of $35.8). Of these net unrecognized tax benefits, $34.9, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 28, 2013, gross accrued interest excluded from the amounts above totaled $6.7 (net accrued interest of $5.0). There were no significant penalties recorded during the three and nine months ended September 28, 2013 or September 29, 2012.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $10.0 to $15.0.

Other Tax Matters

For the three months ended September 28, 2013, we recorded an income tax provision of $12.3 on $69.3 of pre-tax income from continuing operations, resulting in an effective rate of 17.7%.  This compares to an income tax provision for the three months ended September 29, 2012 of $9.6 on $58.1 of pre-tax income from continuing operations, resulting in an effective rate of 16.5%.  The effective tax rate for the third quarter of 2013 was impacted favorably by income tax benefits of (i) $6.4 associated with net reductions to valuation allowances recorded against certain foreign deferred income tax assets and (ii) $2.3 recorded in connection with various audit settlements and statute expirations during the period.  The effective tax rate for the third quarter of 2012 was impacted favorably by (i) tax benefits of $4.2 recorded in connection with various audit settlements and statute expirations during the period and (ii) a benefit of $2.8 associated with a reduction in deferred tax liabilities resulting from the newly enacted corporate tax rates in the United Kingdom.

For the nine months ended September 28, 2013, we recorded an income tax provision of $17.2 on $115.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.9%.  This compares to an income tax provision for the nine months ended September 29, 2012 of $27.0 on $110.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.5%.  The effective tax rate for the first nine months of 2013 was impacted favorably by the $8.7 of tax benefits noted above that were realized during the third quarter of 2013, as well as tax benefits realized during the first half of 2013 of $4.1 related to the Research and Experimentation Credit generated in 2012, $2.0 related to various foreign tax credits, and $1.8 for statute expirations. The effective tax rate for the nine months ended September 29, 2012 was impacted favorably by the tax benefits of $7.0 noted above for the third quarter of 2012. The impact of these benefits was offset by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for tax purposes.

We perform reviews of our income tax positions on a continual basis and accrue for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes topic of the Codification. Accruals for these uncertain tax positions are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

The IRS initiated an audit of our 2010 and 2011 federal income tax returns during 2012.  We expect that the audit will be concluded during the next 12 months.  With regard to this audit, we believe any contingencies have been adequately provided for.

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

An unfavorable resolution of one or more tax matters could have a material adverse effect on our financial position, results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not yet reached the final stages of the appeals process, the timing of the ultimate resolution and any payments that may be required for open matters cannot be determined at this time.

Upon the conclusion of our disposition activities discussed in Note 3, we may recognize an additional income tax provision or benefit, generally, as part of discontinued operations.

(15)                          FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

There were no changes during the three and nine months ended September 28, 2013 and September 29, 2012 to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three and nine months ended September 28, 2013 and September 29, 2012.

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

As of September 28, 2013, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Our available-for-sale securities include equity investments traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $2.1 and $3.6 at September 28, 2013 and December 31, 2012, respectively.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At September 28, 2013 and December 31, 2012, these assets had a fair value of $1.7 and $7.5, respectively, which are estimated using various valuation models, including the Monte-Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of September 28, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.2	$—
Other assets — Investments in equity securities and FX embedded derivatives	2.1	0.8	1.7
Accrued expenses — FX embedded derivatives and FX forward contracts	—	6.6	—
Other long-term liabilities — FX embedded derivatives	—	0.6	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$0.7	$—
Other assets — Investments in equity securities	3.6	—	7.5
Accrued expenses — FX forward contracts and FX embedded derivatives	—	1.3	—
Other long-term liabilities — FX embedded derivatives	—	9.8	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 28, 2013 and September 29, 2012, including net unrealized losses recorded to earnings.

	Nine months ended
	September 28, 2013	September 29, 2012
Balance at beginning of period	$7.5	$7.8
Cash consideration received	(5.2)	—
Unrealized losses recorded to earnings	(0.6)	(0.2)
Balance at end of period	$1.7	$7.6

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of September 28, 2013 and December 31, 2012 were as follows:

	September 28, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$1,100.0	$1,202.9	$1,100.0	$1,217.8
Term loan	475.0	475.0	475.0	475.0
Other indebtedness	36.2	36.2	34.7	34.7

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

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of September 28, 2013, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three and nine months ended September 28, 2013 decreased by 2.6% and 1.9%, respectively, when compared to the same periods in 2012, primarily as a result of an organic decline and the strengthening of the U.S. dollar during these periods.  Despite the decrease in revenues, income associated with our reportable and other operating segments increased to $129.5 and $323.8 during the three and nine months ended September 28, 2013, respectively (compared to $124.2 and $306.0 during the three and nine months ended September 29, 2012, respectively), primarily as a result of (i) improvements in operating execution and (ii) cost reductions associated with restructuring actions that have been initiated at certain of our businesses.

Cash flows used in continuing operations totaled $150.1 during the first nine months of 2013, compared to $149.9 in the first nine months of 2012.  Cash flows for the first nine months of 2013 included a discretionary pension contribution of $250.0 (see below for further discussion), which more than offset improved year over year cash flow generation.

Other items of note that impacted our first nine months of 2013 financial performance were as follows:

•                  Discontinued operations (for all periods presented, the businesses below have been reported as discontinued operations):

•                  Crystal Growing business (“Kayex”) — Due to a dramatic decline in the solar industry and resulting lack of demand, we closed the business during the first quarter of 2013.

•                  Broadcast Antenna System business (“Dielectric”) — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7.

•                  During the third quarter, we committed to a plan to divest certain non-strategic businesses that were previously reported within Industrial Products and Services and Other.

•                  Special charges — During the nine months ended September 28, 2013, we recorded $25.1 to “Special charges, net,” primarily related to restructuring actions in our Flow Technology and Thermal Equipment and Services reportable segments.

•                  Share repurchases — We repurchased a total of 3.4 shares of our common stock for $249.0, including:

•                  1.5 shares under a Rule 10b5-1 trading plan (entered into the first quarter of 2012) for $104.4; and

•                  1.9 shares on the open market for $144.6

•                  Discretionary pension contribution — During April of 2013, we made a $250.0 discretionary contribution to a domestic qualified pension plan.  This contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $9.4 in the first nine months of 2013.

•                  Income Taxes — During the first nine months of 2013, we recorded income tax benefits of $16.6, with $6.4 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, $4.1 for audit settlements and statute expirations, $4.1 associated with the Research and Experimentation Credit generated in 2012 and $2.0 related to various foreign tax credits.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2012 Annual Report on Form 10-K, as amended (“2012 Annual Report on Form 10-K”). Interim results may not be indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2013 were March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. We had two fewer days in the first quarter of 2013 and will have one more day in the fourth quarter of 2013 than in the respective 2012 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end-markets they serve. In addition, certain businesses have seasonal fluctuations. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers, food and beverage systems and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

The following table provides selected financial information for the three and nine months ended September 28, 2013 and September 29, 2012, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Nine months ended
	September 28,	September 29,		September 28,	September 29,
	2013	2012	% Change	2013	2012	% Change
Revenues	$1,145.8	$1,176.7	(2.6)	$3,398.2	$3,465.0	(1.9)
Gross profit	335.0	317.8	5.4	954.6	922.6	3.5
% of revenues	29.2%	27.0%		28.1%	26.6%
Selling, general and administrative expense	233.4	226.0	3.3	736.5	732.3	0.6
% of revenues	20.4%	19.2%		21.7%	21.1%
Intangible amortization	8.2	8.8	(6.8)	24.4	26.4	(7.6)
Impairment of intangible assets	—	—	*	2.0	—	*
Special charges, net	6.9	6.4	7.8	25.1	17.2	45.9
Other income (expense), net	(4.1)	—	*	(4.2)	19.0	(122.1)
Interest expense, net	(24.5)	(27.1)	(9.6)	(77.2)	(80.5)	(4.1)
Equity earnings in joint ventures	11.4	8.6	32.6	30.6	25.0	22.4
Income from continuing operations before income taxes	69.3	58.1	19.3	115.8	110.2	5.1
Income tax provision	(12.3)	(9.6)	28.1	(17.2)	(27.0)	(36.3)
Income from continuing operations	57.0	48.5	17.5	98.6	83.2	18.5
Components of consolidated revenue decline:
Organic decline			(2.1)			(1.0)
Foreign currency			(0.5)			(1.0)
Acquisition			—			0.1
Net revenue decline			(2.6)			(1.9)

*                  Not meaningful for comparison purposes.

Revenues — For the three months ended September 28, 2013, the decrease in revenues, compared to the respective period in 2012, was due to a decline in organic revenue and, to a lesser extent, a stronger U.S. dollar during the period.  The organic revenue decline was due to lower sales within our Thermal Equipment and Services reportable segment (see Results of Reportable Segments and Other Operating Segments for additional details).

For the nine months ended September 28, 2013, the decrease in revenues, compared to the respective period in 2012, was due to the impact of a stronger U.S. dollar during the period and a decline in organic revenues.  The decline in organic revenues was attributable primarily to declines within our Thermal Equipment and Services reportable segment and, to a lesser extent, our Flow Technology reportable segment, partially offset by an increase in sales within Industrial Products and Services and Other.

Gross Profit — Gross profit and gross profit as a percentage of revenue during the three and nine months ended September 28, 2013, when compared to the respective periods in 2012, increased primarily as a result of the following:

•                  Flow Technology reportable segment — Improved operating performance in the European and U.S. operations during the three and nine months ended September 28, 2013, which offset the impact of lower organic revenue as well as execution challenges on certain large food and beverage system projects.

•                  Industrial Products and Services and Other — Increased sales of power transformers and fare collection systems and improved operating execution at our power transformer business during the three and nine months ended September 28, 2013.

Selling, General and Administrative (“SG&A”) Expenses — For the three and nine months ended September 28, 2013, the increase in SG&A expense, when compared to the same period in 2012, was due primarily to an increase in incentive compensation of $10.3 and $10.8, respectively, resulting from a year-over-year improvement in our operating performance.  The impact of the increase in incentive compensation was offset partially by a decline, during the three and nine months ended September 28, 2013, in (i) pension and postretirement expense of $2.8 and $5.9, respectively (an overall decrease in pension and postretirement expense of $4.5 and $10.3, with $1.7 and $4.4 reflected in “Cost of Products Sold”) and (ii) stock compensation of $1.9 and $4.6, respectively.

Intangible Amortization — For the three and nine months ended September 28, 2013, the decrease in intangible amortization was due primarily to certain intangible assets becoming fully amortized during the second half of 2012.

Impairment of Intangible Assets — During the nine months ended September 28, 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net — Special charges, net related primarily to restructuring initiatives to consolidate manufacturing, distribution, and administrative functions. See Note 5 to the condensed consolidated financial statements for the details of actions taken in 2013 and 2012.

Other Income (Expense), net — Other expense, net, for the three months ended September 28, 2013 was composed primarily of foreign currency transaction losses of $5.6 and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.8, partially offset by net gains on investments of $1.4 and gains on foreign currency forward contracts (“FX forward contracts”) of $0.9.

Other expense, net, for the three months ended September 29, 2012 was composed primarily of foreign currency transaction losses of $3.0 and losses on FX embedded derivatives of $1.8, as well as investment earnings of $3.3 and gains on FX forward contracts of $1.6.

Other expense, net, for the nine months ended September 28, 2013 was composed primarily of foreign currency transaction losses of $13.3 and losses on FX forward contracts of $1.2, partially offset by gains on FX embedded derivatives of $4.9 and investment-related earnings of $5.3.

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

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended September 28, 2013, when compared to the same periods in 2012, was primarily the result of there being no borrowings on the domestic revolving loan facility or the trade receivable financing arrangement during the third quarter of 2013, while the average aggregate outstanding borrowings on these instruments was approximately $185.0 during the third quarter of 2012. Refer to the discussion of Liquidity and Financial Condition in our 2012 Annual Report on Form 10-K for details pertaining to our 2012 debt activity.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS Electrical Group, LLC and its subsidiaries, as earnings from this investment for the three and nine months ended September 28, 2013 totaled $11.4 and $30.5, respectively, compared to $8.6 and $25.1 for the three and nine months ended September 29, 2012, respectively.

Income Tax Provision — For the three months ended September 28, 2013, we recorded an income tax provision of $12.3 on $69.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 17.7%.  This compares to an income tax provision for the three months ended September 29, 2012 of $9.6 on $58.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 16.5%. The effective tax rate for the third quarter of 2013 was impacted favorably by income tax benefits of (i) $6.4 associated with net reductions to valuation allowances recorded against certain foreign deferred income tax assets and (ii) $2.3 recorded in connection with various audit settlements and statute expirations during the period.  The effective tax rate for the third quarter of 2012 was impacted favorably by (i) tax benefits of $4.2 recorded in connection with various audit settlements and statute expirations during the period and (ii) a benefit of $2.8 associated with a reduction in deferred tax liabilities resulting from the newly enacted corporate tax rates in the United Kingdom.

For the nine months ended September 28, 2013, we recorded an income tax provision of $17.2 on $115.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.9%.  This compares to an income tax provision for the nine months ended September 29, 2012 of $27.0 on $110.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 24.5%. The effective tax rate for the first nine months of 2013 was impacted favorably by the $8.7 of tax benefits noted above that were realized during the third quarter of 2013, as well as tax benefits realized during the first half of 2013 of $4.1 related to the Research and Experimentation Credit generated in 2012, $2.0 related to various foreign tax credits, and $1.8 for statute expirations. The effective tax rate for the nine months ended September 29, 2012 was impacted favorably by the tax benefits of $7.0 noted above for the third quarter of 2012. The impact of these benefits was offset by an incremental tax charge of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for tax purposes.

RESULTS OF DISCONTINUED OPERATIONS

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material.

We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, or we commit to a plan to divest the business or asset group, actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable within the next twelve months.  During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses which were previously reported within Industrial Products and Services and Other. These businesses have been reported, for all periods presented, as discontinued operations within the accompanying condensed consolidated financial statements. We are actively pursuing the sale of these businesses and anticipate that the sales will be completed during the next twelve months.

The following businesses were discontinued in a prior quarter:

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

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 during that quarter, with the loss associated primarily with severance costs and asset impairment charges. During the third quarter of 2013, we recorded a gain, net of taxes, of $3.6 associated primarily with the sale of a perpetual license related to certain of the business’s intangible assets. Proceeds related to the above sales transaction totaled $6.9.

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

Service Solutions — Sold for cash consideration of $1,134.9, resulting in a gain, net of taxes, during the fourth quarter of 2012 of $313.4.  During the three and nine months ended September 28, 2013, we reduced the net gain by $3.1 and $1.5, respectively, associated primarily with the working capital settlement and revisions to income tax and other retained liabilities related to the sale. During the third quarter of 2013, we received $0.8 associated with the working capital settlement.

In addition to the businesses discussed above, we recognized net losses of $0.3 and $1.9 during the three and nine months ended September 28, 2013, respectively, and net losses of $0.7 and $1.6 during the three and nine months ended September 29, 2012, respectively, resulting from adjustments to gains/losses on sales of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2012 Annual Report on Form 10-K for the disclosure of all discontinued businesses during the 2010 through 2012 periods.

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

For the three and nine months ended September 28, 2013 and September 29, 2012, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Income from discontinued operations	$8.7	$17.7	$12.2	$57.7
Income tax provision	(3.6)	(6.0)	(4.3)	(19.7)
Income from discontinued operations, net	$5.1	$11.7	$7.9	$38.0

For the three and nine months ended September 28, 2013 and September 29, 2012, results of operations for our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues	$50.7	$269.6	$154.2	$877.8
Pre-tax income	8.3	18.8	15.0	60.5

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

Flow Technology Reportable Segment

	Three months ended			Nine months ended
	September 28,	September 29,		September 28,	September 29,
	2013	2012	% Change	2013	2012	% Change
Revenues	$651.6	$648.6	0.5	$1,918.0	$1,954.0	(1.8)
Income	83.1	78.1	6.4	205.1	194.3	5.6
% of revenues	12.8%	12.0%		10.7%	9.9%
Components of revenue growth (decline):
Organic growth (decline)			0.3			(1.7)
Foreign currency			0.2			(0.3)
Acquisition			—			0.2
Net revenue growth (decline)			0.5			(1.8)

Revenues — For the three months ended September 28, 2013, the increase in revenues, compared to the respective 2012 period, was due primarily to organic revenue growth during the period. The organic revenue was driven by increased sales of oil and gas valves and pumps into North America and Europe, generally offset by lower sales of food and beverage system projects in Asia Pacific.

For the nine months ended September 28, 2013, the decrease in revenues, compared to the respective 2012 period, was due primarily to an organic revenue decline and, to a lesser extent, the strengthening of the U.S. dollar during the period.  The decline in organic revenue was due primarily to lower sales of food and beverage system projects in Asia Pacific and lower sales of Clyde Union’s original equipment oil and gas pumps.  These declines were offset partially by an increase in sales of valves, closures and other components into oil and gas markets in North America, Europe and the Middle East, as well as increased food and beverage systems revenues in Europe.

Income — For the three months ended September 28, 2013, income and margin increased, compared to the respective 2012 period, due to cost reductions associated with the restructuring initiatives implemented at Clyde Union and improved operating execution at a number of businesses within the segment.

For the nine months ended September 28, 2013, income and margin increased, compared to the respective 2012 period, due to improved operating execution at a number of businesses within the segment, cost reductions from the restructuring initiatives noted above, and the increased sales of oil and gas components at our European and U.S. facilities, which more than offset the impact of the organic revenue decline described above, as well as execution challenges on certain large food and beverage systems projects experienced in the first nine months of 2013.

Thermal Equipment and Services Reportable Segment

	Three months ended			Nine months ended
	September 28,	September 29,		September 28,	September 29,
	2013	2012	% Change	2013	2012	% Change
Revenues	$324.1	$375.5	(13.7)	$979.5	$1,044.2	(6.2)
Income	21.7	29.1	(25.4)	49.6	55.8	(11.1)
% of revenues	6.7%	7.7%		5.1%	5.3%
Components of revenue decline:
Organic decline			(11.8)			(3.5)
Foreign currency			(1.9)			(2.7)
Net revenue decline			(13.7)			(6.2)

Revenues — For the three months ended September 28, 2013, the decrease in revenues, compared to the respective 2012 period, was due to an organic revenue decline and, to a lesser extent, the impact of a stronger U.S. dollar. The organic revenue decline was due to the expected winding down of our large power projects in South Africa and lower revenue from large retrofit cooling tower projects.

For the nine months ended September 28, 2013, the decrease in revenues, compared to the respective 2012 period, was due to an organic revenue decline and the impact of a stronger U.S. dollar (primarily versus the South African Rand).  The organic revenue decline was due primarily to a decrease in power generation equipment and service sales in North America and Europe.

Income — For the three and nine months ended September 28, 2013, income and margin decreased, compared to the respective 2012 periods, primarily due to the organic revenue decline described above, offset partially by improved execution and cost reductions associated with restructuring actions initiated in the first half of 2013.

Industrial Products and Services and Other

	Three months ended			Nine months ended
	September 28,	September 29,		September 28,	September 29,
	2013	2012	% Change	2013	2012	% Change
Revenues	$170.1	$152.6	11.5	$500.7	$466.8	7.3
Income	24.7	17.0	45.3	69.1	55.9	23.6
% of revenues	14.5%	11.1%		13.8%	12.0%
Components of revenue growth:
Organic growth			11.3			7.4
Foreign currency			0.2			(0.1)
Net revenue growth			11.5			7.3

Revenues — For the three and nine months ended September 28, 2013, the increase in revenues, compared to the respective 2012 periods, was due primarily to an increase in organic revenue related to increased sales of power transformers and fare collection systems.

Income — For the three and nine months ended September 28, 2013, the increase in income and margin, compared to the respective 2012 periods, was due primarily to leverage on increased sales volumes and improved operating execution at our power transformer business.

Corporate and Other Expenses

	Three months ended			Nine months ended
	September 28,	September 29,		September 28,	September 29,
	2013	2012	% Change	2013	2012	% Change
Total consolidated revenues	$1,145.8	$1,176.7	(2.6)	$3,398.2	$3,465.0	(1.9)
Corporate expense	26.2	24.9	5.2	82.2	79.3	3.7
% of revenues	2.3%	2.1%		2.4%	2.3%
Pension and postretirement expense	6.2	10.7	(42.1)	18.6	28.9	(35.6)
Stock-based compensation expense	3.7	5.6	(33.9)	29.3	33.9	(13.6)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.  Corporate expense increased for the three and nine months ended September 28, 2013, when compared to the same periods in 2012, due primarily to an increase in the incentive compensation associated with the year-over-year improvement in our operating performance.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. During the first nine months of 2013, we made contributions to our domestic and foreign pension plans of $293.0, including a $250.0 discretionary contribution to a domestic qualified pension plan and $1.8 related to businesses that have been disposed of and classified as discontinued operations.  This discretionary contribution will result in a reduction of our annual pension expense for 2013 of $12.5, including $3.2 and $9.4 during the three and nine months ended September 28, 2013, respectively.  See Note 9 to our condensed consolidated financial statements for additional details on pension and postretirement expense for the first nine months of 2013 and 2012.

Stock-based Compensation Expense — The decrease in stock-based compensation expense for the three and nine months ended September 28, 2013, compared to the respective periods in 2012, was due primarily to a reduction in stock-based compensation associated with our executive officer group, as well as an increase in forfeitures during 2013.

OUTLOOK

The following highlights our backlog as of September 28, 2013 and December 31, 2012, and the revenue and profit margin expectations for our reportable and other operating segments for 2013 based on information available at the time of this report.

Flow Technology reportable segment

In the first nine months of 2013, the segment experienced a revenue decrease of 1.8%, including an organic decline of 1.7%. For 2013, we are projecting full year revenues to be between a 1% decrease and flat as a result of declines in Asia Pacific resulting primarily from the impact of large food and beverage projects executed in 2012 that are not expected to repeat in 2013. These declines offset organic revenue growth associated primarily with the oil and gas and general industrial end-markets in the Americas and Europe. We are projecting margins to be between 11.4% and 11.6% for 2013, compared to 10.6% in 2012. The projected increase in margins in 2013 is due primarily to improved execution at our European and U.S. operations and cost reductions from restructuring actions. The segment had backlog of $1,392.0 and $1,360.0 as of September 28, 2013 and December 31, 2012, respectively. We expect to convert approximately 41% of the segment’s September 28, 2013 backlog to revenues during the fourth quarter of 2013.

Thermal Equipment and Services reportable segment

In the first nine months of 2013, the segment experienced a revenue decrease of 6.2%, including an organic decline of 3.5%. We are projecting revenues to decrease between 9% and 11% for the full year 2013 due to the winding down of large project activity in South Africa and lower sales of power generation equipment and services in Europe and the U.S. We are projecting margins to be between 6.0% and 6.2% for 2013, compared to 7.2% in 2012. We had backlog of $672.1 and $786.9 as of September 28, 2013 and December 31, 2012, respectively, with the majority in our cooling systems and products and thermal services and equipment businesses. We expect to convert approximately 30% of the segment’s September 28, 2013 backlog to revenues during the fourth quarter of 2013. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services and Other

In the first nine months of 2013, this group of businesses experienced a revenue increase of 7.3%, including an organic growth of 7.4%. We are projecting an increase in revenues of between 11% and 12% for the full year 2013, primarily as a result of increasing volumes for power transformers and fare collection systems. We are projecting margins to be between 14.8% and 15.0% for 2013, compared to 12.3% in 2012. Backlog totaled $327.7 and $290.3 as of September 28, 2013 and December 31, 2012, respectively. We expect to convert approximately 53% of the September 28, 2013 backlog to revenues during the fourth quarter of 2013.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 28, 2013 and September 29, 2012.

Cash Flow

	Nine months ended
	September 28,	September 29,
	2013	2012
Continuing operations:
Cash flows used in operating activities	$(150.1)	$(149.9)
Cash flows used in investing activities	(32.8)	(74.8)
Cash flows from (used in) financing activities	(296.8)	36.7
Cash flows used in discontinued operations	(5.9)	(9.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(7.8)	(7.3)
Net change in cash and equivalents	$(493.4)	$(204.7)

Operating Activities — Cash flows used in operating activities during the nine months ended September 28, 2013 included $291.2 of contributions to our domestic and foreign pension plans, $250.0 of which was discretionary, compared to $35.4 of contributions to those plans during the first nine months of 2012. Excluding the impact of these contributions, operating cash flows improved significantly on a year-over-year basis due to favorable working capital trends at many of our businesses. For example, Clyde Union’s operating cash flows for the first nine months of 2013 totaled approximately $30.0 compared to cash used in operations during the first nine months of 2012 of approximately $100.0, with such cash outflows required in order to fund the business’s initial working capital needs.

Investing Activities — The decrease in cash used in investing activities during the nine months ended September 28, 2013, as compared to the same period in 2012, was due primarily to (i) the acquisition of Seital S.r.l. during the first quarter of 2012 for $28.0 (there were no business acquisitions in the first nine months of 2013) and (ii) a reduction in capital expenditures (2013 - $42.5 and 2012 - $56.2).

Financing Activities — The use of cash in financing activities during the nine months ended September 28, 2013, as compared to inflows of cash during the same period in 2012, was due primarily to net repayments of debt during the first nine months of 2013 of $9.7, compared to net borrowings of $145.3 in the first nine months of 2012, and an increase in common stock repurchases from $75.0 in the first nine months of 2012 to $249.0 in the first nine months of 2013.

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 28, 2013 related primarily to Kayex, Dielectric, and certain other non-strategic businesses that we have committed to divest, while cash flows used in discontinued operations for the nine months ended September 29, 2012 related primarily to Service Solutions and the preceding businesses.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended September 28, 2013. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				September 28,
	2012	Borrowings	Repayments	Other (4)	2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan (1)	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014	500.0	—	—	—	500.0
Trade receivables financing arrangement (2)	—	35.0	(35.0)	—	—
Other indebtedness (3)	117.0	3.0	(12.7)	4.5	111.8
Total debt	1,692.0	$325.0	$(334.7)	$4.5	1,686.8
Less: short-term debt	33.4				29.7
Less: current maturities of long-term debt	8.7				98.4
Total long-term debt	$1,649.9				$1,558.7

(1)                       The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $500.0, of 15% for 2014 and 20% for 2015, together with a single quarterly payment of 5% at the end of the first fiscal quarter of 2016), with the remaining balance repayable in full on June 30, 2016.

(2)                       As of September 28, 2013, we could borrow under this arrangement, on a continuous basis, up to $80.0, as available. At September 28, 2013, we had $42.6 of available borrowing capacity under this facility.

(3)                       Primarily included capital lease obligations of $75.6 and $82.3 and balances under purchase card programs of $27.6 and $27.9 at September 28, 2013 and December 31, 2012, respectively.

(4)                       “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under purchase card programs allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At September 28, 2013, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At September 28, 2013, we had $538.7 of available borrowing capacity under our revolving credit facilities after giving effect to $61.3 reserved for outstanding letters of credit. In addition, at September 28, 2013, we had $524.8 of available issuance capacity under our foreign credit instrument facility after giving effect to $675.2 reserved for outstanding letters of credit. Lastly, and as noted above, we had $42.6 of available borrowing capacity under the trade receivables financing agreement at September 28, 2013.

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

Our financial derivative assets and liabilities include FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.

As of September 28, 2013, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach for determining fair value, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, South African Rand, CNY and British Pound (“GBP”).

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets and liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges, as deemed appropriate. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income (expense), net” in the period in which it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $138.7 and $107.3 outstanding as of September 28, 2013 and December 31, 2012, respectively. These FX forward contracts had maturity dates ranging, primarily, from one to two years. We also had FX embedded derivatives with an aggregate notional amount of $128.9 and $96.3 at September 28, 2013 and December 31, 2012, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.7 and $3.4 as of September 28, 2013 and December 31, 2012, respectively. We anticipate reclassifying approximately $1.3 of an unrealized loss to income over the next 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 28, 2013				December 31, 2012
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.5	$—	$(0.5)	$—	$0.2	$—	$(0.4)	$—
FX embedded derivatives	0.6	0.8	(6.1)	(0.6)	0.3	—	(0.9)	(9.8)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). At September 28, 2013 and December 31, 2012, the outstanding notional amount of commodity contracts was 3.7 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 28, 2013 and December 31, 2012, the fair value of these contracts was $0.1 and $0.2 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.1 as of September 28, 2013 and December 31, 2012, respectively. We anticipate reclassifying the unrealized loss to income over the next 12 months.  The amount of gain/loss recognized during the periods ended September 28, 2013 and September 29, 2012 related to the ineffectiveness of these hedges was not material.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at September 28, 2013 for similar debt, was $1,714.1, compared to our carrying value of $1,611.2.

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

Other Matters

Contractual Obligations — There were no material changes in the amounts of our contractual obligations from those disclosed in our 2012 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $40.6 as of September 28, 2013. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $10.0 to $15.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

Critical Accounting Policies and Use of Estimates

General — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2012 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2012 Annual Report on Form 10-K.

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

In connection with our goodwill impairment testing during the fourth quarter of 2012, we estimated that the fair value of our Clyde Union reporting unit was approximately 2% higher than the carrying value of its net assets.  Clyde Union’s ability to recover its goodwill is highly dependent on the level of future orders and a continuous improvement in profitability.  Order rates for the first nine months of 2013 generally have been consistent with the related assumptions included in the business’s 2012 annual goodwill impairment analysis and order rates for the foreseeable future are expected to remain at current levels or improve as the oil and gas end-markets served by Clyde Union remain strong.  Clyde Union’s profitability for each of the first three quarters of 2013 has improved sequentially, with further improvement expected in the fourth quarter of 2013 and into 2014 and the years thereafter, primarily as a result of improvements in project selection and execution as well as cost reductions associated with the restructuring actions undertaken in 2012 and 2013.  As such, we believe that the financial forecasts included in Clyde Union’s 2012 annual goodwill impairment analysis remain achievable and, thus, conclude that there have been no events or changes in circumstances that would more likely than not reduce the fair value of Clyde Union below the carrying value of its net assets. Clyde Union’s goodwill totaled approximately $387.0 at September 28, 2013.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to future results of operations and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our international operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our 2012 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 28, 2013 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended September 28, 2013:

				Total number of shares	Maximum approximate dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (2)	under the plan or program (2)

6/30/13 - 7/31/13	108	(1)	$75.01	—
8/1/13 - 8/31/13	1,530	(1)	76.04	—
9/1/13 - 9/28/13	25,468	(1)	75.61	—
Total	27,106			—

(1)                       Reflects the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(2)                       We plan to repurchase a total of $200.0 in value of shares in 2013 on the open market, of which $144.6 had been repurchased as of September 28, 2013. Our Board of Directors has authorized stock repurchases up to the amount authorized by our senior credit facilities. We describe the limits on stock repurchases permitted under our senior credit facilities in Note 12 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K, as amended.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (ii) Condensed Consolidated Balance Sheets at September 28, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: October 30, 2013	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: October 30, 2013	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 28, 2013, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012; (ii) Condensed Consolidated Balance Sheets at September 28, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.