Form 10-K
period 2013-12-31
SPX CORP
filed 2014-02-21
CIK 88205

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013, or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 was $3,205,302,727. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock as of February 14, 2014 was 44,877,324.

        Documents incorporated by reference: Portions of the Registrant's proxy statement for its Annual Meeting to be held on May 7, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 P A R T    I

ITEM 1. Business

(All currency and share amounts are in millions)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses' or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential" or "continue" or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

        All the forward-looking statements are qualified in their entirety by reference to the factors discussed in this document under the heading "Risk Factors" and in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

Business

        We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.

        Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 4 to our consolidated financial statements for information on discontinued operations).

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and innovative solutions are playing a role in helping to meet global demand for power and energy and processed foods and beverages, particularly in emerging markets. Our total revenue in 2013 was $4,717.2, with approximately 30% from sales into emerging markets. Our key products include processing systems and components for the food and beverage industry, pumps, valves and filtration equipment used in oil and gas processing, power transformers used by utility companies, and cooling systems for power generation plants and HVAC applications.

        From an end market perspective, in 2013, 43% of our revenues were from sales into power and energy markets, 20% were from sales into food and beverage markets and 18% were from sales into industrial flow markets. Our product and technology offerings are concentrated in flow technology and energy infrastructure.

        Our Flow Technology reportable segment accounted for approximately 56% of our revenues in 2013 and serves the food and beverage, oil and gas, power generation and industrial flow markets. Within these markets, we are a leading provider of highly-engineered process equipment. Our core strengths include product breadth, global capabilities and the ability to create custom-engineered solutions for diverse flow processes. Over the past several years, we have strategically expanded our scale, customer relevance and global capabilities in these markets. We believe there are attractive organic and acquisition opportunities to continue to expand our Flow Technology reportable segment.

        In addition to our Flow Technology operations, we are also a leading supplier of medium power transformers for the U.S. power transmission and distribution market. Our medium power transformers range from a base rating of 10 Mega Volt Ampere ("MVA") to over 100 MVA and are uniquely designed to meet the requirements of each customer and substation.

        We also have leading market positions in thermal heat transfer products for power generation plants. Our primary power generation offerings include cooling systems, large scale stationary and rotating heat exchangers and pollution control systems. We supply these technologies into many types of traditional and alternative power generation facilities. We are well-positioned to benefit from new or retrofit investments in natural gas, coal, nuclear, solar and geothermal power plants.

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

        Our Board of Directors and executive management team are committed to creating shareholder value through continued operational improvement, generating profitable growth, narrowing our strategic focus around our Flow Technology end markets and disciplined execution of our capital allocation methodology. As a complement to this strategy, we also focus on environmental sustainability and conducting our business with a high level of ethics and integrity.

Reportable Segments and Other Operating Segments

        We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification ("Codification"), have been combined within our "All Other" category, which we refer to as Industrial Products and Services and Other. This is not considered a reportable segment.

        The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment. For more information on the results of our reportable and other operating segments, including revenues by geographic area, see Note 5 to our consolidated financial statements.

Flow Technology Reportable Segment

        Our Flow Technology reportable segment had revenues of $2,638.0, $2,682.2 and $2,042.0 in 2013, 2012 and 2011, respectively, and backlog of $1,387.4 and $1,360.0 as of December 31, 2013 and 2012, respectively. Approximately 82% of the segment's backlog as of December 31, 2013 is expected to be recognized as revenue during 2014. The segment engineers, designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation, including turnkey systems, skidded systems and components, as well as comprehensive aftermarket components and support services. Primary component offerings include engineered pumps, valves, mixers, plate heat exchangers, and dehydration and filtration technologies. The segment primarily serves customers in food and beverage, power and energy and industrial end markets. Core brands include SPX Flow Technology, APV, ClydeUnion, Waukesha Cherry-Burrell, M&J Valves, Copes Vulcan, Lightnin, Anhydro, Gerstenberg Schröder, Seital, e&e, Bran&Luebbe, Johnson Pump, Plenty, Hankison, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer, ITT Gould Pumps and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services Reportable Segment

        Our Thermal Equipment and Services reportable segment had revenues of $1,344.2, $1,490.9 and $1,636.4 in 2013, 2012 and 2011, respectively, and backlog of $675.4 and $786.9 as of December 31, 2013 and 2012, respectively. Approximately 69% of the segment's backlog as of December 31, 2013 is expected to be recognized as revenue during 2014. This reportable segment engineers, designs, manufactures, installs and services thermal heat transfer products. Primary offerings include evaporative, dry and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the residential and commercial markets. The primary distribution channels for the Thermal Equipment and Services reportable segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers. The segment serves a global customer base, with a strong presence in North America, Europe and South Africa.

        Approximately 51% of the segment's 2013 revenues were from sales to the power generation market. The segment's primary power products and services are sold under the brand names of SPX Cooling Systems, Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being GEA Group AG, Hamon & Cie, EvapTech, Inc., Harbin Air Conditioning Co., Baltimore Aircoil Company, Evapco, Inc., Thermal Engineering International, Howden Group Ltd., Siemens AG and Alstom SA.

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

        The segment's South African subsidiary has a Black Economic Empowerment shareholder, which holds a noncontrolling 25.1% interest in the subsidiary.

Industrial Products and Services and Other

        Industrial Products and Services and Other had revenues of $735.0, $657.9 and $594.5 in 2013, 2012 and 2011, respectively, and backlog of $284.6 and $290.3 as of December 31, 2013 and 2012, respectively. Approximately 92% of the segment's backlog as of December 31, 2013 is expected to be recognized as revenue during 2014. Approximately 48% of Industrial Products and Services and Other 2013 revenues were from the sale of power transformers and related services into the U.S. transmission and distribution market. We are a leading provider of medium transformers (10 - 100 MVA) in the United States. We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our competitors in this market include ABB Ltd., GE-Prolec, Siemens, Hyundai Power Transformers, Delta Star Inc., Philadelphia Transformer, SGB-SMIT Group, Virginia Transformer Corporation, Howard Industries, Inc., and WEG S.A.

        Additionally, Industrial Products and Services and Other comprises operating segments that design, manufacture and market industrial tools and hydraulic units, portable cable pipe locators, fare collection systems, and spectrum monitoring and signal intelligence systems. The primary distribution channels for Industrial Products and Services and Other are direct to customers, independent manufacturing representatives and third-party distributors.

        As indicated under "Divestitures" below and in Note 4 to our consolidated financial statements, we committed to a plan to divest certain businesses formerly within Industrial Products and Services and Other, which have been included in discontinued operations in the consolidated financial statements herein for all periods presented.

Acquisitions

        We did not acquire any businesses in 2013. However, we regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We plan to evaluate potential acquisitions in the future and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

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

  •
  Management commits to a plan to divest the business or asset group;

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

        During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses that were previously reported within Industrial Products and Services and Other. These businesses have been reported, for all periods presented, as discontinued operations within our consolidated financial statements. We are actively pursuing the sales of these businesses and anticipate that the sales will be completed during 2014.

        In addition, the following businesses, which have been sold or for which operations have been terminated, also met the requirements described above and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Broadcast Antenna System business ("Dielectric")	Q2 2013	Q2 2013
Crystal Growing business ("Kayex")	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012

Joint Ventures

        As of December 31, 2013, we had a joint venture, EGS Electrical Group, LLC and Subsidiaries ("EGS"), with Emerson Electric Co., in which we held a 44.5% interest. EGS operates primarily in the United States, Brazil, Canada and France, and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We accounted for our investment using the equity method, on a three-month lag basis, and we typically received our share of the joint venture's earnings in cash dividends paid quarterly. See Note 9 to our consolidated financial statements for more information on EGS. On January 7, 2014, we completed the sale of our interest in EGS for $574.1.

        We have a joint venture with the Shanghai Electric Group Co., Ltd. ("Shanghai Electric"), in which we hold a 45% interest. Shanghai Electric controls and operates the joint venture, which supplies dry cooling and moisture separator reheater products primarily to the power sector in China. We account for this investment using the equity method. See Note 4 to our consolidated financial statements for additional details.

International Operations

        We are a multinational corporation with operations in over 35 countries. Sales outside the United States were $2,560.0, $2,663.8 and $2,299.2 in 2013, 2012 and 2011, respectively.

        See Note 5 to our consolidated financial statements for more information on our international operations.

Research and Development

        We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. These efforts encompass certain of our products with divisional engineering teams coordinating their resources. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.

        We expensed $44.7, $46.0 and $41.1 in 2013, 2012 and 2011, respectively, of research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own approximately 350 domestic and 240 foreign patents, including approximately 15 patents that were issued in 2013, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

Outsourcing and Raw Materials

        We manufacture many of the components used in our products; however, our strategy includes outsourcing certain components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of key products or appropriate substitutes at reasonable costs.

        We are subject to increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years, we have generally been able to offset increases in raw material costs. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations. We use forward contracts to manage our exposure on forecasted purchases of commodity raw materials ("commodity contracts"). See Note 13 to our consolidated financial statements for further information on commodity contracts.

        Due to our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.

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

Employment

        At December 31, 2013, we had over 14,000 employees. Ten domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

        Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Demand for certain products in our Flow Technology and Thermal Equipment and Services reportable segments is correlated to contract timing on large construction contracts and, in our Thermal Equipment and Services reportable segment, is also driven by seasonal weather patterns, both of which factors may cause significant fluctuations from period to period. Historically, our businesses generally tend to be stronger in the second half of the year.

        Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the U.S Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

        We are an increasingly global company, with a significant portion of our sales taking place outside the United States. In 2013, over 50% of our revenues were generated outside the United States. We have placed a particular emphasis on expanding our presence in emerging markets.

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

  •
  Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, or unexpected changes relating to currency could adversely impact our operations;

  •
  Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;

  •
  Transportation and shipping expenses add cost to our products;

  •
  Complications related to shipping, including delays due to weather, labor action or customs, may impact our profit margins or lead to lost business;

  •
  Nationalization of private enterprises could harm our business;

  •
  Government embargoes or foreign trade restrictions such as anti-dumping duties, as well as the imposition of trade sanctions by the United States or the European Union against a class of products imported from or sold and exported to, or the loss of "normal trade relations" status with, countries in which we conduct business, could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;

  •
  Environmental and other laws and regulations could increase our costs or limit our ability to run our business;

  •
  Our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise;

  •
  Local, regional or worldwide hostilities could impact our operations; and

  •
  Distance, language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services.

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

  •
  The electric power and infrastructure markets and events; and

  •
  Contract timing on large construction projects, including food and beverage systems and cooling systems and towers, which may cause significant fluctuations in revenues and profits from period to period.

        Cyclical changes and specific market events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See "MD&A — Results of Reportable Segments and Other Operating Segments." In addition, certain of our businesses have seasonal fluctuations. Historically, some of our key businesses generally tend to be stronger in the second half of the year.

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

        To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our long-term contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects. Additionally, customers of our long-term contracts may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not or be unable to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible amounts relating to our long-term fixed-price contracts will not have a material adverse effect on our revenues, earnings and cash flows.

Failure to protect or unauthorized use of our intellectual property may harm our business.

        Despite our efforts to protect our proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. The steps we have taken may not prevent unauthorized use of our technology or knowledge, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as in the United States. Costs incurred to defend our rights may be material.

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

        Our operating results are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar against other currencies in which we conduct business could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins related to sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.

Worldwide economic conditions could negatively impact our businesses.

        Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:

  •
  Revenues;

  •
  Margins;

  •
  Profits;

  •
  Cash flows;

  •
  Customers' orders, including order cancellation activity or delays on existing orders;

  •
  Customers' ability to access credit;

  •
  Customers' ability to pay amounts due to us; and

  •
  Suppliers' and distributors' ability to perform and the availability and costs of materials and subcontracted services.

        While it is difficult to predict the duration or severity of these conditions, our projections for 2014 assume a generally improving economy. If economic conditions worsen or fail to improve, our performance could underperform our expectations.

We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters.

        We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. With respect to acquisitions, divestitures and continuing operations, we may acquire or retain liabilities of which we are not aware, or which are of a different character or magnitude than expected. Additionally, changes in laws, ordinances, regulations or other governmental policies may significantly increase our expenses and liabilities.

        We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of hazardous substances or petroleum products on, under, or in our current or formerly owned or leased properties, or from third-party disposal facilities that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 14 to our consolidated financial statements for further discussion.

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

        At December 31, 2013, we had $1,675.6 in total indebtedness. On that same date, we had $445.5 of available borrowing capacity under our revolving credit facilities, after giving effect to $54.5 reserved for outstanding letters of credit, and $61.7 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2013, we had $328.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $671.6 reserved for outstanding letters of credit. At December 31, 2013, our cash and equivalents balance was $691.8. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or which is assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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

        Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 12 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

        If we do not comply with the covenants and restrictions contained in our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities, indentures governing our senior notes or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

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

        We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, future cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost savings. We may also be unable to raise additional funds necessary to consummate these acquisitions. In addition, decreases in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas may be significant and result in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

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

  •
  Diversion of management attention from core business operations;

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

        In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies.

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

        We operate in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from local governments, or both. In addition, new competitors may enter the industry. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners.

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

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2013, we had the ability to issue up to an additional 2.7 shares as restricted stock shares, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, and our 2006 Non-Employee Directors' Stock Incentive Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2013, we had goodwill and other intangible assets, net, of $2,441.7. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

        The fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost reduction initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Significant changes in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give, and have given, rise to impairments in the period that the change becomes known.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

        At December 31, 2013, we had over 14,000 employees. Ten domestic collective bargaining agreements cover approximately 1,100 employees. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.

        We believe the development of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to continually develop and introduce high quality, technologically advanced and cost-effective products on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage.

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

        We cannot assure you that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end users and other losses to us or to any of our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Changes in key estimates and assumptions related to our defined benefit pension and postretirement plans, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2013, these plans were underfunded by $265.5. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

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

 ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2. Properties

        The following is a summary of our principal properties related to continuing operations as of December 31, 2013:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology reportable segment	11 U.S. states and 20 foreign countries	69	3.8	2.3
Thermal Equipment and Services reportable segment	12 U.S. states and 6 foreign countries	34	3.5	2.4
Industrial Products and Services and Other	6 U.S. states and 4 foreign countries	17	1.1	0.4

Total		120	8.4	5.1

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

        The number of shareholders of record of our common stock as of February 14, 2014 was 3,913.

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2013 and 2012, together with dividend information.

	High	Low	Dividends declared per share
2013:
4th Quarter	$100.24	$80.98	$0.25
3rd Quarter	85.47	71.62	0.25
2nd Quarter	80.87	67.19	0.25
1st Quarter	85.82	69.27	0.25

	High	Low	Dividends declared per share
2012:
4th Quarter	$71.62	$60.61	$0.25
3rd Quarter	70.43	56.31	0.25
2nd Quarter	79.42	61.88	0.25
1st Quarter	79.00	61.23	0.25

        The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted at the discretion of the Board of Directors. The factors the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends, and other factors deemed relevant.

Issuer Purchases of Equity Securities

        The following table summarizes the repurchases of common stock during the three months ended December 31, 2013:

Period	Total number of shares purchased		Average price per share	Total number of shares purchased as part of a publicly announced plan or program(1)	Maximum approximate dollar value of shares that may yet be purchased under the plan or program(1)
9/29/13-10/31/13	133	(2)	$84.11	—
11/1/13-11/30/13	211	(2)	86.51	—
12/1/13-12/31/13	115,421	(2)	97.62	115,000

Total	115,765			115,000

(1)
On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 million of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During December 2013, we purchased 115,000 shares under the trading plan.

(2)
Includes the surrender to us of 133, 211 and 421 shares of common stock in October, November, and December of 2013, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P Capital Goods Index and the S&P Composite 1500 Industrials Index. We have elected to change the comparison from the S&P Capital Goods Index, as shown in prior years, to the S&P 1500 Industrials Index as it more closely reflects our peer group; however, for comparative purposes, we have included the S&P Capital Goods Index for 2013.

        The graph assumes an initial investment of $100 on December 31, 2008 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
	(In millions, except per share amounts)
Summary of Operations
Revenues(2)	$4,717.2	$4,831.0	$4,272.9	$3,821.0	$3,870.3
Operating income (loss)(3)(4)	329.6	(142.4)	237.0	322.4	215.7
Other income (expense), net(5)	(11.3)	14.0	(53.6)	(19.6)	(22.6)
Interest expense, net(6)	(104.4)	(108.1)	(91.4)	(107.2)	(84.5)
Equity earnings in joint ventures	42.2	38.6	28.4	30.2	29.4

Income (loss) from continuing operations before income taxes	256.1	(197.9)	120.4	225.8	138.0
Income tax (provision) benefit(7)	(54.8)	21.3	12.3	(44.6)	(17.8)

Income (loss) from continuing operations	201.3	(176.6)	132.7	181.2	120.2
Income (loss) from discontinued operations, net of tax(5)(8)(9)	11.3	359.8	43.5	43.8	(194.0)

Net income (loss)	212.6	183.2	176.2	225.0	(73.8)
Less: Net income (loss) attributable to noncontrolling interests(9)	2.4	2.8	5.0	(2.8)	(15.5)

Net income attributable to SPX Corporation common shareholders	$210.2	$180.4	$171.2	$227.8	$(58.3)

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$4.39	$(3.59)	$2.53	$3.70	$2.40
Income (loss) from discontinued operations	0.24	7.20	0.86	0.88	(3.58)

Net income (loss) per share	$4.63	$3.61	$3.39	$4.58	$(1.18)

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$4.33	$(3.59)	$2.51	$3.66	$2.38
Income (loss) from discontinued operations	0.24	7.20	0.85	0.86	(3.55)

Net income (loss) per share	$4.57	$3.61	$3.36	$4.52	$(1.17)

Dividends declared per share	$1.00	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$6,856.2	$7,130.1	$7,391.8	$5,993.3	$5,725.0
Total debt	1,675.6	1,692.0	2,001.1	1,197.6	1,277.3
Other long-term obligations	1,419.8	1,461.8	1,265.5	1,045.6	1,047.1
SPX shareholders' equity(7)	2,158.0	2,224.2	2,184.2	2,043.9	1,821.9
Noncontrolling interests	14.0	11.3	10.0	6.3	10.7
Capital expenditures	54.9	81.4	145.2	69.5	83.2
Depreciation and amortization	114.8	107.6	82.7	76.0	68.5

(1)
In the fourth quarter of 2013, we elected to change our accounting methods for recognizing expense associated with our pension and postretirement benefit plans. Under our new preferable accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year as a component of net periodic benefit expense. These changes have been reported through retrospective application of the new accounting methods to all periods presented. See (3) and (8) below for the amounts of changes in the fair value of plan assets and actuarial gains (losses) recognized under these new methods of accounting for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. See Notes 1 and 19 to our consolidated financial statements for disclosures relating to the impact of these changes on the periods reported and Note 10 to our consolidated financial statements for information on our pension and postretirement benefit plans.

(2)
On December 22, 2011, we completed the acquisition of Clyde Union (Holdings) S.a.r.l. ("Clyde Union") within our Flow Technology reportable segment. Revenues for Clyde Union for the period from January 1, 2011 to the date of acquisition and for 2010 and 2009, none of which are included above, totaled $434.2, $403.4 and $395.4, respectively.

(3)
During 2013, 2012, 2011, 2010 and 2009, we recognized income (expense) related to changes in the fair value of plan assets and actuarial gains (losses) of $0.8, $(149.9), $(38.6), $1.4 and $(141.3), respectively, associated with our pension and postretirement benefit plans.

(4)
During 2013, we recorded impairment charges of $6.7 related to the trademarks of certain businesses within our Flow Technology reportable segment.

During 2012, we recorded impairment charges of $281.4 associated with the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling Equipment and Services ("Cooling") reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

During 2011, we recorded impairment charges of $28.3, $20.8 of which related to the impairment of goodwill and $7.5 of which related to the impairment of indefinite-lived intangible assets of our SPX Heat Transfer reporting unit within our Thermal Equipment and Services reportable segment.

See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with goodwill and other long-term assets.

(5)
During 2013, 2012, 2011, 2010 and 2009, we recognized gains (losses) of $0.5, $(0.2), $(37.0), $(17.3) and $(7.7), respectively, associated with foreign currency forward contracts ("FX forward contracts") and currency forward embedded derivatives ("FX embedded derivatives"). The 2011 amount includes a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition.

During 2012, we recorded a pre-tax gain of $20.5 associated with the deconsolidation of our dry cooling business in China (see Note 4 to our consolidated financial statements for additional details).

During 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other income (expense), net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

(6)
Interest expense, net included charges in 2010 of $25.6 associated with the loss on early extinguishment of the then-existing interest rate protection agreements and term loan.

(7)
As discussed in Note 1 to our consolidated financial statements, during December 2013 we identified certain misstatements to previously reported income tax amounts. To correct for these misstatements, we have decreased the income tax benefit for 2012 by $1.4, increased the income tax benefit for 2011 by $10.7, and increased the tax provision in 2010 and 2009 by $4.9 and $6.1, respectively. In addition, we reduced SPX shareholders' equity, as compared to previously reported amounts, by $44.5, $43.1, $53.8 and $48.9 as of December 31, 2012, 2011, 2010 and 2009, respectively, to reflect the cumulative impact of these corrections as of such dates.

During 2013, our income tax provision was favorably impacted by the following benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets; (ii) $6.5 related to various audit settlements and statute expirations; and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.

During 2012, our income tax provision was impacted by an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling reporting unit, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes. Additionally, the 2012 income tax provision was negatively impacted by (i) taxes provided of $15.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested; (ii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes; and (iii) valuation allowances that were recorded against deferred income tax assets during the year of $5.4. The unfavorable impact of these items was offset partially by income tax benefits of $22.3 associated primarily with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this election, we determined that it was more likely than not that we would be able to utilize our existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $38.5. In addition, during 2011, we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer plant in Waukesha, WI. These tax benefits were offset partially by a $6.9 provision for federal income taxes in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

  During 2010, we recorded an income tax benefit of $18.2 in connection with the completion of the field examinations of our 2006 to 2007 federal income tax returns and a tax benefit of $11.1 related to a reduction in liabilities for uncertain tax positions associated primarily with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by a domestic charge of $3.6 associated with the repatriation of foreign earnings.

  During 2009, we recorded an income tax benefit of $4.9 associated with the loss on an investment in a foreign subsidiary.

(8)
During 2013, 2012, 2011, 2010 and 2009, we recognized income (expense) related to changes in the fair value of plan assets and actuarial gains (losses), net of tax, of $1.7, $(1.6), $(8.6), $(0.3) and $(5.6), respectively, in "Income (loss) from discontinued operations, net of tax" associated with our pension and postretirement benefit plans.

During 2012, we sold our Service Solutions business to Robert Bosch GmbH resulting in a net gain of $313.4. In addition, we allocated $8.0 of interest expense to discontinued operations during 2012 related to term loan amounts that were required to be repaid in connection with the sale of Service Solutions.

During 2009, we recorded a charge, net of tax, of $165.4 related to the impairment of goodwill and intangible assets of our Service Solutions business.

(9)
The original plan for disposing our Filtran business contemplated the buyout of the minority interest shareholder in order to allow us to sell 100% of the Filtran business. As a result of the planned divestiture, and in consideration of the contemplated buyout of the minority interest shareholder, we recorded a total impairment charge attributable to SPX common shareholders of $23.0 during 2008 in order to reduce the carrying value of the Filtran net assets to be sold to their estimated net realizable value. Of the $23.0 charge, $6.5 was recorded to "Gain (loss) on disposition of discontinued operations, net of tax." In October 2009, we completed the sale of the Filtran business for total consideration of approximately $15.0. In connection with the sale, we did not buy out the minority interest shareholder and, thus, only sold our share of the Filtran business. As a result, we reclassified $16.5 of the impairment charge incurred during 2008 from "Net income (loss) attributable to noncontrolling interests" to "Gain (loss) on disposition of discontinued operations, net of tax" within our 2009 consolidated statement of operations.

 ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations

(All currency and share amounts are in millions)

        The following should be read in conjunction with our consolidated financial statements and the related notes. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only (see Note 4 to our consolidated financial statements for information on discontinued operations).

Executive Overview

        At SPX, we are committed to innovation, operational excellence, continuous improvement and, above all, executing each day with the highest level of ethics and integrity. Our primary goal is to drive increased value for our shareholders, customers and employees.

        Last year, we committed to improving operational performance, returning capital to shareholders and narrowing our strategic focus around our Flow end markets. Summarized below is the progress we made in each of these areas during 2013.

  Operational Improvement

        During the second half of 2013, we transitioned to a new operational alignment designed to improve our operating efficiency and enhance our customer focus by more closely aligning our organizational resources with our customers' needs. The new alignment positions us to better leverage operational excellence, cost reduction initiatives and commercial synergies across our operations, particularly in our Flow Technology reportable segment.

        In addition, we also executed a number of restructuring actions aimed at reducing our cost structure and improving our ability to serve our customers. These actions, along with ongoing lean and supply chain initiatives, contributed to improved operating performance at many of our businesses. Consolidated profit margins for our operating segments increased 70 basis points to 10.5%, and we significantly increased operating cash flows from continuing operations in 2013 despite a $250.0 discretionary pension contribution. Improved working capital performance at many of our businesses was the primary driver of our strong operating cash flows in 2013.

        Our profit margin and operating cash flow results were achieved despite a $113.8, or 2.4%, decline in revenue versus 2012. Revenues declined primarily as a result of lower sales of food and beverage systems, power generation equipment and services, and original equipment oil and gas pumps. These revenue declines were due, in part, to increased discipline applied to our order acceptance process, the expected ramp down in revenue related to our large power projects in South Africa, and delays in the timing of our customers' capital spending decisions. During the second half of 2013, we experienced a sequential increase in orders of food and beverage systems, power generation equipment and services, and original equipment oil and gas pumps, which we expect to benefit revenue in 2014 and 2015.

  Capital Allocation

        We began 2013 in a strong financial position, with $984.1 of cash and equivalents. Consistent with our disciplined capital allocation methodology, we made the following key capital allocations during 2013:

  •
  $260.2 to repurchase SPX common stock (see below for additional details);

  •
  $250.0 of a discretionary pension contribution to the SPX U.S. Pension Plan;

  •
  $54.9 to capital expenditures; and

  •
  $28.8 to restructuring actions, primarily in our Flow Technology and Thermal Equipment and Services reportable segments.

        We ended 2013 with $691.8 of cash and equivalents and, thus far in 2014, we have received $574.1 of proceeds associated with the sale of our EGS joint venture interest. In December 2013, we announced a plan to repurchase $500.0 of shares of SPX common stock under a Rule 10b5-1 trading plan, of which $11.2 of repurchases occurred in December 2013 (see below for further details). In addition, we plan to reduce debt by approximately $300.0 during 2014.

  Divestitures

        On the strategic front, we divested two non-core industrial businesses in 2013 and currently are in the process of divesting certain other non-core industrial businesses (see "Discontinued Operations" below for further details). Also, as previously noted, we completed the sale of our 44.5% joint venture interest in EGS in January 2014. These recent and planned divestitures are consistent with our strategy to narrow our focus to our Flow Technology end markets. Revenues for our Flow Technology reportable segment accounted for approximately 56% of our consolidated revenues in 2013.

        In summary, we are pleased with the progress we made in 2013 to improve our organization and drive value for our shareholders, customers and employees. Going forward, we will continue to focus our strategic growth initiatives on increasing our ability to provide highly engineered products and solutions to our customers in the global power and energy, food and beverage and industrial flow end markets. We believe future investment in these three end markets will be driven by population growth, the expanding middle class, environmental and sustainability efforts, new infrastructure build in developing economies and replacement of aged infrastructure in developed economies.

        Additional details on the matters mentioned above, other transactions that impacted our 2013 financial results, and various other matters of interest are discussed below.

  Pension and Postretirement Plan Matters

  •
  On November 12, 2013, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.S. Pension Plan (the "Plan") to Massachusetts Mutual Life Insurance Company.

  •
  Additionally, we are offering approximately 7,500 eligible former employees under the Plan a voluntary single lump-sum payment option in lieu of a future pension benefit under the Plan during a designated election period in the first quarter of 2014.

  •
  During the fourth quarter of 2013, we elected to change our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. Under our new preferable accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses into earnings during the fourth quarter of each year as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. These changes have been reported through retrospective application of the new accounting methods to all periods reported.

See Note 10 to our consolidated financial statements for further details.

  Share Repurchases — We repurchased a total of 3.493 shares of our common stock for $260.2 during 2013, including:

  •
  1.514 shares under a Rule 10b5-1 trading plan entered into in 2012 (and completed in 2013) for $104.4;

  •
  1.864 shares on the open market for $144.6; and

  •
  0.115 shares under a Rule 10b5-1 trading plan entered into on December 18, 2013 for $11.2.

See Note 15 to our consolidated financial statements for further details.

  Discontinued Operations

  •
  Crystal Growing business ("Kayex") — We closed the business during the first quarter of 2013 and then sold a perpetual license related to certain of the business's intangible assets for cash consideration of $6.9.

  •
  Broadcast Antenna System business ("Dielectric") — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7.

  •
  During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses that were previously reported within Industrial Products and Services and Other. We expect to complete the sale of these businesses during 2014.

See Note 4 to our consolidated financial statements for further details.

  Debt Actions

  •
  On December 23, 2013, we amended our then-existing senior credit facilities to, among other items:

  •
  Extend the final maturity of the facilities to December 23, 2018;

  •
  Increase the borrowing capacity under our term loan facility from $475.0 to $575.0, with annual aggregate repayments of 5.0% of the initial principal balance ($475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 20, 2014) beginning with the first fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018;

    •
    Reduce availability under our global revolving credit facility from $300.0 to $200.0; and

    •
    Reduce availability under our foreign credit instrument facilities from $1,200.0 to $1,000.0.

  •
  On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6, plus approximately $2.0 in transaction costs.

See Note 12 to our consolidated financial statements for further details.

  Income Taxes

  •
  During 2013, we recorded discrete income tax benefits of $20.1, with $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, $6.5 related to various audit settlements and statute expirations, and $4.1 associated with the Research and Experimentation Credit generated in 2012.

  •
  As discussed in Note 1 to our consolidated financial statements, in December 2013 we identified certain misstatements associated with previously reported income tax amounts. We have evaluated the effects of these misstatements on the consolidated financial statements for the prior years impacted in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements," and concluded that none of these prior years are materially misstated. To correct these misstatements, and as permitted by SAB No. 108, we have restated the prior year consolidated financial statements included herein.

  Increase in Annual Dividend — On February 12, 2014, we implemented a dividend increase effective with our next quarterly dividend payment. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly.

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

        The following table provides selected financial information for the years ended December 31, 2013, 2012 and 2011, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline), and reflects a change in accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses on pension and postretirement benefit plans, with the change reported through retrospective application to all periods reported, as well as a correction to the income tax (provision) benefit in 2012 and 2011. See Note 1 to our consolidated financial statements for further discussion of the change in accounting methods and the corrections related to prior year income tax amounts.

	Year ended December 31,
				2013 vs. 2012%	2012 vs. 2011%
	2013	2012	2011
Revenues	$4,717.2	$4,831.0	$4,272.9	(2.4)	13.1
Gross profit	1,357.6	1,313.6	1,206.5	3.3	8.9
% of revenues	28.8%	27.2%	28.2%
Selling, general and administrative expense	956.0	1,112.6	897.4	(14.1)	24.0
% of revenues	20.3%	23.0%	21.0%
Intangible amortization	33.0	34.1	22.8	(3.2)	49.6
Impairment of goodwill and other long-term assets	6.7	285.9	28.3	*	*
Special charges, net	32.3	23.4	21.0	38.0	11.4
Other income (expense), net	(11.3)	14.0	(53.6)	*	*
Interest expense, net	(104.4)	(108.1)	(91.4)	(3.4)	18.3
Equity earnings in joint ventures	42.2	38.6	28.4	9.3	35.9
Income (loss) from continuing operations before income taxes	256.1	(197.9)	120.4	*	*
Income tax (provision) benefit	(54.8)	21.3	12.3	*	73.2
Income (loss) from continuing operations	201.3	(176.6)	132.7	*	*
Components of consolidated revenue growth (decline):
Organic growth (decline)				(1.7)	2.6
Foreign currency				(0.8)	(2.9)
Acquisitions/Dispositions				0.1	13.4

Net revenue growth (decline)				(2.4)	13.1

*
Not meaningful for comparison purposes.

        Revenues — For 2013, the decrease in revenues, compared to 2012, was due to a decline in organic revenues and, to a lesser extent, the impact of a stronger U.S. dollar (primarily versus the South African Rand). The decline in organic revenues was attributable primarily to declines within our Thermal Equipment and Services reportable segment and, to a lesser extent, our Flow Technology reportable segment, partially offset by an increase in sales within Industrial Products and Services and Other (see "Results of Reportable Segments and Other Operating Segments" for additional details).

        For 2012, the increase in revenues, compared to 2011, was due to incremental revenues of $594.1 associated with the acquisitions of Seital S.r.l. ("Seital") in 2012 and Clyde Union and e&e Verfahrenstechnik GmbH ("e&e") in 2011 and, to a lesser extent, organic revenue growth. The organic revenue growth in 2012 was due primarily to increases within our Flow Technology reportable segment and Industrial Products and Services and Other, partially offset by an organic revenue decline within our Thermal Equipment and Services reportable segment (see "Results of Reportable Segments and Other Operating Segments" for additional details). These increases in organic revenue were offset partially by the impact of a stronger U.S. dollar during 2012, when compared to 2011.

        Gross Profit — The increase in gross profit and gross profit as a percentage of revenue during 2013, compared to 2012, was primarily the result of the following:

  •
  Flow Technology reportable segment — Improved operating performance in the European and U.S. operations during 2013, which offset the impact of lower organic revenue as well as execution challenges on certain large food and beverage systems projects.

  •
  Industrial Products and Services and Other — Organic growth across all of the businesses within the group and improved operating execution at our power transformer business during 2013.

        The increase in gross profit for 2012, compared to 2011, was due primarily to the revenue performance described above. Gross profit as a percentage of revenues declined during 2012, compared to 2011, primarily as a result of the following:

  •
  Matters related to Clyde Union's operating results during the period, including:

  •
  The impact of excess fair value (over historical cost) of inventory acquired and subsequently sold during the first half of 2012 of $8.1; and

    •
    The impact of loss contracts acquired and then converted to revenue during 2012 (with such losses generally recorded as part of Clyde Union's acquisition accounting adjustments).

  •
  A decline in sales of higher-margin dry cooling products during 2012 within our Thermal Equipment and Services reportable segment; and

  •
  An increase during 2012 of sales of food and beverage systems within our Flow Technology reportable segment, as such sales typically have lower profit margins than the segment's other product lines.

        Selling, General and Administrative ("SG&A") Expense — For 2013, the decrease in SG&A expense, compared to 2012, was due primarily to a decrease in (i) pension and postretirement expense of $166.6 (an overall decrease in pension and postretirement expense of $175.7, with $9.1 included in "Cost of products sold") and (ii) stock-based compensation of $6.0. The decrease in pension and postretirement expense reflects a decrease in actuarial losses recognized in SG&A of $143.4 (from a loss of $142.4 recognized in 2012 to a gain of $1.0 recognized in 2013) and a reduction in expense resulting from a $250.0 discretionary contribution to our domestic qualified pension plan in April of 2013. These decreases in SG&A were offset partially by an increase in incentive compensation in 2013 of $15.1, resulting from a year-over-year improvement in operating performance.

        For 2012, the increase in SG&A expense, compared to 2011, was due primarily to (i) the impact of the Clyde Union acquisition in December of 2011, which resulted in additional SG&A during 2012 of $101.9, (ii) an increase in pension and postretirement expense of $101.3 (an overall increase in pension and postretirement expense of $106.5, with $5.2 included in "Cost of products sold") and, to a much lesser extent, (iii) additional expenses in support of the organic revenue growth in 2012. The increase in pension and postretirement expense reflects an increase in actuarial losses recognized in SG&A of $105.9 (a loss in 2012 of $142.4 versus a loss in 2011 of $36.5). These increases in SG&A were offset partially by a decrease in SG&A of $19.7 associated with a stronger U.S. dollar in 2012, when compared to 2011.

        Intangible Amortization — For 2013, the decrease in intangible amortization, compared to 2012, was due primarily to certain intangible assets becoming fully amortized during 2012.

        For 2012, the increase in intangible amortization, compared to 2011, was due primarily to incremental amortization of $10.0 associated with intangible assets purchased in the Clyde Union acquisition.

        Impairment of Goodwill and Other Long-Term Assets — During 2013, we recorded impairment charges of $6.7 related to the trademarks of certain businesses within our Flow Technology reportable segment.

        During 2012, we recorded impairment charges of $281.4 associated with the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

        During 2011, we recorded impairment charges of $28.3 associated with the goodwill and indefinite-lived intangible assets of our SPX Heat Transfer reporting unit, with $20.8 of the charge related to goodwill and $7.5 to trademarks.

        See Note 8 to our consolidated financial statements for further discussion of impairment charges.

        Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2013, 2012 and 2011. The components of special charges, net, were as follows:

	Year ended December 31,
	2013	2012	2011
Employee termination costs	$29.2	$22.6	$8.9
Facility consolidation costs	1.0	2.4	5.5
Other cash costs (recoveries), net	0.1	(4.4)	0.1
Non-cash asset write-downs	2.0	2.8	6.5

Total special charges, net	$32.3	$23.4	$21.0

        Other Income (Expense), Net — Other expense, net, for 2013 was composed primarily of foreign currency transaction losses of $16.1 and losses on FX forward contracts of $0.1, partially offset by gains on FX embedded derivatives of $0.6 and investment-related earnings of $4.2.

        Other income, net, for 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling products business in China, investment earnings of $9.9, and gains on FX forward contracts of $0.2, partially offset by foreign currency transaction losses of $12.2 and losses on FX embedded derivatives of $0.4.

        Other expense, net, for 2011 was composed primarily of charges associated with our FX forward contracts of $38.5 and foreign currency transaction losses of $4.4, partially offset by gains on FX embedded derivatives of $1.5 and insurance proceeds received of $3.2 related to death benefit and property insurance claims. The expense associated with the FX forward contracts included a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition. In addition, and as discussed in Note 14 to our consolidated financial statements, we maintain insurance for certain risk management matters. During 2011, we recorded a charge of $18.2 to "Other income (expense), net" associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters.

        Interest Expense, Net — The decrease in interest expense, net, during 2013, compared to 2012, was primarily the result of a decrease in the average outstanding borrowings on our revolving credit facilities and trade receivables financing arrangement from $162.0 during 2012 to $8.8 during 2013. Interest expense in 2013 included a charge of $1.0 associated with the write-off of deferred financing costs as a result of the amendment of our senior credit facilities. (See "MD&A — Liquidity and Financial Condition" and Note 12 to our consolidated financial statements for further details pertaining to our 2013 debt activity.)

        The increase in interest expense, net, during 2012, compared to 2011, was primarily the result of interest incurred during 2012 on the $800.0 of term loans that were drawn down in December 2011 in order to fund the acquisition of Clyde Union. In connection with the closing of the sale of our Service Solutions business in December 2012, we repaid $325.0 of these term loans. Interest expense associated with the repaid term loans of approximately $8.0 was allocated to discontinued operations during 2012.

        Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS, as earnings from this investment totaled $41.9, $39.0 and $28.7 in 2013, 2012 and 2011, respectively. See Note 9 to our consolidated financial statements for additional information regarding our investment in EGS.

        Income Taxes — During 2013, we recorded an income tax provision of $54.8 on $256.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 21.4%. The effective tax rate for 2013 was impacted favorably by income tax benefits of (i) $9.5 associated with net reductions in valuation allowances recorded against certain foreign deferred income tax assets, (ii) $6.5 recorded in connection with various audit settlements and statute expirations during the period, and (iii) $4.1 related to the Research and Experimentation Credit generated in 2012.

        During 2012, we recorded an income tax benefit of $21.3 on a pre-tax loss from continuing operations of $197.9, resulting in an effective tax rate of 10.8%. The effective tax rate for 2012 was impacted by (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling reporting unit's goodwill and other long-term assets, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes, (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested, (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes, and (iv) valuation allowances that were recorded against deferred income tax assets during the year of $5.4. These income tax charges were offset partially by income tax benefits of $22.3 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

        During 2011, we recorded an income tax benefit of $12.3 on pre-tax income from continuing operations of $120.4, resulting in an effective tax rate of (10.2)%. During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this method change, we determined that it was more likely than not that we will be able to utilize our then-existing foreign tax credits within the remaining carryforward period. Accordingly, during 2011, we released the valuation allowance on our foreign tax credit carryforwards, resulting in an income tax benefit of $38.5. In addition, during 2011, we recorded income tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These benefits were offset partially by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

 Results of Discontinued Operations

        For 2013, 2012 and 2011, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2013	2012	2011
Income from discontinued operations	$19.1	$631.2	$69.4
Income tax provision	(7.8)	(271.4)	(25.9)

Income from discontinued operations, net	$11.3	$359.8	$43.5

        For 2013, 2012 and 2011, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2013	2012	2011
Revenues	$205.0	$1,094.2	$1,189.0
Pre-tax income	22.5	75.6	72.4

Discontinued Operations

        As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material.

        We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, commit to a plan to divest the business or asset group or we actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next twelve months. During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses that were previously reported within Industrial Products and Services and Other. These businesses have been reported, for all periods presented, as discontinued operations within our consolidated financial statements. We are actively pursuing the sales of these businesses and anticipate that the sales will be completed during 2014.

        In addition, the following businesses, which have been sold or for which operations have been terminated, also met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Broadcast Antenna System business ("Dielectric")	Q2 2013	Q2 2013
Crystal Growing business ("Kayex")	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012

        Dielectric — We sold assets of the business during 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

        Kayex — We closed the business during 2013. We recorded a gain, net of taxes, of $1.3 during 2013 associated primarily with a gain on the sale of a perpetual license related to certain of the business's intangible assets, which was partially offset by a loss related to severance costs and asset impairment charges. Proceeds from the sale of the perpetual license totaled $6.9.

        Tianyu — Sold for cash consideration of one Chinese Yuan (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, of $1.8 during 2012.

        Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, of $2.2 during 2012. During 2013, we received $1.1 associated with the working capital settlement and reduced the net gain by $0.4.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012. During 2013, we received $0.8 associated with the working capital settlement and reduced the net gain by $0.3, associated primarily with the working capital settlement and revisions to income tax and other retained liabilities related to the sale.

        In addition to the businesses discussed above, we recognized net gains (losses) of $(4.6), $(0.4) and $0.3 during 2013, 2012 and 2011, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2011.

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

Results of Reportable Segments and Other Operating Segments

        The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable segments and other operating segments.

        Non-GAAP Measures — Throughout the following discussion of reportable and other operating segments, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Continuing Operations — Non-GAAP Measures."

Flow Technology Reportable Segment

	Year ended December 31,
				2013 vs. 2012%	2012 vs. 2011%
	2013	2012	2011
Revenues	$2,638.0	$2,682.2	$2,042.0	(1.6)	31.4
Income	308.3	285.1	268.4	8.1	6.2
% of revenues	11.7%	10.6%	13.1%
Components of revenue growth (decline):
Organic growth (decline)				(1.5)	5.2
Foreign currency				(0.2)	(3.0)
Acquisitions				0.1	29.2

Net revenue growth (decline)				(1.6)	31.4

        Revenues — For 2013, the decrease in revenues, compared to 2012, was due primarily to an organic revenue decline and, to a lesser extent, the strengthening of the U.S. dollar during the period. The decline in organic revenue was due primarily to lower sales of food and beverage systems projects in Asia Pacific and lower sales of Clyde Union's original equipment oil and gas pumps. These declines were offset partially by an increase in sales of valves, closures and other components into oil and gas markets primarily in North America and Europe, as well as increased food and beverage systems revenues in Europe.

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

        Income — For 2013, income and margin increased, compared to 2012, due to improved operating execution at a number of businesses within the segment, cost reductions associated with restructuring initiatives implemented at Clyde Union, and the increased sales of oil and gas components at our European and U.S. facilities, which more than offset the impact of the organic revenue decline described above, as well as execution challenges on certain large food and beverage systems projects experienced in 2013. In addition, in 2012, income and margin were diluted by $8.1 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction and subsequently sold in the first half of 2012.

        For 2012, income increased, compared to 2011, primarily as a result of incremental income of $22.0 associated with the acquisitions of Clyde Union, Seital and e&e and the organic revenue growth noted above in 2012, partially offset by the impact of a stronger U.S. dollar. Margins for 2012 declined, compared to 2011, primarily as a result of the impact of dilution related to Clyde Union's operating results during the year, including (i) incremental amortization expense of $10.0 associated with the intangible assets acquired in the Clyde Union transaction, (ii) the impact of loss contracts acquired and then converted to revenue during 2012 (such losses generally were recorded as part of Clyde Union's acquisition accounting adjustments) and (iii) $8.1 associated with the excess fair value (over historical cost) of inventory acquired in the Clyde Union transaction and subsequently sold in the first half of 2012. In addition, 2012 margins were impacted by the significant increase in sales of food and beverage systems, as system revenues typically have lower profit margins than the segment's other product lines.

Thermal Equipment and Services Reportable Segment

	Year Ended December 31,
				2013 vs. 2012%	2012 vs. 2011%
	2013	2012	2011
Revenues	$1,344.2	$1,490.9	$1,636.4	(9.8)	(8.9)
Income	81.9	106.7	142.5	(23.2)	(25.1)
% of revenues	6.1%	7.2%	8.7%
Components of revenue decline:
Organic decline				(7.4)	(3.7)
Foreign currency				(2.4)	(3.6)
Disposition				—	(1.6)

Net revenue decline				(9.8)	(8.9)

        Revenues — For 2013, the decrease in revenues, compared to 2012, was due to an organic revenue decline and, to a lesser extent, the impact of a stronger U.S. dollar (primarily versus the South African Rand). The organic revenue decline was due primarily to a decrease in power generation equipment and service sales in North America and Europe, and the expected winding down of our large power projects in South Africa.

        For 2012, the decrease in revenues, compared to 2011, was primarily the result of organic revenue declines and a stronger U.S. dollar during 2012. The decrease in organic revenues was due to declines in sales of cooling and thermal products in the Americas, China, and Europe, primarily as a result of weak demand in the global power generation market. These decreases in organic revenue were offset partially by additional sales of cooling products in South Africa during 2012 associated with continued progression on the Kusile and Medupi projects.

        Income — For 2013, income and margin decreased, compared to 2012, primarily due to the organic revenue decline described above, offset partially by improved execution and cost reductions associated with restructuring actions initiated in the first half of 2013.

        For 2012, income and margin decreased, compared to 2011, as a result of the organic revenue decline noted above and a lower proportion of higher-margin dry cooling project revenues in 2012.

Industrial Products and Services and Other

	Year Ended December 31,
				2013 vs. 2012%	2012 vs. 2011%
	2013	2012	2011
Revenues	$735.0	$657.9	$594.5	11.7	10.7
Income	104.3	80.7	71.4	29.2	13.0
% of revenues	14.2%	12.3%	12.0%
Components of revenue growth (decline):
Organic growth				11.7	11.3
Foreign currency				—	(0.6)

Net revenue growth				11.7	10.7

        Revenues — For 2013, the increase in revenues, compared to 2012, was due primarily to an increase in organic revenue related to increased sales for all of the businesses within the group, with the most significant contributors being power transformers and fare collection systems.

        For 2012, the increase in revenues, compared to 2011, was a result of organic revenue growth due primarily to an increase in power transformer volumes, and to a lesser extent prices, and sales of hydraulic tools and equipment. These increases in organic revenue were offset partially by a decline in sales of fare collection systems during 2012.

        Income — For 2013, the increase in income and margin, compared to 2012, was due primarily to leverage on increased sales volumes and improved operating execution at our power transformer business.

        For 2012, the increase in income and margin, compared to 2011, was due primarily to improved profitability within our power transformer business due to (i) the organic revenue increases noted above and (ii) non-recurrence of start-up costs of $11.4 incurred in 2011 associated with the expansion of the business's facility in Waukesha, WI.

Corporate Expense and Other Expense (Income)

	Year Ended December 31,
				2013 vs. 2012%	2012 vs. 2011%
	2013	2012	2011
Total consolidated revenues	$4,717.2	$4,831.0	$4,272.9	(2.4)	13.1
Corporate expense	110.8	108.8	105.9	1.8	2.7
% of revenues	2.3%	2.3%	2.5%
Pension and postretirement expense (income)	(17.7)	158.0	51.5	(111.2)	206.8
Stock-based compensation expense	32.8	38.8	38.6	(15.5)	0.5

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense increased during 2013, compared to 2012, due primarily to an increase in the incentive compensation associated with the year-over-year improvement in our operating performance.

        The increase in corporate expense during 2012, compared to 2011, was due primarily to an increase in charges associated with earnings on participant deferred compensation balances, as the amount in 2012 totaled $5.3 compared to $1.7 in 2011.

        Pension and Postretirement Expense (Income) — Pension and postretirement expense (income) represents our consolidated expense (income), which we do not allocate for segment reporting purposes. As previously noted, during the fourth quarter of 2013, we elected to change our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. Under our new accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year as a component of net periodic benefit expense. The remaining components of pension and postretirement expense (income), primarily service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. These changes have been reported through retrospective application of the new accounting methods to all periods presented.

        Pension and postretirement income for 2013 included changes in the fair value of plan assets and actuarial gains of $0.8 that resulted primarily from an increase in discount rates during the year, partially offset by the premium paid in order to transfer the monthly payments to retirees under the U.S. Pension Plan to an insurance company. In addition, pension and postretirement income for 2013 was impacted favorably by a discretionary contribution of $250.0 to the SPX U.S. Pension Plan during April of 2013.

        Pension and postretirement expense for 2012 and 2011 included changes in the fair value of plan assets and actuarial losses of $149.9 and $38.6, respectively, associated primarily with a decrease in discount rates during such years.

        See Note 10 to our consolidated financial statements for further details on our pension and postretirement plans.

        Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in stock-based compensation expense for 2013, compared to 2012, was due primarily to a reduction in stock-based compensation associated with our executive officer group, as well as an increase in forfeitures during 2013.

        The increase in stock-based compensation expense during 2012, compared to 2011, was due primarily to the fact that the 2012 awards were granted in January, whereas the 2011 awards were granted in March, and, thus, the 2012 awards contributed two additional months of expense during 2012. Such increase generally was offset by the impact of a decline in the fair value of our 2012 restricted stock share and restricted stock unit awards, as the weighted-average fair value of the 2012 awards was approximately 19.0% lower than the weighted-average fair value of the 2011 awards.

 Outlook

        The following table highlights our backlog as of December 31, 2013 and 2012, and the revenue and profit margin expectations for our reportable and other operating segments for 2014 based on information available at the time of this report.

Flow Technology reportable segment	During 2013, the segment experienced a revenue decline of 1.6%, including an organic decline of 1.5%. For 2014, we are targeting revenues to increase between 3% and 6% primarily as a result of organic revenue growth. The segment had a profit margin of 11.7% in 2013 and we are projecting an increase of approximately 100 basis points in 2014, primarily as a result of the leverage on the anticipated organic growth and lower costs resulting from the restructuring actions that were initiated in the second half of 2013. The segment had backlog of $1,387.4 and $1,360.0 as of December 31, 2013 and 2012, respectively. We expect to convert approximately 82% of the segment's December 31, 2013 backlog to revenues during 2014.
Thermal Equipment and Services reportable segment

During 2013, the segment experienced a revenue decline of 9.8%, including an organic decline of 7.4%. For 2014, we are targeting revenues to be comparable to 2013, as declines associated with the continued wind-down of our large power projects in South Africa are expected to be offset by organic growth within the remainder of the businesses. The segment had a profit margin of 6.1% in 2013 and we are projecting an increase of approximately 40 basis points in 2014, primarily as a result of lower costs resulting from the restructuring actions that were initiated during 2013. The segment had backlog of $675.4 and $786.9 as of December 31, 2013 and 2012, respectively. We expect to convert approximately 69% of the segment's December 31, 2013 backlog to revenues during 2014. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. We expect large contracts to continue to be significant for this segment, which may contribute to large fluctuations in revenues and profits from period to period.

Industrial Products and Services and Other

During 2013, this group of businesses experienced a revenue increase of 11.7%, all of which was organic growth. We are targeting an increase in revenues of between 6% and 10% for 2014, primarily as a result of increasing volumes for power transformers. The aggregate profit margin for this group of businesses was 14.2% in 2013 and we are projecting an increase of approximately 80 basis points in 2014, primarily as a result of the leverage on the anticipated organic growth and continued improvements in productivity within our power transformer business. Backlog totaled $284.6 and $290.3 as of December 31, 2013 and 2012, respectively. We expect to convert approximately 92% of the December 31, 2013 backlog to revenues during 2014.

 Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
Continuing operations:
Cash flows from operating activities	$98.6	$49.3	$206.2
Cash flows used in investing activities	(48.0)	(94.9)	(892.0)
Cash flows from (used in) financing activities	(335.4)	(669.6)	713.9
Cash flows from discontinued operations	8.0	1,146.1	64.1
Change in cash and equivalents due to changes in foreign currency exchange rates	(15.5)	2.2	3.4

Net change in cash and equivalents	$(292.3)	$433.1	$95.6

2013 Compared to 2012

        Operating Activities — Cash flows used in operating activities during 2013 included $319.2 of defined benefit pension and postretirement contributions and direct benefit payments, $250.0 of which was a discretionary pension contribution, compared to $64.6 during 2012. Excluding the impact of these contributions, operating cash flows improved significantly on a year-over-year basis due to favorable working capital trends at many of our businesses. For example, Clyde Union's operating cash flows during 2013 totaled approximately $64.0 compared to cash used in operations during 2012 of approximately $100.0, with such cash outflows required in order to fund the business's initial working capital needs.

        Investing Activities — The decrease in cash used in investing activities during 2013, compared to 2012, was due primarily to (i) the acquisition of Seital S.r.l. during 2012 for $28.0 (there were no business acquisitions in 2013) and (ii) a reduction in capital expenditures (2013 — $54.9 and 2012 — $81.4).

        Financing Activities — During 2013, net cash used in financing activities of $335.4 was due primarily to repurchases of our common stock of $260.2, dividends paid of $34.7, and net repayments of debt of $20.8. During 2012, net cash used in financing activities of $669.6 was due primarily to net repayments of debt of $365.5, repurchases of our common stock of $245.6, and dividends paid of $63.6. The net repayments of debt, including repayments against our term loans of $325.0, and repurchases of common stock, resulted primarily from the proceeds that were received in connection with the sale of our Service Solutions business in December 2012.

        Discontinued Operations — Cash flows from discontinued operations during 2013 related primarily to Kayex, Dielectric, and certain other non-strategic businesses that we have committed to divest, while cash flows from discontinued operations during 2012 related primarily to Service Solutions and the businesses mentioned above. The 2012 figure includes proceeds of $1,134.9 received in connection with the sale of our Service Solutions business in December 2012.

2012 Compared to 2011

        Operating Activities — The decrease in cash flows from operating activities during 2012, compared to 2011, was due primarily to: (i) investments in working capital at Clyde Union of approximately $140.0; (ii) the timing of milestone cash receipts for certain large projects within our Flow Technology and Thermal Equipment and Services reportable segments; (iii) pension and postretirement contributions and direct benefit payments during 2012 of $64.6 compared to $27.4 during 2011; and (iv) income tax payments, net of refunds, of $59.3 during 2012 compared to income tax payments, net of refunds, of $0 during 2011.

        Investing Activities — The decrease in cash used in investing activities during 2012, compared to 2011, was due primarily to a reduction in business acquisitions and investments during 2012, as the 2012 acquisition/investment cash flows were limited generally to the acquisition of Seital for $28.0, while the 2011 acquisition/investment cash flows included the Clyde Union acquisition for $720.3. In addition, capital expenditures declined to $81.4 in 2012, compared to $145.2 in 2011. The 2011 capital expenditure figure included $55.1 of expenditures related to the expansion of our power transformer facility in Waukesha, WI and $40.8 for the purchase of a manufacturing facility in Glasgow, Scotland that is occupied and was previously leased by Clyde Union.

        Financing Activities — During 2012, net cash used in financing activities of $669.6 was due primarily to net repayments of debt of $365.5, repurchases of our common stock of $245.6, and dividends paid of $63.6. The net repayments of debt, including repayments against our term loans of $325.0, and repurchases of common stock, were effected primarily with the proceeds that were received in connection with the sale of our Service Solutions business in December 2012. During 2011, net cash from financing activities totaled $713.9 and related primarily to $800.0 of term loan borrowings under our senior credit facilities in order to fund the acquisition of Clyde Union in December 2011. Such borrowings were offset partially by dividends paid of $53.4 and financing fees paid of $17.2. There were no repurchases of SPX common stock during 2011.

        Discontinued Operations — Cash flows from discontinued operations for 2012 and 2011 related primarily to Service Solutions and other non-strategic businesses that we have divested or committed to divest. The 2012 figure includes proceeds of $1,134.9 received in connection with the sale of our Service Solutions business in December 2012. The 2011 figure includes the operating cash flows for Service Solutions of $75.0, partially offset by acquisitions and capital expenditures by the business of $45.0 and $5.5, respectively.

Borrowings

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2013:

	December 31, 2012	Borrowings	Repayments	Other(4)	December 31, 2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014(1)	500.0	—	—	—	500.0
Trade receivables financing arrangement(2)	—	35.0	(35.0)	—	—
Other indebtedness(3)	117.0	3.4	(24.2)	4.4	100.6

Total debt	1,692.0	$325.4	$(346.2)	$4.4	1,675.6

Less: short-term debt	33.4				26.9
Less: current maturities of long-term debt	8.7				558.7

Total long-term debt	$1,649.9				$1,090.0

(1)
As noted below, we completed the redemption of all the 7.625% senior notes on February 11, 2014.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At December 31, 2013, we had $61.7 of available borrowing capacity under the facility.

(3)
Primarily included capital lease obligations of $73.0 and $82.3 and balances under purchase card programs of $25.4 and $27.9 at December 31, 2013 and 2012, respectively.

(4)
"Other" primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

        On December 23, 2013, we amended our senior credit facilities to provide for committed senior secured financing in an aggregate amount of $2,075.0, consisting of the following (each with a final maturity of December 23, 2018):

  •
  A term loan facility of $575.0, of which $475.0 was outstanding at December 31, 2013 and under which an additional $100.0 is available for borrowings on a delayed draw basis through June 20, 2014;

  •
  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

  •
  A global revolving credit facility, available for loans in U.S. Dollars, Euros, British Pounds ("GBP") and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

  •
  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $800.0; and

  •
  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $200.0.

        The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 20, 2014, of 5.0%, beginning with the first fiscal quarter of 2015), with the remaining balance repayable in full on December 23, 2018.

        At December 31, 2013, we had $54.5 and $671.6 of outstanding letters of credit under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $5.3 of letters of credit outstanding under separate arrangements in China and India.

        We also may seek additional commitments, without the consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount not to exceed (x) $1,000.0 or (y) such greater amount that would not cause our Consolidated Senior Secured Leverage Ratio to exceed 2.75 to 1.00.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance. We borrow and repay amounts under our revolving credit facilities on a regular basis during the year. During 2013, the average daily amount outstanding under these facilities was approximately $8.3.

        The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR plus 1.0%) or (ii) a reserve-adjusted LIBOR (as defined in the senior credit facilities) for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended on such date). We may elect interest periods of one, two, three or six months for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Loans	ABR Loans
Greater than or equal to 3.00 to 1.00	0.35%	0.35%	2.00%	0.35%	1.25%	2.00%	1.00%
Between 2.00 to 1.00 and 3.00 to 1.00	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%
Between 1.50 to 1.00 and 2.00 to 1.00	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%
Between 1.00 to 1.00 and 1.50 to 1.00	0.25%	0.25%	1.375%	0.25%	0.80%	1.375%	0.375%
Less than 1.00 to 1.00	0.225%	0.225%	1.25%	0.225%	0.75%	1.25%	0.25%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 1.92% at December 31, 2013.

        Bilateral foreign credit fees and commitments are as specified above, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.

        Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied to repay, first, any amounts outstanding under the term loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and second, after the term loans and any such incremental term loans have been repaid in full, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds. In addition, no prepayment is required for the net proceeds from the sale of our joint venture interest in EGS or for the net proceeds of certain other potential divestitures specifically identified in the agreement governing the senior credit facilities.

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

        Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is less than "Ba2" (or not rated) by Moody's and less than "BB" (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB-" or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

        Our senior credit facilities require that we maintain:

  •
  A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

  •
  A Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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

        We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after December 23, 2013 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from July 1, 2011 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit).

        At December 31, 2013, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long term.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in August 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities of $562.5, to pay $26.9 of termination costs (including $2.6 of accrued interest) for interest rate protection agreements related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

        In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in December 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV. The interest payment dates for these notes are June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. On February 11, 2014, we completed the redemption of all the 7.625% senior notes for a total redemption price of $530.6, plus approximately $2.0 in transaction costs.

        At December 31, 2013, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2013 and 2012, the participating businesses had $25.4 and $27.9, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $80.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

Availability

        At December 31, 2013, we had $445.5 of available borrowing capacity under our revolving credit facilities after giving effect to $54.5 reserved for outstanding letters of credit, and $61.7 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2013, we had $328.4 of available issuance capacity under our foreign trade facilities after giving effect to $671.6 reserved for outstanding letters of credit.

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

        At December 31, 2013, we had approximately $1,951.0 of undistributed foreign earnings, including $1,634.0 for which no U.S. federal or state income taxes have been provided. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

        As of December 31, 2013, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

        We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

        We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize their impact. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and GBP.

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, because the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in the current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives' fair value is recorded as a component of "Other income (expense), net" in the period in which it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

        We had FX forward contracts with an aggregate notional amount of $191.3 and $107.3 outstanding as of December 31, 2013 and 2012, respectively, with all such contracts scheduled to mature in 2014. We also had FX embedded derivatives with an aggregate notional amount of $145.8 and $96.3 at December 31, 2013 and 2012, respectively, with scheduled maturities of $88.7, $44.8, $11.0 and $1.3 in 2014, 2015, 2016 and years thereafter, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.0 and $3.4 as of December 31, 2013 and 2012, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2013 to income over the next 12 months. The net gain (loss) recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $0.5 in 2013, $(0.2) in 2012 and $(37.0) in 2011.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the purchase price of the Clyde Union acquisition, which was paid in GBP. From the inception of these contracts until December 22, 2011 (the date on which the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other income (expense), net" in our 2011 consolidated statement of operations.

        The fair values of our FX forward contracts and embedded derivatives were as follows:

	December 31, 2013				December 31, 2012
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.9	$—	$(0.3)	$—	$0.2	$—	$(0.4)	$—
FX embedded derivatives	0.7	—	(6.5)	(2.1)	0.3	—	(0.9)	(9.8)

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At December 31, 2013 and 2012, the outstanding notional amount of commodity contracts was 3.4 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2013 and 2012, the fair value of these contracts was $0.4 (current asset) and $0.2 (current asset), respectively. The unrealized gain, net of taxes, recorded in AOCI was $0.2 and $0.1 as of December 31, 2013 and 2012, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2013 to income over the next 12 months.

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. At December 31, 2013 and 2012, the fair value of these investments was $3.0 and $3.6, respectively.

        We elected to account for certain other investments in equity securities that are not readily marketable under the fair value option. At December 31, 2013 and 2012, these assets had a fair value of $1.4 and $7.5, respectively, which was estimated using valuation models, including the Monte-Carlo simulation model.

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012, including net unrealized losses recorded to "Other income (expense), net".

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$7.8
Unrealized losses recorded to earnings	(0.3)

Balance at December 31, 2012	7.5
Cash consideration received and other	(5.2)
Unrealized losses recorded to earnings	(0.9)

Balance at December 31, 2013	$1.4

Other Fair Value Financial Assets and Liabilities

        The carrying amounts of cash and equivalents and receivables reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments.

        The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at December 31, 2013 for similar debt was $1,716.9, compared to our carrying value of $1,602.6.

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

Cash and Other Commitments

        Our senior credit facilities are payable in full on December 23, 2018. Our term loan is repayable in quarterly installments (with annual repayments, as a percentage of the initial principal amount of $475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 20, 2014, of 5.0%, beginning with the first fiscal quarter of 2015), with the remaining balance repayable in full on December 23, 2018.

        We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2013, we had $132.0 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted at the discretion of the Board of Directors. The factors that the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends, and any other factors deemed relevant. During 2013, we declared and paid dividends of $45.5 and $34.7, respectively, while in 2012 we declared and paid dividends of $50.9 and $63.6, respectively. On February 12, 2014, we implemented a dividend increase effective with our next quarterly dividend payment. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly.

        Capital expenditures for 2013 totaled $54.9, compared to $81.4 and $145.2 in 2012 and 2011, respectively. Capital expenditures in 2013 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2014 capital expenditures to approximate $85.0, with a significant portion related to upgrades of manufacturing facilities. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2013, we made contributions and direct benefit payments of $319.2 to our defined benefit pension and postretirement benefit plans, net of subsidies, which included a $250.0 discretionary contribution to our qualified domestic pension plan and $2.3 of contributions related to businesses that have been classified as discontinued operations. We expect to make $37.2 of minimum required funding contributions and direct benefit payments in 2014, including $3.0 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our domestic pension funds experienced a positive return on assets of approximately 3.0% in 2013. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $50.3, $59.3, and $0.0 in taxes for 2013, 2012 and 2011, respectively. In 2013, we made payments of $59.7 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $9.4. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2013, except as discussed in Note 14 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $54.5 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $671.6 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; (iii) $5.3 of letters of credit outstanding under separate arrangements in China and India; and (iv) approximately $119.6 of surety bonds. In addition, $38.8 of our standby letters of credit relate to self-insurance matters and originate from workers' compensation, auto, or general liability claims made against us. We account for each of these claims as part of our self-insurance accruals.

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

        We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. Additionally, we have stated that we may consider a larger acquisition in the future, with more than $1,000.0 in revenues, if certain criteria are met. In addition, you should read "Risk Factors," "Results for Reportable Segments and Other Operating Segments" included in this MD&A, and "Business" for an understanding of the risks, uncertainties and trends facing our businesses.

        On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 of shares of our common stock, in accordance with a share repurchase program authorized by our Board of Directors. During December 2013, 0.115 shares of our common stock were repurchased under this trading plan for $11.2.

Contractual Obligations:

        The following is a summary of our primary contractual obligations as of December 31, 2013:

	Total	Due within 1 year	Due in 1-3 years	Due in 3-5 years	Due after 5 years
Short-term debt obligations	$26.9	$26.9	$—	$—	$—
Long-term debt obligations	1,648.7	558.7	51.8	1,034.2	4.0
Pension and postretirement benefit plan contributions and payments(1)	511.3	37.2	114.5	49.1	310.5
Purchase and other contractual obligations(2)	554.8	525.0	29.8	—	—
Future minimum operating lease payments(3)	132.0	38.3	45.8	19.9	28.0
Interest payments	237.0	88.7	102.5	44.9	0.9

Total contractual cash obligations(4)	$3,110.7	$1,274.8	$344.4	$1,148.1	$343.4

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2014 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)
Represents contractual commitments to purchase goods and services at specified dates.

(3)
Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that we could pay approximately $65.0 to $75.0 relating to uncertain tax positions, which includes an estimate for interest and penalties. In addition, the above table does not include potential payments under our derivative financial instruments.

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2013, 2012 and 2011, we recognized $1,343.8, $1,594.7 and $1,457.5 of revenues under the percentage-of-completion method, respectively.

        We record any provision for estimated losses on uncompleted long-term contracts in the period in which the losses are determined. In the case of customer change orders for uncompleted long-term contracts, we include estimated recoveries for work performed in forecasting ultimate profitability on these contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised during the duration of a contract. These revisions to costs and income are recognized in the period in which the revisions are determined.

        Our estimation process for determining revenues and costs for contracts accounted for under the percentage-of-completion method is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of our long-term contracts. Each long-term contract is unique, but typically similar enough to other contracts that we can effectively leverage our experience. As our long-term contracts generally range from nine to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often, as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed under the Revenue Recognition Topic of the Codification.

        We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to long-term contracts include, but are not limited to, the following:

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

  •
  Material Availability and Costs — Our estimates of material costs generally are based on existing supplier relationships, adequate availability of materials, prevailing market prices for materials, and, in some cases, long-term supplier contracts. Changes in our supplier relationships, delays in obtaining materials, or changes in material prices can have a significant impact on our cost and profitability estimates.

  •
  Use of Sub-Contractors — Our arrangements with sub-contractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by sub-contractor delays, customer claims arising from sub-contractor performance issues, or a sub-contractor's inability to fulfill its obligations.

  •
  Labor Costs and Anticipated Productivity Levels — Where applicable, we include the impact of labor improvements in our estimation of costs, such as in cases where we expect a favorable learning curve over the duration of the contract. In these cases, if the improvements do not materialize, costs and profitability could be adversely impacted. Additionally, to the extent we are more or less productive than originally anticipated, estimated costs and profitability may also be impacted.

  •
  Effect of Foreign Currency Fluctuations — Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may (but generally do not) enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 13 to our consolidated financial statements for additional details on our FX forward contracts.

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

        The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors, including the input of an independent appraisal firm, in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year in conjunction with our annual financial planning process (or more frequently if impairment indicators arise), based primarily on events and circumstances existing as of the end of the third quarter. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and, when applicable, anticipated net cost reductions.

        The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.

        Based on our annual goodwill impairment testing in 2013, we determined that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by at least 10%.

        We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2013, we recorded impairment charges of $6.7 related to trademarks of certain business within our Flow Technology reportable segment. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.

        In connection with our annual goodwill impairment testing in 2012, our analysis indicated that the estimated fair value of our Cooling reporting unit was below the carrying value of its net assets. As a result, we estimated the implied fair value of Cooling's goodwill, which resulted in an impairment charge related to such goodwill of $270.4. The impairment charge of $270.4 was composed of (i) a $125.8 difference between the estimated fair value of Cooling compared to the carrying value of its net assets and (ii) an allocation to certain tangible and intangible assets of $144.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification.

        In addition to the goodwill impairment charge of $270.4, we recorded an impairment charge of $11.0 in 2012 related to certain long-term assets of our Cooling reporting unit. Lastly, we recorded impairment charges of $4.5 in 2012 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

        In the second quarter of 2011, SPX Heat Transfer experienced a decline in its revenues and profitability, furthering a trend that began late in the first quarter of 2011. As a result, during the second quarter of 2011, we updated the projection of future discounted cash flows for SPX Heat Transfer which indicated that the reporting unit's fair value was less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer's goodwill ($17.2) and indefinite-lived intangible assets ($7.5). In connection with our annual goodwill impairment testing during the fourth quarter of 2011, and in consideration of a further decline in SPX Heat Transfer's revenue and profitability, we determined that the remaining goodwill ($3.6) of the reporting unit was impaired and, thus, recorded an impairment charge of $3.6 during the fourth quarter of 2011.

Employee Benefit Plans

        Defined benefit plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, domestic postretirement plans provide health and life insurance benefits for certain retirees and their dependents. In the fourth quarter of 2013, we elected to change our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with all of our pension and postretirement benefit plans. Historically, actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans' projected benefit obligations (the "corridor") were recognized as a component of accumulated other comprehensive income ("AOCI") within our consolidated balance sheet and, depending on the benefit plan, we amortized these gains and losses into earnings either over the remaining average service period for the active participants or the average remaining life expectancy of the inactive participants. Additionally, for our domestic qualified pension plan, we used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five-year period and we applied a fair value method for our foreign pension plans. Under our new accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses into earnings during the fourth quarter of each year as a component of net periodic benefit expense (and we no longer apply a corridor and, therefore, no longer defer any gains or losses). These new accounting methods result in changes in the fair value of plan assets and actuarial gains and losses being recognized in earnings faster than our previous methods of accounting. We believe the new methods of accounting are preferable as these methods recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. See Note 10 to our consolidated financial statements for further discussion of our pension and postretirement benefits and Note 19 for the impact of these changes on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

        Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

        The costs and obligations associated with these plans are calculated based on actuarial valuations. The critical assumptions used in determining these obligations and related expenses are discount rates and healthcare cost projections. These critical assumptions are determined based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of increase in compensation levels are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would increase our estimated 2014 pension expense by approximately $61.0, and a 50 basis point increase in the discount rate would decrease estimated 2014 pension expense by approximately $56.0.

        The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities. The 2013 healthcare cost trend rate for 2014, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.98%. This rate is assumed to decrease to 5.0% by 2024 and then remain at that level. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 100 basis point increase in the healthcare cost trend rate would increase our estimated 2014 postretirement expense by approximately $8.0, and a 100 basis point decrease in the healthcare cost trend rate would decrease our estimated 2014 postretirement expense by approximately $7.0.

        See Note 10 to our consolidated financial statements for further information on our pension and postretirement benefit plans.

Income Taxes

        We record our income taxes based on the Income Taxes Topic of the Codification, which includes an estimate of the amount of income taxes payable or refundable for the current year and deferred income tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.

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

        Realization of deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that we may not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax strategies are no longer viable.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. Accruals for these uncertain tax positions are recorded based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are unaware currently, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals totaled $610.1 (including $565.0 for risk management matters) and $548.6 (including $501.3 for risk management matters) at December 31, 2013 and 2012, respectively.

        We had insurance recovery assets related to risk management matters of $496.7 and $430.6 at December 31, 2013 and 2012, respectively, included within our consolidated balance sheets.

        We believe that we are in substantial compliance with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of related assets. We record liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we generally do not discount environmental accruals and do not discount other legal accruals and do not reduce them by anticipated insurance, litigation and other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

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

 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

(All currency amounts are in millions)

        We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan, South African Rand and GBP. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 13 to our consolidated financial statements for further details.

        The following table provides information, as of December 31, 2013, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2014	2015	2016	2017	2018	After	Total	Fair Value
Long-term debt:
6.875% senior notes	$—	$—	$—	$600.0	$—	$—	$600.0	$681.8
Average interest rate							6.875%
7.625% senior notes	500.0	—	—	—	—	—	500.0	532.5
Average interest rate							7.625%
Term loan	—	23.8	23.8	23.8	403.6	—	475.0	475.0
Average interest rate							1.919%

        We believe that current cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, equity repurchases, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.

        We had FX forward contracts with an aggregate notional amount of $191.3 outstanding as of December 31, 2013, with all such contracts scheduled to mature in 2014. The fair value of our open contracts was a net asset of $0.6, with $0.9 recorded as a current asset and $0.3 recorded as a current liability. We had FX embedded derivatives with an aggregate notional amount of $145.8 outstanding at December 31, 2013, with scheduled maturities of $88.7, $44.8, $11.0 and $1.3 in 2014, 2015, 2016 and years thereafter, respectively. The fair value of the associated embedded derivatives was a net liability of $7.9, with $0.7 recorded as a current asset, $6.5 recorded as a current liability and $2.1 recorded as a noncurrent liability as of December 31, 2013.

        We had commodity contracts with an unrealized gain, net of tax, recorded in accumulated other comprehensive income of $0.2 at December 31, 2013. We expect to reclassify the December 31, 2013 unrealized gain to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $0.4 (recorded as a current asset) as of December 31, 2013.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2013

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the fiscal years ended September 30, 2013, 2012 and 2011, the Company's investment that is accounted for by use of the equity method (see Note 9 to the Company's consolidated financial statements). The Company's equity in income of EGS for the fiscal years ended September 30, 2013, 2012 and 2011 was $41.9 million, $39.0 million, and $28.7 million, respectively. The consolidated financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its methods of accounting for defined benefit pension and other postretirement benefit plan costs in 2013. Such changes are reflected in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2014

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues	$4,717.2	$4,831.0	$4,272.9
Costs and expenses:
Cost of products sold	3,359.6	3,517.4	3,066.4
Selling, general and administrative	956.0	1,112.6	897.4
Intangible amortization	33.0	34.1	22.8
Impairment of goodwill and other long-term assets	6.7	285.9	28.3
Special charges, net	32.3	23.4	21.0

Operating income (loss)	329.6	(142.4)	237.0
Other income (expense), net	(11.3)	14.0	(53.6)
Interest expense	(112.6)	(114.4)	(97.0)
Interest income	8.2	6.3	5.6
Equity earnings in joint ventures	42.2	38.6	28.4

Income (loss) from continuing operations before income taxes	256.1	(197.9)	120.4
Income tax (provision) benefit	(54.8)	21.3	12.3

Income (loss) from continuing operations	201.3	(176.6)	132.7

Income from discontinued operations, net of tax	15.3	46.4	43.2
Gain (loss) on disposition of discontinued operations, net of tax	(4.0)	313.4	0.3

Income from discontinued operations, net of tax	11.3	359.8	43.5

Net income	212.6	183.2	176.2
Less: Net income attributable to noncontrolling interests	2.4	2.8	5.0

Net income attributable to SPX Corporation common shareholders	$210.2	$180.4	$171.2

Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$199.1	$(179.6)	$127.7
Income from discontinued operations, net of tax	11.1	360.0	43.5

Net income	$210.2	$180.4	$171.2

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$4.39	$(3.59)	$2.53
Income from discontinued operations attributable to SPX Corporation common shareholders	0.24	7.20	0.86

Net income per share attributable to SPX Corporation common shareholders	$4.63	$3.61	$3.39

Weighted-average number of common shares outstanding — basic	45.384	50.031	50.499
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$4.33	$(3.59)	$2.51
Income from discontinued operations attributable to SPX Corporation common shareholders	0.24	7.20	0.85

Net income per share attributable to SPX Corporation common shareholders	$4.57	$3.61	$3.36

Weighted-average number of common shares outstanding — diluted	46.006	50.031	50.946

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2013	2012	2011
Net income	$212.6	$183.2	$176.2

Other comprehensive income (loss), net:
Pension liability adjustment, net of tax benefit of $1.0, $0.8 and $1.1 in 2013, 2012 and 2011, respectively	(2.2)	(1.0)	(2.1)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(1.2), $(0.4) and $0.7 in 2013, 2012 and 2011, respectively	2.5	1.1	(1.1)
Net unrealized losses on available-for-sale securities	(0.6)	(1.6)	(7.6)
Foreign currency translation adjustments	2.4	97.1	(23.1)

Other comprehensive income (loss), net	2.1	95.6	(33.9)

Total comprehensive income	214.7	278.8	142.3
Less: Total comprehensive income attributable to noncontrolling interests	1.8	3.4	4.9

Total comprehensive income attributable to SPX Corporation common shareholders	$212.9	$275.4	$137.4

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and equivalents	$691.8	$984.1
Accounts receivable, net	1,206.7	1,311.8
Inventories, net	502.2	522.9
Other current assets	104.3	148.7
Deferred income taxes	119.6	92.4
Assets of discontinued operations	148.3	142.6

Total current assets	2,772.9	3,202.5
Property, plant and equipment:
Land	45.4	43.5
Buildings and leasehold improvements	384.4	389.7
Machinery and equipment	789.7	776.4

	1,219.5	1,209.6
Accumulated depreciation	(527.2)	(480.8)

Property, plant and equipment, net	692.3	728.8
Goodwill	1,517.0	1,509.8
Intangibles, net	924.7	955.3
Other assets	949.3	733.7

TOTAL ASSETS	$6,856.2	$7,130.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$494.6	$553.1
Accrued expenses	989.2	980.0
Income taxes payable	73.1	172.8
Short-term debt	26.9	33.4
Current maturities of long-term debt	558.7	8.7
Liabilities of discontinued operations	31.9	34.9

Total current liabilities	2,174.4	1,782.9
Long-term debt	1,090.0	1,649.9
Deferred and other income taxes	427.2	249.3
Other long-term liabilities	992.6	1,212.5

Total long-term liabilities	2,509.8	3,111.7
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity:
Common stock (99,801,498 and 45,281,329 issued and outstanding at December 31, 2013, respectively, and 99,453,784 and 48,303,707 issued and outstanding at December 31, 2012, respectively)	1,004.5	998.9
Paid-in capital	1,571.5	1,553.7
Retained earnings	2,303.1	2,138.4
Accumulated other comprehensive income	287.5	284.8
Common stock in treasury (54,520,169 and 51,150,077 shares at December 31, 2013 and 2012, respectively)	(3,008.6)	(2,751.6)

Total SPX Corporation shareholders' equity	2,158.0	2,224.2
Noncontrolling interests	14.0	11.3

Total equity	2,172.0	2,235.5

TOTAL LIABILITIES AND EQUITY	$6,856.2	$7,130.1

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$986.7	$1,461.1	$1,888.6	$223.6	$(2,516.1)	$2,043.9	$6.3	$2,050.2
Net income	—	—	171.2	—	—	171.2	5.0	176.2
Other comprehensive loss	—	—	—	(33.8)	—	(33.8)	(0.1)	(33.9)
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.1	4.3	24.7	—	—	—	29.0	—	29.0
Amortization of restricted stock and restricted stock unit grants (includes $2.8 related to discontinued operations)	—	41.4	—	—	—	41.4	—	41.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	2.6	(25.0)	—	—	5.8	(16.6)	—	(16.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Other changes in noncontrolling interests	—	—	—	—	—	—	2.9	2.9

Balance at December 31, 2011	993.6	1,502.2	2,008.9	189.8	(2,510.3)	2,184.2	10.0	2,194.2
Net income	—	—	180.4	—	—	180.4	2.8	183.2
Other comprehensive income	—	—	—	95.0	—	95.0	0.6	95.6
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.5	4.4	21.1	—	—	—	25.5	—	25.5
Amortization of restricted stock and restricted stock unit grants (includes $1.6 related to discontinued operations)	—	40.4	—	—	—	40.4	—	40.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.9	(10.0)	—	—	4.3	(4.8)	—	(4.8)
Common stock repurchases	—	—	—	—	(245.6)	(245.6)	—	(245.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)

Balance at December 31, 2012	998.9	1,553.7	2,138.4	284.8	(2,751.6)	2,224.2	11.3	2,235.5
Net income	—	—	210.2	—	—	210.2	2.4	212.6
Other comprehensive income (loss)	—	—	—	2.7	—	2.7	(0.6)	2.1
Dividends declared ($1.00 per share)	—	—	(45.5)	—	—	(45.5)	—	(45.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $1.7	2.2	16.4	—	—	—	18.6	—	18.6
Amortization of restricted stock and restricted stock unit grants (includes $0.7 related to discontinued operations)	—	33.5	—	—	—	33.5	—	33.5
Restricted stock and restricted stock unit vesting, net of tax withholdings	3.4	(29.1)	—	—	3.2	(22.5)	—	(22.5)
Common stock repurchases	—	—	—	—	(260.2)	(260.2)	—	(260.2)
Other changes in noncontrolling interests	—	(3.0)	—	—	—	(3.0)	0.9	(2.1)

Balance at December 31, 2013	$1,004.5	$1,571.5	$2,303.1	$287.5	$(3,008.6)	$2,158.0	$14.0	$2,172.0

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$212.6	$183.2	$176.2
Less: Income from discontinued operations, net of tax	11.3	359.8	43.5

Income (loss) from continuing operations	201.3	(176.6)	132.7
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Special charges, net	32.3	23.4	21.0
Gain on sale of a business	—	(20.5)	—
Impairment of goodwill and other long-term assets	6.7	285.9	28.3
Deferred and other income taxes	95.0	(43.6)	(39.8)
Depreciation and amortization	114.8	107.6	82.7
Pension and other employee benefits	(0.1)	176.1	72.3
Stock-based compensation	32.8	38.8	38.6
Other, net	10.4	8.3	9.0
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable and other assets	57.8	(215.2)	(14.7)
Inventories	10.1	58.7	(59.0)
Accounts payable, accrued expenses and other	(183.7)	(174.5)	(43.7)
Discretionary pension contribution	(250.0)	—	—
Cash spending on restructuring actions	(28.8)	(19.1)	(21.2)

Net cash from continuing operations	98.6	49.3	206.2
Net cash from discontinued operations	6.7	20.5	116.4

Net cash from operating activities	105.3	69.8	322.6
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	9.8	18.9	1.1
(Increase) decrease in restricted cash	—	1.9	(0.4)
Business acquisitions and other investments, net of cash acquired	(2.9)	(34.3)	(747.5)
Capital expenditures	(54.9)	(81.4)	(145.2)

Net cash used in continuing operations	(48.0)	(94.9)	(892.0)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $13.5 and $1,133.4 in 2013 and 2012, respectively)	1.3	1,125.6	(52.3)

Net cash from (used in) investing activities	(46.7)	1,030.7	(944.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	287.0	1,065.0	1,881.1
Repayments under senior credit facilities	(287.0)	(1,421.9)	(1,050.0)
Repayments of senior notes	—	—	(49.5)
Borrowings under trade receivables agreement	35.0	127.3	118.0
Repayments under trade receivables agreement	(35.0)	(127.3)	(118.0)
Net borrowings (repayments) under other financing arrangements	(20.8)	(8.6)	2.8
Purchases of common stock	(260.2)	(245.6)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(16.2)	5.3	0.1
Financing fees paid	(5.4)	(0.2)	(17.2)
Change in noncontrolling interest in subsidiary	1.9	—	—
Dividends paid (includes noncontrolling interest distributions of $0.7 and $4.1 in 2012 and 2011, respectively)	(34.7)	(63.6)	(53.4)

Net cash from (used in) continuing operations	(335.4)	(669.6)	713.9
Net cash used in discontinued operations	—	—	—

Net cash from (used in) financing activities	(335.4)	(669.6)	713.9

Change in cash and equivalents due to changes in foreign currency exchange rates	(15.5)	2.2	3.4
Net change in cash and equivalents	(292.3)	433.1	95.6
Consolidated cash and equivalents, beginning of period	984.1	551.0	455.4

Consolidated cash and equivalents, end of period	$691.8	$984.1	$551.0

Cash and equivalents of continuing operations	$691.8	$984.1	$551.0
Supplemental disclosure of cash flow information:
Interest paid	$102.6	$102.0	$90.1
Income taxes paid, net of refunds of $9.4, $10.3 and $54.7 in 2013, 2012 and 2011, respectively	$50.3	$59.3	$—
Non-cash investing and financing activity:
Debt assumed	$5.0	$61.5	$19.9

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below, as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("SPX," "our" or "we") accounts prepared in conformity with accounting principles generally accepted in the United States ("GAAP") after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity ("VIE"), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

        Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).

        Restatement of Previously Reported Financial Information — Primarily during 2007 and 2008, in connection with a reorganization of certain foreign subsidiaries, an SPX foreign subsidiary (a deemed branch of SPX for U.S. income tax purposes) assumed a loan that was guaranteed by various foreign subsidiaries of SPX. In December 2013, we identified these loans and determined that they represented a deemed distribution (i.e., additional taxable income) subject to U.S. income taxes under Internal Revenue Code Section 956. In addition, we concluded that the previously unrecorded income tax liabilities associated with these intercompany loans represented misstatements in our consolidated financial statements for the years ended December 31, 2012, 2011, 2010, 2009, 2008, and 2007. Specifically, we determined that income tax expense for these years was overstated (understated) by $(1.4), $10.7, $(4.9), $(6.1), $(18.0), and $(24.8), respectively. We have evaluated the effects of these misstatements on the consolidated financial statements for each of these years in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements," and concluded that none of these years are materially misstated. To correct these misstatements, and as permitted by SAB No. 108, we have reduced retained earnings, SPX's shareholders' equity, and total equity by $53.8 as of December 31, 2010, with an offsetting increase primarily to income taxes payable. In addition, we have decreased the income tax benefit for 2012 by $1.4 and increased the income tax benefit for 2011 by $10.7, with the offset primarily to income taxes payable, in the respective accompanying consolidated financial statements. See Note 18 for the impact of these corrections on previously reported amounts for the years ended December 31, 2012 and 2011.

        There are no corrections required to the results for the first three quarters of 2013.

        Pension and Postretirement — In the fourth quarter of 2013, we elected to change our accounting methods for recognizing expense associated with all of our pension and postretirement benefit plans. Historically, actuarial gains and losses in excess of 10% of the greater of the market-related value of plan assets or the plans' projected benefit obligations (the "corridor") were recognized as a component of accumulated other comprehensive income ("AOCI") within our consolidated balance sheet and, depending on the benefit plan, we amortized these gains and losses to earnings either over the remaining average service period for the active participants or the average remaining life expectancy of the inactive participants. Additionally, for our domestic qualified pension plan, we used a calculated value of plan assets reflecting changes in the fair value of plan assets over a five-year period and we applied a fair value method for our foreign pension plans. Under our new accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year as a component of net periodic benefit expense (and we no longer apply a corridor and, therefore, no longer defer any gains or losses). These new accounting methods result in changes in the fair value of plan assets and actuarial gains and losses being recognized in earnings faster than under our previous methods of accounting. We believe the new methods of accounting are preferable as these methods recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur. These changes have been reported through retrospective application of the new accounting methods to all periods presented. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, will continue to be recorded on a quarterly basis. See Note 10 for further discussion of our pension and postretirement benefits and

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Note 19 for the impact of the above changes on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

        Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency protection contracts and currency forward embedded derivatives, are included in "Other income (expense), net," with the related net losses totaling $15.6, $12.4 and $41.4 in 2013, 2012 and 2011, respectively.

        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or upon receipt by the customer (e.g., FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to power transformer industry customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification. The deliverables under these arrangements typically include hardware and software components, installation, maintenance, extended warranties and software upgrades. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price of the product or service when it is sold separately, competitor prices for similar products or our best estimate. The hardware and software components are usually recognized as revenue contemporaneously, as both are required for essential functionality of the products, with the installation being recognized upon completion. Revenues related to maintenance, extended warranties and software upgrades are recognized on a pro-rata basis over the coverage period.

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

        In addition, certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, also recognize revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We recognize revenues for similar short-term contracts using the completed-contract method of accounting.

        Provisions for any estimated losses on uncompleted long-term contracts are made in the period in which such losses are determined. In the case of customer change orders for uncompleted long-term contracts, estimated recoveries are included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it is possible that completion costs, including those arising from contract penalty provisions and final contract settlements, may be revised in the near-term. Such revisions to costs and income are recognized in the period in which the revisions are determined.

        Costs and estimated earnings in excess of billings arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts are recognized as revenue only after we have determined that collection is probable and the amount can be reliably estimated. Claims made by us involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, such costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.

        We recognized $1,343.8, $1,594.7 and $1,457.5 in revenues under the percentage-of-completion method for the years ended December 31, 2013, 2012 and 2011, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2013 and 2012 were as follows:

	2013	2012
Costs incurred on uncompleted contracts	$3,767.4	$3,363.0
Estimated earnings to date	813.2	804.8

	4,580.6	4,167.8
Less: Billings to date	(4,517.9)	(4,066.7)

	62.7	101.1
Net costs and estimated earnings in excess of billings assumed in the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union")	4.2	10.0

Net costs and estimated earnings in excess of billings	$66.9	$111.1

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2013 and 2012 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2013	2012
Costs and estimated earnings in excess of billings(1)	$285.3	$359.7
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(218.4)	(248.6)

Net costs and estimated earnings in excess of billings	$66.9	$111.1

(1)
The December 31, 2013 and 2012 balances are reported as a component of "Accounts receivable, net."

(2)
The December 31, 2013 and 2012 balances are reported as a component of "Accrued expenses."

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $44.7, $46.0 and $41.1 in 2013, 2012 and 2011, respectively.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $81.8, $73.5 and $59.9 for the years ended December 31, 2013, 2012 and 2011, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2012 and 2011 totaled $0.5 and $1.3, respectively. No interest was capitalized during 2013.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

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

        Derivative Financial Instruments — We use foreign currency forward contracts ("FX forward contracts") to manage our exposures to fluctuating currency exchange rates, and forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). We have used interest rate protection agreements ("Swaps") to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in AOCI and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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

        Cash flows from hedging activities are included in the same category as the items being hedged, which is primarily operating activities.

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

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$49.9	$40.7	$43.8
Allowances provided	23.1	26.2	16.0
Write-offs, net of recoveries, credits issued and other	(26.7)	(17.0)	(19.1)

Balance at end of year	$46.3	$49.9	$40.7

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

        Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be fully recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.

        In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2013, 2012 and 2011.

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2013 and 2012.

	December 31,
	2013	2012
Employee benefits	$214.7	$183.0
Unearned revenue(1)	460.7	469.1
Warranty	42.1	49.6
Other(2)	271.7	278.3

Total	$989.2	$980.0

(1)
Unearned revenue includes billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits and unearned amounts on service contracts.

(2)
Other consists of various items including, among other items, accrued legal costs, interest, restructuring costs and dividends payable, none of which is individually material.

        Legal — It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.

        Environmental Remediation Costs — We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of related assets. We record liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation and operation and maintenance of clean-up sites. Our estimates are based primarily on

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. We generally do not discount environmental obligations or reduce them by anticipated insurance recoveries.

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

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$59.7	$55.7	$46.9
Acquisitions	—	3.7	7.7
Provisions	30.7	24.7	20.9
Usage	(35.6)	(24.4)	(19.8)

Balance at end of year	54.8	59.7	55.7
Less: Current portion of warranty	42.1	49.6	45.6

Non-current portion of warranty	$12.7	$10.1	$10.1

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset, we establish a valuation allowance against it. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information.

        Employee Benefit Plans — Defined benefit plans cover a portion of our salaried and hourly employees, including certain employees in foreign countries. As discussed in Note 1, in the fourth quarter of 2013, we elected to change our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. Under our new preferable accounting methods, we recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year as a component of net periodic benefit expense. These changes have been reported through retrospective application of the new accounting methods to all periods reported. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, will be recorded on a quarterly basis. See Note 10 for further discussion of our pension and postretirement benefits and Note 19 for the impact of the above changes on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        We derive pension expense from an actuarial calculation based on the defined benefit plans' provisions and our assumptions regarding discount rate and rate of increase in compensation levels. We determine the discount rate for our more significant U.S. plans by matching the expected projected benefit obligation cash flows of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. For our other plans, we determine the discount rate based on representative bond indices. The rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. We also consult with independent actuaries in determining these assumptions.

(3)   New Accounting Pronouncements

        The following is a summary of new accounting pronouncements that apply to our business.

        In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance to develop a single, converged fair value framework, amend the requirements of fair value measurement and enhance related disclosure requirements, particularly for recurring Level 3 fair value measurements. This guidance clarifies the concepts of (i) the highest and best use and valuation premise for nonfinancial assets, (ii) application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, (iii) premiums or discounts in fair value measurements and (iv) fair value measurement of an instrument classified in a reporting entity's shareholders' equity. The guidance was effective for interim and annual reporting periods in fiscal years beginning after December 15, 2011, and must be applied prospectively. We adopted the guidance on January 1, 2012 with no material impact on our consolidated financial statements.

        In September 2011, the FASB issued an amendment to guidance related to testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under Topic 350 of the Codification. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the guidance for the year ended December 31, 2012, with no material impact on our consolidated financial statements.

        In December 2011, and as amended in January 2013, the FASB issued disclosure guidance relating to offsetting, whereby entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to a master netting arrangement or similar agreement. These disclosures assist users of financial statements in evaluating the effect or potential effect of netting arrangements on a company's financial position, including the effect or potential effect of rights of setoff associated with the recognized assets and recognized liabilities within the scope. The guidance applies to (i) recognized financial and derivative instruments offset in accordance with either the Balance Sheet or Derivatives and Hedging topics of the Codification and (ii) financial and derivative instruments and other transactions that are subject to an enforceable master netting arrangement or similar agreement that covers similar instruments and transactions. This guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and must be applied retrospectively for all comparative periods presented. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 13.

        In July 2012, the FASB issued an amendment to guidance relating to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing such assets for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the intangible asset and perform the quantitative impairment test in accordance with the Intangibles — Goodwill and Other Topic of the Codification. The amendment was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013, with no material impact on our consolidated financial statements.

        In February 2013, the FASB issued an amendment to guidance relating to the reporting of reclassifications out of AOCI. This guidance requires companies to present, in one place, information about significant amounts reclassified from AOCI. In addition, for significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect of such reclassifications on the respective line items in the statement of operations. For amounts not required to be reclassified to net income in their entirety, companies must reference the disclosures that provide additional detail about those amounts. This amendment was effective for interim and annual reporting periods beginning after December 15, 2012, and must be applied prospectively. We adopted this guidance on January 1, 2013, with the required disclosures included in Note 15.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        In March 2013, the FASB issued an amendment to guidance to resolve the diversity in practice relating to a parent entity's accounting for the cumulative translation adjustment ("CTA") upon derecognition of foreign subsidiaries or groups of assets. The amendment requires that any CTA related to the parent entity's investment in a foreign entity be released into earnings when a sale or transfer of the foreign subsidiary or group of assets results in the complete or substantially complete liquidation of the foreign entity. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013, and must be applied prospectively. We will adopt this guidance in 2014 and do not expect the adoption to have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued an amendment to guidance to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively, a "carryforward") exists. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for the carryforward, except to the extent (i) the carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment applies to all entities that have unrecognized tax benefits when a carryforward exists at the reporting date. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013 and must be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We will adopt this guidance in 2014 and do not expect the adoption to have a material impact on our consolidated financial statements.

(4)   Acquisitions, Discontinued Operations and Formation of Shanghai Electric JV

        We use acquisitions as a part of our strategy to gain access to customer relationships and new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2013, 2012 and 2011 are described below.

        The consolidated statements of operations include the results of each acquired business since the date of acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by us based on information available at the acquisition date. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will not exceed one year from the acquisition date. Refer to Note 8 for additional disclosure on the purchase price adjustments of the following acquisitions.

        There were no acquisitions in 2013.

Acquisition — 2012

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

Acquisitions — 2011

        On December 22, 2011, our Flow Technology reportable segment completed the acquisition of Clyde Union, a global supplier of pump technologies utilized in oil and gas processing, power generation and other industrial applications for an initial payment of 500.0 British Pounds ("GBP"), less debt assumed and other adjustments of GBP 11.0. In addition, the purchase price included a potential earn-out payment (equal to Annual 2012 Group EBITDA (as defined by the related agreement) × 10, less GBP 475.0). In no event shall the earn-out payment be less than GBP 0.0 or more than GBP 250.0. No liability for an

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

earn-out payment has been provided in the accompanying balance sheets because, based on actual operating results for 2012, we do not believe Clyde Union achieved the required minimum Annual 2012 Group EBITDA.

        We financed the acquisition with available cash and committed senior secured financing. The sellers of Clyde Union also contributed GBP 25.0 of cash to the acquired business at the time of sale.

        The following is a summary of the recorded fair values of the assets acquired and liabilities assumed for Clyde Union at the date of acquisition, and reflects acquisition accounting adjustments subsequently recorded:

Assets acquired:
Current assets, including cash and equivalents of $44.3	$342.1
Property, plant and equipment	88.4
Goodwill	373.7
Intangible assets	374.6
Other assets	25.1

Total assets acquired	1,203.9

Liabilities assumed:
Current liabilities	291.9
Other long-term liabilities	150.1

Total liabilities assumed	442.0

Noncontrolling interest	(5.1)

Net assets acquired	$767.0

        The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer lists of $234.4, $76.8, $60.1 and $3.3, respectively. The customer relationships, technology assets, and customer lists are being amortized over 30, 27, and 2 years, respectively.

        The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing and Clyde Union's operations, expected market growth for existing Clyde Union operations as well as other factors. We expect none of this goodwill to be deductible for income tax purposes.

        We acquired gross receivables of $148.9, which had a fair value on acquisition date of $145.0 based on our estimates of cash flows expected to be recovered.

        The following unaudited pro forma information presents our after-tax results of operations as if the acquisition of Clyde Union had taken place on January 1, 2011. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any charges or cost reductions related to restructuring actions undertaken at Clyde Union since the acquisition. These pro forma results of operations have been prepared for comparative purposes only and include the following adjustments to historical results for the period presented, in each case adjusted for the applicable income tax impact:

  •
  Additional depreciation and amortization expense of $5.5 associated with the fair value adjustments to the acquired Clyde Union property, plant and equipment and intangible assets.

  •
  The elimination of interest expense of $17.8 related to the portion of Clyde Union's long-term debt that was paid-off at the time of the acquisition.

  •
  The addition of interest expense of $19.0 associated with the term loans that were drawn down in order to finance the Clyde Union acquisition.

  •
  The elimination of rent expense of $2.1 associated with a facility in Scotland that had been leased by Clyde Union and that we purchased on December 23, 2011.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

  •
  The elimination of $34.6 in charges incurred in 2011 associated with the foreign currency protection agreements that we entered into to hedge the Clyde Union purchase price.

  •
  The elimination of $7.4 of transaction fees incurred in 2011 in connection with the acquisition (Buyer — $5.6 and Seller — $1.8).

  •
  A reduction in bonding costs of $5.9 for Clyde Union due to more favorable rates under our senior credit facilities.

Year ended December 31, 2011
Revenues	$4,707.1
Income from continuing operations attributable to SPX Corporation common shareholders	135.6
Net income attributable to SPX Corporation common shareholders	179.1
Income from continuing operations:
Basic	$2.69
Diluted	$2.66
Net income attributable to SPX Corporation common shareholders:
Basic	$3.55
Diluted	$3.52

        On October 31, 2011, in our Flow Technology reportable segment, we completed the acquisition of e&e Verfahrenstechnik GmbH ("e&e"), a supplier of extraction, evaporation, vacuum and freeze drying technologies to the global food and beverage, pharmaceutical and bioenergy industries for a purchase price of approximately 11.7 Euros, net of cash assumed of 3.8 Euros, with an additional potential earn-out of 3.5 Euros. No liability for an earn-out payment has been provided in the accompanying consolidated balance sheets because we do not believe e&e achieved the criteria required during the earn-out period. e&e had revenues of approximately 15.3 Euros in the twelve months prior to the date of acquisition.

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

Discontinued Operations

        We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, commit to a plan to divest the business or asset group or we actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next twelve months. During the third quarter of 2013, we committed to a plan to divest certain non-strategic businesses that were previously reported within Industrial Products and Services and Other. These businesses have been reported, for all periods presented, as discontinued operations within the accompanying consolidated financial statements. We are actively pursuing the sales of these businesses and anticipate that the sales will be completed during 2014.

        In addition, the following businesses, which have been sold or for which operations have been terminated, also met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Broadcast Antenna System business ("Dielectric")	Q2 2013	Q2 2013
Crystal Growing business ("Kayex")	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Dielectric — We sold assets of the business during 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

        Kayex — We closed the business during 2013. We recorded a gain, net of taxes, of $1.3 during 2013 associated primarily with a gain on the sale of a perpetual license related to certain of the business's intangible assets, which was partially offset by a loss related to severance costs and asset impairment charges. Proceeds from the sale of the perpetual license totaled $6.9.

        Tianyu — Sold for cash consideration of one Chinese Yuan ("CNY") (exclusive of cash transferred with the business of $1.1), resulting in a loss, net of taxes, of $1.8 during 2012.

        Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, of $2.2 during 2012. During 2013, we received $1.1 associated with the working capital settlement and reduced the net gain by $0.4.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012. During 2013, we received $0.8 associated with the working capital settlement and reduced the net gain by $0.3, associated primarily with the working capital settlement and revisions to income tax and other retained liabilities related to the sale.

        In addition to the businesses discussed above, we recognized net gains (losses) of $(4.6), $(0.4) and $0.3 during 2013, 2012 and 2011, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2011.

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

        For 2013, 2012 and 2011, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2013	2012	2011
Income from discontinued operations	$19.1	$631.2	$69.4
Income tax provision	(7.8)	(271.4)	(25.9)

Income from discontinued operations, net	$11.3	$359.8	$43.5

        For 2013, 2012 and 2011, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2013	2012	2011
Revenues	$205.0	$1,094.2	$1,189.0
Pre-tax income	22.5	75.6	72.4

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	December 31,
	2013	2012
Assets:
Accounts receivable, net	$22.8	$21.2
Inventories, net	37.6	32.7
Other current assets	1.2	1.2
Property, plant and equipment, net	16.3	16.2
Goodwill and intangibles, net	70.4	71.3

Assets of discontinued operations	$148.3	$142.6

Liabilities:
Accounts payable	$13.3	$18.3
Accrued expenses	18.6	16.6

Liabilities of discontinued operations	$31.9	$34.9

Formation of Shanghai Electric JV

        On December 30, 2011, we and Shanghai Electric Group Co., Ltd. established Shanghai Electric — SPX Engineering & Technologies Co., Ltd. (the "Shanghai Electric JV"), a joint venture supplying dry cooling and moisture separator reheater products and services to the power sector in China and other selected regions of the world. We contributed and sold certain assets of our dry cooling products business in China to the joint venture in consideration for a 45% ownership interest in the joint venture and cash payments of CNY 96.7, with CNY 51.5 received in January 2012, CNY 25.8 received in December 2012, and the remaining CNY 19.4 received in 2013. In addition, we have licensed our dry cooling and moisture separator reheater technologies to the joint venture, for which we are receiving a royalty. We also are continuing to manufacture dry cooling components in our China factories and have entered into an exclusive supply agreement with the joint venture for these products. Final approval for the transaction was received in January 2012. We determined that this transaction met the deconsolidation criteria of the Consolidation Topic of the Codification, and, thus, recorded a gain for the transaction equal to the estimated fair value of our investment in the joint venture plus any consideration received, less the carrying value of assets contributed and sold to the joint venture. We recorded the net gain associated with this transaction of $20.5 in the first quarter of 2012, with the gain included in "Other income (expense), net."

        The Shanghai Electric JV's results of operations and our equity earnings in this investment, as included in our consolidated statements of operations, were not material in 2013 and 2012.

(5)   Information on Reportable Segments and Other Operating Segments

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and innovative solutions play a role in helping to meet rising global demand for power and energy and processed foods and beverages, particularly in emerging markets. In 2013, an estimated 30% of our revenues were from sales into emerging markets. Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil and gas processing, power transformers used by utility companies, and cooling systems for power plants.

        We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Codification, have been combined within our "All Other" category, which we refer to as Industrial Products and Services and Other. The operating segments in this "All Other" category generally serve industrial end-markets. Industrial Products and Services and Other is not considered a reportable segment.

        The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Flow Technology Reportable Segment

        Our Flow Technology reportable segment engineers, designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation, including turnkey systems, skidded systems and components, as well as comprehensive aftermarket components and support services. Primary component offerings include engineered pumps, valves, mixers, plate heat exchangers, and dehydration and filtration technologies. The segment primarily serves customers in food and beverage, power and energy and industrial end markets. Core brands include SPX Flow Technology, APV, ClydeUnion, e&e, Seital, Lightnin, Waukesha Cherry-Burrell, Anhydro, Bran&Luebbe, Copes-Vulcan, Johnson Pump, M&J Valves, Plenty, Hankison, Gerstenberg Schröder, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer, ITT Gould Pumps and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

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

Industrial Products and Services and Other

        Industrial Products and Services and Other comprises operating segments that design, manufacture and market power transformers, industrial tools and hydraulic units, communications and signal monitoring systems, fare collection systems, and portable cable and pipe locators. The primary distribution channels for the Industrial Products and Services and Other operating segments are direct to customers, independent manufacturing representatives and third-party distributors.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Financial data for our reportable segments and other operating segments, including the results of acquisitions from the dates of the respective acquisitions, for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Revenues:
Flow Technology reportable segment	$2,638.0	$2,682.2	$2,042.0
Thermal Equipment and Services reportable segment	1,344.2	1,490.9	1,636.4
Industrial Products and Services and Other	735.0	657.9	594.5

Total revenues	$4,717.2	$4,831.0	$4,272.9

Income:
Flow Technology reportable segment	$308.3	$285.1	$268.4
Thermal Equipment and Services reportable segment	81.9	106.7	142.5
Industrial Products and Services and Other	104.3	80.7	71.4

Total income for reportable and other operating segments	494.5	472.5	482.3
Corporate expense	110.8	108.8	105.9
Pension and postretirement expense (income)(1)	(17.7)	158.0	51.5
Stock-based compensation expense	32.8	38.8	38.6
Impairment of goodwill and other long-term assets	6.7	285.9	28.3
Special charges, net	32.3	23.4	21.0

Consolidated operating income (loss)	$329.6	$(142.4)	$237.0

Capital expenditures:
Flow Technology reportable segment	$21.0	$25.6	$59.6
Thermal Equipment and Services reportable segment	7.2	10.9	12.2
Industrial Products and Services and Other	10.1	19.0	58.3
General corporate	16.6	25.9	15.1

Total capital expenditures	$54.9	$81.4	$145.2

Depreciation and amortization:
Flow Technology reportable segment	$68.3	$63.8	$41.1
Thermal Equipment and Services reportable segment	22.5	22.0	24.0
Industrial Products and Services and Other	15.6	15.7	10.6
General corporate	8.4	6.1	7.0

Total depreciation and amortization	$114.8	$107.6	$82.7

Identifiable assets:
Flow Technology reportable segment	$3,526.8	$3,611.2	$3,359.9
Thermal Equipment and Services reportable segment	1,338.1	1,445.4	1,820.5
Industrial Products and Services and Other	637.4	651.8	630.6
General corporate	1,205.6	1,279.1	705.5
Discontinued operations	148.3	142.6	875.3

Total identifiable assets	$6,856.2	$7,130.1	$7,391.8

Geographic Areas:
Revenues:(2)
United States	$2,157.2	$2,167.2	$1,973.7
Germany	306.2	358.5	387.6
China	235.9	232.3	263.0
South Africa	266.3	322.4	281.4
United Kingdom	499.6	545.2	239.7
Other	1,252.0	1,205.4	1,127.5

	$4,717.2	$4,831.0	$4,272.9

Tangible Long-Lived Assets:
United States	$1,255.9	$1,152.3	$1,058.6
Other	385.7	310.2	283.5

Long-lived assets of continuing operations	1,641.6	1,462.5	1,342.1
Long-lived assets of discontinued operations	16.3	16.2	124.4

Total tangible long-lived assets	$1,657.9	$1,478.7	$1,466.5

(1)
Reflects change in accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses on pension and postretirement benefit plans (see Note 1), with the changes reported through retrospective application to all periods reported. Changes in the fair

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

  value of plan assets and actuarial gains (losses) recognized in pension and postretirement income (expense) totaled $0.8, $(149.9) and $(38.6) in 2013, 2012 and 2011, respectively.

(2)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(6)   Special Charges, Net

        As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of increasing outsourcing, reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $32.3 in 2013, $23.4 in 2012 and $21.0 in 2011. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges.

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

        Special charges for the years ended December 31, 2013, 2012 and 2011 are described in more detail below and in the applicable sections that follow.

	Years Ended December 31,
	2013	2012	2011
Employee termination costs	$29.2	$22.6	$8.9
Facility consolidation costs	1.0	2.4	5.5
Other cash costs (recoveries), net	0.1	(4.4)	0.1
Non-cash asset write-downs	2.0	2.8	6.5

Total	$32.3	$23.4	$21.0

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

2013 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$11.8	$1.0	$(0.3)	$1.7	$14.2
Thermal Equipment and Services reportable segment	16.3	—	—	—	16.3
Industrial Products and Services and Other	1.0	—	0.2	—	1.2
Corporate	0.1	—	0.2	0.3	0.6

Total	$29.2	$1.0	$0.1	$2.0	$32.3

        Flow Technology reportable segment — Charges for 2013 related primarily to severance costs associated with (i) restructuring initiatives at Clyde Union locations primarily in the U.K. and the U.S. and (ii) the operational realignment of the segment's reporting structure. These actions were taken primarily to reduce the cost base of Clyde Union, as we continue to integrate the business into our Flow Technology reportable segment, and to further align the segment's operational structure to its key end markets. Once completed, these activities are expected to result in the termination of approximately 480 employees. Charges for 2013 also included asset impairment charges of $1.7 related primarily to facilities that will be exited in the U.S., Denmark and the U.K.

        Thermal Equipment and Services reportable segment — Charges for 2013 related primarily to severance and other costs associated with restructuring actions at our Balcke Duerr and dry cooling businesses in Germany. These actions were taken to reduce the cost base of the businesses in response to reduced demand for nuclear power products and services in Europe. Once completed, these activities are expected to result in the termination of approximately 300 employees.

        Industrial Products and Services and Other — Charges for 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S. These actions resulted in the termination of approximately 40 employees.

        Corporate — Charges for 2013 related primarily to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

        Expected charges still to be incurred under actions approved as of December 31, 2013 are approximately $2.0.

2012 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$16.2	$1.8	$—	$0.9	$18.9
Thermal Equipment and Services reportable segment	5.7	0.2	0.1	1.6	7.6
Industrial Products and Services and Other	—	0.3	—	—	0.3
Corporate	0.7	0.1	(4.5)	0.3	(3.4)

Total	$22.6	$2.4	$(4.4)	$2.8	$23.4

        Flow Technology reportable segment — Charges for 2012 related primarily to cost reduction initiatives for the segment's components business in Europe and at locations in Canada and Denmark, as well as costs associated with the relocation of the segment's America's Shared Service Center from Des Plaines, IL to Charlotte, NC, the integration of Clyde Union, and the reorganization of the segment's food and beverage systems business, including asset impairment charges of $0.9. These activities resulted in the termination of 271 employees.

        Thermal Equipment and Services reportable segment — Charges for 2012 related primarily to costs associated with restructuring initiatives at various locations in China and Europe, including asset impairment charges totaling $1.6, and

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. These activities resulted in the termination of 195 employees.

        Industrial Products and Services and Other — Charges for 2012 related primarily to costs associated with the closure of a location within our portable cable and pipe locator business.

        Corporate — Charges for 2012 included a gain of $4.8 on the sale of land rights in Shanghai, China, for which the related costs previously had been written-off. This gain was offset partially by costs associated with consolidating certain corporate functions and our legal entity reduction initiative.

2011 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$6.4	$4.1	$—	$—	$10.5
Thermal Equipment and Services reportable segment	2.2	0.7	—	—	2.9
Industrial Products and Services and Other	—	—	—	—	—
Corporate	0.3	0.7	0.1	6.5	7.6

Total	$8.9	$5.5	$0.1	$6.5	$21.0

        Flow Technology reportable segment — Charges for 2011 related primarily to headcount reductions at facilities in Germany and China, lease exit costs for facilities in Denmark, France and New Zealand, the continued integration of the Anhydro and Gerstenberg acquisitions, the reorganization of the segment's food and beverage systems business, the transition of certain European back-office positions to the shared service center in Manchester, United Kingdom, and additional costs associated with restructuring activities initiated in 2010. These activities resulted in the termination of 133 employees.

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

        The following is an analysis of our restructuring liabilities for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Balance at beginning of year	$16.4	$11.0	$17.6
Special charges(1)	34.7	25.5	17.1
Utilization — cash(2)	(32.4)	(20.1)	(23.4)
Currency translation adjustment and other	0.3	—	(0.3)

Ending balance	$19.0	$16.4	$11.0

(1)
The years ended December 31, 2013, 2012 and 2011 included $4.4, $0.7, and $3.6, respectively, of charges that related to discontinued operations for which we have retained the related liabilities, and excluded $2.0, $3.4 and $7.5, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities, as well as a gain of $4.8 on the sale of land rights in Shanghai, China during the year ended December 31, 2012.

(2)
The years ended December 31, 2013, 2012 and 2011 included $3.6, $1.0, and $2.2 of cash utilized to settle retained liabilities of discontinued operations.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(7)   Inventories, Net

        Inventories at December 31, 2013 and 2012 comprise the following:

	December 31,
	2013	2012
Finished goods	$147.5	$127.7
Work in process	165.0	161.7
Raw materials and purchased parts	210.6	253.2

Total FIFO cost	523.1	542.6
Excess of FIFO cost over LIFO inventory value	(20.9)	(19.7)

Total inventories	$502.2	$522.9

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 19% and 17% of total inventory at December 31, 2013 and 2012, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method. During 2013 and 2012, inventory reduction at certain businesses resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which increased operating income by approximately $0.2 and $0.1 during the years ended December 31, 2013 and 2012, respectively.

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2013, were as follows:

	December 31, 2012	Goodwill resulting from business combinations	Impairments	Foreign currency translation and other	December 31, 2013
Flow Technology reportable segment
Gross goodwill	$1,114.6	$—	$—	$5.6	$1,120.2
Accumulated impairments	—	—	—	—	—

Goodwill	1,114.6	—	—	5.6	1,120.2

Thermal Equipment and Services reportable segment
Gross goodwill	563.7	—	—	6.3	570.0
Accumulated impairments	(395.7)	—	—	(3.8)	(399.5)

Goodwill	168.0	—	—	2.5	170.5

Industrial Products and Services and Other
Gross goodwill	367.6	—	—	(0.8)	366.8
Accumulated impairments	(140.4)	—	—	(0.1)	(140.5)

Goodwill	227.2	—	—	(0.9)	226.3

Total
Gross goodwill	2,045.9	—	—	11.1	2,057.0
Accumulated impairments	(536.1)	—	—	(3.9)	(540.0)

Goodwill	$1,509.8	$—	$—	$7.2	$1,517.0

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2012, were as follows:

	December 31, 2011	Goodwill resulting from business combinations	Impairments(1)	Foreign currency translation and other(2)	December 31, 2012
Flow Technology reportable segment
Gross goodwill	$1,019.9	$14.6	$—	$80.1	$1,114.6
Accumulated impairments	—	—	—	—	—

Goodwill	1,019.9	14.6	—	80.1	1,114.6

Thermal Equipment and Services reportable segment
Gross goodwill	586.6	—	—	(22.9)	563.7
Accumulated impairments	(125.3)	—	(270.4)	—	(395.7)

Goodwill	461.3	—	(270.4)	(22.9)	168.0

Industrial Products and Services and Other
Gross goodwill	365.2	—	—	2.4	367.6
Accumulated impairments	(138.5)	—	—	(1.9)	(140.4)

Goodwill	226.7	—	—	0.5	227.2

Total
Gross goodwill	1,971.7	14.6	—	59.6	2,045.9
Accumulated impairments	(263.8)	—	(270.4)	(1.9)	(536.1)

Goodwill	$1,707.9	$14.6	$(270.4)	$57.7	$1,509.8

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

        Identifiable intangible assets were as follows:

	December 31, 2013			December 31, 2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Intangible assets with determinable lives:
Patents	$11.5	$(8.3)	$3.2	$8.6	$(8.0)	$0.6
Technology	196.3	(52.4)	143.9	190.3	(41.4)	148.9
Customer relationships	412.0	(78.6)	333.4	415.2	(58.1)	357.1
Other	31.0	(18.6)	12.4	29.0	(16.1)	12.9

	650.8	(157.9)	492.9	643.1	(123.6)	519.5
Trademarks with indefinite lives	431.8	—	431.8	435.8	—	435.8

Total	$1,082.6	$(157.9)	$924.7	$1,078.9	$(123.6)	$955.3

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Amortization expense was $33.0, $34.1 and $22.8 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense related to these intangible assets is $31.1 in 2014, $30.7 in 2015, $30.4 in 2016, $30.0 in 2017, and $29.9 in 2018.

        At December 31, 2013, the net carrying value of intangible assets with determinable lives consisted of $437.6 in the Flow Technology reportable segment, $47.3 in the Thermal Equipment and Services reportable segment, and $8.0 in Industrial Products and Services and Other. Trademarks with indefinite lives consisted of $287.1 in the Flow Technology reportable segment, $126.3 in the Thermal Equipment and Services reportable segment, and $18.4 in Industrial Products and Services and Other.

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

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in 2013, we determined that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by at least 10%.

        We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2013, we recorded impairment charges of $6.7 related to trademarks of certain businesses within our Flow Technology reportable segment. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.

        In connection with our annual goodwill impairment testing in 2012, our analysis indicated that the estimated fair value of our Cooling reporting unit was below the carrying value of its net assets. As a result, we estimated the implied fair value of Cooling's goodwill, which resulted in an impairment charge related to such goodwill of $270.4. The impairment charge of $270.4 was composed of (i) a $125.8 difference between the estimated fair value of Cooling compared to the carrying value of its net assets and (ii) an allocation to certain tangible and intangible assets of $144.6 for the estimated increases in fair value for these assets solely for purposes of applying the impairment provisions of the Intangible — Goodwill and Other Topic of the Codification.

        In addition to the goodwill impairment charge of $270.4, we recorded an impairment charge of $11.0 in 2012 related to certain long-term assets of our Cooling reporting unit. Lastly, we recorded impairment charges of $4.5 in 2012 related to trademarks for two other businesses within our Thermal Equipment and Services reportable segment.

        In the second quarter of 2011, our SPX Heat Transfer reporting unit within our Thermal Equipment and Services reportable segment experienced a decline in its revenues and profitability, furthering a trend that began late in the first quarter of 2011. As a result, during the second quarter of 2011, we updated the projection of future discounted cash flows for SPX Heat Transfer, which indicated that the reporting unit's fair value was less than the carrying value of its net assets. Accordingly, we recorded an impairment charge of $24.7 during the second quarter of 2011 associated with SPX Heat Transfer's goodwill ($17.2) and indefinite-lived intangible assets ($7.5). In connection with our annual goodwill impairment testing during the fourth quarter of 2011, and in consideration of a further decline in SPX Heat Transfer's revenue and profitability, we determined that the remaining goodwill ($3.6) of the reporting unit was impaired and, thus, recorded an impairment charge of $3.6 during the fourth quarter of 2011.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(9)   Investment in Joint Venture

        As of December 31, 2013, we had a joint venture, EGS, with Emerson Electric Co., in which we held a 44.5% interest. Emerson Electric Co. controlled and operated the joint venture. EGS operates primarily in the United States, Brazil, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We accounted for our investment using the equity method, on a three-month lag basis, and we typically received our share of the joint venture's earnings in cash dividends paid quarterly. EGS's results of operations and selected other information for its fiscal years ended September 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Revenues	$517.5	$527.0	$495.3
Gross profit	223.3	221.9	201.5
Income from continuing operations	89.4	87.9	63.7
Net income	89.4	87.9	63.7
Capital expenditures	13.3	12.0	16.7
Depreciation and amortization	11.0	10.4	10.3
Dividends received by SPX	30.3	35.2	29.4
Undistributed earnings attributable to SPX Corporation	20.0	8.4	4.6
SPX's equity earnings in EGS	41.9	39.0	28.7

        Condensed balance sheet information of EGS as of September 30, 2013 and 2012 was as follows:

	2013	2012
Current assets	$180.4	$183.5
Non-current assets	336.4	339.6
Current liabilities	108.0	116.9
Non-current liabilities	24.0	33.0

        The carrying value of our investment in EGS was $81.8 and $73.5 at December 31, 2013 and 2012, respectively, and is recorded in "Other assets" in our consolidated balance sheets. We contributed non-monetary assets to EGS upon its formation. We recorded these contributed assets at their historical cost while EGS recorded these assets at their fair value. As a result of this basis difference in the goodwill recorded by EGS upon formation, our investment in EGS is less than our proportionate share of EGS's net assets, with such difference totaling $89.4 at December 31, 2013.

        On January 7, 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for $574.1. As a result of the sale, we will record a gain, net of tax, of approximately $300.0 in our first quarter 2014 results of operations.

        The financial position, results of operations and cash flows of our other equity method investments are not material, individually or in the aggregate, in relation to our consolidated financial statements.

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Transfer of Retiree Pension Obligations and Lump-Sum Offer — On November 12, 2013, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.S. Pension Plan (the "Plan") to Massachusetts Mutual Life Insurance Company ("Mass Mutual"). Under the agreement, Mass Mutual has irrevocably assumed the obligation to make future pension payments to the approximate 16,000 retirees of the Plan beginning in April 2014. The Plan paid Mass Mutual $663.7 to assume obligations totaling approximately $609.0. Additionally, during a designated election period in the first quarter of 2014, we are offering approximately 7,500 eligible former employees under the Plan a voluntary single lump-sum payment option in lieu of a future pension benefit under the Plan.

        Change in Accounting Methods — As further described in Note 1, we elected to change our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. Accordingly, we have made revisions to previously reported amounts, including net periodic benefit cost, AOCI, and retained earnings. See Note 19 for the impact of the change in accounting methods on our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

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

        The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. The bonds strategy also includes a high yield element, which is generally shorter in duration. A small portion of U.S. plan assets is allocated to private equity partnerships and real estate asset fund investments for diversification, providing opportunities for above market returns. Allowable investments under the plan agreements include equity securities, fixed income securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2013 and 2012.

        Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2013 and 2012, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2013	2012	2013
Global equities	6%	12%	5%
Global equity common trust funds	25%	28%	10%
Fixed income common trust funds	20%	29%	65%
Commingled global fund allocations	15%	26%	18%
Short-term investments(1)	33%	4%	0%
Other(2)	1%	1%	2%

Total	100%	100%	100%

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(2)
Assets included in this class at December 31, 2013 and 2012 are comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2013	2012	2013
Global equity common trust funds	43%	38%	43%
Fixed income common trust funds	40%	40%	30%
Non-U.S. Government securities	14%	13%	25%
Short-term investments(1)	2%	8%	1%
Other(2)	1%	1%	1%

Total	100%	100%	100%

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class comprised primarily insurance contracts.

        The fair value of pension plan assets at December 31, 2013, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Equity securities:
Global equities:
Capital equipment	$4.8	$4.8	$—	$—
Consumer goods	3.2	3.2	—	—
Energy	1.9	1.9	—	—
Finance	3.4	3.4	—	—
Materials	2.9	2.9	—	—
Services	1.4	1.4	—	—
Miscellaneous	8.9	8.9	—	—
Global equity common trust funds(1)	247.2	37.9	202.5	6.8
Debt securities:
Fixed income common trust funds(2)	212.2	27.8	184.4	—
Non-U.S. Government securities	42.4	—	42.4	—
Alternative investments:
Commingled global fund allocations(3)	71.5	20.0	51.5	—
Other:
Short-term investments(4)	163.7	163.7	—	—
Other(5)	6.9	0.5	—	6.4

Total	$770.4	$276.4	$480.8	$13.2

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        The fair value of pension plan assets at December 31, 2012, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Equity securities:
Global equities:
Capital equipment	$20.2	$20.2	$—	$—
Consumer goods	17.7	17.7	—	—
Energy	8.8	8.8	—	—
Finance	8.2	8.2	—	—
Materials	9.4	9.4	—	—
Services	10.6	10.6	—	—
Miscellaneous	37.3	37.3	—	—
Global equity common trust funds(1)	366.1	103.6	233.5	29.0
Debt securities:
Fixed income common trust funds(2)	380.5	69.4	309.7	1.4
Non-U.S. Government securities	36.3	—	36.3	—
Alternative investments:
Commingled global fund allocations(3)	247.1	91.2	0.3	155.6
Other:
Short-term investments(4)	61.5	61.5	—	—
Other(5)	10.1	2.4	0.3	7.4

Total	$1,213.8	$440.3	$580.1	$193.4

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

(4)
Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

(5)
This category represents investments in insurance contracts, private equity and publicly traded real estate investment trusts. The insurance contracts and private equity investments are valued using unobservable inputs from the fund manager, primarily based on discounted cash flows models.

        Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $13.7 and $31.4 at December 31, 2013 and 2012, respectively, and have been included within "Level 2" of the fair value hierarchy in the tables above.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        During 2013, in connection with our periodic review of the classification of assets within the fair value hierarchy, the balance of one fixed income common trust fund was transferred from Level 1 to Level 2 of the fair value hierarchy (the fair value of this fund was $16.6 and $69.2 at December 31, 2013 and 2012, respectively), and two fixed income common trust funds were transferred from Level 2 to Level 1 of the fair value hierarchy (the fair values of these funds were $27.6 and $46.3 at December 31, 2013 and 2012, respectively). There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during 2012. It is our policy to recognize transfers between Levels at the beginning of the fiscal year.

        The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2013 and 2012:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2011	$24.4	$129.9	$1.4	$6.0	$161.7
Realized gains	—	—	—	0.1	0.1
Unrealized gains relating to instruments still held at period end	1.8	12.7	—	2.0	16.5
Purchases	2.8	13.0	—	—	15.8
Sales	—	—	—	(0.7)	(0.7)

Balance at December 31, 2012	29.0	155.6	1.4	7.4	193.4
Transfers from Level 3 to Level 2 assets	—	(105.6)	—	—	(105.6)
Realized gains	—	0.9	—	—	0.9
Unrealized gains (losses) relating to instruments still held at period end	0.4	—	—	(0.1)	0.3
Purchases	3.1	—	—	—	3.1
Sales	(25.7)	(50.9)	(1.4)	(0.9)	(78.9)

Balance at December 31, 2013	$6.8	$—	$—	$6.4	$13.2

        During 2013, in connection with our periodic review of the classification of assets within the fair value hierarchy, the balance of one commingled global fund was transferred from Level 3 assets to Level 2 assets. There were no transfers in or out of Level 3 assets in 2012.

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2013, we made contributions of $277.9 to our qualified domestic pension plans, including a $250.0 discretionary contribution, and direct benefit payments of $6.3 to our non-qualified domestic pension plans. In 2014, we expect to make minimum required funding contributions of $0.1 to our qualified domestic pension plans and direct benefit payments of $9.1 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. To our foreign plans that are funded, we made contributions of $16.6 in 2013, which included $2.3 of contributions that relate to businesses that have been classified as discontinued operations. In addition, to our foreign plans that are unfunded, we made direct benefit payments of $3.7 in 2013. In 2014, we expect to make minimum required funding contributions of $11.2, which will include $3.0 of contributions that relate to businesses that have been classified as discontinued operations, and $2.8 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2013, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2013 to measure our obligations and include benefits attributable to estimated future employee service.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Estimated minimum benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2014	$35.9	$14.2
2015	81.4	15.3
2016	21.0	16.2
2017	23.4	17.1
2018	25.1	17.3
Subsequent five years	170.7	92.9

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined unfunded status of our pension plans as of December 31, 2013 has decreased since December 31, 2012, primarily as a result of a $250.0 discretionary contribution to our qualified domestic pension plan and, to a lesser extent, higher discount rates being used to value the domestic plans in 2013 compared to 2012. Our non-funded pension plans account for $198.6 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$1,345.8	$1,193.5	$323.0	$280.4
Service cost	7.6	9.8	2.7	2.5
Interest cost	45.6	54.4	13.4	14.3
Employee contributions	—	—	0.2	0.2
Actuarial (gains) losses	(49.8)	170.6	9.6	26.3
Settlements(1)	(708.8)	—	—	—
Curtailment gain	—	(4.0)	—	—
Benefits paid	(71.6)	(78.5)	(14.8)	(11.6)
Foreign exchange and other	—	—	1.5	10.9

Projected benefit obligation — end of year	$568.8	$1,345.8	$335.6	$323.0

(1)
Settlements include $663.7 that the Plan paid Mass Mutual to irrevocably assume the obligation to make future pension payments to approximately 16,000 retirees of the Plan beginning in April 2014 and other lump sum settlements of $45.1 paid to Plan participants during 2013.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

	Domestic Pension Plans		Foreign Pension Plans
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets — beginning of year	$936.8	$868.2	$277.0	$247.0
Actual return on plan assets	26.7	107.1	19.1	19.2
Contributions (employer and employee)	284.2	40.0	16.8	10.6
Settlements	(708.8)	—	—	—
Benefits paid	(71.6)	(78.5)	(11.1)	(9.3)
Foreign exchange and other	—	—	1.3	9.5

Fair value of plan assets — end of year	$467.3	$936.8	$303.1	$277.0

Funded status at year-end	(101.5)	(409.0)	(32.5)	(46.0)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$38.2	$—	$36.2	$24.9
Accrued expenses	(8.9)	(5.9)	(2.7)	(2.6)
Other long-term liabilities	(130.8)	(403.1)	(66.0)	(68.3)

Net amount recognized	$(101.5)	$(409.0)	$(32.5)	$(46.0)

Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.1)	$(0.1)	$(0.1)	$(0.1)

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2013 and 2012:

	Domestic Pension Plans		Foreign Pension Plans
	2013	2012	2013	2012
Projected benefit obligation	$140.5	$1,345.8	$117.7	$119.3
Accumulated benefit obligation	135.9	1,331.5	114.3	116.4
Fair value of plan assets	0.9	936.8	49.0	48.5

        The accumulated benefit obligation for all domestic and foreign pension plans was $556.1 and $331.7, respectively, at December 31, 2013 and $1,331.5 and $314.8, respectively, at December 31, 2012.

        Components of Net Periodic Pension Benefit (Income) Expense — Net periodic pension benefit (income) expense for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year ended December 31,
	2013	2012	2011
Service cost	$7.6	$9.8	$9.9
Interest cost	45.6	54.4	57.4
Expected return on plan assets	(73.2)	(61.8)	(60.3)
Amortization of unrecognized prior service credits	—	(0.6)	(0.9)
Recognized net actuarial (gains) losses(1)	(3.3)	121.4	40.7

Total net periodic pension benefit (income) expense	$(23.3)	$123.2	$46.8

(1)
Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, and curtailments.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Foreign Pension Plans

	Year ended December 31,
	2013	2012	2011
Service cost	$2.7	$2.8	$2.8
Interest cost	13.4	14.6	14.2
Expected return on plan assets	(17.6)	(16.6)	(16.2)
Recognized net actuarial losses(1)	8.2	23.6	13.3

Total net periodic pension benefit expense	6.7	24.4	14.1
Less: Net periodic pension income (expense) of discontinued operations	2.8	(2.1)	(11.5)

Net periodic pension benefit expense of continuing operations	$9.5	$22.3	$2.6

(1)
Consists primarily of our reported actuarial losses and the difference between actual and expected returns on plan assets.

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2013	2012	2011
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.85%	4.69%	5.22%
Rate of increase in compensation levels	3.75%	3.75%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.77%	3.74%	4.69%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.35%	5.10%	5.42%
Rate of increase in compensation levels	3.91%	3.92%	4.15%
Expected long-term rate of return on assets	6.45%	6.56%	7.00%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.23%	4.35%	5.10%
Rate of increase in compensation levels	3.92%	3.91%	3.92%

        We review the pension assumptions annually. Pension income or expense for the year is determined using assumptions as of the beginning of the year (except for the effects of recognizing changes in the fair value of plan assets and actuarial gains and losses in the fourth quarter of each year), while the funded status is determined using assumptions as of the end of the year. We determined assumptions and established them at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based on forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) the rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. In addition, we consider advice from independent actuaries.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

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

        We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status — 2013	Financial Improvement Plan / Rehabilitation Plan Status Pending	2013 Contributions	2012 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM National Pension Fund, National Pension Plan	51-6031295-002	Green	No	$0.4	$0.3	No	August 12, 2014

        The contributions made by Clyde Union during 2013 and 2012 were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan ("IAM"). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten-year period as opposed to the previous period of five years.

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments or policy premium payments. In 2013, we made benefit payments of $14.7 (net of federal subsidies of $0.7) to our postretirement benefit plans. Following is a summary, as of December 31, 2013, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2013 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2014	$14.0	$1.4
2015	13.5	1.4
2016	12.9	1.3
2017	12.2	1.3
2018	11.6	1.3
Subsequent five years	48.4	5.4

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2013	2012
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$148.7	$148.7
Service cost	0.5	0.5
Interest cost	4.8	6.1
Actuarial (gains) losses	(7.8)	7.2
Benefits paid	(14.7)	(13.8)

Accumulated postretirement benefit obligation — end of year	$131.5	$148.7

Funded status at year-end	$(131.5)	$(148.7)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(13.7)	$(14.6)
Other long-term liabilities	(117.8)	(134.1)

Net amount recognized	$(131.5)	$(148.7)

Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.3)	$(1.7)

        The net periodic postretirement benefit (income) expense included the following components:

	Year ended December 31,
	2013	2012	2011
Service cost	$0.5	$0.5	$0.4
Interest cost	4.8	6.1	7.0
Amortization of unrecognized prior service credits	(1.4)	(1.4)	(1.4)
Recognized net actuarial (gains) losses	(7.8)	7.3	(3.9)

Net periodic postretirement benefit (income) expense	$(3.9)	$12.5	$2.1

        Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2013	2012	2011
Assumed health care cost trend rates:
Heath care cost trend rate for next year	6.98%	7.13%	7.52%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2019	2019
Discount rate used in determining net periodic postretirement benefit expense	3.37%	4.36%	4.85%
Discount rate used in determining net year-end postretirement benefit obligation	4.23%	3.37%	4.36%

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. Including the effects of recognizing actuarial gains and losses into earnings, a one percentage point increase in the assumed health care cost trend rate would have increased our estimated 2013 postretirement expense by $8.1, and a one percentage point decrease in the assumed health care cost trend rate would have decreased our estimated 2013 postretirement expense by $7.3.

Defined Contribution Retirement Plans

        We maintain a defined contribution retirement plan (the "DC Plan") pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the DC Plan, eligible U.S. employees may voluntarily contribute up to 50% of their compensation into the DC Plan and we match a portion of participating employees' contributions. Our matching contributions are primarily made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.

        Under the DC Plan, we contributed 0.206, 0.266 and 0.271 shares of our common stock to employee accounts in 2013, 2012 and 2011, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $15.1 in 2013, $15.3 in 2012 and $14.8 in 2011 as compensation expense related to the matching contribution.

        Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees' deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $46.2 and $45.9 at December 31, 2013 and 2012, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2013, 2012 and 2011, we recorded additional compensation expense of $0.3, $0.3 and $0.4, respectively, relating to our matching contributions to the SRSP.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(11)   Income Taxes

        Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2013	2012	2011
Income (loss) from continuing operations:
United States	$197.2	$(242.1)	$(39.8)
Foreign	58.9	44.2	160.2

	$256.1	$(197.9)	$120.4

(Provision for) benefit from income taxes:
Current:
United States	$70.2	$(1.4)	$1.8
Foreign	(30.0)	(20.9)	(29.3)

Total current	40.2	(22.3)	(27.5)

Deferred and other:
United States	(123.1)	8.3	46.7
Foreign	28.1	35.3	(6.9)

Total deferred and other	(95.0)	43.6	39.8

Total (provision) benefit	$(54.8)	$21.3	$12.3

        As discussed in Note 1, we identified certain misstatements associated with previously reported income tax accounts. To correct for these misstatements, and as permitted by SAB No. 108, we have reduced retained earnings, SPX's shareholders' equity, and total equity by $53.8 as of December 31, 2010, with an offsetting increase primarily to income taxes payable. In addition, we have decreased the income tax benefit for 2012 by $1.4 and increased the income tax benefit for 2011 by $10.7, with the offset primarily to income taxes payable, in the respective accompanying consolidated financial statements. See Note 18 for the impact of these corrections on previously reported amounts for the years ended December 31, 2012 and 2011.

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2013	2012	2011
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.4	(0.1)	0.8
U.S. credits and exemptions	(4.0)	2.5	(11.4)
Foreign earnings taxed at lower rates	(11.4)	12.7	(5.8)
Audit settlements with taxing authorities	0.2	14.0	(0.6)
Adjustments to uncertain tax positions	0.9	(2.7)	(6.8)
Changes in valuation allowance	(0.2)	(5.6)	(25.9)
Tax on repatriation of foreign earnings	(0.6)	(7.7)	5.7
Goodwill impairment and basis adjustments	—	(37.9)	—
Other	0.1	0.6	(1.2)

	21.4%	10.8%	(10.2)%

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Working capital accruals	$26.8	$33.4
Legal, environmental and self-insurance accruals	42.3	39.0
Pension, other postretirement and postemployment benefits	95.5	186.8
NOL and credit carryforwards	229.8	193.2
Payroll and compensation	63.5	53.8
Other	45.1	98.0

Total deferred tax assets	503.0	604.2
Valuation allowance	(149.3)	(128.1)

Net deferred tax assets	353.7	476.1

Deferred tax liabilities:
Accelerated depreciation	69.3	61.5
Basis difference in affiliates	152.1	151.8
Intangible assets recorded in acquisitions	285.9	312.9
Other	25.8	23.7

Total deferred tax liabilities	533.1	549.9

	$(179.4)	$(73.8)

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

        At December 31, 2013, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $449.0 and tax losses of various foreign jurisdictions of approximately $817.0, all of which are reported in continuing operations. We also had state tax credit carryforwards of $4.1. Of these amounts, approximately $6.0 expire in 2014 and $506.0 expire at various times between 2014 and 2033. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $21.2 in 2013 and increased by $3.6 in 2012. Of the net increase in 2013, $0.5 was recognized as a decrease in tax expense from continuing operations. Of the net increase in 2012, $5.4 was recognized as a decrease in tax expense from continuing operations.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Undistributed Foreign Earnings

        In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2013, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $1,634.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.

        There are discrete amounts of foreign earnings (approximately $318.0), primarily related to the gain on sale of our Service Solutions business, where we do plan to repatriate the earnings in the future. During 2012, we provided $100.8 of U.S. and foreign withholding taxes on such earnings, with $91.8 of such amount recorded to discontinued operations.

Unrecognized Tax Benefits

        As of December 31, 2013, we had gross unrecognized tax benefits of $128.4 (net unrecognized tax benefits of $72.9), of which $72.3, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2012 and 2011, we had gross unrecognized tax benefits of $108.4 (net unrecognized tax benefits of $72.5) and $120.4 (net unrecognized tax benefits of $103.2), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2013, gross accrued interest excluded from the amounts above totaled $12.4 (net accrued interest of $8.6), while the related amounts as of December 31, 2012 and 2011 were $12.8 (net accrued interest of $8.6) and $16.6 (net accrued interest of $12.4), respectively. Our income tax (provision) benefit for the years ended December 31, 2013, 2012 and 2011 included gross interest income of $0.2, $2.9 and $1.2, respectively, resulting from a reduction in our liability for uncertain tax positions. As of December 31, 2013, penalties excluded from the amounts above totaled $7.1, while the related amounts as of December 31, 2012 and 2011 were $7.1 and $5.6, respectively. Our income tax benefit for the years ended December 31, 2012 and 2011 included penalties of $1.5 and $0.6, respectively, while there were no penalties included in the income tax provision for the year ended December 31, 2013.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $65.0 to $75.0. The previously unrecognized tax benefits relate to a variety of tax issues including an estimate of the previously unrecorded tax liability referenced in Note 1, tax matters relating to prior acquisitions and dispositions, transfer pricing, and various state matters.

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year ended December 31,
	2013	2012	2011
Unrecognized tax benefit — opening balance	$108.4	$120.4	$142.7
Gross increases — tax positions in prior period	0.5	20.6	3.3
Gross decreases — tax positions in prior period	(2.3)	(33.9)	(23.4)
Gross increases — tax positions in current period	28.4	11.2	10.9
Settlements	(1.1)	(7.1)	(0.9)
Lapse of statute of limitations	(5.5)	(2.7)	(11.5)
Change due to foreign currency exchange rates	—	(0.1)	(0.7)

Unrecognized tax benefit — ending balance	$128.4	$108.4	$120.4

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Other Tax Matters

        During 2013, our income tax provision was impacted by the following income tax benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets; (ii) $6.5 related to various audit settlements and statute expirations; and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.

        During 2012, our income tax benefit was impacted by: (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling reporting unit, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes; (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested; (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes; and (iv) valuation allowances that were recorded against deferred income tax assets during the year of $5.4. The unfavorable impact of these items was offset partially by income tax benefits of $22.3 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

        During 2011, we adopted an alternative method of allocating certain expenses between foreign and domestic sources for federal income tax purposes. As a result of this method change, we determined that it was more likely than not that we would be able to utilize our then-existing foreign tax credits within the remaining carryforward period. Accordingly, we released the valuation allowance on our foreign tax credit carryforwards in 2011, resulting in an income tax benefit of $38.5. In addition, the effective tax rate for the year ended December 31, 2011 was impacted favorably by tax benefits of $2.5 associated with the conclusion of a Canadian appeals process and $7.7 of tax credits related to the expansion of our power transformer facility in Waukesha, WI. These tax benefits were offset partially by $6.9 of federal income taxes that were provided in connection with our plan to repatriate a portion of the earnings of a foreign subsidiary.

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

        Our federal income tax returns for the 2007 to 2012 tax years are subject to examination. The IRS is currently auditing the 2007 to 2011 tax return years. With regard to all open tax years, we believe any contingencies are adequately provided for.

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

        We have various foreign income tax returns under examination. The most significant of these are in Denmark for the 2006 to 2010 tax years and South Africa for the 2005 to 2010 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(12)   Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2013:

	December 31, 2012	Borrowings	Repayments	Other(4)	December 31, 2013
Domestic revolving loan facility	$—	$287.0	$(287.0)	$—	$—
Term loan	475.0	—	—	—	475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes, maturing in December 2014(1)	500.0	—	—	—	500.0
Trade receivables financing arrangement(2)	—	35.0	(35.0)	—	—
Other indebtedness(3)	117.0	3.4	(24.2)	4.4	100.6

Total debt	1,692.0	$325.4	$(346.2)	$4.4	1,675.6

Less: short-term debt	33.4				26.9
Less: current maturities of long-term debt	8.7				558.7

Total long-term debt	$1,649.9				$1,090.0

(1)
As noted below, we completed the redemption of all the 7.625% senior notes on February 11, 2014.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At December 31, 2013, we had $61.7 of available borrowing capacity under the facility.

(3)
Primarily included capital lease obligations of $73.0 and $82.3 and balances under purchase card programs of $25.4 and $27.9 at December 31, 2013 and 2012, respectively.

(4)
"Other" primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

        Maturities of long-term debt payable during each of the five years subsequent to December 31, 2013 are $558.7, $26.7, $25.1, $624.9 and $409.3, respectively.

Senior Credit Facilities

        On December 23, 2013, we amended our senior credit facilities to provide for committed senior secured financing in an aggregate amount of $2,075.0, consisting of the following (each with a final maturity of December 23, 2018):

  •
  A term loan facility of $575.0, of which $475.0 was outstanding at December 31, 2013 and under which an additional $100.0 is available for borrowings on a delayed draw basis through June 20, 2014;

  •
  A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $300.0;

  •
  A global revolving credit facility, available for loans in U.S. Dollars, Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

  •
  A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $800.0; and

  •
  A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $200.0.

        The term loan of $475.0 is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 20, 2014, of 5.0%, beginning with the first fiscal quarter of 2015), with the remaining balance repayable in full on December 23, 2018.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        Our senior credit facilities require that we maintain:

  •
  A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

  •
  A Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) as of the last day of any fiscal quarter to consolidated adjusted EBITDA for the four quarters ended on such date) as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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

        We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after December 23, 2013 equal to the sum of (i) $300.0 and (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from July 1, 2011 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit).

        At December 31, 2013, we had $445.5 of available borrowing capacity under our revolving credit facilities after giving effect to $54.5 reserved for outstanding letters of credit. In addition, at December 31, 2013, we had $328.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $671.6 reserved for outstanding letters of credit.

        We also may seek additional commitments, without the consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount not to exceed (x) $1,000.0 or (y) such greater amount that would not cause our Consolidated Senior Secured Leverage Ratio to exceed 2.75 to 1.00.

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

        The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (i) an alternate base rate (the higher of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR plus 1.0%) or (ii) a reserve-adjusted LIBOR (as defined in the senior credit facilities) for dollars (Eurodollars) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio. We may elect

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

interest periods of one, two, three or six months for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee and Bilateral Foreign Credit Fee	Foreign Credit Instrument Fee and Bilateral Foreign Credit Fee	LIBOR Loans	ABR Loans
Greater than or equal to 3.00 to 1.00	0.35%	0.35%	2.00%	0.35%	1.25%	2.00%	1.00%
Between 2.00 to 1.00 and 3.00 to 1.00	0.30%	0.30%	1.75%	0.30%	1.00%	1.75%	0.75%
Between 1.50 to 1.00 and 2.00 to 1.00	0.275%	0.275%	1.50%	0.275%	0.875%	1.50%	0.50%
Between 1.00 to 1.00 and 1.50 to 1.00	0.25%	0.25%	1.375%	0.25%	0.80%	1.375%	0.375%
Less than 1.00 to 1.00	0.225%	0.225%	1.25%	0.225%	0.75%	1.25%	0.25%

        The weighted-average interest rate of our outstanding borrowings under our senior credit facilities was approximately 1.92% at December 31, 2013.

        Bilateral foreign credit fees and commitments are as specified above, unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.

        Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions). Mandatory prepayments will be applied to repay, first, any amounts outstanding under the term loans and any other incremental term loans that we may have outstanding in the future, in the manner and order selected by us, and second, after the term loans and any such incremental term loans have been repaid in full, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested in permitted acquisitions, permitted investments or assets to be used in our business within 360 days of the receipt of such proceeds. In addition, no prepayment is required for the net proceeds from the sale of our joint venture interest in EGS or for the net proceeds of certain other potential divestitures specifically identified in the agreement governing the senior credit facilities.

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

        Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is less than "Ba2" (or not rated) by Moody's and less than "BB" (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB-" or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

        At December 31, 2013, we were in compliance with all covenant provisions of our senior credit facilities, and the senior credit facilities did not impose any restrictions on our ability to repurchase shares or pay dividends, other than those inherent in the credit agreement.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in August 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities of $562.5, to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote.

        In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that mature in December 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV. The interest payment dates for these notes were June 15 and December 15 of each year. The notes are redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the first quarter of 2009, these senior notes became freely tradable. On February 11, 2014, we completed the redemption of all of the 7.625% senior notes for a total redemption price of $530.6, plus approximately $2.0 in transaction costs. As a result of the redemption, we will record a charge in our first quarter 2014 operating results equal to the premium paid plus transaction costs incurred to redeem the notes.

        At December 31, 2013, we were in compliance with all covenant provisions of our senior notes.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2013 and 2012, the participating businesses had $25.4 and $27.9, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

        We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $80.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $80.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.

        We had $5.3 of letters of credit outstanding under separate arrangements in China and India.

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency forward embedded derivatives ("FX embedded derivatives"), because the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in AOCI. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives' fair value is recorded as a component of "Other income (expense), net" in the period in which it occurs. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

        We had FX forward contracts with an aggregate notional amount of $191.3 and $107.3 outstanding as of December 31, 2013 and 2012, respectively, with all such contracts scheduled to mature in 2014. We also had FX embedded derivatives with an aggregate notional amount of $145.8 and $96.3 at December 31, 2013 and 2012, respectively, with scheduled maturities of $88.7, $44.8, $11.0 and $1.3 in 2014, 2015, 2016 and years thereafter, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.0 and $3.4 as of December 31, 2013 and 2012, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2013 to income over the next 12 months. The net gain (loss) recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $0.5 in 2013, $(0.2) in 2012 and $(37.0) in 2011.

        Beginning on August 30, 2011, we entered into FX forward contracts to hedge a significant portion of the Clyde Union acquisition purchase price, which, as previously noted, was paid in GBP. From the inception of these contracts until December 22, 2011 (the date on which the contracts were settled), the U.S. dollar strengthened against the GBP by approximately 4%. As a result, we recorded charges and made cash payments to settle the contracts during 2011 of $34.6, with the charges recorded to "Other income (expense), net."

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At December 31, 2013 and 2012, the outstanding notional amount of commodity contracts was 3.4 and 3.3 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2013 and 2012, the fair value of these contracts was $0.4 (current asset) and $0.2 (current asset), respectively. The unrealized gain, net of taxes, recorded in AOCI was $0.2 and $0.1 as of December 31, 2013 and 2012, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2013 to income over the next 12 months.

        The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at December 31, 2013 and 2012, respectively:

	December 31, 2013			December 31, 2012
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities
FX Forward Contracts:
Counterparty A	$0.7	$(0.1)	$0.6	$0.2	$(0.3)	$(0.1)
Counterparty B	0.1	(0.4)	(0.3)	0.1	(0.2)	(0.1)
Aggregate of other counterparties	0.3	—	0.3	—	—	—

Totals(1)	$1.1	$(0.5)	$0.6	$0.3	$(0.5)	$(0.2)

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

	December 31, 2013			December 31, 2012
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities
Commodity Contracts:
Counterparty A(2)	$0.4	$—	$0.4	$0.3	$(0.1)	$0.2

(1)
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our consolidated balance sheets. Amounts presented in our consolidated balance sheets are as follows:

	December 31, 2013	December 31, 2012
Designated as hedging instruments:
Other current assets	$0.3	$0.1
Accrued expenses	—	(0.3)

	0.3	(0.2)

Not designated as hedging instruments:
Other current assets	0.6	0.1
Accrued expenses	(0.3)	(0.1)

	0.3	—

Net fair value of FX forward contracts	$0.6	$(0.2)

(2)
Related contracts are designated as hedging instruments. Net amounts at December 31, 2013 and 2012, respectively, are recorded in "Other current assets".

        The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of December 31, 2013 and 2012, respectively:

Balance Sheet Classification	December 31, 2013	December 31, 2012
Other current assets	$0.7	$0.3
Accrued expenses	(6.5)	(0.9)
Other long-term liabilities	(2.1)	(9.8)

	$(7.9)	$(10.4)

        The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
FX forward contracts	$(0.3)	$(0.4)	$(0.2)
Commodity contracts	(1.2)	0.4	(1.8)

	$(1.5)	$—	$(2.0)

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

        The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through "Revenues" for FX forward contracts and "Cost of products sold" for commodity contracts for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,(1)
	2013	2012	2011
FX forward contracts	$(4.0)	$(0.7)	$(0.8)
Commodity contracts	(1.3)	(0.8)	0.6

	$(5.3)	$(1.5)	$(0.2)

(1)
For the years ended December 31, 2013, 2012 and 2011, gains (losses) of $(0.2), $(0.4), and $0.3, respectively, were recognized in "Other income (expense), net" relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

        The following summarizes the pre-tax gain (loss) recognized in "Other income (expense), net" for the years ended December 31, 2013, 2012 and 2011 related to derivative financial instruments not designated as cash flow hedging relationships:

	Year ended December 31,
	2013	2012	2011
FX forward contracts	$0.1	$0.6	$(38.5)
FX embedded derivatives	0.6	(0.4)	1.2

	$0.7	$0.2	$(37.3)

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Operating Leases

        The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2014	$38.3
2015	27.8
2016	18.0
2017	11.1
2018	8.8
Thereafter	28.0

Total minimum payments	$132.0

        Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $58.3 in 2013, $60.8 in 2012 and $45.0 in 2011.

Capital Leases

        Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2014	$60.2
2015	3.6
2016	1.8
2017	1.6
2018	5.8
Thereafter	4.9

Total minimum payments	77.9
Less: interest	(4.9)

Capital lease obligations as of December 31, 2013	73.0
Less: current maturities as of December 31, 2013	(58.7)

Long-term portion as of December 31, 2013	$14.3

        Our current and long-term capital lease obligations as of December 31, 2012 were $8.7 and $73.6, respectively.

        Assets held through capital lease agreements at December 31, 2013 and 2012 comprise the following:

	December 31,
	2013	2012
Machinery and equipment	$12.7	$11.1
Buildings	70.3	76.5
Land	6.0	7.5
Other	3.6	3.9

Total	92.6	99.0
Less: accumulated depreciation	(11.4)	(8.1)

Net book value	$81.2	$90.9

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $610.1 (including $565.0 for risk management matters) and $548.6 (including $501.3 for risk management matters) at December 31, 2013 and 2012, respectively. Of these amounts, $561.8 and $497.0 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2013 and 2012, respectively, with the remainder included in "Accrued expenses." It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

        We had insurance recovery assets related to risk management matters of $496.7 and $430.6 at December 31, 2013 and 2012, respectively, included in "Other assets" within our consolidated balance sheets.

Litigation Matters

        We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, results of operations or cash flows. At December 31, 2013, we had liabilities for site investigation and/or remediation at 94 sites (95 sites at December 31, 2012) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

        In the case of contamination at offsite, third-party disposal sites, as of December 31, 2013, we had been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 23 sites (23 sites at December 31, 2012) at which the liability has not been settled, of which 6 sites (6 sites at December 31, 2012) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes its responsible share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2013, our share of the aggregate contract value on open consortium arrangements was $139.3 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $433.8. As of December 31, 2012, our share of the aggregate contract value on open consortium

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

arrangements was $264.4 (of which approximately 62% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $740.9. At December 31, 2013 and 2012, we recorded liabilities of $1.7 and $1.5, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Executive Agreements

        The Board of Directors has approved employment agreements for six of our executives. These agreements have rolling terms of either one year or two years and specify the executive's current compensation, benefits and perquisites, the executive's entitlements upon termination of employment or a change in control, and other employment rights and responsibilities. In addition, one executive officer has an outstanding non-interest bearing 20-year relocation home loan totaling $1.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness.

(15)   Shareholders' Equity and Stock-Based Compensation

Earnings Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$201.3	$(176.6)	$132.7
Less: Net income attributable to noncontrolling interests	2.2	3.0	5.0

Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$199.1	$(179.6)	$127.7

Income from discontinued operations	$11.3	$359.8	$43.5
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.2)	—

Income from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$11.1	$360.0	$43.5

Denominator:
Weighted-average number of common shares used in basic income per share	45.384	50.031	50.499
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.622	—	0.447

Weighted-average number of common shares and dilutive securities used in diluted income per share	46.006	50.031	50.946

        All stock options were included in the computation of diluted income per share for the year ended December 31, 2013. The total number of stock options not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.003 and 0.117 for the years ended December 31, 2012 and 2011, respectively. The total number of unvested restricted stock shares and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.647, 1.031, and 0.633 at December 31, 2013, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Common Stock and Treasury Stock

        At December 31, 2013, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2010	98.068	(47.774)	50.294
Stock options exercised	0.154	—	0.154
Restricted stock shares and restricted stock units	0.209	0.145	0.354
Other	0.271	—	0.271

Balance at December 31, 2011	98.702	(47.629)	51.073
Stock options exercised	0.174	—	0.174
Share repurchases	—	(3.606)	(3.606)
Restricted stock shares and restricted stock units	0.311	0.085	0.396
Other	0.267	—	0.267

Balance at December 31, 2012	99.454	(51.150)	48.304
Stock options exercised	0.008	—	0.008
Share repurchases	—	(3.493)	(3.493)
Restricted stock shares and restricted stock units	0.133	0.123	0.256
Other	0.206	—	0.206

Balance at December 31, 2013	99.801	(54.520)	45.281

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, up to 2.684 shares of our common stock were available for grant at December 31, 2013. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

        During the years ended December 31, 2013, 2012 and 2011, we classified excess tax benefits from stock-based compensation of $6.3, $3.8 and $6.6, respectively, as financing cash flows and included such amounts in "Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other" within our consolidated statements of cash flows.

        Restricted stock shares or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee's termination. A substantial portion of the restricted stock shares and restricted stock unit awards vest based on performance thresholds, while the remaining portion vest based on the passage of time since grant date.

        Eligible employees received a target performance award in 2013 in which the employee can earn between 25% and 125% of the target award in the event the award meets the required vesting criteria. Vesting for the 2013 target performance awards is based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over the three-year period ending December 31, 2015.

        Each eligible non-officer employee also received an award in both 2013 and 2012 that vests ratably over three years, subject only to the passage of time. Officers received awards in 2013 that vest ratably over three years, subject to an internal performance metric.

        Vesting for the 2012 and 2011 performance awards is based on the SPX shareholder return versus the S&P 500 Index. On each vesting date, we compare the SPX shareholder return to the performance of the S&P 500 Index for the prior year and for the cumulative period since the date of the grant. If SPX outperforms the S&P 500 Index for the prior year, the one-third portion

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

of the grant associated with that year will vest. If SPX outperforms the S&P 500 Index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date will vest.

        We grant restricted stock shares to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") and the 2002 Stock Compensation Plan. Under the Directors' Plan, up to 0.018 shares of our common stock were available for grant at December 31, 2013. The 2013 restricted stock grants to the non-employee directors generally vest over a one-year vesting period.

        The 2012 and 2011 restricted stock grants to the non-employee directors have a three-year vesting period based on SPX shareholder return versus the S&P 500 Index, and are subject to the same company performance thresholds as the employee 2012 and 2011 awards described above.

        Restricted stock shares and restricted stock units that do not vest within the applicable vesting period are forfeited.

        Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations, and, subject to certain restrictions, may receive a reload option having an exercise price equal to the current market value for the number of shares so surrendered. The reload option expires at the same time that the exercised option would have expired. Any future issuances of options under the plan will not have a reload feature, pursuant to the terms of the plan. We have not granted options to any of our employees since 2004, and there were no options outstanding as of December 31, 2013.

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2013, 2012 and 2011. Compensation expense within income from continuing operations related to restricted stock shares and restricted stock units totaled $32.8, $38.8 and $38.6 for the years ended December 31, 2013, 2012 and 2011, respectively, with the related tax benefit being $12.1, $14.8 and $14.5 for the years ended December 31, 2013, 2012 and 2011, respectively.

        We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units as they contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on the dates indicated below:

	Annual expected stock price volatility	Annual expected dividend yield	Risk-free interest rate	Correlation between total shareholder return for SPX and the applicable S&P Composite Index
April 1, 2013:
SPX Corporation	35.5%	1.29%	0.33%	0.7668
S&P Composite 1500 Industrials Index	21.2%	n/a	0.33%
January 2, 2013:
SPX Corporation	36.3%	1.42%	0.37%	0.7778
S&P Composite 1500 Industrials Index	22.4%	n/a	0.37%
January 3, 2012:
SPX Corporation	44.3%	1.60%	0.44%	0.7365
S&P 500 Index	23.1%	n/a	0.44%

        Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Restricted Stock Share and Restricted Stock Unit Awards

        The following table summarizes the restricted stock share and restricted stock unit activity from December 31, 2010 through December 31, 2013:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2010	1.516	$50.97
Granted	0.836	62.72
Vested	(0.636)	51.47
Forfeited	(0.276)	67.21

Outstanding at December 31, 2011	1.440	54.38
Granted	0.823	50.64
Vested	(0.264)	39.75
Forfeited	(0.064)	57.77

Outstanding at December 31, 2012	1.935	54.70
Granted	0.652	61.66
Vested	(0.754)	54.34
Forfeited	(0.296)	52.20

Outstanding at December 31, 2013	1.537	58.39

        As of December 31, 2013, there was $19.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.

Stock Options

        The following table shows stock option activity from December 31, 2010 through December 31, 2013:

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2010	0.635	$63.82
Exercised	(0.154)	65.44
Terminated	(0.117)	89.10

Options outstanding and exercisable at December 31, 2011	0.364	54.87
Exercised	(0.174)	39.58
Terminated	(0.177)	69.42

Options outstanding and exercisable at December 31, 2012	0.013	62.45
Exercised	(0.008)	50.79
Terminated	(0.005)	85.36

Options outstanding and exercisable at December 31, 2013	—	—

        The aggregate intrinsic value (market value of stock less the option exercise price) of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.4, $5.9 and $2.5, respectively

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Accumulated Other Comprehensive Income

        The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other(2)	Total
Balance at December 31, 2012	$293.8	$(3.3)	$(3.1)	$(2.6)	$284.8
Other comprehensive income (loss) before reclassifications	3.0	(1.0)	(0.6)	(1.2)	0.2
Amounts reclassified from accumulated other comprehensive loss	—	3.5	—	(1.0)	2.5

Current-period other comprehensive income (loss)	3.0	2.5	(0.6)	(2.2)	2.7

Balance at December 31, 2013	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5

(1)
Net of tax benefit of $1.0 and $2.5 as of December 31, 2013 and 2012, respectively.

(2)
Net of tax benefit of $2.2 and $1.2 as of December 31, 2013 and 2012, respectively. Includes $(5.0) and $(3.8), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013 and 2012, respectively, and $0.2 and $1.2, net of tax, of unamortized prior service credits as of December 31, 2013 and 2012, respectively.

        The following summarizes amounts reclassified from each component of accumulated comprehensive income for the year ended December 31, 2013:

	Amount Reclassified from AOCI	Affected Line Item in the Consolidated Statement of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$4.0	Revenues
Commodity contracts	1.3	Cost of products sold

Pre-tax	5.3
Income taxes	(1.8)

	$3.5

Amortization of pension and postretirement item:
Unrecognized prior service credits	$(0.1)	Cost of products sold
Unrecognized prior service credits	(1.3)	Selling, general and administrative

Pre-tax	(1.4)
Income taxes	0.4

	$(1.0)

Common Stock in Treasury

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During 2012, we repurchased 3.606 shares of our common stock for $245.6. During January 2013, we repurchased 1.514 shares of our common stock for $104.4, which

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

completed the repurchases authorized under this trading plan. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the year ended December 31, 2013. Lastly, on December 18, 2013, we entered into a written trading plan under Rule 10b5-1 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During December 2013, we repurchased 0.115 shares of our common stock for $11.2 under this trading plan.

        During the years ended December 31, 2013, 2012 and 2011, "Common stock in treasury" was decreased by the settlement of restricted stock units issued from treasury stock of $14.2, $6.1 and $12.8, respectively, and increased by $11.0, $1.8 and $7.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2013, 2012 or 2011.

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

        There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. Except as previously discussed in Note 10, there were no transfers between the three levels of the fair value hierarchy for the periods presented.

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

        As of December 31, 2013, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

Investments in Equity Securities

        Our available-for-sale securities include equity investments that are traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.0 and $3.6 at December 31, 2013 and 2012, respectively.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2013 and 2012, these assets had a fair value of $1.4 and $7.5, respectively, which are estimated using various valuation models, including the Monte Carlo simulation model.

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.0	$—
Other assets — Investments in equity securities	3.0	—	1.4
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.1	—

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$0.7	$—
Other assets — Investments in equity securities	3.6	—	7.5
Accrued expenses — FX forward contracts and FX embedded derivatives	—	1.3	—
Other long-term liabilities — FX embedded derivatives	—	9.8	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012, including net unrealized losses recorded to "Other income (expense), net".

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$7.8
Unrealized losses recorded to earnings	(0.3)

Balance at December 31, 2012	7.5
Cash consideration received and other	(5.2)
Unrealized losses recorded to earnings	(0.9)

Balance at December 31, 2013	$1.4

        During 2013, we recorded impairment charges of $6.7 related to the trademarks of certain businesses within our Flow Technology reportable segment as we determined that the fair values of the trademarks were less than the carrying values. The

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

fair values of the trademarks were determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

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

        During 2011, we determined that the fair value of our SPX Heat Transfer reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of SPX Heat Transfer was based upon weighting the income and market approaches (unobservable inputs — Level 3). We then allocated the fair value to the assets and liabilities of SPX Heat Transfer, which resulted in an implied value for the reporting unit's goodwill. Based on such implied value, we recorded an impairment charge related to SPX Heat Transfer's goodwill of $20.8. In addition, we recorded an impairment charge of $7.5 related to the trademarks of SPX Heat Transfer, with the fair value of these intangibles determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

        The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,100.0	$1,214.3	$1,100.0	$1,217.8
Term loan	475.0	475.0	475.0	475.0
Other indebtedness	27.6	27.6	34.7	34.7

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

  •
  The fair value of our other indebtedness approximates carrying value due primarily to the short-term nature of those instruments.

        Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2013, with the exception of the impairment charges previously noted, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

        The carrying amount of cash and equivalents and receivables reported in our consolidated balance sheets approximates fair value due to the short maturity of those instruments.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(17)   Quarterly Results (Unaudited)

	First(3)(4)		Second(4)		Third(4)		Fourth(3)(4)
	2013	2012	2013	2012	2013	2012	2013	2012
Operating revenues	$1,090.5	$1,106.3	$1,161.9	$1,182.0	$1,145.8	$1,176.7	$1,319.0	$1,366.0
Gross profit	293.1	291.0	330.1	319.8	336.8	320.8	397.6	382.0
Income (loss) from continuing operations, net of tax(1)	14.6	9.8	39.2	35.5	63.1	53.8	84.4	(275.7)
Income (loss) from discontinued operations, net of tax(2)	(4.6)	8.6	8.0	18.2	5.4	12.0	2.5	321.0

Net income	10.0	18.4	47.2	53.7	68.5	65.8	86.9	45.3
Less: Net income (loss) attributable to noncontrolling interests	1.3	(0.7)	2.0	0.8	(0.8)	2.4	(0.1)	0.3

Net income attributable to SPX
Corporation common shareholders	$8.7	$19.1	$45.2	$52.9	$69.3	$63.4	$87.0	$45.0

Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.29	$0.21	$0.81	$0.69	$1.43	$1.03	$1.89	$(5.56)
Discontinued operations, net of tax	(0.10)	0.17	0.18	0.37	0.12	0.24	0.05	6.47

Net income	$0.19	$0.38	$0.99	$1.06	$1.55	$1.27	$1.94	$0.91

Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.28	$0.20	$0.81	$0.68	$1.42	$1.03	$1.85	$(5.56)
Discontinued operations, net of tax	(0.10)	0.17	0.17	0.36	0.12	0.24	0.06	6.47

Net income	$0.18	$0.37	$0.98	$1.04	$1.54	$1.27	$1.91	$0.91

Note:    The sum of the quarters' income per share may not equal the full year per share amounts.

(1)
During the fourth quarters of 2013 and 2012, we recognized gains (losses) of $0.8 and $(149.9), respectively, related to changes in the fair value of plan assets and actuarial gains (losses) associated with our pension and postretirement benefit plans. The income tax (provision) benefit associated with these gains (losses) was $(1.7) and $52.9, respectively.

As discussed in Note 1 to our consolidated financial statements, during December 2013 we identified certain misstatements to previously reported income tax amounts. To correct for these misstatements, we have increased "Income from continuing operations" during each of the first three quarters of 2012 by $0.1 and increased "Loss from continuing operations" for the fourth quarter of 2012 by $1.7. There are no corrections required to the results for the first three quarters of 2013.

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

(3)
We establish actual interim closing dates using a "fiscal" calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

  quarters of 2013 were March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2012 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2013 and one more day in the fourth quarter of 2013 than in the respective 2012 periods.

(4)
As described in Note 1 to our consolidated financial statements, we have retrospectively applied new accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. The impact of these changes on previously reported quarterly results and the results for the fourth quarter of 2013 is summarized below:

	First		Second		Third		Fourth
	2013*	2012*	2013*	2012*	2013*	2012*	2013**	2012*
Gross profit	$0.6	$0.4	$0.6	$0.4	$0.6	$0.4	$27.0	$(7.0)
Income (loss) from continuing operations, net of tax	6.1	5.2	6.1	5.2	6.1	5.2	254.4	(92.6)
Income (loss) from discontinued operations, net of tax	0.3	0.3	0.3	0.2	0.3	0.3	2.2	(1.2)

Net income	$6.4	$5.5	$6.4	$5.4	$6.4	$5.5	$256.6	$(93.8)

Net income attributable to SPX Corporation common shareholders	$6.4	$5.5	$6.4	$5.4	$6.4	$5.5	$256.6	$(93.8)

Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.13	$0.10	$0.13	$0.10	$0.14	$0.10	$5.68	$(1.87)
Discontinued operations, net of tax	0.01	0.01	0.01	0.01	—	0.01	0.05	(0.02)

Net income	$0.14	$0.11	$0.14	$0.11	$0.14	$0.11	$5.73	$(1.89)

Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.13	$0.10	$0.13	$0.10	$0.14	$0.10	$5.58	$(1.87)
Discontinued operations, net of tax	—	0.01	0.01	0.01	—	0.01	0.05	(0.02)

Net income	$0.13	$0.11	$0.14	$0.11	$0.14	$0.11	$5.63	$(1.89)

*
Represents an increase (decrease) from previously reported amounts.

**
Represents an increase from amounts that would have been reported under our historical methods for recording pension and postretirement expense. Under our historical methods, we would have recorded pension/postretirement expense of $407.0 during the fourth quarter of 2013, which would have included a charge of $399.4 associated primarily with the November 2013 transfer of the pension obligations of the retirees under the Plan to Mass Mutual (see Notes 1 and 10 for additional details). Under our new methods of recording pension and postretirement expense, we recorded pension income of $5.0 during the fourth quarter of 2013. The difference between these methods on the fourth quarter 2013 results is further summarized below:

	Pre-Tax	Tax Effect	Net
Income from continuing operations:
Historical methods — pension and postretirement expense and related tax benefit	$407.0	$(155.7)	$251.3
New methods — pension and postretirement income and related tax provision	(5.0)	1.9	(3.1)

Increase in income from continuing operations	$412.0	$(157.6)	$254.4

Income from discontinued operations:
Historical methods — pension and postretirement expense	$0.2	$—	$0.2
New methods — pension and postretirement income and related tax provision	(2.2)	0.2	(2.0)

Increase in income from discontinued operations	$2.4	$(0.2)	$2.2

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(18)   Reconciliation of Previously Reported Amounts to Amounts as Revised and Restated

        As described in Note 4, we have reported businesses which have been sold or for which operations have been terminated, as well as certain non-strategic businesses for which we have committed to a plan to divest, as discontinued operations for all periods presented in our consolidated financial statements. Furthermore, as described in Notes 1 and 11, we have identified certain misstatements within our income tax accounts associated with previously unidentified taxable earnings and have corrected these prior period misstatements in the accompanying consolidated financial statements. The impacts of these changes on selected financial statement amounts within our consolidated financial statements as of and for the years ended December 31, 2012 and 2011 are summarized below:

	2012
	As Previously Reported(1)	Reclassification of Discontinued Operations(2)	Correction of Prior Period Misstatement(3)	As Revised and Restated(4)
Consolidated Statement of Operations:
Revenues	$5,100.2	$(269.2)	$—	$4,831.0
Operating income (loss)	9.0	(32.1)	—	(23.1)
Loss from continuing operations before income taxes	(46.5)	(32.1)	—	(78.6)
Income tax provision	(31.9)	12.3	(1.4)	(21.0)
Loss from continuing operations	(78.4)	(19.8)	(1.4)	(99.6)
Income from discontinued operations, net of tax	340.4	19.8	—	360.2
Net income	262.0	—	(1.4)	260.6
Net income attributable to SPX Corporation common shareholders	259.2	—	(1.4)	257.8
Consolidated Balance Sheet:
Liabilities:
Income taxes payable	$126.5	$—	$46.3	$172.8
Total current liabilities	1,736.6	—	46.3	1,782.9
Deferred and other income taxes	251.1	—	(1.8)	249.3
Total long-term liabilities	3,113.5	—	(1.8)	3,111.7
Equity:
Retained earnings	2,696.6	—	(44.5)	2,652.1
Total SPX Corporation shareholders' equity	2,268.7	—	(44.5)	2,224.2
Total equity	2,280.0	—	(44.5)	2,235.5
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income	$262.0	$—	$(1.4)	$260.6
Less: Income from discontinued operations, net of tax	340.4	19.8	—	360.2
Loss from continuing operations	(78.4)	(19.8)	(1.4)	(99.6)
Net cash from continuing operations	84.7	(35.4)	—	49.3
Net cash from (used in) discontinued operations	(14.9)	35.4	—	20.5
Cash flows from (used in) investing activities:
Net cash used in continuing operations	(97.6)	2.7	—	(94.9)
Net cash from discontinued operations	1,128.3	(2.7)	—	1,125.6

(1)
Amounts as previously reported in our 2012 Annual Report on Form 10-K, as amended.

(2)
Reflects the effect of reclassifying businesses as discontinued operations for the year ended December 31, 2012, to conform to the current presentation. These businesses included Dielectric and Kayex, as well as certain non-strategic businesses previously reported in Industrial Products and Services and Other for which we committed to a plan to divest in the third quarter of 2013 (see Note 4).

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(3)
Reflects the correction of certain misstatements identified within our income tax accounts as of and for the year ended December 31, 2012 (see Notes 1 and 11).

(4)
Selected "As Revised and Restated" amounts are presented in Note 19, as this Note reflects (i) the effects that our change in accounting methods for pension and postretirement benefit plans had on the "As Revised and Restated" amounts and (ii) the resulting amounts in the accompanying 2012 consolidated statement of operations, consolidated balance sheet, and consolidated statement of cash flows.

	2011
	As Previously Reported(1)	Reclassification of Discontinued Operations(2)	Correction of Prior Period Misstatement(3)	As Revised and Restated(4)
Consolidated Statement of Operations:
Revenues	$4,536.9	$(264.0)	$—	$4,272.9
Operating income	286.5	(33.4)	—	253.1
Income from continuing operations before income taxes	169.9	(33.4)	—	136.5
Income tax (provision) benefit	(14.3)	11.8	10.7	8.2
Income from continuing operations	155.6	(21.6)	10.7	144.7
Income from discontinued operations, net of tax	30.0	21.6	—	51.6
Net income	185.6	—	10.7	196.3
Net income attributable to SPX Corporation common shareholders	180.6	—	10.7	191.3
Consolidated Statement of Equity:
Retained earnings(5)	$2,488.3	$—	$(43.1)	$2,445.2
Total SPX Corporation shareholders' equity	2,227.3	—	(43.1)	2,184.2
Total equity	2,237.3	—	(43.1)	2,194.2
Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income	$185.6	$—	$10.7	$196.3
Less: Income from discontinued operations, net of tax	30.0	21.6	—	51.6
Income from continuing operations	155.6	(21.6)	10.7	144.7
Net cash from continuing operations	252.5	(46.3)	—	206.2
Net cash from discontinued operations	70.1	46.3	—	116.4
Cash flows used in investing activities:
Net cash used in continuing operations	(893.8)	1.8	—	(892.0)
Net cash used in discontinued operations	(50.5)	(1.8)	—	(52.3)

(1)
Amounts as previously reported in our 2012 Annual Report on Form 10-K, as amended.

(2)
Reflects the effect of reclassifying businesses as discontinued operations for the year ended December 31, 2011, to conform to the current presentation. These businesses included Dielectric and Kayex, as well as certain non-strategic businesses previously reported in Industrial Products and Services and Other for which we committed to a plan to divest in the third quarter of 2013 (see Note 4).

(3)
Reflects the correction of certain misstatements identified within our income tax accounts as of and for the year ended December 31, 2011 (see Notes 1 and 11).

(4)
Selected "As Revised and Restated" amounts are presented in Note 19, as this Note reflects (i) the effects that our change in accounting methods for pension and postretirement benefit plans had on the "As Revised and Restated" amounts and (ii) the resulting amounts in the accompanying 2011 consolidated statements of operations, equity, and cash flows.

(5)
The net reduction in retained earnings of $43.1 is comprised of the cumulative correction as of January 1, 2011 of $53.8, partially offset by a correction/reduction of the 2011 income tax provision of $10.7.

Notes to Consolidated Financial Statements
December 31, 2013
(All currency and share amounts are in millions, except per share and par value data)

(19)   Effect of Accounting Changes

        As described in Note 1, we have retrospectively applied the new accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans. Accordingly, we recorded a cumulative reduction in retained earnings as of January 1, 2011 of $416.2, with a corresponding offset to AOCI. The impact of these changes on the accompanying consolidated financial statements is summarized below:

	2013			2012			2011
	New Method(3)	Historical Method(2)	Effect of Change	As Adjusted(3)	As Revised and Restated(1)	Effect of Change	As Adjusted(3)	As Revised and Restated(1)	Effect of Change
Consolidated Statements of Operations:
Cost of products sold	$3,359.6	$3,388.4	$(28.8)	$3,517.4	$3,511.6	$5.8	$3,066.4	$3,065.6	$0.8
Selling, general and administrative	956.0	1,370.5	(414.5)	1,112.6	999.1	113.5	897.4	882.1	15.3
Operating income (loss)(4)	329.6	(113.7)	443.3	(142.4)	(23.1)	(119.3)	237.0	253.1	(16.1)
Income (loss) from continuing operations before income taxes	256.1	(187.2)	443.3	(197.9)	(78.6)	(119.3)	120.4	136.5	(16.1)
Income tax (provision) benefit	(54.8)	115.8	(170.6)	21.3	(21.0)	42.3	12.3	8.2	4.1
Income (loss) from continuing operations	201.3	(71.4)	272.7	(176.6)	(99.6)	(77.0)	132.7	144.7	(12.0)
Income from discontinued operations, net of tax	11.3	8.2	3.1	359.8	360.2	(0.4)	43.5	51.6	(8.1)
Net income (loss)	212.6	(63.2)	275.8	183.2	260.6	(77.4)	176.2	196.3	(20.1)
Net income (loss) attributable to SPX common shareholders	210.2	(65.6)	275.8	180.4	257.8	(77.4)	171.2	191.3	(20.1)
Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	199.1	(73.6)	272.7	(179.6)	(102.6)	(77.0)	127.7	139.7	(12.0)
Income from discontinued operations, net of tax	11.1	8.0	3.1	360.0	360.4	(0.4)	43.5	51.6	(8.1)
Net income (loss)	210.2	(65.6)	275.8	180.4	257.8	(77.4)	171.2	191.3	(20.1)
Basic income (loss) per share of common stock:
Continuing operations	$4.39	$(1.62)	$6.01	$(3.59)	$(2.05)	$(1.54)	$2.53	$2.77	$(0.24)
Discontinued operations	0.24	0.17	0.07	7.20	7.20	—	0.86	1.02	(0.16)
Net income (loss)	$4.63	$(1.45)	$6.08	$3.61	$5.15	$(1.54)	$3.39	$3.79	$(0.40)
Diluted income (loss) per share of common stock:
Continuing operations	$4.33	$(1.62)	$5.95	$(3.59)	$(2.05)	$(1.54)	$2.51	$2.74	$(0.23)
Discontinued operations	0.24	0.17	0.07	7.20	7.20	—	0.85	1.01	(0.16)
Net income (loss)	$4.57	$(1.45)	$6.02	$3.61	$5.15	$(1.54)	$3.36	$3.75	$(0.39)
Consolidated Statements of Comprehensive Income:
Net income (loss)	$212.6	$(63.2)	$275.8	$183.2	$260.6	$(77.4)	$176.2	$196.3	$(20.1)
Pension liability adjustment, net of tax	(2.2)	(278.0)	(275.8)	(1.0)	(80.3)	79.3	(2.1)	(21.7)	19.6
Consolidated Balance Sheets / Consolidated Statements of Equity:
Retained earnings	$2,303.1	$2,541.0	$(237.9)	$2,138.4	$2,652.1	$(513.7)	$2,008.9	$2,445.2	$(436.3)
Accumulated other comprehensive income (loss)	287.5	49.6	237.9	284.8	(228.9)	513.7	189.8	(246.5)	436.3
Consolidated Statements of Cash Flows:
Net income (loss)	$212.6	$(63.2)	$275.8	$183.2	$260.6	$(77.4)	$176.2	$196.3	$(20.1)
Less: Income from discontinued operations, net of tax	11.3	8.2	3.1	359.8	360.2	(0.4)	43.5	51.6	(8.1)
Income (loss) from continuing operations	201.3	(71.4)	272.7	(176.6)	(99.6)	(77.0)	132.7	144.7	(12.0)
Deferred and other income taxes	95.0	(75.6)	170.6	(43.6)	(1.3)	(42.3)	(39.8)	(35.7)	(4.1)
Pension and other employee benefits	(0.1)	443.2	(443.3)	176.1	56.8	119.3	72.3	56.2	16.1

(1)
"As Revised and Restated" for 2012 and 2011 represents amounts as previously reported in our 2012 Annual Report on Form 10-K (as amended), revised and restated to reflect (i) the reclassification of certain prior period amounts, including the results of discontinued operations (see Note 4), as well as (ii) the correction of prior period misstatements within our income tax accounts (see Notes 1, 11 and 18 for further information).

(2)
Reflects amounts we would have reported had we not changed our accounting methods for recognizing changes in the fair value of plan assets and actuarial gains and losses.

(3)
Reflects amounts reported in the accompanying consolidated financial statements as of and for the years ended December 31, 2013, 2012 and 2011.

(4)
Under our historical methods of accounting for our pension and postretirement benefit plans, our pension and postretirement benefit expense for 2013 would have been a pre-tax charge of $425.6 as compared to pension and postretirement benefit income of $17.7 recognized under our new methods. The pre-tax charge under our historical methods reflects the effects of a $399.4 charge that would have been recognized as a result of the settlement of approximately 61% of the Plan's projected benefit obligation as of November 12, 2013, due primarily to the transfer of the retiree pension obligations of the Plan to Mass Mutual, as previously described.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2013 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2013, such internal control is effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (1992).

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's election to change its methods of accounting for defined benefit pension and other postretirement benefit plan costs in 2013.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2014

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

b)
Executive Officers of the company.

  Christopher J. Kearney, 58, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation and Polypore International, Inc.

  Jeremy W. Smeltser, 39, is Vice President and Chief Financial Officer. Previously he served in various roles for SPX, most recently as Vice President and Chief Financial Officer, Flow Technology. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Robert B. Foreman, 56, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  David A. Kowalski, 55, was named President, Global Manufacturing Operations, in August 2013. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. He became the segment President, Test and Measurement, and an officer in August 2005, and President, Industrial Products and Services and Other, in August 2011. Before joining SPX, he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Kevin L. Lilly, 61, was named Vice President, Secretary and General Counsel and an officer in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  J. Michael Whitted, 42, is Vice President, Corporate Development for SPX Corporation. He is responsible for identifying, analyzing, and consummating opportunities for profitable growth through expansion of existing SPX businesses, and external opportunities, including mergers, acquisitions, joint ventures, and strategic partnerships. He is also responsible for SPX's divestiture activities. He joined SPX Corporation in June 2001. Prior to joining SPX Corporation, Mr. Whitted was a Vice President at Bear Stearns. While at Bear Stearns, Mr. Whitted worked with industrial and technology clients, but was primarily focused on the consumer products industry. Prior to joining Bear Stearns, Mr. Whitted held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        This information is included in our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 47 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 47 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2014.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of February, 2014.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ JEREMY W. SMELTSER Jeremy W. Smeltser Vice President and Chief Financial Officer
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ J. KERMIT CAMPBELL J. Kermit Campbell Director
/s/ MARTHA B. WYRSCH Martha B. Wyrsch Director	/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director
/s/ DAVID V. SINGER David V. Singer Director	/s/ TERRY S. LISENBY Terry S. Lisenby Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective March 30, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on March 30, 2012 (file no. 1-6948).
3.4	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 (file no. 1-6948).
4.1	—
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
Amended and restated Employment Agreement between SPX Corporation and Kevin L. Lilly, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).
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
Amended and restated Executive Change of Control Agreement between SPX Corporation and Kevin L. Lilly, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).

Item No.		Description
*10.22	—	SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.23	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.24	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.25	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.26	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.27	—
Amendment to Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.28	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.29	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.30	—
Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.31	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.32	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 6, 2011), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).
*10.33	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix B of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).
*10.34	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.35	—
Credit Agreement, dated as of June 30, 2011, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on July 5, 2011 (file no. 1-6948).
10.36	—
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
10.37	—
Incremental Facility Activation Notice (Incremental Term Loan A), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated herein by reference from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).
10.38	—
Incremental Facility Activation Notice (Incremental Term Loan X), dated as of October 5, 2011, from SPX Corporation to the Bank of America, N.A., incorporated herein by reference from our Current Report on Form 8-K filed on October 11, 2011 (file no. 1-6948).

Item No.		Description
10.39	—	Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).
10.40	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011 (file no. 1-6948).
10.41	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).
*10.42	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (file no. 1-6948).
10.43	—
Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (file no. 1-6948).
10.44	—	Waiver to Credit Agreement, dated as of February 8, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on February 21, 2012 (file no. 1-6948).
10.45	—	Amendment to Waiver to Credit Agreement, dated as of June 7, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (file no. 1-6948).
*10.46	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.47	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.48	—
Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
10.49	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).
10.50	—
Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).
10.51	—
Second Amendment to Credit Agreement, dated as of May 8, 2013, by and among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (file no. 1-6948).
*10.52	—
Change of Control Agreement between Christopher J. Kearney and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.53	—
Change of Control Agreement between Jeremy W. Smeltser and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.54	—
Change of Control Agreement between Robert B. Foreman and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

Item No.		Description
*10.55	—	Change of Control Agreement between David A. Kowalski and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.56	—
Change of Control Agreement between Kevin L. Lilly and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.57	—
Change of Control Agreement between J. Michael Whitted and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.58	—
Form of Waiver of Certain Employment Agreement Provisions by each of Christopher J. Kearney, Jeremy W. Smeltser, Robert B. Foreman, David A. Kowalski, Kevin L. Lilly, and J. Michael Whitted, dated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.59	—
Form of Internal Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.60	—
Form of External Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
10.61	—
Limited Liability Company Interest Purchase Agreement, dated December 3, 2013, by and among EGS Electrical Group LLC, Emerson Electric Co., SPX Corporation, and SPX Holding, Inc., incorporated herein by reference from our Current Report on Form 8-K filed on December 4, 2013 (file no. 1-6948).
10.62	—
Amended and Restated Credit Agreement, dated as of December 23, 2013, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on December 26, 2013 (file no. 1-6948).
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 49 of this Form 10-K.
18.1	—	Preferability Letter of Independent Registered Public Accounting Firm
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
24.1	—	Power of Attorney on page 118 of this Form 10-K.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
99.1	—
EGS Electrical Group, LLC and Subsidiaries (A Limited Liability Company) audited consolidated financial statements as of September 30, 2013 and 2012 and for the years ended September 30, 2013, 2012 and 2011.
101.1	—
SPX Corporation Financial information from its Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

*
Denotes management contract or compensatory plan or arrangement.