Form 10-Q
period 2014-03-29
SPX CORP
filed 2014-04-30
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Common shares outstanding April 25, 2014 43,815,005

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 29,	March 30,
	2014	2013
Revenues	$1,069.4	$1,090.5
Costs and expenses:
Cost of products sold	770.7	797.4
Selling, general and administrative	265.6	252.7
Intangible amortization	8.3	8.0
Impairment of intangible assets	—	2.0
Special charges, net	9.7	0.4
Operating income	15.1	30.0

Other income, net	490.6	2.2
Interest expense	(19.3)	(29.2)
Interest income	2.2	2.1
Loss on early extinguishment of debt	(32.5)	—
Equity earnings in joint ventures	—	9.1
Income from continuing operations before income taxes	456.1	14.2

Income tax (provision) benefit	(159.7)	0.4
Income from continuing operations	296.4	14.6

Income from discontinued operations, net of tax	0.4	0.6
Gain (loss) on disposition of discontinued operations, net of tax	21.0	(5.2)
Income (loss) from discontinued operations, net of tax	21.4	(4.6)

Net income	317.8	10.0
Net income (loss) attributable to noncontrolling interests	(0.4)	1.3
Net income attributable to SPX Corporation common shareholders	$318.2	$8.7

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$296.8	$13.5
Income (loss) from discontinued operations, net of tax	21.4	(4.8)
Net income	$318.2	$8.7

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$6.71	$0.29
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.48	(0.10)
Net income per share attributable to SPX Corporation common shareholders	$7.19	$0.19

Weighted-average number of common shares outstanding — basic	44.236	46.418

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$6.58	$0.28
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.48	(0.10)
Net income per share attributable to SPX Corporation common shareholders	$7.06	$0.18

Weighted-average number of common shares outstanding — diluted	45.082	47.450

Comprehensive income (loss)	$323.7	$(75.8)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 29,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$486.0	$691.8
Accounts receivable, net	1,180.7	1,206.7
Inventories, net	547.8	502.2
Other current assets	123.5	104.3
Deferred income taxes	126.2	119.6
Assets of discontinued operations	135.4	148.3
Total current assets	2,599.6	2,772.9
Property, plant and equipment:
Land	52.0	45.4
Buildings and leasehold improvements	382.8	384.4
Machinery and equipment	802.7	789.7
	1,237.5	1,219.5
Accumulated depreciation	(550.8)	(527.2)
Property, plant and equipment, net	686.7	692.3
Goodwill	1,521.0	1,517.0
Intangibles, net	921.1	924.7
Other assets	837.8	949.3
TOTAL ASSETS	$6,566.2	$6,856.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$488.9	$494.6
Accrued expenses	944.4	989.2
Income taxes payable	238.8	73.1
Short-term debt	35.3	26.9
Current maturities of long-term debt	2.4	558.7
Liabilities of discontinued operations	23.3	31.9
Total current liabilities	1,733.1	2,174.4

Long-term debt	1,088.9	1,090.0
Deferred and other income taxes	389.7	427.2
Other long-term liabilities	991.4	992.6
Total long-term liabilities	2,470.0	2,509.8

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,936,937 and 44,235,597 issued and outstanding at March 29, 2014, respectively, and 99,801,498 and 45,281,329 issued and outstanding at December 31, 2013, respectively)	1,006.9	1,004.5
Paid-in capital	1,583.0	1,571.5
Retained earnings	2,605.0	2,303.1
Accumulated other comprehensive income	293.5	287.5
Common stock in treasury (55,701,340 and 54,520,169 shares at March 29, 2014 and December 31, 2013, respectively)	(3,138.8)	(3,008.6)
Total SPX Corporation shareholders’ equity	2,349.6	2,158.0
Noncontrolling interests	13.5	14.0
Total equity	2,363.1	2,172.0
TOTAL LIABILITIES AND EQUITY	$6,566.2	$6,856.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 29,	March 30,
	2014	2013
Cash flows used in operating activities:
Net income	$317.8	$10.0
Less: Income (loss) from discontinued operations, net of tax	21.4	(4.6)
Income from continuing operations	296.4	14.6
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	9.7	0.4
Impairment of intangible assets	—	2.0
Gain on asset sales	(491.5)	—
Loss on early extinguishment of debt	32.5	—
Deferred and other income taxes	(58.3)	94.9
Depreciation and amortization	27.5	27.8
Pension and other employee benefits	24.8	0.4
Stock-based compensation	24.7	20.3
Other, net	0.2	1.8
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable and other assets	(22.4)	(19.5)
Inventories	(49.7)	(57.9)
Accounts payable, accrued expenses and other	155.9	(129.5)
Cash spending on restructuring actions	(9.1)	(6.6)
Net cash used in continuing operations	(59.3)	(51.3)
Net cash used in discontinued operations	(1.3)	(15.1)
Net cash used in operating activities	(60.6)	(66.4)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	575.7	—
Increase in restricted cash	(0.1)	(0.1)
Capital expenditures	(11.3)	(19.0)
Net cash from (used in) continuing operations	564.3	(19.1)
Net cash from (used in) discontinued operations	38.3	(0.3)
Net cash from (used in) investing activities	602.6	(19.4)
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	(530.6)	—
Borrowings under trade receivables agreement	—	10.0
Repayments under trade receivables agreement	—	(10.0)
Net repayments under other financing arrangements	(53.9)	(4.7)
Purchases of common stock	(134.3)	(131.4)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(11.5)	(5.7)
Financing fees paid	(0.4)	—
Dividends paid	(11.7)	(0.6)
Net cash used in continuing operations	(742.4)	(142.4)
Net cash from discontinued operations	—	—
Net cash used in financing activities	(742.4)	(142.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(5.4)	(0.8)
Net change in cash and equivalents	(205.8)	(229.0)
Consolidated cash and equivalents, beginning of period	691.8	984.1
Consolidated cash and equivalents, end of period	$486.0	$755.1

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

In the fourth quarter of 2013, we elected to change our accounting methods for recognizing changes in fair value of plan assets and actuarial gains and losses associated with all our pension and postretirement plans. Under our new accounting methods, we recognize changes in fair value of plan assets and actuarial gains and losses during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense.  In connection with these accounting changes, we have revised previously reported amounts to conform to the current methods of accounting. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for additional information regarding these changes in accounting methods.

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.

On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income, net” during the first quarter of 2014. Prior to the sale, we accounted for our investment in EGS on a three-month lag. As a result of the sale, we recorded no equity earnings related to this investment during the three months ended March 29, 2014, while equity earnings related to this investment totaled $9.2 during the three months ended March 30, 2013.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations.

We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2014 are March 29, June 28 and September 27, compared to the respective March 30, June 29 and September 28, 2013 dates. We had one less day in the first quarter of 2014 and will have one more day in the fourth quarter of 2014 than in the respective 2013 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to guidance to resolve the diversity in practice relating to a parent entity’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of foreign subsidiaries or groups of assets. The amendment requires that any CTA related to the parent entity’s investment in a foreign entity be released into earnings when a sale or transfer of the foreign subsidiary or group of assets results in the complete or substantially complete liquidation of the foreign entity. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013, and shall be applied prospectively. We adopted this guidance on January 1, 2014, with no material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued an amendment to guidance to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively, a “carryforward”) exists. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for the carryforward, except to the extent (i) the carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose.  In these cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment applies to all entities that have unrecognized tax benefits when a carryforward exists at the reporting date. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013 and must be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We adopted this guidance on January 1, 2014, with no material impact on our condensed consolidated financial statements.

In April 2014, the FASB issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements.  Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  We have not yet adopted this guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

(3)                                 DISCONTINUED OPERATIONS

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

TPS — Sold for cash consideration of $38.5 and a promissory note of $4.0 during the first quarter of 2014, resulting in a gain, net of taxes, of $21.5. The promissory note is payable in full by the buyer on or before February 28, 2016.

Dielectric — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 during the first quarter of 2013, with such loss related primarily to severance costs and asset impairment charges. During the third and fourth quarters of 2013, we recorded an aggregate gain, net of taxes, of $3.4 associated primarily with the sale of a perpetual license related to certain of the business’s intangible assets. Proceeds from the sale of the perpetual license totaled $6.9.

In addition to the businesses discussed above, we recognized net losses of $0.5 and $3.1 during the three months ended March 29, 2014 and March 30, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

As of March 29, 2014, there were three businesses remaining in discontinued operations. We are actively pursuing the divestiture of these businesses and anticipate that these divestitures will be completed during 2014.

For the first three months of 2014 and 2013, income (loss) from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 29,	March 30,
	2014	2013
Income (loss) from discontinued operations	$34.5	$(2.6)
Income tax provision	(13.1)	(2.0)
Income (loss) from discontinued operations, net of tax	$21.4	$(4.6)

For the first three months of 2014 and 2013, results of operations for discontinued operations were as follows:

	Three months ended
	March 29,	March 30,
	2014	2013
Revenues	$33.7	$47.4
Pre-tax income (loss)	0.6	(0.1)

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are shown below:

	March 29,	December 31,
	2014	2013
Assets:
Accounts receivable, net	$18.2	$22.8
Inventories, net	35.2	37.6
Other current assets	1.0	1.2
Property, plant and equipment, net	14.6	16.3
Goodwill and intangibles, net	66.4	70.4
Assets of discontinued operations	$135.4	$148.3

Liabilities:
Accounts payable	$12.2	$13.3
Accrued expenses	11.1	18.6
Liabilities of discontinued operations	$23.3	$31.9

On April 10, 2014, we sold our SPX Precision Components business for cash proceeds of $62.4. Any gain or loss associated with this transaction is not expected to be significant.

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

The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense/income, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments were as follows:

	Three months ended
	March 29,	March 30,
	2014	2013
Revenues: (1)
Flow Technology reportable segment	$616.7	$613.0
Thermal Equipment and Services reportable segment	279.6	305.1
Industrial Products and Services and Other	173.1	172.4
Total revenues	$1,069.4	$1,090.5

Income:
Flow Technology reportable segment	$66.2	$55.0
Thermal Equipment and Services reportable segment	9.2	1.7
Industrial Products and Services and Other	22.4	22.6
Total income for reportable and other operating segments	97.8	79.3

Corporate expense	(28.5)	(30.9)
Pension and postretirement (expense) income	(19.8)	4.3
Stock-based compensation expense	(24.7)	(20.3)
Impairment of intangible assets	—	(2.0)
Special charges, net	(9.7)	(0.4)

Consolidated operating income	$15.1	$30.0

(1)                       Under the percentage of completion method, we recognized revenues of $274.2 and $342.7 in the three months ended March 29, 2014 and March 30, 2013, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $284.5 and $285.3 as of March 29, 2014 and December 31, 2013, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $234.9 and $218.4 as of March 29, 2014 and December 31, 2013, respectively, and are reported as a component of “Accrued expenses” in the condensed consolidated balance sheets.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three months ended March 29, 2014 and March 30, 2013 are described in more detail below:

	Three months ended
	March 29,	March 30,
	2014	2013
Flow Technology reportable segment	$8.9	$(0.6)
Thermal Equipment and Services reportable segment	0.1	0.5
Industrial Products and Services and Other	0.1	—
Corporate	0.6	0.5
Total	$9.7	$0.4

Flow Technology reportable segment — Charges for the three months ended March 29, 2014 related primarily to severance and other costs associated with (i) restructuring initiatives at various Flow locations in Europe and (ii) the continuing operational realignment of the segment structure. These actions were taken primarily to reduce the cost base of Clyde Union, as we continue to integrate the business into our Flow Technology reportable segment, and to further align the segment’s operational structure to its key end markets. The credit for the three months ended March 30, 2013 related primarily to a revision of the accruals for certain 2012 restructuring initiatives.

Thermal Equipment and Services reportable segment — Charges for the three months ended March 29, 2014 related primarily to costs associated with finalizing 2013 restructuring initiatives in Germany. Charges for the three months ended March 30, 2013 related primarily to costs associated with finalizing restructuring initiatives at various locations in China and Europe that commenced in 2012.

Industrial Products and Services and Other — Charges for the three months ended March 29, 2014 related primarily to costs associated with the completion of a restructuring initiative that commenced in 2013.

Corporate — Charges for the three months ended March 29, 2014 related primarily to costs associated with our initial efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013. Charges for the three months ended March 30, 2013 related primarily to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

Expected charges still to be incurred under actions approved as of March 29, 2014 are approximately $2.0.

The following is an analysis of our restructuring liabilities for the three months ended March 29, 2014 and March 30,

2013:

	Three months ended
	March 29,	March 30,
	2014	2013
Balance at beginning of period	$19.0	$16.4
Special charges (1)	9.7	(0.2)
Utilization — cash (2)	(9.5)	(6.6)
Currency translation adjustment and other	0.4	(0.1)
Balance at end of period	$19.6	$9.5

(1)                                 The three months ended March 30, 2013 included $0.6 of non-cash charges that did not impact the restructuring liability.

(2)                                 The three months ended March 29, 2014 included $0.4 of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories, net, were as follows:

	March 29,	December 31,
	2014	2013
Finished goods	$161.8	$147.5
Work in process	168.6	165.0
Raw materials and purchased parts	237.8	210.6
Total FIFO cost	568.2	523.1
Excess of FIFO cost over LIFO inventory value	(20.4)	(20.9)
Total inventories, net	$547.8	$502.2

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 19% of total inventory at March 29, 2014 and December 31, 2013. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		resulting from		currency
	December 31,	business		translation	March 29,
	2013	combinations	Impairments	and other	2014
Flow Technology reportable segment
Gross goodwill	$1,120.2	$—	$—	$3.2	$1,123.4
Accumulated impairments	—	—	—	—	—
Goodwill	1,120.2	—	—	3.2	1,123.4

Thermal Equipment and Services reportable segment
Gross goodwill	570.0	—	—	5.1	575.1
Accumulated impairments	(399.5)	—	—	(4.5)	(404.0)
Goodwill	170.5	—	—	0.6	171.1

Industrial Products and Services and Other
Gross goodwill	366.8	—	—	0.8	367.6
Accumulated impairments	(140.5)	—	—	(0.6)	(141.1)
Goodwill	226.3	—	—	0.2	226.5

Total
Gross goodwill	2,057.0	—	—	9.1	2,066.1
Accumulated impairments	(540.0)	—	—	(5.1)	(545.1)
Goodwill	$1,517.0	$—	$—	$4.0	$1,521.0

Other Intangibles

Identifiable intangible assets were as follows:

	March 29, 2014			December 31, 2013
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	value	amortization	value	value	amortization	value
Intangible assets with determinable lives:
Patents	$11.4	$(8.5)	$2.9	$11.5	$(8.3)	$3.2
Technology	198.1	(55.9)	142.2	196.3	(52.4)	143.9
Customer relationships	414.6	(84.1)	330.5	412.0	(78.6)	333.4
Other	30.4	(18.6)	11.8	31.0	(18.6)	12.4
	654.5	(167.1)	487.4	650.8	(157.9)	492.9
Trademarks with indefinite lives	433.7	—	433.7	431.8	—	431.8
Total	$1,088.2	$(167.1)	$921.1	$1,082.6	$(157.9)	$924.7

At March 29, 2014, the net carrying value of intangible assets with determinable lives was $433.4 in the Flow Technology reportable segment, $46.1 in the Thermal Equipment and Services reportable segment and $7.9 in Industrial Products and Services and Other. At March 29, 2014, trademarks with indefinite lives were $288.7 in the Flow Technology reportable segment, $126.4 in the Thermal Equipment and Services reportable segment and $18.6 in Industrial Products and Services and Other.

We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates. Such indication may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions.

No impairment charges were recorded in the first quarter of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union. Other changes in the gross carrying value of trademarks and other identifiable intangible assets relate primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 29,	March 30,
	2014	2013
Balance at beginning of period	$54.8	$59.7
Provisions	5.8	7.2
Usage	(7.3)	(9.8)
Balance at end of period	53.3	57.1
Less: Current portion of warranty	41.4	47.0
Non-current portion of warranty	$11.9	$10.1

(9)                                 EMPLOYEE BENEFIT PLANS

During a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees under the SPX U.S. Pension Plan (the “Plan”) a voluntary lump-sum payment option in lieu of a future pension benefit under the Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during March 2014 and resulted in a settlement charge of $4.6 being reflected in net periodic pension benefit expense for the first quarter of 2014. In addition, in connection with this lump-sum payment action, we remeasured the assets and liabilities of the Plan as of March 29, 2014, which resulted in a charge to net periodic pension benefit expense of $14.8 for the three months then ended.

In addition to the above losses, net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended
	March 29,	March 30,
	2014	2013
Service cost	$1.8	$1.8
Interest cost	6.7	12.0
Expected return on plan assets	(5.5)	(18.7)
Settlement charges, net (1)	0.5	—
Recognized net actuarial loss (2)	14.8	—
Total net periodic pension benefit expense (income)	$18.3	$(4.9)

(1)                                 Consists of the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.1 reduction to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

(2)                                 Represents the actuarial loss resulting from the remeasurement of the assets and obligations of the Plan which was required in connection with the lump-sum payment action noted above.

Foreign Pension Plans

	Three months ended
	March 29,	March 30,
	2014	2013
Service cost	$0.7	$0.7
Interest cost	3.5	3.3
Expected return on plan assets	(4.3)	(4.4)
Total net periodic pension benefit income	(0.1)	(0.4)
Less: Net periodic pension benefit income of discontinued operations	(0.2)	(0.1)
Net periodic pension benefit expense (income) of continuing operations	$0.1	$(0.3)

Postretirement Plans

	Three months ended
	March 29,	March 30,
	2014	2013
Service cost	$0.1	$0.1
Interest cost	1.3	1.2
Amortization of unrecognized prior service credits	—	(0.4)
Net periodic postretirement benefit expense	$1.4	$0.9

Employer Contributions

During the first quarter of 2014, we made contributions to our domestic and foreign pension plans of approximately $0.9, of which $0.8 related to businesses that have been disposed of and had been classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 29, 2014:

	December 31,				March 29,
	2013	Borrowings	Repayments	Other (5)	2014
Term loan (1)	$475.0	$—	$—	$—	$475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	100.6	8.6	(62.5)	4.9	51.6
Total debt	1,675.6	$8.6	$(562.5)	$4.9	1,126.6
Less: Short-term debt	26.9				35.3
Less: Current maturities of long-term debt	558.7				2.4
Total long-term debt	$1,090.0				$1,088.9

(1)                                 The term loan of $475.0 is repayable in quarterly installments (with aggregate repayments, as a percentage of the initial principal amount of $475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 21, 2014, of 5.0% annually, beginning with the first fiscal quarter of 2015), with the remaining balance repayable in full on December 23, 2018.

(2)                                 On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” during the first quarter of 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(3)                                 Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At March 29, 2014, we had $55.2 of available borrowing capacity under this facility.

(4)                                 Primarily included capital lease obligations of $16.3 and $73.0 and balances under purchase card programs of $29.8 and $25.4 at March 29, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(5)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2013 Annual Report on Form 10-K.

At March 29, 2014, we had $53.6 and $674.7, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $7.3 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.9% at March 29, 2014.

At March 29, 2014, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2013 Annual Report on Form 10-K.

(11)                          FINANCIAL INSTRUMENTS

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, South African Rand, Chinese Yuan and Great Britain Pound.

From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income, net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $193.2 and $191.3 outstanding as of March 29, 2014 and December 31, 2013, respectively, with substantially all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $141.8 and $145.8 at March 29, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.0 as of March 29, 2014 and December 31, 2013. We anticipate reclassifying the unrealized loss as of March 29, 2014 to income over the next 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 29, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 4.8 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 29, 2014 and December 31, 2013, the fair value of these contracts was $0.9 (current liability) and $0.4 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.5) and $0.2 as of March 29, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of March 29, 2014 to income over the next 12 months.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at March 29, 2014 and December 31, 2013, respectively:

	March 29, 2014			December 31, 2013
	Gross assets	Gross liabilities	Net assets / liabilities	Gross assets	Gross liabilities	Net assets / liabilities

FX forward contracts:
Counterparty A	$0.6	$(0.1)	$0.5	$0.7	$(0.1)	$0.6
Counterparty B	0.2	—	0.2	0.1	(0.4)	(0.3)
Aggregate of other counterparties	0.2	(0.1)	0.1	0.3	—	0.3
Totals (1)	$1.0	$(0.2)	$0.8	$1.1	$(0.5)	$0.6

Commodity contracts:
Counterparty A (2)	$—	$(0.9)	$(0.9)	$0.4	$—	$0.4

(1)                       We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets are as follows:

	March 29,	December 31,
	2014	2013
Designated as hedging instruments:
Other current assets	$0.2	$0.3
Accrued expenses	—	—
	0.2	0.3

Not designated as hedging instruments:
Other current assets	1.1	0.6
Accrued expenses	(0.5)	(0.3)
	0.6	0.3
Net fair value of FX forward contracts	$0.8	$0.6

(2)                       Related contracts are designated as hedging instruments. Net amounts at March 29, 2014 and December 31, 2013 are recorded in “Accrued expenses” and “Other current assets,” respectively.

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of March 29, 2014 and December 31, 2013:

	March 29,	December 31,
Balance Sheet Classification	2014	2013
Other current assets	$0.6	$0.7
Accrued expenses	(6.7)	(6.5)
Other long-term liabilities	(1.5)	(2.1)
	$(7.6)	$(7.9)

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three months ended March 29, 2014 and March 30, 2013:

	Three months ended
	March 29,	March 30,
	2014	2013
FX forward contracts	$0.3	$6.9
Commodity contracts	(1.3)	(1.0)
	$(1.0)	$5.9

The following summarizes the pre-tax loss related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through “Revenues” for FX forward contracts and “Cost of products sold” for commodity contracts for the three months ended March 29, 2014 and March 30, 2013:

	Three months ended
	March 29,	March 30,
	2014	2013
FX forward contracts	$—	$(0.6)
Commodity contracts	(0.1)	—
	$(0.1)	$(0.6)

The following summarizes the gain (loss) recognized in “Other income, net” for the three months ended March 29, 2014 and March 30, 2013 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended
	March 29,	March 30,
	2014	2013
FX forward contracts	$0.4	$(3.0)
FX embedded derivatives	(2.2)	3.1
	$(1.8)	$0.1

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Income Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 29,	March 30,
	2014	2013
Weighted-average number of common shares used in basic income per share	44.236	46.418
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.846	1.032
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.082	47.450

There were no stock options outstanding during the three months ended March 29, 2014. All stock options outstanding were included in the computation of diluted income per share during the three months ended March 30, 2013.

All unvested restricted stock shares and restricted stock units were included in the computation of diluted income per share at March 29, 2014 because required market thresholds for vesting (as discussed in our 2013 Annual Report on Form 10-K) were met. The total number of unvested restricted stock shares and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting were not met was 0.225 at March 30, 2013.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, or to non-employee directors under the 2006 Non-Employee Director’s Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2013 Annual Report on Form 10-K.

Compensation expense within income from continuing operations related to restricted stock shares and restricted stock units totaled $24.7 and $20.3 for the three months ended March 29, 2014 and March 30, 2013, respectively, with a related tax benefit of $8.9 and $7.3 for the three months ended March 29, 2014 and March 30, 2013, respectively.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. We used the following assumptions to determine the fair value of the awards granted on the dates indicated below:

				Correlation between total
	Annual expected			shareholder return for SPX
	stock price	Annual expected	Risk-free	and the applicable S&P
	volatility	dividend yield	interest rate	Composite Index
January 2, 2014:
SPX Corporation	33.7%	1.02%	0.76%	0.7631
S&P Composite 1500 Industrials Index	19.9%	n/a	0.76%
April 1, 2013:
SPX Corporation	35.5%	1.29%	0.33%	0.7668
S&P Composite 1500 Industrials Index	21.2%	n/a	0.33%
January 2, 2013:
SPX Corporation	36.3%	1.42%	0.37%	0.7778
S&P Composite 1500 Industrials Index	22.4%	n/a	0.37%

Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

Restricted Stock Share and Restricted Stock Unit Awards

The following table summarizes the restricted stock share and restricted stock unit activity from December 31, 2013 through March 29, 2014:

		Weighted-Average
	Unvested Restricted Stock Shares	Grant-Date Fair
	and Restricted Stock Units	Value Per Share
Outstanding at December 31, 2013	1.537	$58.39
Granted	0.510	86.70
Vested	(0.537)	58.57
Forfeited	(0.226)	62.15
Outstanding at March 29, 2014	1.284	68.78

As of March 29, 2014, there was $38.7 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.3 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 29, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(2.0)	(0.8)	3.8	0.2	1.2
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	5.0	4.8
Current-period other comprehensive income (loss)	(2.0)	(0.7)	3.5	5.2	6.0
Balance at end of period	$294.8	$(1.5)	$(0.2)	$0.4	$293.5

(1)                       Net of tax benefit of $1.2 and $1.0 as of March 29, 2014 and December 31, 2013, respectively.

(2)                       Net of tax (provision) benefit of $(0.1) and $2.2 as of March 29, 2014 and December 31, 2013, respectively. The balance as of December 31, 2013 primarily includes $(5.0), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013. In connection with the sale of our interest in EGS during the first quarter of 2014, as described in Note 1, we recognized our share of the pension liability adjustment for EGS as a component of the gain on sale of our investment interest.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 30, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$293.8	$(3.3)	$(3.1)	$(2.6)	$284.8
Other comprehensive income (loss) before reclassifications	(87.2)	3.6	(0.5)	(1.2)	(85.3)
Amounts reclassified from accumulated other comprehensive income	—	0.4	—	(0.3)	0.1
Current-period other comprehensive income (loss)	(87.2)	4.0	(0.5)	(1.5)	(85.2)
Balance at end of period	$206.6	$0.7	$(3.6)	$(4.1)	$199.6

(1)                       Net of tax benefit of $2.5 as of December 31, 2012.

(2)                       Net of tax benefit of $1.8 and $1.2 as of March 30, 2013 and December 31, 2012, respectively. Includes $(5.0) and $(3.8) related to our share of the pension liability adjustment for EGS as of March 30, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the three months ended March 29, 2014 and March 30, 2013:

	Amount Reclassified from AOCI
	Three months ended		Affected Line Item in the Condensed
	March 29, 2014	March 30, 2013	Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.1	$—	Cost of products sold
FX forward contracts	—	0.6	Revenues
Pre-tax	0.1	0.6
Income taxes	—	(0.2)
	$0.1	$0.4

Gain on available-for-sale securities	$0.3	$—	Other income, net

Losses (gains) on pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$7.4	$—	Other income, net
Amortization of unrecognized prior service credits	—	(0.4)	Selling, general and administrative
Pre-tax	7.4	(0.4)
Income taxes	(2.4)	0.1
	$5.0	$(0.3)

Common Stock in Treasury

On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors.  During the first quarter of 2014, we repurchased 1.316 shares of our common stock for $134.3 under this trading plan.  We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013.

During the first quarter of 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases under a trading plan that we entered into during 2012. In addition, we repurchased 0.333 shares of our common stock on the open market for $27.0 during the first quarter of 2013.

During the three months ended March 29, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.0 and increased by $7.9 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the three months ended March 30, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $13.6 and increased by $9.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

On February 10, 2014, we effected a dividend increase effective with the first quarterly dividend payment of 2014. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly. The dividends declared during the first quarters of 2014 and 2013 totaled $16.3 and $11.4, respectively. We paid first quarter dividends on April 2, 2014 and April 2, 2013.

Changes in Equity

A summary of the changes in equity for the three months ended March 29, 2014 and March 30, 2013 is provided below:

	March 29, 2014			March 30, 2013
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,158.0	$14.0	$2,172.0	$2,224.2	$11.3	$2,235.5
Net income (loss)	318.2	(0.4)	317.8	8.7	1.3	10.0
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.2 and $(2.5) for the three months ended March 29, 2014 and March 30, 2013, respectively	(0.7)	—	(0.7)	4.0	—	4.0
Net unrealized gains (losses) on available-for-sale securities	3.5	—	3.5	(0.5)	—	(0.5)
Pension liability adjustment, net of tax (provision) benefit of $(2.3) and $0.7 for the three months ended March 29, 2014 and March 30, 2013, respectively	5.2	—	5.2	(1.5)	—	(1.5)
Foreign currency translation adjustments	(2.0)	(0.1)	(2.1)	(87.2)	(0.6)	(87.8)
Total comprehensive income (loss), net	324.2	(0.5)	323.7	(76.5)	0.7	(75.8)
Dividends declared	(16.3)	—	(16.3)	(11.4)	—	(11.4)
Exercise of stock options and other incentive plan activity, including related tax benefit of $8.8 and $5.8 for the three months ended March 29, 2014 and March 30, 2013, respectively	13.6	—	13.6	10.1	—	10.1
Amortization of restricted stock and restricted stock unit grants	24.7	—	24.7	20.3	—	20.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	(20.3)	—	(20.3)	(20.5)	—	(20.5)
Common stock repurchases	(134.3)	—	(134.3)	(131.4)	—	(131.4)
Other changes in noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Equity, end of period	$2,349.6	$13.5	$2,363.1	$2,014.8	$11.8	$2,026.6

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $611.4 (including $566.6 for risk management matters) and $610.1 (including $565.0 for risk management matters) at March 29, 2014 and December 31, 2013, respectively. Of these amounts, $561.4 and $561.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 29, 2014 and December 31, 2013, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $496.7 at March 29, 2014 and December 31, 2013, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. At March 29, 2014, we had liabilities for site investigation and/or remediation at 91 sites (94 sites at December 31, 2013) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to revise an estimate once it becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

In the case of contamination at offsite, third-party disposal sites, as of March 29, 2014, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 25 sites (23 sites at December 31, 2013) at which the liability has not been settled, of which 6 sites (6 sites at December 31, 2013) have been active in the past few years.  These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

In our opinion, after considering accruals established for such purposes, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of March 29, 2014, our share of the aggregate contract value on open consortium arrangements was $142.3 (of which approximately 88% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $447.9. As of December 31, 2013, our share of the aggregate contract value on open consortium arrangements was $139.3 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $433.8. At March 29, 2014 and December 31, 2013, we recorded liabilities of $0.7 and $1.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Unrecognized Tax Benefits

As of March 29, 2014, we had gross unrecognized tax benefits of $119.3 (net unrecognized tax benefits of $78.1), of which $77.5, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 29, 2014, gross accrued interest excluded from the amounts above totaled $13.3 (net accrued interest of $9.3). Penalties excluded from the amounts above were $7.1 as of March 29, 2014.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $50.0 to $60.0. The previously unrecognized tax benefits relate to a variety of tax issues, including tax matters relating to deemed income inclusions, transfer pricing, and various state matters.

Other Tax Matters

For the three months ended March 29, 2014, we recorded an income tax provision of $159.7 on $456.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.0%.  This compares to an income tax benefit for the three months ended March 30, 2013 of $0.4 on $14.2 of pre-tax income from continuing operations, resulting in an effective tax rate of (2.8)%. The most significant item impacting the effective tax rate for the first quarter of 2014 was the U.S. income taxes that were provided in connection with the $491.2 gain that was recorded during the quarter on the sale of our interest in EGS. The effective tax rate for the first quarter of 2013 was impacted favorably by income tax benefits of (i) $3.2 associated with the Research and Experimentation Credit generated in 2012 and (ii) $2.0 related to various foreign tax credits.

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

Our federal income tax returns for the 2008 through 2012 tax years are subject to examination. The IRS is currently auditing the 2008 to 2011 tax return years. With regard to all open tax years, we believe any contingencies are adequately provided for.

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

There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis.  There were no transfers between the three levels of the fair value hierarchy for the three months ended March 29, 2014 and March 30, 2013.

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

As of March 29, 2014, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Our available-for-sale securities include equity investments traded in active international markets. They are measured at fair value using closing stock prices from active markets and are classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $5.3 and $3.0 at March 29, 2014 and December 31, 2013, respectively.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At March 29, 2014 and December 31, 2013, these assets had a fair value of $3.0 and $1.4, respectively, which are estimated using various valuation models, including the Monte Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 29, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives and FX forward contracts	$—	$1.9	$—
Other assets — Investments in equity securities	5.3	—	3.0
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	8.1	—
Other long-term liabilities — FX embedded derivatives	—	1.5	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.0	$—
Other assets — Investments in equity securities	3.0	—	1.4
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.1	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 29, 2014 and March 30, 2013, including net unrealized gains (losses) recorded to “Other income, net.”

	Three months ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$1.4	$7.5
Unrealized gains (losses) recorded to earnings	1.6	(0.2)
Balance at end of period	$3.0	$7.3

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of March 29, 2014 and December 31, 2013 were as follows:

	March 29, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$600.0	$681.8	$1,100.0	$1,214.3
Term loan	475.0	475.0	475.0	475.0
Other indebtedness	35.3	35.3	27.6	27.6

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

•                  The fair value of our other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of March 29, 2014, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three months ended March 29, 2014 decreased by 1.9% when compared to the same period in 2013, reflecting the expected reduction in revenue associated with our large power projects in South Africa. Despite the decrease in revenues, income associated with our reportable and other operating segments increased approximately 23% to $97.8 during the three months ended March 29, 2014 from $79.3 during the three months ended March 30, 2013, primarily as a result of (i) cost reductions associated with restructuring actions completed in 2013 and (ii) an increase in aftermarket and service revenues, which typically carry higher profit margins.

Cash flows used in continuing operations totaled $59.3 during the first three months of 2014, compared to $51.3 in the first three months of 2013.

Other items of note that impacted our financial performance during the first three months of 2014 were as follows:

•                  Sale of joint venture interest — On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income, net” during the first quarter of 2014.

•                  Redemption of senior notes — On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6.  As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” during the first quarter of 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9.

•                  Pension plan actions — During a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees under the SPX U.S. Pension Plan (the “Plan”) a voluntary lump-sum payment option in lieu of a future pension benefit under the Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during March 2014 and resulted in a settlement charge of $4.6 being reflected in net periodic pension benefit expense for the first quarter of 2014. In addition, and in connection with the lump-sum payment action, we remeasured the assets and liabilities of the Plan as of March 29, 2014, which resulted in a charge to net periodic pension benefit expense of $14.8 for the three months then ended. Lastly, we reduced net periodic pension benefit expense by $4.1 during the first quarter of 2014 as a result of a reduction to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

•                  Share repurchases — We repurchased a total of 1.316 shares of our common stock under a Rule 10b5-1 trading plan for $134.3.

•                  Discontinued operations — On February 28, 2014, we completed the sale of Thermal Product Solutions for cash proceeds of $38.5 and a promissory note of $4.0. We have reported TPS, for all periods presented, as a discontinued operation in our condensed consolidated financial statements. In connection with the sale, we recorded a gain, net of taxes, of $21.5 to “Gain (loss) on disposition of discontinued operations, net of tax” during the first quarter of 2014.

•                  Special charges — During the three months ended March 29, 2014, we recorded $9.7 to “Special charges, net,” primarily related to restructuring actions in our Flow Technology reportable segment.

Lastly, on April 10, 2014, we sold our SPX Precision Components business for cash proceeds of $62.4. Any gain or loss associated with this transaction is not expected to be significant.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2014 are March 29, June 28 and September 27, compared to the respective March 30, June 29 and September 28, 2013 dates. We had one less day in the first quarter of 2014 and will have one more day in the fourth quarter of 2014 than in the respective 2013 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Demand in the oil and gas aftermarket is typically stronger in the second half of the year. Our heating and ventilation products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers, food and beverage systems and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations in our financial performance from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

The following table provides selected financial information for the three months ended March 29, 2014 and March 30, 2013, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Three months ended
	March 29,	March 30,
	2014	2013	% Change
Revenues	$1,069.4	$1,090.5	(1.9)
Gross profit	298.7	293.1	1.9
% of revenues	27.9%	26.9%
Selling, general and administrative expense	265.6	252.7	5.1
% of revenues	24.8%	23.2%
Intangible amortization	8.3	8.0	3.8
Impairment of intangible assets	—	2.0		*
Special charges, net	9.7	0.4		*
Other income, net	490.6	2.2		*
Interest expense, net	(17.1)	(27.1)	(36.9)
Loss on early extinguishment of debt	(32.5)	—		*
Equity earnings in joint ventures	—	9.1		*
Income from continuing operations before income taxes	456.1	14.2		*
Income tax (provision) benefit	(159.7)	0.4		*
Income from continuing operations	296.4	14.6		*

Components of consolidated revenue decline:
Organic decline			(2.0)
Foreign currency			0.1
Net revenue decline			(1.9)

*                                   Not meaningful for comparison purposes.

Revenues — For the three months ended March 29, 2014, the decrease in revenues, compared to the respective 2013 period, was due primarily to a decline in organic revenues. The decline in organic revenues was attributable primarily to declines within our Thermal Equipment and Services reportable segment (see “Results of Reportable Segments and Other Operating Segments” for additional details).

Gross Profit — The increase in gross profit and gross profit as a percentage of revenue for the three months ended March 29, 2014, compared to the respective period in 2013, was primarily the result of cost reductions from restructuring actions completed in 2013 and an increase in aftermarket and service revenues, which typically carry higher profit margins.

Selling, General and Administrative (“SG&A”) expenses — For the three months ended March 29, 2014, the increase in SG&A expense, when compared to the respective period in 2013, was due primarily to an increase in pension and postretirement expense of $22.5 related to the completion of the lump-sum payment action during the period (overall increase in pension and postretirement expense of $24.1, with $1.6 of the increase reflected in cost of goods sold) and an increase in stock-based compensation expense of $4.4, partially offset by cost reductions from restructuring actions completed in 2013 and a reduction in corporate expenses of $2.4. See “Results of Reportable Segments and Other Operating Segments — Corporate and Other Expenses” for further information.

Intangible Amortization — For the three months ended March 29, 2014, the increase in intangible amortization was due to the impact of foreign currency translation.

Impairment of Intangible Assets — During the three months ended March 30, 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2014 and 2013.

Other Income, net — Other income, net, for the three months ended March 29, 2014 was composed primarily of the gain on sale of our investment interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $3.5 and gains on foreign currency forward contracts (“FX forward contracts”) of $0.4, partially offset by losses on currency forward embedded derivatives (“FX embedded derivatives”) of $2.2 and foreign currency transaction losses of $2.2.

Other income, net, for the three months ended March 30, 2013 was composed primarily of gains on FX embedded derivatives of $3.1 and investment earnings of $2.1, partially offset by losses on FX forward contracts of $3.0.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended March 29, 2014, when compared to the same period in 2013, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower levels of other indebtedness during the first quarter of 2014 compared to the first quarter of 2013, as well as lower average interest rates and fees related to our senior credit facilities. Refer to the discussion of Liquidity and Financial Condition in our 2013 Annual Report on Form 10-K for details pertaining to our 2013 debt activity.

Loss on Early Extinguishment of Debt — As previously noted, on February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during the first quarter of 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9.

Equity Earnings in Joint Ventures — Our equity earnings in joint ventures were attributable primarily to our investment in EGS. As previously noted, we completed the sale of our investment interest in EGS on January 7, 2014. Accordingly, we recognized no equity earnings from this joint venture during the three months ended March 29, 2014. Our equity earnings from this investment totaled $9.2 during the three months ended March 30, 2013. See Note 1 to our condensed consolidated financial statements for further discussion regarding the sale of our EGS interest.

Income Tax (Provision) Benefit — For the three months ended March 29, 2014, we recorded an income tax provision of $159.7 on $456.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.0%. This compares to an income tax benefit for the three months ended March 30, 2013 of $0.4 on $14.2 of pre-tax income from continuing operations, resulting in an effective tax rate of (2.8)%. The most significant item impacting the effective tax rate for the first quarter of 2014 was the U.S. income taxes that were provided in connection with the $491.2 gain that was recorded during the quarter on the sale of our interest in EGS. The effective tax rate for the first quarter of 2013 was impacted favorably by income tax benefits of (i) $3.2 associated with the Research and Experimentation Credit generated in 2012 and (ii) $2.0 related to various foreign tax credits.

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

TPS — Sold for cash consideration of $38.5 and a promissory note of $4.0 during the first quarter of 2014, resulting in a gain, net of taxes, of $21.5. The promissory note is payable in full by the buyer on or before February 28, 2016.

Dielectric — We sold assets of the business during the second quarter of 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.

Kayex — We closed the business during the first quarter of 2013. In connection with the closure, we recorded a loss, net of taxes, of $2.1 during the first quarter of 2013, with such loss related primarily to severance costs and asset impairment charges. During the third and fourth quarters of 2013, we recorded an aggregate gain, net of taxes, of $3.4 associated primarily with the sale of a perpetual license related to certain of the business’s intangible assets. Proceeds from the sale of the perpetual license totaled $6.9.

In addition to the businesses discussed above, we recognized net losses of $0.5 and $3.1 during the three months ended March 29, 2014 and March 30, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

As of March 29, 2014, there were three businesses remaining in discontinued operations. We are actively pursuing the divestiture of these businesses and anticipate that these divestitures will be completed during 2014.

For the first three months of 2014 and 2013, income (loss) from discontinued operations and the related income taxes were as follows:

	Three months ended
	March 29,	March 30,
	2014	2013
Income (loss) from discontinued operations	$34.5	$(2.6)
Income tax provision	(13.1)	(2.0)
Income (loss) from discontinued operations, net of tax	$21.4	$(4.6)

For the first three months of 2014 and 2013, results of operations for discontinued operations were as follows:

	Three months ended
	March 29,	March 30,
	2014	2013
Revenues	$33.7	$47.4
Pre-tax income (loss)	0.6	(0.1)

On April 10, 2014, we sold our SPX Precision Components business for cash proceeds of $62.4. Any gain or loss associated with this transaction is not expected to be significant.

RESULTS OF REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 4 to the condensed consolidated financial statements for a description of each of our reportable and other operating segments.

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

Flow Technology Reportable Segment

	Three months ended
	March 29,	March 30,
	2014	2013	% Change
Revenues	$616.7	$613.0	0.6
Income	66.2	55.0	20.4
% of revenues	10.7%	9.0%
Components of revenue growth:
Organic decline			(0.6)
Foreign currency			1.2
Net revenue growth			0.6

Revenues — For the three months ended March 29, 2014, the increase in revenues, compared to the respective 2013 period, was due to benefits from currency translation during the period, partially offset by a modest organic decline. The decline in organic revenue was due primarily to lower sales of original equipment oil and gas pumps resulting from increased discipline in order acceptance. This decline was largely offset by an increase in sales of power and energy valves, food and beverage equipment, industrial flow components and sales into the oil and gas aftermarket.

The segment had backlog of $1,393.2 and $1,387.4 as of March 29, 2014 and December 31, 2013, respectively. Approximately 77% of the segment’s backlog as of March 29, 2014 is expected to be recognized as revenue during the remainder of 2014.

Income — For the three months ended March 29, 2014, income and margin increased, compared to the respective 2013 period, due to cost reductions associated with restructuring initiatives completed in 2013 and the increased aftermarket revenues described above, which typically carry higher profit margins.

Thermal Equipment and Services Reportable Segment

	Three months ended
	March 29,	March 30,
	2014	2013	% Change
Revenues	$279.6	$305.1	(8.4)
Income	9.2	1.7	441.2
% of revenues	3.3%	0.6%
Components of revenue decline:
Organic decline			(5.8)
Foreign currency			(2.6)
Net revenue decline			(8.4)

Revenues — For the three months ended March 29, 2014, the decrease in revenues, compared to the respective 2013 period, was due to an organic revenue decline and the impact from the weakening of the South African Rand during the period. The organic revenue decline was due primarily to the expected reduction in revenue associated with the large power projects in South Africa.

The segment had backlog of $673.7 and $675.4 as of March 29, 2014 and December 31, 2013, respectively. Approximately 66% of the segment’s backlog as of March 29, 2014 is expected to be recognized as revenue during the remainder of 2014. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of March 29, 2014 and December 31, 2013 exclude approximately $90.0 and $100.0, respectively, of estimated price increases related to cost inflation on our large power projects in South Africa.

Income — For the three months ended March 29, 2014, income and margin increased, compared to the respective 2013 period, due to cost reductions associated with restructuring actions completed in 2013 and improved operating execution.

Industrial Products and Services and Other

	Three months ended
	March 29,	March 30,
	2014	2013	% Change
Revenues	$173.1	$172.4	0.4
Income	22.4	22.6	(0.9)
% of revenues	12.9%	13.1%
Components of revenue growth:
Organic decline			(0.6)
Foreign currency			1.0
Net revenue growth			0.4

Revenues — For the three months ended March 29, 2014, the increase in revenues, compared to the respective 2013 period, was due to benefits from currency translation. Organic revenues were generally consistent with the prior year; however, severe winter weather delayed the shipment of four large power transformers, representing approximately $10.0 in revenue.

The segment had backlog of $313.1 and $284.6 as of March 29, 2014 and December 31, 2013, respectively. Approximately 89% of the segment’s backlog as of March 29, 2014 is expected to be recognized as revenue during the remainder of 2014.

Income — For the three months ended March 29, 2014, income was comparable with the prior year period, with a less favorable revenue mix resulting in a modest decline in margin.

Corporate and Other Expenses

	Three months ended
	March 29,	March 30,
	2014	2013	% Change
Total consolidated revenues	$1,069.4	$1,090.5	(1.9)
Corporate expense	28.5	30.9	(7.8)
% of revenues	2.7%	2.8%
Stock-based compensation expense	24.7	20.3	21.7
Pension and postretirement expense (income)	19.8	(4.3)	*

*                                         Not meaningful for comparison purposes.

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the three months ended March 30, 2013 included costs of $2.1 associated with earnings during that period on participant deferred compensation account balances.

Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation expense for the three months ended March 29, 2014, compared to the respective period in 2013, was due primarily to an increase in the fair value of the 2014 restricted stock and restricted stock unit awards, as the weighted-average fair value of the 2014 awards was approximately 44% higher than the 2013 awards.

Pension and Postretirement Expense (Income) — Pension and postretirement expense (income) represents our consolidated expense (income), which we do not allocate for segment reporting purposes. The net periodic benefit expense for the three months ended March 29, 2014 includes a settlement charge of $4.6 related to the premium paid to settle approximately 38%, or $165.2, of the projected benefit obligation of the SPX U.S. Pension Plan (the “Plan”) during March 2014 and a net actuarial loss of $14.8 resulting from the remeasurement of the Plan’s assets and obligations as of March 29, 2014, partially offset by a $4.1 reduction in the first quarter of 2014 to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company. Pension and postretirement expense for the first quarter of 2014 also increased, compared to the respective 2013 period, as a portion of the Plan’s assets were allocated to cash and equivalents during the first quarter of 2014 in anticipation of the lump-sum payment action that took place during March 2014 and resulted in a reduction of the expected return on the Plan’s assets. See Note 9 to our condensed consolidated financial statements for additional details on this lump-sum settlement action as well as the components of our pension and postretirement expense (income) for the first quarter of 2014 and 2013.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 29, 2014 and March 30, 2013.

Cash Flow

	Three months ended
	March 29,	March 30,
	2014	2013
Continuing operations:
Cash flows used in operating activities	$(59.3)	$(51.3)
Cash flows from (used in) investing activities	564.3	(19.1)
Cash flows used in financing activities	(742.4)	(142.4)
Cash flows from (used in) discontinued operations	37.0	(15.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(5.4)	(0.8)
Net change in cash and equivalents	$(205.8)	$(229.0)

Operating Activities — The increase in cash flows used in operating activities during the three months ended March 29, 2014, as compared to the same period in 2013, was due primarily to increased payments for incentive compensation during the first quarter of 2014, resulting from the year-over-year improvement in operating performance in fiscal year 2013 compared to fiscal year 2012.

Investing Activities — Cash flows from investing activities during the three months ended March 29, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1, as discussed in Note 1 to the condensed consolidated financial statements, partially offset by $11.3 of capital expenditures related to upgrades of manufacturing facilities and replacement of equipment. Cash flows used in investing activities during the three months ended March 30, 2013 related primarily to capital expenditures of $19.0.

Financing Activities — The increase in cash used in financing activities during the three months ended March 29, 2014, as compared to the same period in 2013, was due primarily to the redemption of all our 7.625% senior notes due in December 2014 for $530.6, as discussed in Note 10. The increase in cash used also resulted from an increase in other net repayments of debt of $49.2, related primarily to the repayment of the obligation associated with our corporate headquarters facility, and an increase in dividends paid of $11.1, as dividends declared during the fourth quarter of 2013 were paid during the three months ended March 29, 2014 while dividends declared in the fourth quarter of 2012 were paid during that quarter.

Discontinued Operations — Cash flows from discontinued operations for the three months ended March 29, 2014 included $38.5 of cash proceeds related to the sale of TPS as well as operating cash flows related primarily to TPS and certain other non-strategic businesses that we have committed to divest, while cash flows used in discontinued operations for the three months ended March 30, 2013 related primarily to the previously described businesses as well as Kayex and Dielectric.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 29, 2014. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				March 29,
	2013	Borrowings	Repayments	Other (5)	2014
Term loan (1)	$475.0	$—	$—	$—	$475.0
6.875% senior notes, maturing in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	100.6	8.6	(62.5)	4.9	51.6
Total debt	1,675.6	$8.6	$(562.5)	$4.9	1,126.6
Less: Short-term debt	26.9				35.3
Less: Current maturities of long-term debt	558.7				2.4
Total long-term debt	$1,090.0				$1,088.9

(1)           The term loan of $475.0 is repayable in quarterly installments (with aggregate repayments, as a percentage of the initial principal amount of $475.0, together with any additional borrowings of up to $100.0 available to be drawn under the facility on a delayed draw basis through June 21, 2014, of 5.0% annually, beginning with the first fiscal quarter of 2015), with the remaining balance repayable in full on December 23, 2018.

(2)           On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6.  As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” during the first quarter of 2014 which consisted of the premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(3)           Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At March 29, 2014, we had $55.2 of available borrowing capacity under this facility.

(4)           Primarily included capital lease obligations of $16.3 and $73.0 and balances under purchase card programs of $29.8 and $25.4 at March 29, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(5)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under purchase card programs allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At March 29, 2014, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At March 29, 2014, we had $446.4 of available borrowing capacity under our revolving credit facilities after giving effect to $53.6 reserved for outstanding letters of credit, and $55.2 of available borrowing capacity under our trade receivables financing arrangement. In addition, at March 29, 2014, we had $325.3 of available issuance capacity under our foreign trade facilities after giving effect to $674.7 reserved for outstanding letters of credit.

We have a shelf registration statement for 8.3 shares of common stock that may be issued for acquisitions. In addition, other financing instruments may be used from time to time including, but not limited to, private placement instruments, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

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

As of March 29, 2014, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan, South African Rand and Great Britain Pound.

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income, net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $193.2 and $191.3 outstanding as of March 29, 2014 and December 31, 2013, respectively, with substantially all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $141.8 and $145.8 at March 29, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $1.0 as of March 29, 2014 and December 31, 2013. We anticipate reclassifying the unrealized loss as of March 29, 2014 to income over the next 12 months. The net gain (loss) recorded in “Other income, net” related to FX forward contracts and FX embedded derivatives totaled $(1.8) and $0.1 during the three months ended March 29, 2014 and March 30, 2013, respectively.

The fair values of our FX forward contracts and FX embedded derivatives were as follows:

	March 29, 2014				December 31, 2013
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$1.3	$—	$(0.5)	$—	$0.9	$—	$(0.3)	$—
FX embedded derivatives	0.6	—	(6.7)	(1.5)	0.7	—	(6.5)	(2.1)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 29, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 4.8 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 29, 2014 and December 31, 2013, the fair value of these contracts was $0.9 (current liability) and $0.4 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.5) and $0.2 as of March 29, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of March 29, 2014 to income over the next 12 months.

Other Fair Value Financial Assets and Liabilities

The carrying amounts of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximate fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at March 29, 2014 for similar debt, was $1,192.1, compared to our carrying value of $1,110.3.

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

Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers’ financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.

Other Matters

Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $87.4 as of March 29, 2014. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $60.0 to $70.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2013 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2013 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2013 Annual Report on Form 10-K.

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing — We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates. Such indication may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.

Based on our annual goodwill impairment testing in 2013, we determined that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by at least 10%.

We perform our annual trademarks impairment testing during the fourth quarter or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions.

No impairment charges were recorded in the first quarter of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “target,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2013 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2013 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 29, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 29, 2014 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended March 29, 2014:

				Total number of shares	Maximum approximate dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (1)	under the plan or program (1)

1/1/14 - 1/31/14	581,680	(2)	$100.30	472,000
2/1/14 - 2/28/14	429,339	(2)	101.04	421,000
3/1/14 - 3/29/14	506,909	(2)	105.15	423,000
Total	1,517,928			1,316,000

(1)                                 On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 million of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During January, February and March of 2014, we purchased 472,000, 421,000 and 423,000 shares under the trading plan, respectively.

(2)                                 Includes the surrender to us of 109,680, 8,339 and 83,909 shares of common stock in January, February and March of 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

4.1                               First Supplemental Indenture dated as of January 23, 2014, among the Company, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

4.2                             Second Supplemental Indenture dated as of January 23, 2014, among the Company, the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

4.3                               First Supplemental Indenture dated as of January 23, 2014, among the Company, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 16, 2010, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

10.1                        Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

10.2                        Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

10.3                        Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948)

11.1                        Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 29, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (ii) Condensed Consolidated Balance Sheets at March 29, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: April 30, 2014	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: April 30, 2014	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

4.1                               First Supplemental Indenture dated as of January 23, 2014, among the Company, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

4.2                               Second Supplemental Indenture dated as of January 23, 2014, among the Company, the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

4.3                               First Supplemental Indenture dated as of January 23, 2014, among the Company, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 16, 2010, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).

10.1                        Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

10.2                        Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

10.3                        Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948)

11.1                        Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 29, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013; (ii) Condensed Consolidated Balance Sheets at March 29, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.