Form 10-Q
period 2014-06-28
SPX CORP
filed 2014-07-30
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Common shares outstanding July 25, 2014 42,561,551

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues	$1,179.7	$1,161.9	$2,249.1	$2,252.4
Costs and expenses:
Cost of products sold	839.6	831.8	1,610.3	1,629.2
Selling, general and administrative	242.2	233.1	507.8	485.8
Intangible amortization	8.3	8.2	16.6	16.2
Impairment of intangible assets	—	—	—	2.0
Special charges, net	4.5	17.8	14.2	18.2
Operating income	85.1	71.0	100.2	101.0

Other income (expense), net	(1.2)	(2.3)	489.4	(0.1)
Interest expense	(16.3)	(27.1)	(35.6)	(56.3)
Interest income	2.3	1.5	4.5	3.6
Loss on early extinguishment of debt	—	—	(32.5)	—
Equity earnings in joint ventures	0.5	10.1	0.5	19.2
Income from continuing operations before income taxes	70.4	53.2	526.5	67.4

Income tax provision	(16.9)	(14.0)	(176.6)	(13.6)
Income from continuing operations	53.5	39.2	349.9	53.8

Income from discontinued operations, net of tax	2.6	5.3	3.0	5.9
Gain (loss) on disposition of discontinued operations, net of tax	(6.1)	2.7	14.9	(2.5)
Income (loss) from discontinued operations, net of tax	(3.5)	8.0	17.9	3.4

Net income	50.0	47.2	367.8	57.2
Net income (loss) attributable to noncontrolling interests	(1.2)	2.0	(1.6)	3.3
Net income attributable to SPX Corporation common shareholders	$51.2	$45.2	$369.4	$53.9

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$54.7	$37.2	$351.5	$50.7
Income (loss) from discontinued operations, net of tax	(3.5)	8.0	17.9	3.2
Net income	$51.2	$45.2	$369.4	$53.9

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.27	$0.81	$8.05	$1.10
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.08)	0.18	0.41	0.07
Net income per share attributable to SPX Corporation common shareholders	$1.19	$0.99	$8.46	$1.17

Weighted-average number of common shares outstanding — basic	43.068	45.678	43.649	46.044

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.25	$0.81	$7.90	$1.09
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.08)	0.17	0.40	0.06
Net income per share attributable to SPX Corporation common shareholders	$1.17	$0.98	$8.30	$1.15

Weighted-average number of common shares outstanding — diluted	43.900	45.972	44.487	46.704

Comprehensive income (loss)	$41.9	$55.9	$365.6	$(19.9)

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 28,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$466.2	$691.8
Accounts receivable, net	1,172.8	1,206.7
Inventories, net	551.2	502.2
Other current assets	124.7	104.3
Deferred income taxes	125.2	119.6
Assets of discontinued operations	64.5	148.3
Total current assets	2,504.6	2,772.9
Property, plant and equipment:
Land	51.9	45.4
Buildings and leasehold improvements	383.0	384.4
Machinery and equipment	811.9	789.7
	1,246.8	1,219.5
Accumulated depreciation	(563.4)	(527.2)
Property, plant and equipment, net	683.4	692.3
Goodwill	1,519.6	1,517.0
Intangibles, net	915.0	924.7
Other assets	817.9	949.3
TOTAL ASSETS	$6,440.5	$6,856.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$495.6	$494.6
Accrued expenses	929.3	989.2
Income taxes payable	134.1	73.1
Short-term debt	74.5	26.9
Current maturities of long-term debt	9.4	558.7
Liabilities of discontinued operations	14.5	31.9
Total current liabilities	1,657.4	2,174.4

Long-term debt	1,181.3	1,090.0
Deferred and other income taxes	358.2	427.2
Other long-term liabilities	987.2	992.6
Total long-term liabilities	2,526.7	2,509.8

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (99,984,314 and 42,929,329 issued and outstanding at June 28, 2014, respectively, 99,801,498 and 45,281,329 issued and outstanding at December 31, 2013, respectively)	1,007.4	1,004.5
Paid-in capital	1,589.7	1,571.5
Retained earnings	2,640.1	2,303.1
Accumulated other comprehensive income	284.7	287.5
Common stock in treasury (57,054,985 and 54,520,169 shares at June 28, 2014 and December 31, 2013, respectively)	(3,278.1)	(3,008.6)
Total SPX Corporation shareholders’ equity	2,243.8	2,158.0
Noncontrolling interests	12.6	14.0
Total equity	2,256.4	2,172.0
TOTAL LIABILITIES AND EQUITY	$6,440.5	$6,856.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 28,	June 29,
	2014	2013
Cash flows used in operating activities:
Net income	$367.8	$57.2
Less: Income from discontinued operations, net of tax	17.9	3.4
Income from continuing operations	349.9	53.8
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	14.2	18.2
Impairment of intangible assets	—	2.0
Gain on asset sales	(491.1)	—
Loss on early extinguishment of debt	32.5	—
Deferred and other income taxes	(52.5)	89.5
Depreciation and amortization	57.3	54.8
Pension and other employee benefits	32.1	0.9
Stock-based compensation	29.3	25.6
Other, net	0.1	3.7
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable and other assets	19.0	(5.7)
Inventories	(46.9)	(84.9)
Accounts payable, accrued expenses and other	(27.4)	(196.0)
Discretionary pension contribution	—	(250.0)
Cash spending on restructuring actions	(15.7)	(10.8)
Net cash used in continuing operations	(99.2)	(298.9)
Net cash used in discontinued operations	(2.8)	(11.2)
Net cash used in operating activities	(102.0)	(310.1)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	581.2	(1.3)
Increase in restricted cash	(0.7)	—
Capital expenditures	(23.6)	(34.5)
Net cash from (used in) continuing operations	556.9	(35.8)
Net cash from (used in) discontinued operations	100.5	(6.0)
Net cash from (used in) investing activities	657.4	(41.8)
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	(530.6)	—
Borrowings under senior credit facilities	157.0	287.0
Repayments under senior credit facilities	(20.0)	(287.0)
Borrowings under trade receivables agreement	—	35.0
Repayments under trade receivables agreement	—	(35.0)
Net repayments under other financing arrangements	(52.6)	(3.4)
Purchases of common stock	(274.4)	(249.0)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(12.2)	(14.5)
Financing fees paid	(0.4)	—
Dividends paid	(28.6)	(12.2)
Net cash used in continuing operations	(761.8)	(279.1)
Net cash from discontinued operations	—	—
Net cash used in financing activities	(761.8)	(279.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	(19.2)	(0.2)
Net change in cash and equivalents	(225.6)	(631.2)
Consolidated cash and equivalents, beginning of period	691.8	984.1
Consolidated cash and equivalents, end of period	$466.2	$352.9

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

On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income (expense), net” during the first quarter of 2014. Prior to the sale, we accounted for our investment in EGS on a three-month lag. As a result of the sale, we recorded no equity earnings related to this investment during the three and six months ended June 28, 2014, while equity earnings related to this investment totaled $9.9 and $19.1 during the three and six months ended June 29, 2013.

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

In April 2014, the FASB issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements.  Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity.  The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The impact of the adoption of this amendment on our consolidated financial statements will be based on our future disposal activity.

In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied.  The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows.  The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
SPX Precision Components (“Precision Components”)	Q3 2013	Q2 2014
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

Precision Components — Sold for cash consideration of $63.0 during the second quarter of 2014, resulting in a loss, net of taxes, of $7.3.

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

In addition to the businesses discussed above, we recognized net gains of $1.2 and $0.7 during the three and six months ended June 28, 2014, respectively, and net gains (losses) of $2.7 and $(0.4) during the three and six months ended June 29, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

For the three and six months ended June 28, 2014 and June 29, 2013, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Income (loss) from discontinued operations	$(0.9)	$6.9	$33.6	$4.3
Income tax (provision) benefit	(2.6)	1.1	(15.7)	(0.9)
Income (loss) from discontinued operations, net	$(3.5)	$8.0	$17.9	$3.4

For the three and six months ended June 28, 2014 and June 29, 2013, results of operations for discontinued

operations were as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues	$16.0	$56.1	$49.7	$103.5
Pre-tax income	4.0	7.4	4.6	7.3

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued

operations included in the accompanying condensed consolidated balance sheets are as follows:

	June 28,	December 31,
	2014	2013
Assets:
Accounts receivable, net	$10.3	$22.8
Inventories, net	11.9	37.6
Other current assets	0.5	1.2
Property, plant and equipment, net	4.1	16.3
Goodwill and intangibles, net	37.7	70.4
Assets of discontinued operations	$64.5	148.3

Liabilities:
Accounts payable	$6.2	$13.3
Accrued expenses	8.3	18.6
Liabilities of discontinued operations	$14.5	$31.9

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments were as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues: (1)
Flow Technology reportable segment	$661.4	$653.4	$1,278.1	$1,266.4
Thermal Equipment and Services reportable segment	327.3	350.3	606.9	655.4
Industrial Products and Services and Other	191.0	158.2	364.1	330.6
Total revenues	$1,179.7	$1,161.9	$2,249.1	$2,252.4

Income:
Flow Technology reportable segment	$88.3	$67.0	$154.5	$122.0
Thermal Equipment and Services reportable segment	9.5	26.2	18.7	27.9
Industrial Products and Services and Other	25.2	21.8	47.6	44.4
Total income for reportable and other operating segments	123.0	115.0	220.8	194.3

Corporate expense	(25.8)	(25.1)	(54.3)	(56.0)
Pension and postretirement (expense) income	(3.0)	4.2	(22.8)	8.5
Stock-based compensation expense	(4.6)	(5.3)	(29.3)	(25.6)
Impairment of intangible assets	—	—	—	(2.0)
Special charges, net	(4.5)	(17.8)	(14.2)	(18.2)

Consolidated operating income	$85.1	$71.0	$100.2	$101.0

(1)                                 Under the percentage of completion method, we recognized revenues of $295.8 and $353.0 in the three months ended June 28, 2014 and June 29, 2013, respectively. For the six months ended June 28, 2014 and June 29, 2013, revenues under the percentage of completion method were $570.0 and $695.7, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage of completion method were $275.3 and $285.3 as of June 28, 2014 and December 31, 2013, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $214.3 and $218.4 as of June 28, 2014 and December 31, 2013, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and six months ended June 28, 2014 and June 29, 2013 are described in more detail below:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Flow Technology reportable segment	$1.2	$5.6	$10.1	$5.0
Thermal Equipment and Services reportable segment	1.4	11.1	1.5	11.6
Industrial Products and Services and Other	1.6	1.1	1.7	1.1
Corporate	0.3	—	0.9	0.5
Total	$4.5	$17.8	$14.2	$18.2

Flow Technology Reportable Segment — Charges for the three and six months ended June 28, 2014 related primarily to severance and other costs associated with restructuring initiatives at various Flow locations in Europe and the U.S. These actions were taken primarily to reduce the cost base of Clyde Union as we continue to integrate the business into our Flow Technology reportable segment. Charges for the three and six months ended June 29, 2013 related primarily to severance costs associated with restructuring initiatives at Clyde Union locations in the U.K. and the U.S.

Thermal Equipment and Services Reportable Segment — Charges for the three and six months ended June 28, 2014 related primarily to severance and other costs associated with (i) the closure of a facility in China and (ii) finalizing restructuring initiatives in Germany that commenced in 2013. Charges for the three and six months ended June 29, 2013 related primarily to severance costs associated with restructuring actions at our Balcke Duerr business in Germany.

Industrial Products and Services and Other — Charges for the three and six months ended June 28, 2014 and June 29, 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S.

Corporate — Charges for the three and six months ended June 28, 2014 related primarily to costs associated with our initial efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013. Charges for the six months ended June 29, 2013 related to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

Expected charges still to be incurred under actions approved as of June 28, 2014 are approximately $2.0.

The following is an analysis of our restructuring liabilities for the six months ended June 28, 2014 and June 29, 2013:

	Six months ended
	June 28,	June 29,
	2014	2013
Balance at beginning of period	$19.0	$16.4
Special charges (1)	14.2	17.0
Utilization — cash (2)	(15.8)	(10.8)
Currency translation adjustment and other	0.5	(0.1)
Balance at end of period	$17.9	$22.5

(1)                                 The six months ended June 29, 2013 excluded $1.2 of non-cash charges that did not impact the restructuring liabilities.

(2)                                 The six months ended June 28, 2014 included $0.1 of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories, net, were as follows:

	June 28,	December 31,
	2014	2013
Finished goods	$167.1	$147.5
Work in process	164.3	165.0
Raw materials and purchased parts	240.6	210.6
Total FIFO cost	572.0	523.1
Excess of FIFO cost over LIFO inventory value	(20.8)	(20.9)
Total inventories, net	$551.2	$502.2

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 20% and 19% of total inventory at June 28, 2014 and December 31, 2013, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		Resulting from		Currency
	December 31,	Business		Translation	June 28,
	2013	Combinations	Impairments	and Other	2014
Flow Technology reportable segment
Gross goodwill	$1,120.2	$—	$—	$2.1	$1,122.3
Accumulated impairments	—	—	—	—	—
Goodwill	1,120.2	—	—	2.1	1,122.3

Thermal Equipment and Services reportable segment
Gross goodwill	570.0	—	—	(0.5)	569.5
Accumulated impairments	(399.5)	—	—	0.3	(399.2)
Goodwill	170.5	—	—	(0.2)	170.3

Industrial Products and Services and Other
Gross goodwill	366.8	—	—	1.9	368.7
Accumulated impairments	(140.5)	—	—	(1.2)	(141.7)
Goodwill	226.3	—	—	0.7	227.0

Total
Gross goodwill	2,057.0	—	—	3.5	2,060.5
Accumulated impairments	(540.0)	—	—	(0.9)	(540.9)
Goodwill	$1,517.0	$—	$—	$2.6	$1,519.6

Other Intangibles

Identifiable intangible assets comprised the following:

	June 28, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patent	$11.6	$(8.6)	$3.0	$11.5	$(8.3)	$3.2
Technology	197.7	(58.6)	139.1	196.3	(52.4)	143.9
Customer relationships	415.7	(88.8)	326.9	412.0	(78.6)	333.4
Other	30.4	(19.0)	11.4	31.0	(18.6)	12.4
	655.4	(175.0)	480.4	650.8	(157.9)	492.9
Trademarks with indefinite lives	434.6	—	434.6	431.8	—	431.8
Total	$1,090.0	$(175.0)	$915.0	$1,082.6	$(157.9)	$924.7

At June 28, 2014, the net carrying value of intangible assets with determinable lives consisted of $427.9 in the Flow Technology reportable segment, $44.7 in the Thermal Equipment and Services reportable segment and $7.8 in Industrial Products and Services and Other. At June 28, 2014, trademarks with indefinite lives consisted of $289.6 in the Flow Technology reportable segment, $126.3 in the Thermal Equipment and Services reportable segment and $18.7 in Industrial Products and Services and Other.

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

No impairment charges were recorded in the first half of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union. Other changes in the gross carrying value of trademarks and other identifiable intangible assets relate primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	June 28,	June 29,
	2014	2013
Balance at beginning of period	$54.8	$59.7
Provisions	11.4	12.2
Usage	(14.8)	(17.9)
Balance at end of period	51.4	54.0
Less: Current portion of warranty	39.3	44.3
Non-current portion of warranty	$12.1	$9.7

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

Net periodic benefit expense (income) for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Service cost	$1.8	$1.9	$3.6	$3.7
Interest cost	4.5	12.0	11.2	24.0
Expected return on plan assets	(4.7)	(18.8)	(10.2)	(37.5)
Settlement charges, net (1)	—	—	0.5	—
Recognized net actuarial loss (2)	—	—	14.8	—
Total net periodic pension benefit expense (income)	$1.6	$(4.9)	$19.9	$(9.8)

(1)                                 For the six months ended June 28, 2014, includes the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.1 reduction to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

(2)                                 For the six months ended June 28, 2014, includes the actuarial loss resulting from the remeasurement of the assets and obligations of the Plan in the first quarter of 2014, which was required in connection with the lump-sum payment action noted above.

Foreign Pension Plans

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Service cost	$0.7	$0.7	$1.4	$1.4
Interest cost	3.5	3.3	7.0	6.6
Expected return on plan assets	(4.2)	(4.3)	(8.5)	(8.7)
Total net periodic pension benefit income	—	(0.3)	(0.1)	(0.7)
Less: Net periodic pension benefit income of discontinued operations	—	—	(0.2)	(0.1)
Net periodic pension benefit expense (income) of continuing operations	$—	$(0.3)	$0.1	$(0.6)

Postretirement Plans

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Service cost	$0.2	$0.1	$0.3	$0.2
Interest cost	1.3	1.2	2.6	2.4
Amortization of unrecognized prior service credits	(0.1)	(0.3)	(0.1)	(0.7)
Net periodic postretirement benefit expense	$1.4	$1.0	$2.8	$1.9

Employer Contributions

During the first half of 2014, we made contributions to our domestic and foreign pension plans of approximately $9.0, of which $1.5 related to businesses that have been disposed of and had been classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 28, 2014:

	December 31,				June 28,
	2013	Borrowings	Repayments	Other (5)	2014
Domestic revolving loan facility	$—	$57.0	$(20.0)	$—	$37.0
Term loan (1)	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	100.6	10.6	(63.2)	5.2	53.2
Total debt	1,675.6	$167.6	$(583.2)	$5.2	1,265.2
Less: short-term debt	26.9				74.5
Less: current maturities of long-term debt	558.7				9.4
Total long-term debt	$1,090.0				$1,181.3

(1)                                 The term loan of $575.0 (which includes $100.0 drawn under the facility in the second quarter of 2014) is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

(2)                                 During the first quarter of 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” during the first quarter of 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(3)                                 Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At June 28, 2014, we had $80.0 of available borrowing capacity under this facility.

(4)                                 Primarily included capital lease obligations of $15.7 and $73.0 and balances under purchase card programs of $30.8 and $25.4 at June 28, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(5)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2013 Annual Report on Form 10-K.

At June 28, 2014, we had $53.5 and $723.2, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $5.8 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.7% at June 28, 2014.

At June 28, 2014, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2013 Annual Report on Form 10-K.

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

From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income (expense), net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $192.6 and $191.3 outstanding as of June 28, 2014 and December 31, 2013, respectively, with all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $122.3 and $145.8 at June 28, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.8 and $1.0 as of June 28, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of June 28, 2014 to income within 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 28, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 5.5 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 28, 2014 and December 31, 2013, the fair value of these contracts was $0.1 and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.1) and $0.2 as of June 28, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of June 28, 2014 to income within 12 months.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at June 28, 2014 and December 31, 2013, respectively:

	June 28, 2014			December 31, 2013
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX forward contracts:
Counterparty A	$0.3	$(0.1)	$0.2	$0.7	$(0.1)	$0.6
Counterparty B	0.1	(0.1)	—	0.1	(0.4)	(0.3)
Aggregate of other counterparties	0.6	(0.1)	0.5	0.3	—	0.3
Totals (1)	$1.0	$(0.3)	$0.7	$1.1	$(0.5)	$0.6

Commodity contracts:
Counterparty A (2)	$0.1	$—	$0.1	$0.4	$—	$0.4

(1)      We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets are as follows:

	June 28,	December 31,
	2014	2013
Designated as hedging instruments:
Other current assets	$0.2	$0.3
Accrued expenses	(0.1)	—
	0.1	0.3

Not designated as hedging instruments:
Other current assets	0.6	0.6
Accrued expenses	—	(0.3)
	0.6	0.3
Net fair value of FX forward contracts	$0.7	$0.6

(2)                   Related contracts are designated as hedging instruments. Net amounts at June 28, 2014 and December 31, 2013 are recorded in “Other current assets.”

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of June 28, 2014 and December 31, 2013:

	June 28,	December 31,
Balance Sheet Classification	2014	2013
Other current assets	$0.4	$0.7
Accrued expenses	(6.8)	(6.5)
Other long-term liabilities	(1.9)	(2.1)
	$(8.3)	$(7.9)

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and six months ended June 28, 2014 and June 29, 2013:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
FX forward contracts	$0.2	$(11.0)	$0.5	$(4.1)
Commodity contracts	0.6	(1.3)	(0.7)	(2.3)
	$0.8	$(12.3)	$(0.2)	$(6.4)

The following summarizes the pre-tax loss related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Revenues’’ for FX forward contracts and ‘‘Cost of products sold’’ for commodity contracts for the three and six months ended June 28, 2014 and June 29, 2013:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
FX forward contracts	$—	$(0.2)	$—	$(0.8)
Commodity contracts	(0.1)	0.1	(0.2)	0.1
	$(0.1)	$(0.1)	$(0.2)	$(0.7)

During the three and six months ended June 29, 2013, losses of $0.2 were recognized in ‘‘Other income (expense), net’’ relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and six months ended June 28, 2014 and June 29, 2013 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
FX forward contracts	$1.4	$1.1	$1.8	$(1.9)
FX embedded derivatives	0.1	2.6	(2.1)	5.7
	$1.5	$3.7	$(0.3)	$3.8

(12)                          EQUITY AND STOCK-BASED COMPENSATION

Income Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Weighted-average number of common shares used in basic income per share	43.068	45.678	43.649	46.044
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.832	0.294	0.838	0.660
Weighted-average number of common shares and dilutive securities used in diluted income per share	43.900	45.972	44.487	46.704

There were no stock options outstanding during the six months ended June 28, 2014. All stock options outstanding were included in the computation of diluted income per share during the six months ended June 29, 2013.

All unvested restricted stock shares and restricted stock units were included in the computation of diluted income per share at June 28, 2014 because required market thresholds for vesting (as discussed in our 2013 Annual Report on Form 10-K) were met. The total number of unvested restricted stock shares and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting were not met was 1.181 and 0.708 for the three and six months ended June 29, 2013, respectively.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, or to non-employee directors under the 2006 Non-Employee Director’s Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2013 Annual Report on Form 10-K.

Compensation expense within income from continuing operations related to restricted stock shares and restricted stock units totaled $4.6 and $5.3 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $29.3 and $25.6 for the six months ended June 28, 2014 and June 29, 2013, respectively. The related tax benefit was $1.7 and $2.0 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $10.6 and $9.3 for the six months ended June 28, 2014 and June 29, 2013, respectively.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 28, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$294.8	$(1.5)	$(0.2)	$0.4	$293.5
Other comprehensive income (loss) before reclassifications	(9.5)	0.5	(0.2)	—	(9.2)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.4	(0.1)	0.4
Current-period other comprehensive income (loss)	(9.5)	0.6	0.2	(0.1)	(8.8)
Balance at end of period	$285.3	$(0.9)	$—	$0.3	$284.7

(1)                   Net of tax benefit of $0.9 and $1.2 as of June 28, 2014 and March 29, 2014, respectively.

(2)                   Net of tax provision of $(0.1) as of June 28, 2014 and March 29, 2014.

The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 28, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(11.5)	(0.3)	3.6	0.2	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.1	4.9	5.2
Current-period other comprehensive income (loss)	(11.5)	(0.1)	3.7	5.1	(2.8)
Balance at end of period	$285.3	$(0.9)	$—	$0.3	$284.7

(1)      Net of tax benefit of $0.9 and $1.0 as of June 28, 2014 and December 31, 2013, respectively.

(2)      Net of tax (provision) benefit of $(0.1) and $2.2 as of June 28, 2014 and December 31, 2013, respectively. The balance as of December 31, 2013 primarily includes $(5.0), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013. In connection with the sale of our interest in EGS during the first quarter of 2014, as described in Note 1, we recognized our share of the pension liability adjustment for EGS as a component of the gain on sale of our investment interest.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended

June 29, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$206.6	$0.7	$(3.6)	$(4.1)	$199.6
Other comprehensive income (loss) before reclassifications	14.9	(5.2)	(0.2)	—	9.5
Amounts reclassified from accumulated other comprehensive income	—	0.1	—	(0.2)	(0.1)
Current-period other comprehensive income (loss)	14.9	(5.1)	(0.2)	(0.2)	9.4
Balance at end of period	$221.5	$(4.4)	$(3.8)	$(4.3)	$209.0

(1)      Net of tax benefit of $2.9 and $0.0 as of June 29, 2013 and March 30, 2013, respectively.

(2)      Net of tax benefit of $1.9 and $1.8 as of June 29, 2013 and March 30, 2013, respectively. Includes $(5.0) related to our share of the pension liability adjustment for EGS as of June 29, 2013 and March 30, 2013.

The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 29, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$293.8	$(3.3)	$(3.1)	$(2.6)	$284.8
Other comprehensive loss before reclassifications	(72.3)	(1.6)	(0.7)	(1.2)	(75.8)
Amounts reclassified from accumulated other comprehensive income	—	0.5	—	(0.5)	—
Current-period other comprehensive loss	(72.3)	(1.1)	(0.7)	(1.7)	(75.8)
Balance at end of period	$221.5	$(4.4)	$(3.8)	$(4.3)	$209.0

(1)                   Net of tax benefit of $2.9 and $2.5 as of June 29, 2013 and December 31, 2012, respectively.

(2)                   Net of tax benefit of $1.9 and $1.2 as of June 29, 2013 and December 31, 2012, respectively. Includes $(5.0) and $(3.8) related to our share of the pension liability adjustment for EGS as of June 29, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the three months ended June 28, 2014 and June 29, 2013:

	Amount Reclassified from AOCI
	Three months ended		Affected Line Item in the Condensed
	June 28, 2014	June 29, 2013	Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$0.1	$(0.1)	Cost of products sold
FX forward contracts	—	0.2	Revenues
Pre-tax	0.1	0.1
Income taxes	—	—
	$0.1	$0.1

Loss on available-for-sale securities	$0.4	$—	Other income (expense), net

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.1)	$(0.3)	Selling, general and administrative
Pre-tax	(0.1)	(0.3)
Income taxes	—	0.1
	$(0.1)	$(0.2)

The following summarizes amounts reclassified from each component of accumulated comprehensive loss for the six months ended June 28, 2014 and June 29, 2013:

	Amount Reclassified from AOCI
	Six months ended		Affected Line Item in the Condensed
	June 28, 2014	June 29, 2013	Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$0.2	$(0.1)	Cost of products sold
FX forward contracts	—	0.8	Revenues
Pre-tax	0.2	0.7
Income taxes	—	(0.2)
	$0.2	$0.5

Loss on available-for-sale securities	$0.1	$—	Other income (expense), net

(Gains) losses on pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$7.4	$—	Other income (expense), net
Amortization of unrecognized prior service credits	(0.1)	(0.7)	Selling, general and administrative
Pre-tax	7.3	(0.7)
Income taxes	(2.4)	0.2
	$4.9	$(0.5)

Common Stock in Treasury

On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During the first half of 2014, we repurchased 2.684 shares of our common stock for $274.4 under this trading plan.

During the first quarter of 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases under a trading plan that we entered into during 2012. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the first half of 2013.

During the six months ended June 28, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.8 and increased by $7.9 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the six months ended June 29, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $13.8 and increased by $9.1 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

On February 10, 2014, we implemented a dividend increase effective with the first quarterly dividend payment of 2014. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly. The dividends declared totaled $16.3 and $16.1 during the first and second quarters of 2014, respectively, and $11.4 and $11.5 during the first and second quarters of 2013, respectively. Second quarter dividends were paid on July 2, 2014 and July 2, 2013, respectively.

Changes in Equity

A summary of the changes in equity for the three months ended June 28, 2014 and June 29, 2013 is provided below:

	June 28, 2014			June 29, 2013
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,349.6	$13.5	$2,363.1	$2,014.8	$11.8	$2,026.6
Net income (loss)	51.2	(1.2)	50.0	45.2	2.0	47.2
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.3) and $2.9 for the three months ended June 28, 2014 and June 29, 2013, respectively	0.6	—	0.6	(5.1)	—	(5.1)
Net unrealized gains (losses) on available-for-sale securities	0.2	—	0.2	(0.2)	—	(0.2)
Pension liability adjustment, net of tax benefit of $0.0 and $0.1 for the three months ended June 28, 2014 and June 29, 2013, respectively	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Foreign currency translation adjustments	(9.5)	0.7	(8.8)	14.9	(0.7)	14.2
Total comprehensive income (loss), net	42.4	(0.5)	41.9	54.6	1.3	55.9
Dividends declared	(16.1)	—	(16.1)	(11.5)	—	(11.5)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.4 and $0.0 for the three months ended June 28, 2014 and June 29, 2013, respectively	4.5	—	4.5	4.3	—	4.3
Stock-based compensation expense	4.6	—	4.6	5.3	—	5.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	(1.1)	—	(1.1)	0.2	—	0.2
Common stock repurchases	(140.1)	—	(140.1)	(117.6)	—	(117.6)
Other changes in noncontrolling interests	—	(0.4)	(0.4)	—	(0.2)	(0.2)
Equity, end of period	$2,243.8	$12.6	$2,256.4	$1,950.1	$12.9	$1,963.0

A summary of the changes in equity for the six months ended June 28, 2014 and June 29, 2013 is provided below:

	June 28, 2014			June 29, 2013
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,158.0	$14.0	$2,172.0	$2,224.2	$11.3	$2,235.5
Net income (loss)	369.4	(1.6)	367.8	53.9	3.3	57.2
Net unrealized losses on qualifying cash flow hedges, net of tax (provision) benefit of $(0.1) and $0.4 for the six months ended June 28, 2014 and June 29, 2013, respectively	(0.1)	—	(0.1)	(1.1)	—	(1.1)
Net unrealized gains (losses) on available-for-sale securities	3.7	—	3.7	(0.7)	—	(0.7)
Pension liability adjustment, net of tax (provision) benefit of $(2.3) and $0.7 for the six months ended June 28, 2014 and June 29, 2013, respectively	5.1	—	5.1	(1.7)	—	(1.7)
Foreign currency translation adjustments	(11.5)	0.6	(10.9)	(72.3)	(1.3)	(73.6)
Total comprehensive income (loss), net	366.6	(1.0)	365.6	(21.9)	2.0	(19.9)
Dividends declared	(32.4)	—	(32.4)	(22.9)	—	(22.9)
Exercise of stock options and other incentive plan activity, including related tax benefit of $9.2 and $5.8 for the six months ended June 28, 2014 and June 29, 2013, respectively	18.1	—	18.1	14.4	—	14.4
Stock-based compensation expense	29.3	—	29.3	25.6	—	25.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	(21.4)	—	(21.4)	(20.3)	—	(20.3)
Common stock repurchases	(274.4)	—	(274.4)	(249.0)	—	(249.0)
Other changes in noncontrolling interests	—	(0.4)	(0.4)	—	(0.4)	(0.4)
Equity, end of period	$2,243.8	$12.6	$2,256.4	$1,950.1	$12.9	$1,963.0

(13)         CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $609.4 (including $564.8 for risk management matters) and $610.1 (including $565.0 for risk management matters) at June 28, 2014 and December 31, 2013, respectively. Of these amounts, $559.8 and $561.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 28, 2014 and December 31, 2013, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $496.7 at June 28, 2014 and December 31, 2013 included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of June 28, 2014, we had liabilities for site investigation and/or remediation at 91 sites (94 sites at December 31, 2013) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, as of June 28, 2014, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 25 sites (23 sites at December 31, 2013) at which the liability has not been settled, of which 6 sites (6 sites at December 31, 2013) have been active in the past few years.  These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of June 28, 2014, our share of the aggregate contract value on open consortium arrangements was $139.4 (of which approximately 90% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $436.5. As of December 31, 2013, our share of the aggregate contract value on open consortium arrangements was $139.3 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $433.8. At June 28, 2014 and December 31, 2013, we recorded liabilities of $0.7 and $1.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)         INCOME TAXES

Uncertain Tax Benefits

As of June 28, 2014, we had gross unrecognized tax benefits of $107.2 (net unrecognized tax benefits of $69.5), of which $68.9, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 28, 2014, gross accrued interest excluded from the amounts above totaled $13.4 (net accrued interest of $9.4). Penalties excluded from the amounts above were $7.1 as of June 28, 2014.

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

Other Tax Matters

For the three months ended June 28, 2014, we recorded an income tax provision of $16.9 on $70.4 of pre-tax income from continuing operations, resulting in an effective rate of 24.0%. This compares to an income tax provision for the three months ended June 29, 2013 of $14.0 on $53.2 of pre-tax income from continuing operations, resulting in an effective rate of 26.3%. The effective tax rate for the second quarter of 2014 was impacted favorably by tax benefits of $9.9 related to various audit settlements and statute expirations and $6.7 related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $10.8 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets. The effective tax rate for the second quarter of 2013 was impacted favorably by income tax benefits of $1.8 associated with statute expirations during the period.

For the six months ended June 28, 2014, we recorded an income tax provision of $176.6 on $526.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.5%. This compares to an income tax provision for the six months ended June 29, 2013 of $13.6 on $67.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.2%. The most significant items impacting the effective tax rate for the first six months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter on the sale of our interest in EGS, as well as those items discussed above that were recorded during the second quarter of 2014. The effective tax rate for the first six months of 2013 was impacted favorably by the $1.8 of tax benefits noted above that were recorded during the second quarter of 2013, as well as tax benefits recorded of $4.1 related to the Research and Experimentation Credit generated in 2012 and $2.0 related to various foreign tax credits.

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

We have various foreign income tax returns under examination. The most significant of these are in Denmark for the 2006, 2007, 2009, and 2010 tax years and South Africa for the 2005 to 2010 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

(15)                          FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy for the six months ended June 28, 2014 and June 29, 2013.

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

As of June 28, 2014, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

During the first half of 2014, we sold all our previously owned available-for-sale securities, which included equity investments traded in active international markets. These securities were measured at fair value using closing stock prices from active markets and were classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.0 at December 31, 2013.

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At June 28, 2014 and December 31, 2013, these assets had a fair value of $3.6 and $1.4, respectively, which are estimated using various valuation models, including the Monte Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of June 28, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$1.3	$—
Other assets — Investment in equity securities	—	—	3.6
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.9	—
Other long-term liabilities — FX embedded derivatives	—	1.9	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.0	$—
Other assets — Investments in equity securities	3.0	—	1.4
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.1	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 28, 2014 and June 29, 2013, including net unrealized gains (losses) recorded to “Other income (expense), net”:

	Six months ended
	June 28, 2014	June 29, 2013
Balance at beginning of period	$1.4	$7.5
Cash consideration received	—	(2.5)
Unrealized gains (losses) recorded to earnings	2.2	(0.2)
Balance at end of period	$3.6	$4.8

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of June 28, 2014 and December 31, 2013 were as follows:

	June 28, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$600.0	$679.5	$1,100.0	$1,214.3
Term loan	575.0	575.0	475.0	475.0
Other indebtedness	74.5	74.5	27.6	27.6

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•                  The fair values of the senior notes and term loan were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•                  The fair value of our other indebtedness approximates carrying value due primarily to the short-term nature of these instruments.

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of June 28, 2014 and December 31, 2013, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three and six months ended June 28, 2014 generally were comparable to the respective figures for 2013, with the most significant year-over-year fluctuations related to an increase in sales of power transformers and the expected decrease in sales associated with our large power projects in South Africa. Income associated with our reportable and other operating segments totaled $123.0 and $220.8 for the three and six months ended June 28, 2014, respectively, and $115.0 and $194.3 for the three and six months ended June 29, 2013, respectively. The year-over-year increase in income associated with our reportable and other operating segments was primarily the result of an increase in revenues associated with nuclear power valves, oil pipeline valves, and the aftermarket within our Flow Technology reportable segment, as well as the cost reductions associated with restructuring actions in our Flow Technology and Thermal Equipment and Services reportable segments during 2013 and the first quarter of 2014. These increases in income were partially offset by $8.3 of charges recorded in the second quarter of 2014 related to increased cost estimates due primarily to subcontractor challenges on the large power projects in South Africa reported in our Thermal Equipment and Services reportable segment.

Cash flows used in continuing operations totaled $99.2 during the first six months of 2014, compared to $298.9 in the first six months of 2013. Cash flows for the first six months of 2014 included approximately $114.0 of income tax payments associated with the gains recorded during the first quarter of 2014 in connection with the sale of our (i) interest in EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture and (ii) Thermal Products Solutions (“TPS”) business (see below for additional details). Cash flows for the first six months of 2013 included a discretionary pension contribution of $250.0 to the SPX U.S. Pension Plan.

Other items that impacted our financial performance during the first half of 2014 included:

•                  Sale of joint venture interest — On January 7, 2014, we completed the sale of our 44.5% interest in the EGS joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income (expense), net” during the first quarter of 2014.

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

•                  Share repurchases — During the first half of 2014, we repurchased a total of 2.684 shares of our common stock under a Rule 10b5-1 trading plan, which was entered into on December 18, 2013 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, for $274.4. Through June 28, 2014, total repurchases under the trading plan were $285.6.

•                  Discontinued operations — On February 28, 2014, we completed the sale of TPS for cash proceeds of $38.5 and a promissory note of $4.0. On April 10, 2014, we completed the sale of our SPX Precision Components business for cash proceeds of $63.0. In connection with these sales, we recorded a gain, net of taxes, of $21.5 and a loss, net of taxes, of $7.3 to “Gain (loss) on disposition of discontinued operations, net of tax” during the first and second quarters of 2014, respectively. We have reported these businesses, for all periods presented, as discontinued operations in our condensed consolidated financial statements.

•                  Income taxes — During the three months ended June 28, 2014, we recorded net income tax benefits of $5.8, including tax benefits of $9.9 related to various audit settlements and statute expirations, a tax benefit of $6.7 related to the loss on an investment in a foreign subsidiary, and tax charges of $10.8 associated with net increases in valuation allowances recorded against certain foreign deferred income tax assets.

•                  Special charges — During the six months ended June 28, 2014, we recorded $14.2 to “Special charges, net,” related primarily to restructuring actions in our Flow Technology reportable segment.

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

The following table provides selected financial information for the three and six months ended June 28, 2014 and June 29, 2013, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Three months ended			Six months ended
	June 28,	June 29,		June 28,	June 29,
	2014	2013	% Change	2014	2013	% Change
Revenues	$1,179.7	$1,161.9	1.5	$2,249.1	$2,252.4	(0.1)
Gross profit	340.1	330.1	3.0	638.8	623.2	2.5
% of revenues	28.8%	28.4%		28.4%	27.7%
Selling, general and administrative expense	242.2	233.1	3.9	507.8	485.8	4.5
% of revenues	20.5%	20.1%		22.6%	21.6%
Intangible amortization	8.3	8.2	1.2	16.6	16.2	2.5
Impairment of intangible assets	—	—	—	—	2.0	*
Special charges, net	4.5	17.8	(74.7)	14.2	18.2	(22.0)
Other income (expense), net	(1.2)	(2.3)	(47.8)	489.4	(0.1)	*
Interest expense, net	(14.0)	(25.6)	(45.3)	(31.1)	(52.7)	(41.0)
Loss on early extinguishment of debt	—	—	—	(32.5)	—	*
Equity earnings in joint ventures	0.5	10.1	(95.0)	0.5	19.2	(97.4)
Income from continuing operations before income taxes	70.4	53.2	32.3	526.5	67.4	*
Income tax provision	(16.9)	(14.0)	20.7	(176.6)	(13.6)	*
Income from continuing operations	53.5	39.2	36.5	349.9	53.8	*

Components of consolidated revenue growth (decline):
Organic growth (decline)			0.1			(0.9)
Foreign currency			1.4			0.8
Net revenue growth (decline)			1.5			(0.1)

*                           Not meaningful for comparison purposes.

Revenues — For the three months ended June 28, 2014, the increase in revenues, compared to the respective 2013 period, was due to benefits from currency rate fluctuations and, to a lesser extent, organic growth. The increase in organic revenue was attributable primarily to increased shipments of power transformers within Industrial Products and Services and Other, largely offset by a revenue decline within our Thermal Equipment and Services reportable segment associated primarily with the expected decrease in revenues from our large power projects in South Africa and a modest organic revenue decline within our Flow Technology reportable segment (see “Results of Reportable Segments and Other Operating Segments” for additional details).

For the six months ended June 28, 2014, the decrease in revenues, compared to the respective 2013 period, was due to a decrease in organic revenue, which was largely offset by benefits from currency rate fluctuations. The organic revenue decline was concentrated in our Thermal Equipment and Services reportable segment where, as expected, revenue associated with the large power projects in South Africa declined. We also experienced a modest organic revenue decline within our Flow Technology reportable segment. These declines were partially offset by an increase in organic revenue within Industrial Products and Services and Other (see “Results of Reportable Segments and Other Operating Segments” for additional details).

Gross Profit — The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended June 28, 2014, compared to the respective 2013 periods, was primarily the result of cost reductions from restructuring actions completed in 2013 and in the first quarter of 2014 and an increase in revenue associated with nuclear power and oil pipeline valves. These increases were partially offset by $8.3 of charges recorded in the second quarter of 2014 related to increased cost estimates due primarily to subcontractor challenges on the large power projects in South Africa.

Selling, General and Administrative (“SG&A”) Expenses — For the three months ended June 28, 2014, the increase in SG&A expense, when compared to the respective period in 2013, was due primarily to an increase in pension and postretirement expense of $6.7 (overall increase in pension and postretirement expense of $7.2, with $0.5 of the increase reflected in cost of goods sold), and a $8.0 increase in incentive compensation expense resulting from a projected increase in earnings in 2014.  These increases were partially offset by cost reductions from restructuring actions completed in 2013 and the first quarter of 2014 within our Flow Technology and Thermal Equipment and Services reportable segments.

For the six months ended June 28, 2014, the increase in SG&A expense, when compared to the respective period in 2013, was due primarily to an increase in pension and postretirement expense of $29.2 (overall increase in pension and postretirement expense of $31.3, with $2.1 of the increase reflected in cost of goods sold), and a $11.5 increase in incentive compensation expense.  These increases were partially offset  by cost reductions from the restructuring actions noted above.

Intangible Amortization — For the three and six months ended June 28, 2014, the increase in intangible amortization was due to the impact of foreign currency translation.

Impairment of Intangible Assets — No impairment charges were recorded in the first half of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2014 and 2013.

Other Income (Expense), net — Other expense, net, for the three months ended June 28, 2014 was composed primarily of foreign currency losses of $2.3, partially offset by gains on foreign currency forward contracts (“FX forward contracts”) of $1.4 and gains on currency forward embedded derivatives (“FX embedded derivatives”) of $0.1.

Other expense, net, for the three months ended June 29, 2013 was composed primarily of foreign currency transaction losses of $7.7, partially offset by gains on FX embedded derivatives of $2.6, investment earnings of $1.9, and gains on FX forward contracts of $0.9.

Other income, net, for the six months ended June 28, 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $3.4 and gains on FX forward contracts of $1.8, partially offset by foreign currency transaction losses of $4.5 and losses on FX embedded derivatives of $2.1.

Other expense, net, for the six months ended June 29, 2013 was composed primarily of foreign currency transaction losses of $7.7 and losses on FX forward contracts of $2.1, partially offset by gains on FX embedded derivatives of $5.7 and investment earnings of $3.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and six months ended June 28, 2014, when compared to the same periods in 2013, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower levels of other indebtedness during the three and six months ended June 28, 2014 compared to the respective periods of 2013, as well as lower average interest rates and fees related to our senior credit facilities. Refer to the discussion of Liquidity and Financial Condition in our 2013 Annual Report on Form 10-K for details pertaining to our 2013 debt activity.

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

Equity Earnings in Joint Ventures — Prior to 2014, our equity earnings in joint ventures were attributable primarily to our investment in EGS. As previously noted, we completed the sale of our investment interest in EGS on January 7, 2014. Accordingly, we recognized no equity earnings from this joint venture during the three and six months ended June 28, 2014. Our equity earnings from this investment totaled $9.9 and $19.1 during the three and six months ended June 29, 2013. See Note 1 to our condensed consolidated financial statements for further discussion regarding the sale of our EGS interest.

Income Tax Provision — For the three months ended June 28, 2014, we recorded an income tax provision of $16.9 on $70.4 of pre-tax income from continuing operations, resulting in an effective rate of 24.0%. This compares to an income tax provision for the three months ended June 29, 2013 of $14.0 on $53.2 of pre-tax income from continuing operations, resulting in an effective rate of 26.3%. The effective tax rate for the second quarter of 2014 was impacted favorably by tax benefits of $9.9 related to various audit settlements and statute expirations and $6.7 related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $10.8 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets. The effective tax rate for the second quarter of 2013 was impacted favorably by income tax benefits of $1.8 associated with statute expirations during the period.

For the six months ended June 28, 2014, we recorded an income tax provision of $176.6 on $526.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.5%. This compares to an income tax provision for the six months ended June 29, 2013 of $13.6 on $67.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.2%. The most significant items impacting the effective tax rate for the first six months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter on the sale of our interest in EGS, as well as those items discussed above that were recorded during the second quarter of 2014. The effective tax rate for the first six months of 2013 was impacted favorably by the $1.8 of tax benefits noted above that were recorded during the second quarter of 2013, as well as tax benefits recorded of $4.1 related to the Research and Experimentation Credit generated in 2012 and $2.0 related to various foreign tax credits.

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
SPX Precision Components (“Precision Components”)	Q3 2013	Q2 2014
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

Precision Components — Sold for cash consideration of $63.0 during the second quarter of 2014, resulting in a loss, net of taxes, of $7.3.

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

In addition to the businesses discussed above, we recognized net gains of $1.2 and $0.7 during the three and six months ended June 28, 2014, respectively, and net gains (losses) of $2.7 and $(0.4) during the three and six months ended June 29, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

For the three and six months ended June 28, 2014 and June 29, 2013, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Income (loss) from discontinued operations	$(0.9)	$6.9	$33.6	$4.3
Income tax (provision) benefit	(2.6)	1.1	(15.7)	(0.9)
Income (loss) from discontinued operations, net	$(3.5)	$8.0	$17.9	$3.4

For the three and six months ended June 28, 2014 and June 29, 2013, results of operations for discontinued operations were as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues	$16.0	$56.1	$49.7	$103.5
Pre-tax income	4.0	7.4	4.6	7.3

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

Flow Technology Reportable Segment

	Three months ended			Six months ended
	June 28,	June 29,		June 28,	June 29,
	2014	2013	% Change	2014	2013	% Change
Revenues	$661.4	$653.4	1.2	$1,278.1	$1,266.4	0.9
Income	88.3	67.0	31.8	154.5	122.0	26.6
% of revenues	13.4%	10.3%		12.1%	9.6%
Components of revenue growth:
Organic decline			(1.3)			(1.0)
Foreign currency			2.5			1.9
Net revenue growth			1.2			0.9

Revenues — For the three months ended June 28, 2014, the increase in revenues, compared to the respective 2013 period, was due to benefits from currency translation, partially offset by a modest organic decline. The decline in organic revenue was due primarily to lower sales of industrial mixers. This decline was largely offset by an increase in sales of oil pipeline and nuclear power valves, as well as increased sales of food and beverage equipment in Asia Pacific and increased aftermarket sales.

For the six months ended June 28, 2014, the increase in revenues, compared to the respective 2013 period, was due to benefits from currency translation, partially offset by a modest organic decline. The decrease in organic revenue was due primarily to a lower level of original equipment pumps sales and reduced sales of industrial mixers. These declines were largely offset by increased sales of oil pipeline and nuclear power valves and food and beverage equipment, as well as increased aftermarket sales.

Income — For the three and six months ended June 28, 2014, income and margin increased, compared to the respective 2013 periods, due to cost reductions associated with restructuring initiatives at various Flow locations in Europe and the U.S. and the increased revenue related to nuclear power valves, oil pipeline valves and aftermarket products and services. See Note 5 to our condensed consolidated financial statements for details of restructuring actions taken in 2014 and 2013.

Backlog — The segment had backlog of $1,352.0 and $1,319.8 as of June 28, 2014 and June 29, 2013, respectively. Approximately 67% of the segment’s backlog as of June 28, 2014 is expected to be recognized as revenue during the remainder of 2014.

Thermal Equipment and Services Reportable Segment

	Three months ended			Six months ended
	June 28,	June 29,		June 28,	June 29,
	2014	2013	% Change	2014	2013	% Change
Revenues	$327.3	$350.3	(6.6)	$606.9	$655.4	(7.4)
Income	9.5	26.2	(63.7)	18.7	27.9	(33.0)
% of revenues	2.9%	7.5%		3.1%	4.3%
Components of revenue decline:
Organic decline			(6.1)			(5.9)
Foreign currency			(0.5)			(1.5)
Net revenue decline			(6.6)			(7.4)

Revenues — For the three and six months ended June 28, 2014, the decrease in revenues, compared to the respective 2013 periods, was due to an organic revenue decline and, to a lesser extent, the weakening of the South African Rand. The organic revenue decline was due primarily to the expected decrease in revenue associated with the large power projects in South Africa, partially offset by increased sales of cooling equipment in Asia Pacific and personal comfort heating products in the United States.

Income — For the three and six months ended June 28, 2014, income and margin decreased, compared to the respective 2013 periods, primarily as a result of reduced profitability on the large power projects in South Africa due to (i) $8.3 of charges recorded in the second quarter of 2014 related to increased cost estimates due primarily to subcontractor challenges and (ii) the impact of the organic revenue decline described above. These declines in income were partially offset by cost reductions from restructuring actions.

Backlog — The segment had backlog of $690.1 and $700.3 as of June 28, 2014 and June 29, 2013, respectively. Approximately 55% of the segment’s backlog as of June 28, 2014 is expected to be recognized as revenue during the remainder of 2014. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of June 28, 2014 and June 29, 2013 exclude approximately $90.0 and $115.0, respectively, of estimated price increases related to cost inflation on the large power projects in South Africa.

Industrial Products and Services and Other

	Three months ended			Six months ended
	June 28,	June 29,		June 28,	June 29,
	2014	2013	% Change	2014	2013	% Change
Revenues	$191.0	$158.2	20.7	$364.1	$330.6	10.1
Income	25.2	21.8	15.6	47.6	44.4	7.2
% of revenues	13.2%	13.8%		13.1%	13.4%
Components of revenue growth:
Organic growth			19.4			9.0
Foreign currency			1.3			1.1
Net revenue growth			20.7			10.1

Revenues — For the three and six months ended June 28, 2014, the increase in revenues, compared to the respective 2013 periods, was driven by strong organic growth and, to a lesser extent, benefits from currency translation. The organic growth was driven primarily by an increase in power transformer shipments, as well as modest increases in sales of fare collection systems and hydraulic tools and equipment.

Income — For the three and six months ended June 28, 2014, income increased over the respective prior year periods due to the organic revenue growth described above. Margins, however, declined due to increased power transformer revenues, which carry profit margins below those of the other businesses within the group.

Backlog — The group backlog was $335.3 and $303.2 as of June 28, 2014 and June 29, 2013, respectively. Approximately 71% of the backlog as of June 28, 2014 is expected to be recognized as revenue during the remainder of 2014.

Corporate and Other Expenses

	Three months ended				Six months ended
	June 28,	June 29,			June 28,	June 29,
	2014	2013	% Change		2014	2013	% Change
Total consolidated revenues	$1,179.7	$1,161.9	1.5		$2,249.1	$2,252.4	(0.1)
Corporate expense	25.8	25.1	2.8		54.3	56.0	(3.0)
% of revenues	2.2%	2.2%			2.4%	2.5%
Stock-based compensation expense	4.6	5.3	(13.2)		29.3	25.6	14.5
Pension and postretirement expense (income)	3.0	(4.2)		*	22.8	(8.5)	*

*                                         Not meaningful for comparison purposes.

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the three and six months ended June 29, 2013 included costs of $2.0 and $4.1, respectively, associated with earnings during those periods on participant deferred compensation account balances. The impact of the above decline in corporate expense was offset by an increase in incentive compensation expense during the three and six months ended June 28, 2014 resulting from a projected increase in earnings in 2014.

Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. Stock-based compensation is recorded over the applicable service period as determined by the terms and conditions of the related grant. The service period for our grants generally is one or three years or through a participant’s retirement eligibility date if less than the one or three year vesting period. The decrease in stock-based compensation expense for the three months ended June 28, 2014, compared to the respective period in 2013, was primarily the result of additional participants reaching retirement eligibility during the second half of 2013 and the first quarter of 2014 and, thus, there was no stock-based compensation recorded for these participants during the second quarter of 2014.

The increase in stock-based compensation expense for the six months ended June 28, 2014, compared to the respective period in 2013, was due primarily to an increase in the fair value of the 2014 restricted stock and restricted stock unit awards, as the weighted-average fair value of the 2014 awards was approximately 44% higher than the 2013 awards.

Pension and Postretirement Expense (Income) — Pension and postretirement expense (income) represents our consolidated expense (income), which we do not allocate for segment reporting purposes. The net periodic benefit expense for the three months ended June 28, 2014, when compared to the net periodic benefit income for the respective 2013 period, resulted from a combination of (i) an increase in the discount rate used to recognize interest cost of the SPX U.S. Pension Plan (the “Plan”), and (ii) a reduction of the expected rate of return on assets of the Plan, primarily reflecting a change in allocation of the Plan’s assets in connection with the lump-sum payment action that took place in March 2014.

The net periodic benefit expense for the six months ended June 28, 2014 included the effects of the above as well as a settlement charge of $4.6 related to the premium paid to settle approximately 38%, or $165.2, of the projected benefit obligation of the Plan during March 2014 and a net actuarial loss of $14.8 resulting from the remeasurement of the Plan’s assets and obligations as of March 29, 2014, partially offset by a $4.1 reduction in the first quarter of 2014 to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

See Note 9 to our condensed consolidated financial statements for additional details on this lump-sum settlement action as well as the components of our pension and postretirement expense (income) for the three and six months ended June 28, 2014 and June 29, 2013.

LIQUIDITY AND FINANCIAL CONDITION

Below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 28, 2014 and June 29, 2013.

Cash Flow

	Six months ended
	June 28,	June 29,
	2014	2013
Continuing operations:
Cash flows used in operating activities	$(99.2)	$(298.9)
Cash flows from (used in) investing activities	556.9	(35.8)
Cash flows used in financing activities	(761.8)	(279.1)
Cash flows from (used in) discontinued operations	97.7	(17.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(19.2)	(0.2)
Net change in cash and equivalents	$(225.6)	$(631.2)

Operating Activities — The decrease in cash flows used in operating activities during the six months ended June 28, 2014, as compared to the same period in 2013, was due primarily to approximately $7.5 of contributions to our domestic and foreign pension plans during the first half of 2014, compared to approximately $291.0 of contributions to those plans during the first half of 2013. This reduction in cash outflows was partially offset by income taxes paid in the second quarter of 2014 of approximately $114.0 in connection with the first quarter 2014 gains on the sale of our (i) interest in EGS and (ii) TPS business.

Investing Activities — Cash flows from investing activities during the six months ended June 28, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1 (as discussed in Note 1 to the condensed consolidated financial statements) and, to a much lesser extent, proceeds from the sale of certain previously owned available-for-sale securities of $6.7. These proceeds were partially offset by $23.6 of capital expenditures related to upgrades of manufacturing facilities and replacement of equipment.  Cash flows used in investing activities during the six months ended June 29, 2013 related primarily to capital expenditures of $34.5.

Financing Activities — The increase in cash used in financing activities during the six months ended June 28, 2014, as compared to the same period in 2013, was due primarily to the redemption of all our 7.625% senior notes due in December 2014 for $530.6, as discussed in Note 10. The increase in cash used also resulted from an increase in share repurchases of $25.4 and an increase in dividends paid of $16.4, as dividends declared during the fourth quarter of 2013 were paid during the first quarter of 2014 while dividends declared in the fourth quarter of 2012 were paid during that quarter. The increased uses of cash were partially offset by net borrowings of debt of $84.4 in the first half of 2014 compared to net repayments of debt of $3.4 in the same period in 2013.

Discontinued Operations — Cash flows from discontinued operations for the six months ended June 28, 2014 included $38.5 and $63.0 of cash proceeds related to the sales of TPS and Precision Components, respectively, as well as operating cash flows related primarily to these and certain other nonstrategic businesses that we have committed to divest, while cash flows used in discontinued operations for the six months ended June 29, 2013 related primarily to the previously described businesses as well as Kayex and Dielectric.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 28, 2014. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31,				June 28,
	2013	Borrowings	Repayments	Other (5)	2014
Domestic revolving loan facility	$—	$57.0	$(20.0)	$—	$37.0
Term loan (1)	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	100.6	10.6	(63.2)	5.2	53.2
Total debt	1,675.6	$167.6	$(583.2)	$5.2	1,265.2
Less: short-term debt	26.9				74.5
Less: current maturities of long-term debt	558.7				9.4
Total long-term debt	$1,090.0				$1,181.3

(1)              The term loan of $575.0 (which includes $100.0 drawn under the facility in the second quarter of 2014) is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

(2)              During the first quarter of 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” during the first quarter of 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(3)              Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At June 28, 2014, we had $80.0 of available borrowing capacity under this facility.

(4)              Primarily included capital lease obligations of $15.7 and $73.0 and balances under purchase card programs of $30.8 and $25.4 at June 28, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

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

At June 28, 2014, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At June 28, 2014, we had $409.5 of available borrowing capacity under our revolving credit facilities after giving effect to $37.0 of borrowings and $53.5 reserved for outstanding letters of credit, and $80.0 of available borrowing capacity under our trade receivables financing arrangement. In addition, at June 28, 2014, we had $276.8 of available issuance capacity under our foreign trade facilities after giving effect to $723.2 reserved for outstanding letters of credit.

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

As of June 28, 2014, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income (expense), net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $192.6 and $191.3 outstanding as of June 28, 2014 and December 31, 2013, respectively, with all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $122.3 and $145.8 at June 28, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.8 and $1.0 as of June 28, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of June 28, 2014 to income within 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	June 28, 2014				December 31, 2013
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.8	$—	$(0.1)	$—	$0.9	$—	$(0.3)	$—
FX embedded derivatives	0.4	—	(6.8)	(1.9)	0.7	—	(6.5)	(2.1)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 28, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 5.5 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 28, 2014 and December 31, 2013, the fair value of these contracts was $0.1 and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.1) and $0.2 as of June 28, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of June 28, 2014 to income within 12 months.

Other Fair Value Financial Assets and Liabilities

The carrying amount of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximates fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at June 28, 2014 for similar debt, was $1,329.0, compared to our carrying value of $1,249.5.

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

Other Matters

Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $78.9 as of June 28, 2014. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $50.0 to $60.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 28, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 28, 2014 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended June 28, 2014:

				Total number of shares	Maximum dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (1)	under the plan or program (1)

3/30/14 - 4/30/14	503,151	(2)	$98.48	502,000
5/1/14 - 5/31/14	469,150	(2)	102.50	462,000
6/1/14 - 6/28/14	406,306	(2)	107.25	403,713
Total	1,378,607			1,367,713

(1)                       On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to facilitate the repurchase of up to $500.0 million of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During April, May and June of 2014, we purchased 502,000, 462,000, and 403,713 shares under the trading plan, respectively. As of June 28, 2014, the maximum dollar value of shares that may yet be purchased under the trading plan is $214.4.

(2)                       Includes the surrender to us of 1,151, 7,150 and 2,593 shares of common stock in April, May and June of 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

10.1                        Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed April 30, 2014 (file no. 1-6948)

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 28, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (ii) Condensed Consolidated Balance Sheets at June 28, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: July 30, 2014	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: July 30, 2014	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1                        Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed April 30, 2014 (file no. 1-6948)

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 28, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013; (ii) Condensed Consolidated Balance Sheets at June 28, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.