Form 10-Q
period 2014-09-27
SPX CORP
filed 2014-10-29
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Common shares outstanding October 24, 2014 41,072,263

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues	$1,158.1	$1,145.8	$3,407.2	$3,398.2
Costs and expenses:
Cost of products sold	816.0	809.0	2,426.3	2,438.2
Selling, general and administrative	226.9	224.8	734.7	710.6
Intangible amortization	7.6	8.2	24.2	24.4
Impairment of intangible assets	—	—	—	2.0
Special charges, net	4.1	6.9	18.3	25.1
Operating income	103.5	96.9	203.7	197.9

Other income (expense), net	1.1	(4.1)	490.5	(4.2)
Interest expense	(16.6)	(27.1)	(52.2)	(83.4)
Interest income	2.5	2.6	7.0	6.2
Loss on early extinguishment of debt	—	—	(32.5)	—
Equity earnings in joint ventures	0.3	11.4	0.8	30.6
Income from continuing operations before income taxes	90.8	79.7	617.3	147.1

Income tax provision	(26.0)	(16.6)	(202.6)	(30.2)
Income from continuing operations	64.8	63.1	414.7	116.9

Income from discontinued operations, net of tax	1.9	5.2	4.9	11.1
Gain (loss) on disposition of discontinued operations, net of tax	(2.9)	0.2	12.0	(2.3)
Income (loss) from discontinued operations, net of tax	(1.0)	5.4	16.9	8.8

Net income	63.8	68.5	431.6	125.7
Net income (loss) attributable to noncontrolling interests	0.3	(0.8)	(1.3)	2.5
Net income attributable to SPX Corporation common shareholders	$63.5	$69.3	$432.9	$123.2

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$64.5	$63.9	$416.0	$114.6
Income (loss) from discontinued operations, net of tax	(1.0)	5.4	16.9	8.6
Net income	$63.5	$69.3	$432.9	$123.2

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.54	$1.43	$9.67	$2.51
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	0.12	0.39	0.19
Net income per share attributable to SPX Corporation common shareholders	$1.52	$1.55	$10.06	$2.70

Weighted-average number of common shares outstanding — basic	41.796	44.709	43.024	45.592

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$1.52	$1.42	$9.50	$2.48
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	0.12	0.39	0.19
Net income per share attributable to SPX Corporation common shareholders	$1.50	$1.54	$9.89	$2.67

Weighted-average number of common shares outstanding — diluted	42.364	45.037	43.772	46.140

Comprehensive income (loss)	$(52.1)	$140.6	$313.5	$120.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 27,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$501.9	$691.8
Accounts receivable, net	1,152.0	1,206.7
Inventories, net	563.6	502.2
Other current assets	103.0	104.3
Deferred income taxes	121.9	119.6
Assets of discontinued operations	50.0	148.3
Total current assets	2,492.4	2,772.9
Property, plant and equipment:
Land	53.8	45.4
Buildings and leasehold improvements	377.2	384.4
Machinery and equipment	821.5	789.7
	1,252.5	1,219.5
Accumulated depreciation	(581.1)	(527.2)
Property, plant and equipment, net	671.4	692.3
Goodwill	1,471.0	1,517.0
Intangibles, net	880.9	924.7
Other assets	820.1	949.3
TOTAL ASSETS	$6,335.8	$6,856.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$488.4	$494.6
Accrued expenses	898.2	989.2
Income taxes payable	83.2	73.1
Short-term debt	264.2	26.9
Current maturities of long-term debt	16.5	558.7
Liabilities of discontinued operations	6.8	31.9
Total current liabilities	1,757.3	2,174.4

Long-term debt	1,173.0	1,090.0
Deferred and other income taxes	370.9	427.2
Other long-term liabilities	979.4	992.6
Total long-term liabilities	2,523.3	2,509.8

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (100,018,256 and 41,632,293 issued and outstanding at September 27, 2014, respectively, 99,801,498 and 45,281,329 issued and outstanding at December 31, 2013, respectively)	1,007.8	1,004.5
Paid-in capital	1,596.0	1,571.5
Retained earnings	2,687.7	2,303.1
Accumulated other comprehensive income	169.0	287.5
Common stock in treasury (58,385,963 and 54,520,169 shares at September 27, 2014 and December 31, 2013, respectively)	(3,417.2)	(3,008.6)
Total SPX Corporation shareholders’ equity	2,043.3	2,158.0
Noncontrolling interests	11.9	14.0
Total equity	2,055.2	2,172.0
TOTAL LIABILITIES AND EQUITY	$6,335.8	$6,856.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 27,	September 28,
	2014	2013
Cash flows used in operating activities:
Net income	$431.6	$125.7
Less: Income from discontinued operations, net of tax	16.9	8.8
Income from continuing operations	414.7	116.9
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	18.3	25.1
Impairment of intangible assets	—	2.0
Gain on asset sales	(491.1)	—
Loss on early extinguishment of debt	32.5	—
Deferred and other income taxes	(44.3)	102.3
Depreciation and amortization	81.9	84.5
Pension and other employee benefits	39.0	0.9
Stock-based compensation	33.9	29.3
Other, net	0.7	4.2
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable and other assets	19.6	78.1
Inventories	(72.8)	(58.5)
Accounts payable, accrued expenses and other	(77.2)	(263.8)
Discretionary pension contribution	—	(250.0)
Cash spending on restructuring actions	(21.4)	(21.1)
Net cash used in continuing operations	(66.2)	(150.1)
Net cash from (used in) discontinued operations	3.2	(7.4)
Net cash used in operating activities	(63.0)	(157.5)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	581.4	9.8
Increase in restricted cash	(0.6)	(0.1)
Capital expenditures	(41.4)	(42.5)
Net cash from (used in) continuing operations	539.4	(32.8)
Net cash from discontinued operations	107.5	1.5
Net cash from (used in) investing activities	646.9	(31.3)
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	(530.6)	—
Borrowings under senior credit facilities	467.0	287.0
Repayments under senior credit facilities	(207.0)	(287.0)
Borrowings under trade receivables agreement	80.0	35.0
Repayments under trade receivables agreement	(11.0)	(35.0)
Net repayments under other financing arrangements	(55.0)	(9.7)
Purchases of common stock	(414.3)	(249.0)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(12.9)	(16.5)
Financing fees paid	(0.4)	—
Change in noncontrolling interest in subsidiary	(0.8)	1.9
Dividends paid	(44.7)	(23.5)
Net cash used in continuing operations	(729.7)	(296.8)
Net cash from discontinued operations	—	—
Net cash used in financing activities	(729.7)	(296.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(44.1)	(7.8)
Net change in cash and equivalents	(189.9)	(493.4)
Consolidated cash and equivalents, beginning of period	691.8	984.1
Consolidated cash and equivalents, end of period	$501.9	$490.7

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

On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income (expense), net” during the first quarter of 2014. Prior to the sale, we accounted for our investment in EGS on a three-month lag. As a result of the sale, we recorded no equity earnings related to this investment during the three and nine months ended September 27, 2014, while equity earnings related to this investment totaled $11.4 and $30.5 during the three and nine months ended September 28, 2013, respectively. Summarized financial results for EGS for the three and nine months ended June 30, 2013 were as follows:

	Three months ended	Nine months ended
	June 30, 2013	June 30, 2013
Revenues	$129.1	$380.2
Gross profit	57.0	164.7
Income from continuing operations	25.7	68.5
Net income	25.7	68.5

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations.

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2014 were March 29, June 28 and September 27, compared to the respective March 30, June 29 and September 28, 2013 dates. We had one less day in the first quarter of 2014 and will have one more day in the fourth quarter of 2014 than in the respective 2013 periods.

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Fenn LLC (“Fenn”)	Q3 2013	Q3 2014
SPX Precision Components (“Precision Components”)	Q3 2013	Q2 2014
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

Fenn — Sold for cash consideration of $3.5 during the third quarter of 2014, resulting in a loss, net of taxes, of $0.4.

Precision Components — Sold for cash consideration of $63.0 during the second quarter of 2014, resulting in a loss, net of taxes, of $7.3. During the third quarter of 2014, we reduced the net loss by $0.4, primarily as a result of revisions to certain liabilities related to the sale, and paid $0.4 associated with the working capital settlement.

TPS — Sold for cash consideration of $38.5 and a promissory note of $4.0 during the first quarter of 2014, resulting in a gain, net of taxes, of $21.5. During the third quarter of 2014, the amount due under the promissory note was collected in full, and we reduced the net gain on the sale of the business by $0.3 related to revisions of certain retained liabilities associated with the sale.

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

In addition to the businesses discussed above, we recognized net losses of $2.6 and $1.9 during the three and nine months ended September 27, 2014, respectively, and net losses of $3.4 and $3.8 during the three and nine months ended September 28, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

For the three and nine months ended September 27, 2014 and September 28, 2013, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Income from discontinued operations	$3.3	$9.0	$36.9	$13.3
Income tax provision	(4.3)	(3.6)	(20.0)	(4.5)
Income (loss) from discontinued operations, net	$(1.0)	$5.4	$16.9	$8.8

For the three and nine months ended September 27, 2014 and September 28, 2013, results of operations for discontinued operations were as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues	$13.4	$50.7	$63.1	$154.2
Pre-tax income	3.4	8.6	8.0	15.9

The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying condensed consolidated balance sheets are as follows:

	September 27,	December 31,
	2014	2013
Assets:
Accounts receivable, net	$6.6	$22.8
Inventories, net	3.6	37.6
Other current assets	0.1	1.2
Property, plant and equipment, net	4.0	16.3
Goodwill and intangibles, net	35.7	70.4
Assets of discontinued operations	$50.0	148.3

Liabilities:
Accounts payable	$4.4	$13.3
Accrued expenses	2.4	18.6
Liabilities of discontinued operations	$6.8	$31.9

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments were as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues: (1)
Flow Technology reportable segment	$638.5	$651.6	$1,916.6	$1,918.0
Thermal Equipment and Services reportable segment	338.8	324.1	945.7	979.5
Industrial Products and Services and Other	180.8	170.1	544.9	500.7
Total revenues	$1,158.1	$1,145.8	$3,407.2	$3,398.2

Income:
Flow Technology reportable segment	$97.5	$83.1	$252.0	$205.1
Thermal Equipment and Services reportable segment	23.2	21.7	41.9	49.6
Industrial Products and Services and Other	19.0	24.7	66.6	69.1
Total income for reportable and other operating segments	139.7	129.5	360.5	323.8

Corporate expense	(24.7)	(26.2)	(79.0)	(82.2)
Pension and postretirement (expense) income	(2.8)	4.2	(25.6)	12.7
Stock-based compensation expense	(4.6)	(3.7)	(33.9)	(29.3)
Impairment of intangible assets	—	—	—	(2.0)
Special charges, net	(4.1)	(6.9)	(18.3)	(25.1)

Consolidated operating income	$103.5	$96.9	$203.7	$197.9

(1)                                Under the percentage of completion method, we recognized revenues of $310.7 and $317.2 in the three months ended September 27, 2014 and September 28, 2013, respectively. For the nine months ended September 27, 2014 and September 28, 2013, revenues under the percentage of completion method were $880.7 and $1,012.9, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage of completion method were $288.4 and $285.3 as of September 27, 2014 and December 31, 2013, respectively, and are reported as a component of  ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $184.9 and $218.4 as of September 27, 2014 and December 31, 2013, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and nine months ended September 27, 2014 and September 28, 2013 are described in more detail below:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Flow Technology reportable segment	$2.8	$6.4	$12.9	$11.4
Thermal Equipment and Services reportable segment	1.5	0.4	3.0	12.0
Industrial Products and Services and Other	—	0.1	1.7	1.2
Corporate	(0.2)	—	0.7	0.5
Total	$4.1	$6.9	$18.3	$25.1

Flow Technology Reportable Segment — Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with restructuring initiatives at various locations in Europe and the U.S. These actions were taken primarily to reduce the cost base of Clyde Union, as we continue to integrate the business into our Flow Technology reportable segment, and to reorganize the food and beverage commercial organization in Europe. Charges for the three and nine months ended September 28, 2013 related primarily to severance costs associated with (i) restructuring initiatives at Clyde Union locations in the U.K. and the U.S. and (ii) the operational realignment of the segment’s reporting structure.

Thermal Equipment and Services Reportable Segment — Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with (i) the restructuring of a regional sales organization within the boiler products business, (ii) the closure of a facility in China and (iii) various restructuring initiatives in Germany. Charges for the three and nine months ended September 28, 2013 related primarily to severance and other costs associated with restructuring actions at our Balcke Duerr business in Germany.

Industrial Products and Services and Other — Charges for the nine months ended September 27, 2014 and the three and nine months ended September 28, 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S.

Corporate — The credit for the three months ended September 27, 2014 and charges for the nine months ended September 27, 2014 related primarily to costs (or reversals of previously accrued costs) associated with our efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013. Charges for the nine months ended September 28, 2013 related to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

Expected charges still to be incurred under actions approved as of September 27, 2014 are approximately $1.0.

The following is an analysis of our restructuring liabilities for the nine months ended September 27, 2014 and September 28, 2013:

	Nine months ended
	September 27,	September 28,
	2014	2013
Balance at beginning of period	$19.0	$16.4
Special charges (1)	17.6	27.5
Utilization — cash (2)	(22.0)	(23.8)
Currency translation adjustment and other	0.1	0.5
Balance at end of period	$14.7	$20.6

(1)                   The nine months ended September 27, 2014 and September 28, 2013 included $0.0 and $4.4, respectively, of charges that related to discontinued operations for which we have retained the related liabilities, and excluded $0.7 and $2.0, respectively, of non-cash charges that did not impact the restructuring liabilities.

(2)                   The nine months ended September 27, 2014 and September 28, 2013 included $0.6 and $2.7, respectively, of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories, net, were as follows:

	September 27, 2014	December 31, 2013

Finished goods	$152.5	$147.5
Work in process	187.9	165.0
Raw materials and purchased parts	243.6	210.6
Total FIFO cost	584.0	523.1
Excess of FIFO cost over LIFO inventory value	(20.4)	(20.9)
Total inventories, net	$563.6	$502.2

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 20% and 19% of total inventory at September 27, 2014 and December 31, 2013, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		Resulting from		Currency
	December 31,	Business		Translation	September 27,
	2013	Combinations	Impairments	and Other	2014
Flow Technology reportable segment
Gross goodwill	$1,120.2	$—	$—	$(41.0)	$1,079.2
Accumulated impairments	—	—	—	—	—
Goodwill	1,120.2	—	—	(41.0)	1,079.2

Thermal Equipment and Services reportable segment
Gross goodwill	570.0	—	—	(12.1)	557.9
Accumulated impairments	(399.5)	—	—	7.0	(392.5)
Goodwill	170.5	—	—	(5.1)	165.4

Industrial Products and Services and Other
Gross goodwill	366.8	—	—	0.1	366.9
Accumulated impairments	(140.5)	—	—	—	(140.5)
Goodwill	226.3	—	—	0.1	226.4

Total
Gross goodwill	2,057.0	—	—	(53.0)	2,004.0
Accumulated impairments	(540.0)	—	—	7.0	(533.0)
Goodwill	$1,517.0	$—	$—	$(46.0)	$1,471.0

Other Intangibles

Identifiable intangible assets comprised the following:

	September 27, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Patent	$11.5	$(8.7)	$2.8	$11.5	$(8.3)	$3.2
Technology	189.8	(58.8)	131.0	196.3	(52.4)	143.9
Customer relationships	401.4	(89.3)	312.1	412.0	(78.6)	333.4
Other	29.5	(18.6)	10.9	31.0	(18.6)	12.4
	632.2	(175.4)	456.8	650.8	(157.9)	492.9
Trademarks with indefinite lives	424.1	—	424.1	431.8	—	431.8
Total	$1,056.3	$(175.4)	$880.9	$1,082.6	$(157.9)	$924.7

At September 27, 2014, the net carrying value of intangible assets with determinable lives consisted of $406.2 in the Flow Technology reportable segment, $43.3 in the Thermal Equipment and Services reportable segment and $7.3 in Industrial Products and Services and Other. At September 27, 2014, trademarks with indefinite lives consisted of $280.2 in the Flow Technology reportable segment, $125.7 in the Thermal Equipment and Services reportable segment and $18.2 in Industrial Products and Services and Other.

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

No impairment charges were recorded in the first nine months of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union. Other changes in the gross carrying value of trademarks and other identifiable intangible assets relate primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 27,	September 28,
	2014	2013
Balance at beginning of period	$54.8	$59.7
Provisions	20.9	15.1
Usage	(23.5)	(22.4)
Balance at end of period	52.2	52.4
Less: Current portion of warranty	40.0	42.6
Non-current portion of warranty	$12.2	$9.8

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

Net periodic benefit expense (income) for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Service cost	$1.8	$1.9	$5.4	$5.6
Interest cost	4.5	12.0	15.7	36.0
Expected return on plan assets	(4.7)	(18.8)	(14.9)	(56.3)
Settlement charges (credits), net (1)	(0.1)	—	0.4	—
Recognized net actuarial loss (2)	—	—	14.8	—
Total net periodic pension benefit expense (income)	$1.5	$(4.9)	$21.4	$(14.7)

(1)                                 For the nine months ended September 27, 2014, includes the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.2 reduction to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

(2)                                 For the nine months ended September 27, 2014, includes the actuarial loss resulting from the remeasurement of the assets and obligations of the Plan in the first quarter of 2014, which was required in connection with the lump-sum payment action noted above.

Foreign Pension Plans

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Service cost	$0.7	$0.6	$2.1	$2.0
Interest cost	3.5	3.4	10.5	10.0
Expected return on plan assets	(4.3)	(4.4)	(12.8)	(13.1)
Total net periodic pension benefit income	(0.1)	(0.4)	(0.2)	(1.1)
Less: Net periodic pension benefit income of discontinued operations	(0.1)	(0.2)	(0.3)	(0.2)
Net periodic pension benefit expense (income) of continuing operations	$—	$(0.2)	$0.1	$(0.9)

Postretirement Plans

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.4	$0.3
Interest cost	1.3	1.2	3.9	3.6
Amortization of unrecognized prior service credits	(0.1)	(0.4)	(0.2)	(1.0)
Net periodic postretirement benefit expense	$1.3	$0.9	$4.1	$2.9

Employer Contributions

During the first nine months of 2014, we made contributions to our domestic and foreign pension plans of approximately $9.7, of which $2.0 related to businesses that have been disposed of and had been classified as discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 27,

2014:

	December 31, 2013	Borrowings	Repayments	Other (5)	September 27, 2014
Domestic revolving loan facility	$—	$367.0	$(207.0)	$—	$160.0
Term loan (1)	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	80.0	(11.0)	—	69.0
Other indebtedness (4)	100.6	9.2	(64.2)	4.1	49.7
Total debt	1,675.6	$556.2	$(782.2)	$4.1	1,453.7
Less: short-term debt	26.9				264.2
Less: current maturities of long-term debt	558.7				16.5
Total long-term debt	$1,090.0				$1,173.0

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

(3)                                 Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At September 27, 2014, we had $0.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $69.0.

(4)                                 Primarily included capital lease obligations of $14.5 and $73.0 and balances under purchase card programs of $29.3 and $25.4 at September 27, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(5)                                 “Other” primarily includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2013 Annual Report on Form 10-K.

At September 27, 2014, we had $54.2 and $693.8, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $5.9 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.6% at September 27, 2014.

At September 27, 2014, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2013 Annual Report on Form 10-K.

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

We had FX forward contracts with an aggregate notional amount of $200.9 and $191.3 outstanding as of September 27, 2014 and December 31, 2013, respectively, with all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $150.1 and $145.8 at September 27, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.8 and $1.0 as of September 27, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of September 27, 2014 to income within 12 months.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 27, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 6.4 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 27, 2014 and December 31, 2013, the fair value of these contracts was $0.7 (current liabilities) and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.2 as of September 27, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of September 27, 2014 to income within 12 months.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at September 27, 2014 and December 31, 2013, respectively:

	September 27, 2014			December 31, 2013
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX forward contracts:
Counterparty A	$0.2	$(0.1)	$0.1	$0.7	$(0.1)	$0.6
Counterparty B	0.1	(1.8)	(1.7)	0.1	(0.4)	(0.3)
Aggregate of other counterparties	0.1	(0.8)	(0.7)	0.3	—	0.3
Totals (1)	$0.4	$(2.7)	$(2.3)	$1.1	$(0.5)	$0.6

Commodity contracts:
Counterparty A (2)	$—	$(0.7)	$(0.7)	$0.4	$—	$0.4

(1)     We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets are as follows:

	September 27,	December 31,
	2014	2013
Designated as hedging instruments:
Other current assets	$0.1	$0.3

Not designated as hedging instruments:
Other current assets	—	0.6
Accrued expenses	(2.4)	(0.3)
	(2.4)	0.3
Net fair value of FX forward contracts	$(2.3)	$0.6

(2)     Related contracts are designated as hedging instruments. Net amounts at September 27, 2014 and December 31, 2013 are recorded in “Accrued expenses” and “Other current assets,” respectively.

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of September 27, 2014 and December 31, 2013:

	September 27,	December 31,
Balance Sheet Classification	2014	2013
Other current assets	$1.7	$0.7
Other assets	0.9	—
Accrued expenses	(5.0)	(6.5)
Other long-term liabilities	(1.2)	(2.1)
	$(3.6)	$(7.9)

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
FX forward contracts	$0.1	$(0.2)	$0.6	$(4.2)
Commodity contracts	(0.8)	0.8	(1.5)	(1.5)
	$(0.7)	$0.6	$(0.9)	$(5.7)

The following summarizes the pre-tax loss related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Revenues’’ for FX forward contracts and ‘‘Cost of products sold’’ for commodity contracts for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
FX forward contracts	$—	$(2.1)	$—	$(3.0)
Commodity contracts	(0.3)	(0.6)	(0.5)	(0.5)
	$(0.3)	$(2.7)	$(0.5)	$(3.5)

During the nine months ended September 28, 2013, losses of $0.2 were recognized in ‘‘Other income (expense), net’’ relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and nine months ended September 27, 2014 and September 28, 2013 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
FX forward contracts	$(4.6)	$0.9	$(2.8)	$(1.0)
FX embedded derivatives	3.1	(0.8)	1.0	4.9
	$(1.5)	$0.1	$(1.8)	$3.9

(12)         EQUITY AND STOCK-BASED COMPENSATION

Income Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Weighted-average number of common shares used in basic income per share	41.796	44.709	43.024	45.592
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.568	0.328	0.748	0.548
Weighted-average number of common shares and dilutive securities used in diluted income per share	42.364	45.037	43.772	46.140

There were no stock options outstanding during the nine months ended September 27, 2014. All stock options outstanding were included in the computation of diluted income per share during the three and nine months ended September 28, 2013.

For the three and nine months ended September 27, 2014, 0.173 and 0.058 of unvested restricted stock shares and restricted stock units, respectively, were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our 2013 Annual Report on Form 10-K) were not met, compared to 0.857 and 0.758 for the three and nine months ended September 28, 2013, respectively.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, or to non-employee directors under the 2006 Non-Employee Director’s Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2013 Annual Report on Form 10-K.

Compensation expense within income from continuing operations related to restricted stock shares and restricted stock units totaled $4.6 and $3.7 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $33.9 and $29.3 for the nine months ended September 27, 2014 and September 28, 2013, respectively. The related tax benefit was $1.8 and $1.4 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $12.4 and $10.7 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$285.3	$(0.9)	$0.3	$284.7
Other comprehensive loss before reclassifications	(115.3)	(0.5)	—	(115.8)
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.1)	0.1
Current-period other comprehensive loss	(115.3)	(0.3)	(0.1)	(115.7)
Balance at end of period	$170.0	$(1.2)	$0.2	$169.0

(1)        Net of tax benefit of $1.0 and $0.9 as of September 27, 2014 and June 28, 2014, respectively.

(2)        Net of tax provision of $(0.1) as of September 27, 2014 and June 28, 2014.

The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended

September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(126.8)	(0.8)	3.6	0.2	(123.8)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.1	4.8	5.3
Current-period other comprehensive income (loss)	(126.8)	(0.4)	3.7	5.0	(118.5)
Balance at end of period	$170.0	$(1.2)	$—	$0.2	$169.0

(1)        Net of tax benefit of $1.0 as of September 27, 2014 and December 31, 2013.

(2)        Net of tax (provision) benefit of $(0.1) and $2.2 as of September 27, 2014 and December 31, 2013, respectively. The balance as of December 31, 2013 primarily includes $(5.0), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013. In connection with the sale of our interest in EGS during the first quarter of 2014, as described in Note 1, we recognized our share of the pension liability adjustment for EGS as a component of the gain on sale of our investment interest.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 28, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$221.5	$(4.4)	$(3.8)	$(4.3)	$209.0
Other comprehensive income (loss) before reclassifications	70.1	0.5	(0.8)	—	69.8
Amounts reclassified from accumulated other comprehensive income	—	1.8	—	(0.2)	1.6
Current-period other comprehensive income (loss)	70.1	2.3	(0.8)	(0.2)	71.4
Balance at end of period	$291.6	$(2.1)	$(4.6)	$(4.5)	$280.4

(1)        Net of tax benefit of $1.9 and $2.9 as of September 28, 2013 and June 29, 2013, respectively.

(2)        Net of tax benefit of $2.0 and $1.9 as of September 28, 2013 and June 29, 2013, respectively. Includes $(5.0) related to our share of the pension liability adjustment for EGS as of September 28, 2013 and June 29, 2013.

The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 28, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at beginning of period	$293.8	$(3.3)	$(3.1)	$(2.6)	$284.8
Other comprehensive loss before reclassifications	(2.2)	(1.1)	(1.5)	(1.2)	(6.0)
Amounts reclassified from accumulated other comprehensive income	—	2.3	—	(0.7)	1.6
Current-period other comprehensive income (loss)	(2.2)	1.2	(1.5)	(1.9)	(4.4)
Balance at end of period	$291.6	$(2.1)	$(4.6)	$(4.5)	$280.4

(1)        Net of tax benefit of $1.9 and $2.5 as of September 28, 2013 and December 31, 2012, respectively.

(2)        Net of tax benefit of $2.0 and $1.2 as of September 28, 2013 and December 31, 2012, respectively. Includes $(5.0) and $(3.8) related to our share of the pension liability adjustment for EGS as of September 28, 2013 and December 31, 2012, respectively.

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended September 27, 2014 and September 28, 2013:

	Amount Reclassified from AOCI
	Three months ended		Affected Line Items in the Condensed
	September 27, 2014	September 28, 2013	Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.3	$0.6	Cost of products sold
FX forward contracts	—	2.2	Revenues
Pre-tax	0.3	2.8
Income taxes	(0.1)	(1.0)
	$0.2	$1.8

Pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.1)	$(0.4)	Selling, general and administrative
Pre-tax	(0.1)	(0.4)
Income taxes	—	0.2
	$(0.1)	$(0.2)

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the nine months ended September 27, 2014 and September 28, 2013:

	Amount Reclassified from AOCI
	Nine months ended		Affected Line Items in the Condensed
	September 27, 2014	September 28, 2013	Consolidated Statement of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.5	$0.5	Cost of products sold
FX forward contracts	—	3.0	Revenues
Pre-tax	0.5	3.5
Income taxes	(0.1)	(1.2)
	$0.4	$2.3

Loss on available-for-sale securities	$0.1	$—	Other income (expense), net

(Gains) losses on pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$7.4	$—	Other income (expense), net
Amortization of unrecognized prior service credits	(0.2)	(1.0)	Selling, general and administrative
Pre-tax	7.2	(1.0)
Income taxes	(2.4)	0.3
	$4.8	$(0.7)

Common Stock in Treasury

On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During the first nine months of 2014, we repurchased 4.029 shares of our common stock for $414.3 under this trading plan.

During the first quarter of 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases under a trading plan that we entered into during 2012. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the first nine months of 2013.

During the nine months ended September 27, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $13.6 and increased by $7.9 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

During the nine months ended September 28, 2013, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $14.1 and increased by $11.0 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

On February 10, 2014, we implemented a dividend increase effective with the first quarterly dividend payment of 2014. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly. The dividends declared totaled $16.3, $16.1 and $15.9 during the first, second and third quarters of 2014, respectively, and $11.4, $11.5 and $11.4 during the first, second and third quarters of 2013, respectively. Third quarter dividends were paid on October 2, 2014 and October 2, 2013, respectively.

Changes in Equity

A summary of the changes in equity for the three months ended September 27, 2014 and September 28, 2013 is provided below:

	September 27, 2014			September 28, 2013
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,243.8	$12.6	$2,256.4	$1,950.1	$12.9	$1,963.0
Net income (loss)	63.5	0.3	63.8	69.3	(0.8)	68.5
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.1 and $(1.0) for the three months ended September 27, 2014 and September 28, 2013, respectively	(0.3)	—	(0.3)	2.3	—	2.3
Net unrealized losses on available-for-sale securities	—	—	—	(0.8)	—	(0.8)
Pension liability adjustment, net of tax benefit of $0.0 and $0.1 for the three months ended September 27, 2014 and September 28, 2013, respectively	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Foreign currency translation adjustments	(115.3)	(0.2)	(115.5)	70.1	0.7	70.8
Total comprehensive income (loss), net	(52.2)	0.1	(52.1)	140.7	(0.1)	140.6
Dividends declared	(15.9)	—	(15.9)	(11.4)	—	(11.4)
Exercise of stock options and other incentive plan activity, including related tax benefit of $0.3 and $0.0 for the three months ended September 27, 2014 and September 28, 2013, respectively	3.8	—	3.8	3.7	—	3.7
Stock-based compensation expense, including $0.1 and $0.0 related to discontinued operations, for the three months ended September 27, 2014 and September 28, 2013, respectively	4.7	—	4.7	3.7	—	3.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	(1.0)	—	(1.0)	(2.0)	—	(2.0)
Common stock repurchases	(139.9)	—	(139.9)	—	—	—
Other changes in noncontrolling interests	—	(0.8)	(0.8)	(3.0)	1.3	(1.7)
Equity, end of period	$2,043.3	$11.9	$2,055.2	$2,081.8	$14.1	$2,095.9

A summary of the changes in equity for the nine months ended September 27, 2014 and September 28, 2013 is provided below:

	September 27, 2014			September 28, 2013
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$2,158.0	$14.0	$2,172.0	$2,224.2	$11.3	$2,235.5
Net income (loss)	432.9	(1.3)	431.6	123.2	2.5	125.7
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.0 and $(0.6) for the nine months ended September 27, 2014 and September 28, 2013, respectively	(0.4)	—	(0.4)	1.2	—	1.2
Net unrealized gains (losses) on available-for-sale securities	3.7	—	3.7	(1.5)	—	(1.5)
Pension liability adjustment, net of tax (provision) benefit of $(2.3) and $0.8 for the nine months ended September 27, 2014 and September 28, 2013, respectively	5.0	—	5.0	(1.9)	—	(1.9)
Foreign currency translation adjustments	(126.8)	0.4	(126.4)	(2.2)	(0.6)	(2.8)
Total comprehensive income (loss), net	314.4	(0.9)	313.5	118.8	1.9	120.7
Dividends declared	(48.3)	—	(48.3)	(34.3)	—	(34.3)
Exercise of stock options and other incentive plan activity, including related tax benefit of $9.5 and $5.8 for the nine months ended September 27, 2014 and September 28, 2013, respectively	21.9	—	21.9	18.1	—	18.1
Stock-based compensation expense, including $0.1 and $0.0 related to discontinued operations, for the nine months ended September 27, 2014 and September 28, 2013, respectively	34.0	—	34.0	29.3	—	29.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	(22.4)	—	(22.4)	(22.3)	—	(22.3)
Common stock repurchases	(414.3)	—	(414.3)	(249.0)	—	(249.0)
Other changes in noncontrolling interests	—	(1.2)	(1.2)	(3.0)	0.9	(2.1)
Equity, end of period	$2,043.3	$11.9	$2,055.2	$2,081.8	$14.1	$2,095.9

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $608.3 (including $564.4 for risk management matters) and $610.1 (including $565.0 for risk management matters) at September 27, 2014 and December 31, 2013, respectively. Of these amounts, $558.8 and $561.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 27, 2014 and December 31, 2013, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $496.7 at September 27, 2014 and December 31, 2013 included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

We are subject to litigation matters that arise in the normal course of business.  We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of September 27, 2014, we had liabilities for site investigation and/or remediation at 91 sites (94 sites at December 31, 2013) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, as of September 27, 2014, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites (23 sites at December 31, 2013) at which the liability has not been settled, of which 8 sites (6 sites at December 31, 2013) have been active in the past few years.  These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

In our opinion, after considering accruals established for such purposes, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment is not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of September 27, 2014, our share of the aggregate contract value on open consortium arrangements was $130.7 (of which approximately 94% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $409.3. As of December 31, 2013, our share of the aggregate contract value on open consortium arrangements was $139.3 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $433.8. At September 27, 2014 and December 31, 2013, we recorded liabilities of $0.7 and $1.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Uncertain Tax Benefits

As of September 27, 2014, we had gross unrecognized tax benefits of $82.7 (net unrecognized tax benefits of $44.0), of which $43.4, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 27, 2014, gross accrued interest totaled $9.3 (net accrued interest of $7.0) and penalties totaled $7.1.

Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $20.0 to $30.0. The previously unrecognized tax benefits relate to a variety of tax issues, including tax matters relating to deemed income inclusions, transfer pricing, and various state matters.

Other Tax Matters

For the three months ended September 27, 2014, we recorded an income tax provision of $26.0 on $90.8 of pre-tax income from continuing operations, resulting in an effective rate of 28.6%. This compares to an income tax provision for the three months ended September 28, 2013 of $16.6 on $79.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.8%. The effective tax rate for the third quarter of 2014 was impacted unfavorably by income tax charges of (i) $4.0 related to incremental state income taxes provided in connection with the gain recorded during the first quarter on the sale of our interest in EGS and (ii) $1.4 related to valuation allowances recorded against certain foreign deferred income tax assets, partially offset by $0.4 of tax benefits recorded in connection with various audit settlements and statute expirations. The effective tax rate for the third quarter of 2013 was impacted favorably by income tax benefits of (i) $6.4 associated with net reductions to valuation allowances recorded against certain foreign deferred income tax assets and (ii) $2.3 recorded in connection with various audit settlements and statute expirations during the period.

For the nine months ended September 27, 2014, we recorded an income tax provision of $202.6 on $617.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 32.8%. This compares to an income tax provision for the nine months ended September 28, 2013 of $30.2 on $147.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.5%. The most significant items impacting the effective tax rate for the first nine months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter on the sale of our interest in EGS, and the favorable impacts of (i) $10.3 of tax benefits related to various audit settlements and statute expirations and (ii) $6.7 of tax benefits related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $12.2 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets. The effective tax rate for the first nine months of 2013 was impacted favorably by the $8.7 of tax benefits noted above that were realized during the third quarter of 2013, as well as tax benefits realized during the first half of 2013 of $4.1 related to the Research and Experimentation Credit generated in 2012, $2.0 related to various foreign tax credits, and $1.8 for statute expirations.

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

Our federal income tax returns for the 2008 through 2013 tax years are subject to examination. The IRS is currently auditing the 2008 to 2012 tax return years. With regard to all open tax years, we believe any contingencies are adequately provided for.

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

There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy for the nine months ended September 27, 2014 and September 28, 2013.

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

As of September 27, 2014, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

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

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At September 27, 2014 and December 31, 2013, these assets had a fair value of $5.4 and $1.4, respectively, which are estimated using various valuation models, including the Monte Carlo simulation model.

Assets and liabilities measured at fair value on a recurring basis include the following as of September 27, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives and FX forward contracts	$—	$1.8	$—
Other assets — FX embedded derivatives and investment in equity securities	—	0.9	5.4
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	8.1	—
Other long-term liabilities — FX embedded derivatives	—	1.2	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.0	$—
Other assets — Investments in equity securities	3.0	—	1.4
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.1	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 27, 2014 and September 28, 2013, including net unrealized gains (losses) recorded to “Other income (expense), net”:

	Nine months ended
	September 27, 2014	September 28, 2013
Balance at beginning of period	$1.4	$7.5
Cash consideration received	—	(5.2)
Unrealized gains (losses) recorded to earnings	4.0	(0.6)
Balance at end of period	$5.4	$1.7

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of September 27, 2014 and December 31, 2013 were as follows:

	September 27, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$600.0	$657.0	$1,100.0	$1,214.3
Term loan	575.0	575.0	475.0	475.0
Other indebtedness	264.2	264.2	27.6	27.6

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

Certain of our non-financial assets and liabilities are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of September 27, 2014 and December 31, 2013, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

The carrying amount of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximates fair value due to the short maturity of those instruments.

(16)                          PROPOSED SPIN-OFF TRANSACTION

On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, a business currently reported within Industrial Products and Services and Other.  The spin-off would create a new stand-alone, publicly-traded company with projected annual revenues of approximately $3,000.0, focused on providing highly engineered technologies and services to customers in the global power and energy, food and beverage, and industrial markets.  One-time costs, net of income taxes, associated with the planned transaction are expected to be in the range of $60.0 to $80.0, inclusive of income taxes on the potential repatriation of foreign earnings.  We currently expect the transaction to be completed within the next 12 months.  The completion of the spin-off is subject to certain customary conditions, including effectiveness of appropriate filings with the SEC and final approval by our Board of Directors. There are no assurances as to when the planned spin-off will be completed, if at all, or if the spin-off will be completed in the form or within the one-time cost range currently contemplated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Revenues for the three and nine months ended September 27, 2014 generally were comparable to the respective periods in 2013, with the most significant fluctuations related to an increase in sales of power transformers, cooling equipment, heating and ventilation products and decreases in sales associated with our large power projects in South Africa, power and energy pumps and fare collection systems. Income associated with our reportable and other operating segments totaled $139.7 and $360.5 for the three and nine months ended September 27, 2014, respectively, and $129.5 and $323.8 for the three and nine months ended September 28, 2013, respectively. The year-over-year increase in income associated with our reportable and other operating segments was primarily the result of improved operational execution and favorable sales mix within the Flow Technology reportable segment, as well as cost reductions associated with restructuring actions during 2013 and the first quarter of 2014 within the Flow Technology and Thermal Equipment and Services reportable segments.

Cash flows used in continuing operations totaled $66.2 during the first nine months of 2014, compared to $150.1 during the first nine months of 2013. Cash flows for the first nine months of 2014 included approximately $167.0 of income tax payments associated with the sales of our (i) interest in EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture, (ii) Thermal Products Solutions (“TPS”) business, and (iii) SPX Precision Components (“Precision Components”) business (see below for additional details). Cash flows for the nine months ended September 28, 2013 included a discretionary pension contribution of $250.0 to the SPX U.S. Pension Plan.

Other items that impacted our financial performance during the first nine months of 2014 included:

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

•                  Pension plan actions — During a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees under the SPX U.S. Pension Plan (the “Plan”) a voluntary lump-sum payment option in lieu of a future pension benefit under the Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during March 2014 and resulted in a settlement charge of $4.6 being reflected in net periodic pension benefit expense for the first quarter of 2014. In addition, and in connection with the lump-sum payment action, we remeasured the assets and liabilities of the Plan as of March 29, 2014, which resulted in a charge to net periodic pension benefit expense of $14.8 for the three months then ended. Lastly, we reduced net periodic pension benefit expense by $4.2 during the first three quarters of 2014 as a result of a reduction to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

•                  Share repurchases — During the first nine months of 2014, we repurchased 4.029 shares of our common stock under a Rule 10b5-1 trading plan, which was entered into on December 18, 2013 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, for $414.3. Through September 27, 2014, total repurchases under the trading plan were $425.5.

•                  Discontinued operations:

•                  Completed the sale of TPS in the first quarter of 2014 for cash proceeds of $38.5 and a promissory note of $4.0. In connection with the sale, we recorded a gain, net of taxes, of $21.2. The promissory note was collected in full during the third quarter of 2014.

•                  Completed the sale of Precision Components in the second quarter of 2014 for cash proceeds of $63.0. In connection with the sale, we recorded a loss, net of taxes, of $7.3. During the third quarter of 2014, we reduced the net loss by $0.4, associated primarily with revisions to certain liabilities related to the sale, and paid $0.4 associated with the working capital settlement.

•                  Completed the sale of Fenn LLC in the third quarter of 2014 for cash proceeds of $3.5. In connection with the sale, we recorded a loss, net of taxes, of $0.4.

•                  Income taxes — The most significant items impacting the effective tax rate for the first nine months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter on the sale of our interest in EGS, and the favorable impacts of (i) $10.3 of tax benefits related to various audit settlements and statute expirations and (ii) $6.7 of tax benefits related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $12.2 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets.

•                  Special charges — During the nine months ended September 27, 2014, we recorded $18.3 to “Special charges, net,” related primarily to restructuring actions in our Flow Technology reportable segment.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2013 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2014 were March 29, June 28 and September 27, compared to the respective March 30, June 29 and September 28, 2013 dates. We had one less day in the first quarter of 2014 and will have one more day in the fourth quarter of 2014 than in the respective 2013 periods.

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

The following table provides selected financial information for the three and nine months ended September 27, 2014 and September 28, 2013, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth:

	Three months ended			Nine months ended
	September 27,	September 28,		September 27,	September 28,
	2014	2013	% Change	2014	2013	% Change
Revenues	$1,158.1	$1,145.8	1.1	$3,407.2	$3,398.2	0.3
Gross profit	342.1	336.8	1.6	980.9	960.0	2.2
% of revenues	29.5%	29.4%		28.8%	28.3%
Selling, general and administrative expense	226.9	224.8	0.9	734.7	710.6	3.4
% of revenues	19.6%	19.6%		21.6%	20.9%
Intangible amortization	7.6	8.2	(7.3)	24.2	24.4	(0.8)
Impairment of intangible assets	—	—	—	—	2.0		*
Special charges, net	4.1	6.9	(40.6)	18.3	25.1	(27.1)
Other income (expense), net	1.1	(4.1)	(126.8)	490.5	(4.2)		*
Interest expense, net	(14.1)	(24.5)	(42.4)	(45.2)	(77.2)	(41.5)
Loss on early extinguishment of debt	—	—	—	(32.5)	—		*
Equity earnings in joint ventures	0.3	11.4	(97.4)	0.8	30.6	(97.4)
Income from continuing operations before income taxes	90.8	79.7	13.9	617.3	147.1		*
Income tax provision	(26.0)	(16.6)	56.6	(202.6)	(30.2)		*
Income from continuing operations	64.8	63.1	2.7	414.7	116.9		*

Components of consolidated revenue growth:
Organic growth (decline)			1.5			(0.1)
Foreign currency			(0.4)			0.4
Net revenue growth			1.1			0.3

*      Not meaningful for comparison purposes.

Revenues — For the three months ended September 27, 2014, the increase in revenues, compared to the respective 2013 period, was due to organic revenue growth partially offset by the impact of currency rate fluctuations. The increase in organic revenue was due to increased shipments of power transformers and increased sales of cooling equipment and heating and ventilation products in the U.S. These increases in organic revenue were offset partially by lower sales of power and energy pumps, lower sales of fare collection systems, and the expected decline in revenues from our large power projects in South Africa (see “Results of Reportable Segments and Other Operating Segments” for additional details).

For the nine months ended September 27, 2014, the increase in revenues, compared to the respective 2013 period, was due to currency rate fluctuations partially offset by a slight decline in organic revenue. The slight decline in organic revenue was the result of the expected decrease in revenues associated with our large power projects in South Africa, and lower sales of power and energy pumps and fare collection systems. These declines in organic revenue generally were offset by increased shipments of power transformers, increased sales of cooling equipment in the U.S. and Asia Pacific, and increased sales of heating and ventilation products in the U.S. (see “Results of Reportable Segments and Other Operating Segments” for additional details).

Gross Profit — The increase in gross profit and gross profit as a percentage of revenue for the three months ended September 27, 2014, compared to the respective 2013 period, was the result of improved operational execution and favorable sales mix within the Flow Technology reportable segment, cost reductions associated with restructuring initiatives, and the organic revenue growth discussed above. These increases were offset partially by unfavorable sales mix within the group of businesses included in Industrial Products and Services and Other (see “Results of Reportable and Other Operating Segments” for additional details).

The increase in gross profit and gross profit as a percentage of revenue for the nine months ended September 27, 2014, compared to the respective 2013 period, was the result of the improved operational execution and favorable sales mix within the Flow Technology reportable segment and the cost reductions associated with restructuring initiatives noted above, partially offset by $8.3 of charges recorded in the second quarter of 2014 related to increased cost estimates on the large power projects in South Africa and the unfavorable sales mix within the group of businesses included in Industrial Products and Services and Other (see “Results of Reportable and Other Operating Segments” for additional details).

Selling, General and Administrative (“SG&A”) Expenses — For the three months ended September 27, 2014, the increase in SG&A expense, when compared to the respective 2013 period, was due primarily to an increase in pension and postretirement expense of $6.5 (overall increase in pension and postretirement expense of $7.0, with $0.5 of the increase reflected in cost of goods sold), and a $3.9 increase in incentive compensation expense resulting from a projected increase in earnings in 2014.  These increases were largely offset by cost reductions from restructuring actions completed in 2013 and the first quarter of 2014 within our Flow Technology and Thermal Equipment and Services reportable segments.

For the nine months ended September 27, 2014, the increase in SG&A expense, when compared to the respective 2013 period, was due primarily to an increase in pension and postretirement expense of $35.7 (overall increase in pension and postretirement expense of $38.3, with $2.6 of the increase reflected in cost of goods sold), and a $15.4 increase in incentive compensation expense. These increases were partially offset by cost reductions from the restructuring actions noted above.

Intangible Amortization — For the three and nine months ended September 27, 2014, the decrease in intangible amortization was due primarily to the impact of foreign currency translation.

Impairment of Intangible Assets — No impairment charges were recorded in the first nine months of 2014. In the first quarter of 2013, we recorded an impairment charge of $2.0 related to the trademarks of Clyde Union.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2014 and 2013.

Other Income (Expense), net — Other income, net, for the three months ended September 27, 2014 was composed primarily of gains on currency forward embedded derivatives (“FX embedded derivatives”) of $3.1, net gains on investments of $1.9 and foreign currency transaction gains of $0.6, partially offset by losses on foreign currency forward contracts (“FX forward contracts”) of $4.6.

Other expense, net, for the three months ended September 28, 2013 was composed primarily of foreign currency transaction losses of $5.6 and losses on FX embedded derivatives of $0.8, partially offset by net gains on investments of $1.4 and gains on FX forward contracts of $0.9.

Other income, net, for the nine months ended September 27, 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, net gains on investments of $5.3 and gains on FX embedded derivatives of $1.0, partially offset by foreign currency transaction losses of $3.9 and losses on FX forward contracts of $2.8.

Other expense, net, for the nine months ended September 28, 2013 was composed primarily of foreign currency transaction losses of $13.3 and losses on FX forward contracts of $1.2, partially offset by net gains on investments of $5.3 and gains on FX embedded derivatives of $4.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended September 27, 2014, when compared to the same periods in 2013, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower average interest rates and fees related to our senior credit facilities during the three and nine months ended September 27, 2014, compared to the respective periods in 2013. Refer to the discussion of Liquidity and Financial Condition in our 2013 Annual Report on Form 10-K for details pertaining to our 2013 debt activity.

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

Equity Earnings in Joint Ventures — Prior to 2014, our equity earnings in joint ventures were attributable primarily to our investment in EGS. As previously noted, we completed the sale of our investment interest in EGS on January 7, 2014. Accordingly, we recognized no equity earnings from this joint venture during the three and nine months ended September 27, 2014. Our equity earnings from this investment totaled $11.4 and $30.5 during the three and nine months ended September 28, 2013. See Note 1 to our condensed consolidated financial statements for further discussion regarding the sale of our EGS interest.

Income Tax Provision — For the three months ended September 27, 2014, we recorded an income tax provision of $26.0 on $90.8 of pre-tax income from continuing operations, resulting in an effective rate of 28.6%. This compares to an income tax provision for the three months ended September 28, 2013 of $16.6 on $79.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.8%. The effective tax rate for the third quarter of 2014 was impacted unfavorably by income tax charges of (i) $4.0 related to incremental state income taxes provided in connection with the gain recorded during the first quarter on the sale of our interest in EGS and (ii) $1.4 related to valuation allowances recorded against certain foreign deferred income tax assets, partially offset by $0.4 of tax benefits recorded in connection with various audit settlements and statute expirations. The effective tax rate for the third quarter of 2013 was impacted favorably by income tax benefits of (i) $6.4 associated with net reductions to valuation allowances recorded against certain foreign deferred income tax assets and (ii) $2.3 recorded in connection with various audit settlements and statute expirations during the period.

For the nine months ended September 27, 2014, we recorded an income tax provision of $202.6 on $617.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 32.8%. This compares to an income tax provision for the nine months ended September 28, 2013 of $30.2 on $147.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 20.5%. The most significant items impacting the effective tax rate for the first nine months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter on the sale of our interest in EGS, and the favorable impacts of (i) $10.3 of tax benefits related to various audit settlements and statute expirations and (ii) $6.7 of tax benefits related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $12.2 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets. The effective tax rate for the first nine months of 2013 was impacted favorably by the $8.7 of tax benefits noted above that were realized during the third quarter of 2013, as well as tax benefits realized during the first half of 2013 of $4.1 related to the Research and Experimentation Credit generated in 2012, $2.0 related to various foreign tax credits, and $1.8 for statute expirations.

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

The following businesses, which have been sold or for which operations have been terminated, met these requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Fenn LLC (“Fenn”)	Q3 2013	Q3 2014
SPX Precision Components (“Precision Components”)	Q3 2013	Q2 2014
Thermal Product Solutions (“TPS”)	Q3 2013	Q1 2014
Broadcast Antenna System business (“Dielectric”)	Q2 2013	Q2 2013
Crystal Growing business (“Kayex”)	Q1 2013	Q1 2013

Fenn — Sold for cash consideration of $3.5 during the third quarter of 2014, resulting in a loss, net of taxes, of $0.4.

Precision Components — Sold for cash consideration of $63.0 during the second quarter of 2014, resulting in a loss, net of taxes, of $7.3. During the third quarter of 2014, we reduced the net loss by $0.4, primarily as a result of  revisions to certain liabilities related to the sale, and paid $0.4 associated with the working capital settlement.

TPS — Sold for cash consideration of $38.5 and a promissory note of $4.0 during the first quarter of 2014, resulting in a gain, net of taxes, of $21.5. During the third quarter of 2014, the amount due under the promissory note was collected in full, and we reduced the net gain on the sale of the business by $0.3 related to revisions of certain retained liabilities associated with the sale.

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

In addition to the businesses discussed above, we recognized net losses of $2.6 and $1.9 during the three and nine months ended September 27, 2014, respectively, and net losses of $3.4 and $3.8 during the three and nine months ended September 28, 2013, respectively, resulting from adjustments to gains/losses on dispositions of previously discontinued businesses. Refer to the consolidated financial statements contained in our 2013 Annual Report on Form 10-K for the disclosure of all businesses discontinued during 2011, 2012 and 2013.

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

For the three and nine months ended September 27, 2014 and September 28, 2013, income from discontinued operations and the related income taxes are shown below:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Income from discontinued operations	$3.3	$9.0	$36.9	$13.3
Income tax provision	(4.3)	(3.6)	(20.0)	(4.5)
Income (loss) from discontinued operations, net	$(1.0)	$5.4	$16.9	$8.8

For the three and nine months ended September 27, 2014 and September 28, 2013, results of operations for discontinued operations were as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues	$13.4	$50.7	$63.1	$154.2
Pre-tax income	3.4	8.6	8.0	15.9

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

Flow Technology Reportable Segment

	Three months ended			Nine months ended
	September 27,	September 28,		September 27,	September 28,
	2014	2013	% Change	2014	2013	% Change
Revenues	$638.5	$651.6	(2.0)	$1,916.6	$1,918.0	(0.1)
Income	97.5	83.1	17.3	252.0	205.1	22.9
% of revenues	15.3%	12.8%		13.1%	10.7%
Components of revenue decline:
Organic decline			(2.0)			(1.3)
Foreign currency			—			1.2
Net revenue decline			(2.0)			(0.1)

Revenues — For the three and nine months ended September 27, 2014, the decrease in revenues, compared to the respective 2013 periods, was due to a decline in organic revenue primarily associated with lower sales of power and energy pumps, partially offset by increased sales of food and beverage systems and components. The net decline in organic revenue for the nine months ended September 27, 2014 was offset partially by the benefits associated with currency rate fluctuations.

Income — For the three and nine months ended September 27, 2014, income and margin increased, compared to the respective 2013 periods, primarily due to cost reductions associated with restructuring initiatives at various locations in Europe and the U.S. and improved operational execution and favorable sales mix associated primarily with the segment’s power and energy business.

Backlog — The segment had backlog of $1,191.1 and $1,392.0 as of September 27, 2014 and September 28, 2013, respectively. Approximately 48% of the segment’s backlog as of September 27, 2014 is expected to be recognized as revenue during the remainder of 2014.

Thermal Equipment and Services Reportable Segment

	Three months ended			Nine months ended
	September 27,	September 28,		September 27,	September 28,
	2014	2013	% Change	2014	2013	% Change
Revenues	$338.8	$324.1	4.5	$945.7	$979.5	(3.5)
Income	23.2	21.7	6.9	41.9	49.6	(15.5)
% of revenues	6.8%	6.7%		4.4%	5.1%
Components of revenue growth (decline):
Organic growth (decline)			6.2			(2.0)
Foreign currency			(1.7)			(1.5)
Net revenue growth (decline)			4.5			(3.5)

Revenues — For the three months ended September 27, 2014, the increase in revenues, compared to the respective 2013 period, was due to an increase in organic revenue, partially offset by the impact of a weaker South African Rand.  The organic revenue growth was the result of an increase in sales of cooling equipment and heating and ventilation products in the U.S. These increases in organic revenue were offset partially by the expected decrease in revenue associated with the large power projects in South Africa.

For the nine months ended September 27, 2014, the decrease in revenues, compared to the respective 2013 period, was due to a decline in organic revenue and, to a lesser extent, the weakening of the South African Rand. The decline in organic revenue was the result of the expected decrease in revenue associated with the large power projects in South Africa, partially offset by increases in sales of cooling equipment in the U.S. and Asia Pacific, as well as heating and ventilation products in the U.S.

Income —For the three months ended September 27, 2014, income and margin increased, compared to the respective 2013 period, primarily due to the organic revenue growth noted above and the impact of cost reductions associated with restructuring initiatives. These increases in income and margin were offset partially by lower income and margin on the large power projects in South Africa during the 2014 period.

For the nine months ended September 27, 2014, income and margin decreased, compared to the respective 2013 period, primarily as a result of reduced profitability on the large power projects in South Africa due to (i) $8.3 of charges recorded in the second quarter of 2014 related to increased cost estimates and (ii) the impact of the organic revenue decline described above.  These declines in income and margin were offset partially by the impact of cost reductions associated with restructuring initiatives.

Backlog — The segment had backlog of $689.5 and $672.1 as of September 27, 2014 and September 28, 2013, respectively. Approximately 33% of the segment’s backlog as of September 27, 2014 is expected to be recognized as revenue during the remainder of 2014. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of September 27, 2014 and September 28, 2013 exclude approximately $83.0 and $110.0, respectively, of estimated price increases related to cost inflation on the large power projects in South Africa.

Industrial Products and Services and Other

	Three months ended			Nine months ended
	September 27,	September 28,		September 27,	September 28,
	2014	2013	% Change	2014	2013	% Change
Revenues	$180.8	$170.1	6.3	$544.9	$500.7	8.8
Income	19.0	24.7	(23.1)	66.6	69.1	(3.6)
% of revenues	10.5%	14.5%		12.2%	13.8%
Components of revenue growth:
Organic growth			5.8			7.9
Foreign currency			0.5			0.9
Net revenue growth			6.3			8.8

Revenues — For the three and nine months ended September 27, 2014, the increase in revenues, compared to the respective 2013 periods, was due to organic revenue growth and, to a lesser extent, the impact of currency rate fluctuations. The increase in organic revenue was due primarily to an increase in power transformer shipments, partially offset by lower sales of fare collection systems.

Income — For the three and nine months ended September 27, 2014, income and margin decreased, compared to the respective 2013 periods, primarily due to a decline in fare collection systems sales and profit. Margins were also impacted by the increased mix of lower margin power transformer sales.

Backlog — The group backlog was $365.2 and $327.7 as of September 27, 2014 and September 28, 2013, respectively. Approximately 39% of the backlog as of September 27, 2014 is expected to be recognized as revenue during the remainder of 2014.

Corporate and Other Expenses

	Three months ended				Nine months ended
	September 27,	September 28,			September 27,	September 28,
	2014	2013	% Change		2014	2013	% Change
Total consolidated revenues	$1,158.1	$1,145.8	1.1		$3,407.2	$3,398.2	0.3
Corporate expense	24.7	26.2	(5.7)		79.0	82.2	(3.9)
% of revenues	2.1%	2.3%			2.3%	2.4%
Stock-based compensation expense	4.6	3.7	24.3		33.9	29.3	15.7
Pension and postretirement expense (income)	2.8	(4.2)		*	25.6	(12.7)		*

*              Not meaningful for comparison purposes.

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for the three months ended September 27, 2014 decreased compared to the respective 2013 period due primarily to modest declines in marketing and travel-related costs.

Corporate expense for the nine months ended September 28, 2013 included costs of $4.2 associated with earnings on participant deferred compensation account balances. The impact of this decline, as well as the decrease in corporate expense for the three months ended September 27, 2014, as described above, were partially offset by an increase in incentive compensation expense during the nine months ended September 27, 2014 resulting from a projected increase in earnings in 2014.

Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increases in stock-based compensation expense for the three and nine months ended September 27, 2014, compared to the respective periods in 2013, were primarily the result of an increase in the fair value of the 2014 restricted stock share and restricted stock unit awards, as the weighted-average fair value of the 2014 awards was approximately 44% higher than the 2013 awards.

Pension and Postretirement Expense (Income) — Pension and postretirement expense (income) represents our consolidated expense (income), which we do not allocate for segment reporting purposes. The net periodic benefit expense for the three months ended September 27, 2014, when compared to the net periodic benefit income for the respective 2013 period, resulted from a combination of (i) an increase in the discount rate used to recognize interest cost of the SPX U.S. Pension Plan (the “Plan”) and (ii) a reduction of the expected rate of return on assets of the Plan, primarily reflecting a change in allocation of the Plan’s assets in connection with the lump-sum payment action that took place in March 2014.

The net periodic benefit expense for the nine months ended September 27, 2014 included the effects of the above as well as a settlement charge of $4.6 related to the premium paid to settle approximately 38%, or $165.2, of the projected benefit obligation of the Plan during March 2014 and a net actuarial loss of $14.8 resulting from the remeasurement of the Plan’s assets and obligations as of March 29, 2014, partially offset by a $4.2 reduction in the first three quarters of 2014 to the estimated settlement charge that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the Plan to Massachusetts Mutual Life Insurance Company.

See Note 9 to our condensed consolidated financial statements for additional details on this lump-sum settlement action as well as the components of our pension and postretirement expense (income) for the three and nine months ended September 27, 2014 and September 28, 2013.

LIQUIDITY AND FINANCIAL CONDITION

Below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 27, 2014 and September 28, 2013.

Cash Flow

	Nine months ended
	September 27,	September 28,
	2014	2013
Continuing operations:
Cash flows used in operating activities	$(66.2)	$(150.1)
Cash flows from (used in) investing activities	539.4	(32.8)
Cash flows used in financing activities	(729.7)	(296.8)
Cash flows from (used in) discontinued operations	110.7	(5.9)
Change in cash and equivalents due to changes in foreign currency exchange rates	(44.1)	(7.8)
Net change in cash and equivalents	$(189.9)	$(493.4)

Operating Activities — The decrease in cash flows used in operating activities during the nine months ended September 27, 2014, as compared to the same period in 2013, was due primarily to approximately $7.7 of contributions to our domestic and foreign pension plans during the first nine months of 2014, compared to approximately $291.2 of contributions to those plans during the first nine months of 2013. This reduction in cash outflows was partially offset by income taxes paid in 2014 of approximately $167.0 in connection with the sales of our interest in EGS and the TPS and Precision Components businesses.

Investing Activities — Cash flows from investing activities during the nine months ended September 27, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1 (as discussed in Note 1 to the condensed consolidated financial statements) and, to a much lesser extent, proceeds from the sale of certain previously owned available-for-sale securities of $6.7. These proceeds were partially offset by $41.4 of capital expenditures related to upgrades of manufacturing facilities and replacement of equipment. Cash flows used in investing activities during the nine months ended September 28, 2013 related primarily to capital expenditures of $42.5, partially offset by $9.8 of net cash proceeds associated with asset sales and other investment activities.

Financing Activities — The increase in cash used in financing activities during the nine months ended September 27, 2014, as compared to the same period in 2013, was due primarily to the redemption of all our 7.625% senior notes due in December 2014 for $530.6, as discussed in Note 10. The increase in cash used also resulted from an increase in share repurchases of $165.3 and an increase in dividends paid of $21.2, as dividends declared during the fourth quarter of 2013 were paid during the first quarter of 2014 while dividends declared in the fourth quarter of 2012 were paid during that quarter. These increases were partially offset by net borrowings of other debt of $274.0 in the first nine months of 2014 compared to net repayments of $9.7 in the same period in 2013.

Discontinued Operations — Cash flows from discontinued operations for the nine months ended September 27, 2014 included $42.5, $62.6 and $3.5 of cash proceeds related to the sales of TPS (including collection in full of a $4.0 promissory note), Precision Components (including the effect of a $0.4 working capital settlement payment) and Fenn LLC, respectively, as well as operating and other investing cash flows related primarily to these businesses as well as another nonstrategic business that we have committed to divest, while cash flows used in discontinued operations for the nine months ended September 28, 2013 related primarily to the previously mentioned businesses as well as Kayex and Dielectric.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for the nine months ended September 27, 2014 reflects primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period, while the related decrease for the nine months ended September 28, 2013 reflects primarily a reduction in U.S. dollar equivalent balances of our South African Rand-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the South African Rand during the period.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended September 27, 2014. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2013	Borrowings	Repayments	Other (5)	September 27, 2014
Domestic revolving loan facility	$—	$367.0	$(207.0)	$—	$160.0
Term loan (1)	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes (2)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement (3)	—	80.0	(11.0)	—	69.0
Other indebtedness (4)	100.6	9.2	(64.2)	4.1	49.7
Total debt	1,675.6	$556.2	$(782.2)	$4.1	1,453.7
Less: short-term debt	26.9				264.2
Less: current maturities of long-term debt	558.7				16.5
Total long-term debt	$1,090.0				$1,173.0

(1)         The term loan of $575.0 (which includes $100.0 drawn under the facility in the second quarter of 2014) is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

(2)         During the first quarter of 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to “Loss on early extinguishment of debt” within the condensed consolidated financial statements during the first quarter of 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(3)         Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At September 27, 2014, we had $0.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $69.0.

(4)         Primarily included capital lease obligations of $14.5 and $73.0 and balances under purchase card programs of $29.3 and $25.4 at September 27, 2014 and December 31, 2013, respectively. During the first quarter of 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(5)         “Other” primarily includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Certain of our businesses purchase goods and services under purchase card programs allowing payment beyond their normal payment terms. As these arrangements extend the payment of our businesses’ payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

At September 27, 2014, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At September 27, 2014, we had $285.8 of available borrowing capacity under our revolving credit facilities after giving effect to $160.0 of borrowings and $54.2 reserved for outstanding letters of credit, and $0.9 of available borrowing capacity under our trade receivables financing arrangement after giving effect to $69.0 of outstanding borrowings under the arrangement. In addition, at September 27, 2014, we had $306.2 of available issuance capacity under our foreign trade facilities after giving effect to $693.8 reserved for outstanding letters of credit.

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

Derivative Financial Instruments

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

As of September 27, 2014, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, South African Rand, Chinese Yuan, and Great Britain Pound.

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

We had FX forward contracts with an aggregate notional amount of $200.9 and $191.3 outstanding as of September 27, 2014 and December 31, 2013, respectively, with all such contracts scheduled to mature within the next 12 months. We also had FX embedded derivatives with an aggregate notional amount of $150.1 and $145.8 at September 27, 2014 and December 31, 2013, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.8 and $1.0 as of September 27, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of September 27, 2014 to income within 12 months.

The fair values of our FX forward contracts and embedded derivatives were as follows:

	September 27, 2014				December 31, 2013
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.1	$—	$(2.4)	$—	$0.9	$—	$(0.3)	$—
FX embedded derivatives	1.7	0.9	(5.0)	(1.2)	0.7	—	(6.5)	(2.1)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 27, 2014 and December 31, 2013, the outstanding notional amount of commodity contracts was 6.4 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 27, 2014 and December 31, 2013, the fair value of these contracts was $0.7 (current liabilities) and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.4) and $0.2 as of September 27, 2014 and December 31, 2013, respectively. We anticipate reclassifying the unrealized loss as of September 27, 2014 to income within 12 months.

Other Fair Value Financial Assets and Liabilities

The carrying amounts of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximate fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at September 27, 2014 for similar debt, was $1,496.2, compared to our carrying value of $1,439.2.

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

Other Matters

Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $51.0 as of September 27, 2014. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay $30.0 to $40.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 27, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 27, 2014 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock during the three months ended September 27, 2014:

				Total number of shares	Maximum dollar
	Total number		Average	purchased as part	value of shares
	of shares		price	of a publicly announced	that may yet be purchased
Period	purchased		per share	plan or program (1)	under the plan or program (1)

6/29/14 - 7/31/14	460,994	(2)	$107.53	460,748
8/1/14 - 8/31/14	475,947	(2)	101.59	468,455
9/1/14 - 9/27/14	418,232	(2)	102.75	416,000
Total	1,355,173			1,345,203

(1)                   On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $500.0 million of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During July, August and September of 2014, we purchased 460,748, 468,455 and 416,000 shares under the trading plan, respectively. As of September 27, 2014, the maximum dollar value of shares that may yet be purchased under the trading plan is $74.5 million.

(2)                   Includes the surrender to us of 246, 7,492 and 2,232 shares of common stock in July, August and September of 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.

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
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 27, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (ii) Condensed Consolidated Balance Sheets at September 27, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: October 29, 2014	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: October 29, 2014	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations, page 2 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 27, 2014, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013; (ii) Condensed Consolidated Balance Sheets at September 27, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013; and (iv) Notes to Condensed Consolidated Financial Statements.