Form 10-K
period 2014-12-31
SPX CORP
filed 2015-02-23
CIK 88205

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014, or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2014 was $4,461,088,249. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock as of February 13, 2015 was 40,983,795.

        Documents incorporated by reference: Portions of the Registrant's proxy statement for its Annual Meeting to be held on May 8, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

 P A R T    I

ITEM 1. Business

(All currency and share amounts are in millions)

Forward-Looking Information

        Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses' or our industries' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as "may," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "project," "potential" or "continue" or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our planned spin-off transaction, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management's estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and innovative solutions are playing a role in helping to meet global demand for power and energy and processed foods and beverages, particularly in emerging markets. Our total revenue in 2014 was $4,721.1, with approximately 27% from sales into emerging markets. Our key products include processing systems and components for the food and beverage industry, pumps, valves and filtration equipment used in oil and gas processing, power transformers used by utility companies, and cooling systems for power generation plants and HVAC applications.

        From an end market perspective, in 2014, 43% of our revenues were from sales into power and energy markets, 20% were from sales into food and beverage markets and 20% were from sales into industrial flow markets. Our product and technology offerings are concentrated in flow technology and energy infrastructure.

        Our Flow Technology reportable segment accounted for approximately 55% of our revenues in 2014 and serves the food and beverage, oil and gas, power generation and industrial flow markets. Within these markets, we are a leading provider of highly-engineered process equipment. Our core strengths include product breadth, global capabilities and the ability to create custom-engineered solutions for diverse flow processes. Over the past several years, we have strategically expanded our scale, customer relevance and global capabilities in these markets. We believe there are attractive organic and acquisition opportunities to continue to expand our Flow Technology reportable segment.

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

        On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, a business currently reported within Industrial Products and Services and Other. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global power and energy, food and beverage, and industrial markets. We currently expect the transaction to be completed during the third quarter of 2015.

        However, there are no assurances as to when the planned spin-off will be completed, if at all, or if the spin-off will be completed in the form or within the one-time cost range currently contemplated.

Reportable Segments and Other Operating Segments

        We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the "Codification"), have been combined within our "All Other" category, which we refer to as Industrial Products and Services and Other. Industrial Products and Services and Other is not considered a reportable segment.

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

Flow Technology Reportable Segment

        Our Flow Technology reportable segment had revenues of $2,596.1, $2,638.0 and $2,682.2 in 2014, 2013 and 2012, respectively, and backlog of $1,149.3 and $1,387.4 as of December 31, 2014 and 2013, respectively. Approximately 87% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015. The segment engineers, designs, manufactures and markets products and solutions used to process, blend, filter, dry, meter and transport fluids with a focus on original equipment installation, including turnkey systems, skidded systems and components, as well as comprehensive aftermarket components and support services. Primary component offerings include engineered pumps, valves, mixers, plate heat exchangers, and dehydration and filtration technologies. The segment primarily serves customers in food and beverage, power and energy and industrial end markets. Core brands include SPX Flow Technology, APV, ClydeUnion, Waukesha Cherry-Burrell, M&J Valves, Copes Vulcan, Lightnin, Anhydro, Gerstenberg Schröder, Seital, e&e, Bran&Luebbe, Johnson Pump, Plenty, Hankison, GD Engineering, Dollinger Filtration, Pneumatic Products, Delair, Deltech and Jemaco. Competitors in these diversified end markets include GEA Group AG, Flowserve, Alfa Laval AB, Sulzer, ITT Gould Pumps and IDEX Corporation. Channels to market consist of stocking distributors, manufacturers' representatives and direct sales. The segment continues to focus on innovation and new product development, optimizing its global footprint while taking advantage of cross-product integration opportunities and increasing its competitive position in global end markets. Flow Technology's solutions focus on key business drivers, such as product flexibility, process optimization, sustainability and safety.

Thermal Equipment and Services Reportable Segment

        Our Thermal Equipment and Services reportable segment had revenues of $1,329.9, $1,344.2 and $1,490.9 in 2014, 2013 and 2012, respectively, and backlog of $714.1 and $675.4 as of December 31, 2014 and 2013, respectively. Approximately 70% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of December 31, 2014 and 2013 exclude approximately $70.0 and $100.0, respectively, of estimated price increases related to cost inflation on our large power projects in South Africa. This reportable segment engineers, designs, manufactures, installs and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as boilers and heating and ventilation products for the residential and commercial markets. The primary distribution channels for the Thermal Equipment and Services reportable segment are direct to customers, independent manufacturing representatives, third-party distributors and retailers. The segment serves a global customer base, with a strong presence in North America, Europe and South Africa.

        Approximately 44% of the segment's 2014 revenues were from sales to the power generation market. The segment's primary power products and services are sold under the brand names of SPX Cooling Systems, Marley, Balcke-Duerr, Ceramic, Yuba, Ecolaire and Recold, among others, with the major competitors to these product and service lines being GEA Group AG, Hamon & Cie, EvapTech, Inc., Harbin Air Conditioning Co., Baltimore Aircoil Company, Evapco, Inc., Thermal Engineering International, Howden Group Ltd., Siemens AG and Alstom SA.

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

Industrial Products and Services and Other

        Industrial Products and Services and Other had revenues of $795.1, $791.1 and $721.5 in 2014, 2013 and 2012, respectively, and backlog of $335.9 and $286.1 as of December 31, 2014 and 2013, respectively. Approximately 90% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015. Approximately 48% of Industrial Products and Services and Other revenues in 2014 were from the sale of power transformers and related services into the U.S. transmission and distribution market. We are a leading provider of medium transformers (10 - 100 MVA) in the United States. We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our competitors in this market include ABB Ltd., GE-Prolec, Siemens, Hyundai Power Transformers, Delta Star Inc., Philadelphia Transformer, SGB-SMIT Group, Virginia Transformer Corporation, Howard Industries, Inc., and WEG S.A.

        Additionally, Industrial Products and Services and Other comprises operating segments that design, manufacture and market industrial tools and hydraulic units, tower and obstruction lights and monitoring equipment, communications and signal monitoring systems, fare collection systems, and portable cable and pipe locators. The primary distribution channels for Industrial Products and Services and Other are direct to customers, independent manufacturing representatives and third-party distributors.

 Acquisitions

        We did not acquire any businesses in 2014. However, we regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. We plan to evaluate potential acquisitions in the future and we may consider acquisitions of businesses with more than $1,000.0 in annual revenues.

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

        During the fourth quarter of 2014, our Board of Directors unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, and the creation of a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global power and energy, food and beverage, and industrial markets. In connection with the planned spin-off transaction, we determined that we would no longer pursue the sale of our Flash Technologies business, a business that was previously reported in discontinued operations. Accordingly, we have reclassified the results of operations, assets and liabilities, and cash flows of this business to continuing operations for all periods presented. This business is included within Industrial Products and Services and Other.

        The following businesses, which have been sold or for which operations have been terminated, met the requirements described above and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Fenn LLC	Q3 2013	Q3 2014
SPX Precision Components	Q3 2013	Q2 2014
Thermal Product Solutions	Q3 2013	Q1 2014
Broadcast Antenna System business	Q2 2013	Q2 2013
Crystal Growing business	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd.	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd.	Q4 2012	Q4 2012
SPX Service Solutions	Q1 2012	Q4 2012

Joint Ventures

        As of December 31, 2013, we had a joint venture, EGS Electrical Group, LLC and Subsidiaries ("EGS"), with Emerson Electric Co., in which we held a 44.5% interest. EGS operates primarily in the United States, Brazil, Canada and France and is engaged in the manufacture of electrical fittings, hazardous location lighting and power conditioning products. We accounted for our investment using the equity method, on a three-month lag basis, and we typically received our share of the joint venture's earnings in cash dividends paid quarterly. On January 7, 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to "Other income (expense), net" and no equity earnings related to this investment during 2014.

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

 International Operations

        We are a multinational corporation with operations in over 35 countries. Sales outside the United States were $2,487.2, $2,560.0 and $2,663.8 in 2014, 2013 and 2012, respectively.

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

        We expensed $51.1, $47.3 and $49.0 in 2014, 2013 and 2012, respectively, of research activities relating to the development and improvement of our products.

Patents/Trademarks

        We own approximately 370 domestic and 250 foreign patents, including approximately 20 patents that were issued in 2014, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."

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

 Employment

        At December 31, 2014, we had over 14,000 employees. Seven domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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

We face risks related to our planned spin-off of our flow business.

        We have announced our intention to spin-off our Flow Technology reportable segment and our Hydraulic Technologies business, comprising approximately $2,800.0 of our company's total revenues for 2014. Unanticipated developments, including possible delays in obtaining required approvals, uncertainty of the financial markets, and challenges relating to the structure of the transaction or resulting companies, could delay or prevent the planned transaction, or cause it to occur on less favorable terms or conditions than projected. In addition, in connection with the spin-off, we and the new stand-alone company that will result from the spin-off will need to incur new indebtedness to refinance our existing credit facilities. We and the new stand-alone company may be unable to obtain such indebtedness or any indebtedness that we and the new stand-alone company obtain may contain terms that are materially less favorable than the terms of our existing credit facilities. Even if the transaction is completed as and on the timetable currently contemplated, we may not realize some or all projected benefits, or expenses relating to the planned transaction may be significantly higher than projected.

        Additionally, the planned transaction requires significant time and attention, which could distract management and other employee attention from the day-to-day operation of our business. Following completion of the transaction, there can be no guarantee the combined value of the common stock of the two publicly-traded companies will equal or exceed the value of our stock had the transaction not occurred.

The planned spin-off of our flow business could result in substantial tax liability to us and our stockholders.

        Among the conditions to completing the spin-off will be our receipt of opinions of tax counsel satisfactory to us as to the tax-free treatment of the spin-off and certain related transactions. However, if the factual assumptions or representations upon which the opinions are based are inaccurate or incomplete in any material respect, we will not be able to rely on the opinions. Furthermore, the opinions will not be binding on the Internal Revenue Service ("IRS") or the courts. Accordingly, the IRS or the courts may challenge the conclusions set forth in the opinions and any such challenge could prevail. If, notwithstanding receipt of the opinions, the spin-off or a related transaction is determined to be taxable, we could be subject to a substantial tax liability. In addition, if the spin-off is determined to be taxable, each holder of our common stock who receives shares of the new stand-alone company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

        Even if the spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of the new stand-alone company are deemed to be part of a plan or series of related transactions that includes the spin-off. In this event, the resulting tax liability would be substantial. In connection with the spin-off, we expect to enter into a tax matters agreement with the new stand-alone company, under which it will agree (i) not to enter into any transaction without our consent that could cause any portion of the spin-off to be taxable to us, and (ii) to indemnify us for any tax liabilities resulting from such a transaction. This obligation and potential tax liability may discourage, delay or prevent a change of control of us or of the new stand-alone company. In addition, we may have to restructure various aspects of the transaction in response to tax considerations, which could subject us to significant additional costs.

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our business.

        We are an increasingly global company. In 2014, over 50% of our revenues were generated outside the United States. We have placed a particular emphasis on expanding our presence in emerging markets. As part of our strategy, we manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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

  •
  Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, nationalization of private enterprises, or unexpected changes relating to currency could adversely impact our operations;

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

        Any of the above factors or other factors affecting social and economic activity in China, South Africa and other emerging markets or affecting the movement of people and products into and from these countries to our major markets, including North America and Europe, could have a significant negative effect on our operations.

Many of the markets in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.

        Many of the markets in which we operate are subject to general economic cycles or industry events. In addition, certain of our businesses are subject to market-specific cycles, including, but not limited to:

  •
  The oil and gas, chemical, mining and petrochemical markets;

  •
  Food and beverage markets; and

  •
  The electric power and infrastructure markets.

        In addition, contract timing on large construction projects, including food and beverage systems, projects in the oil and gas industries, and cooling systems and towers, may cause significant fluctuations in revenues and profits from period to period.

        The businesses of many of our customers, particularly oil and gas companies, chemical companies and general industrial companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See "MD&A — Results of Reportable Segments and Other Operating Segments." In addition, certain of our businesses have seasonal fluctuations. Historically, some of our key businesses generally tend to be stronger in the second half of the year.

Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to long-term fixed-price contracts.

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

        Our large power projects in South Africa are an example of these types of long-term-contract-related risks. These projects, which have already experienced significant delays from their initial target completion dates, involve a complex set of contractual relationships among the end customer, the prime contractors, and the various subcontractors and suppliers. Although we believe that our current estimates of costs relating to these projects are reasonable, we cannot assure you that additional costs will not arise as these projects are completed.

Our business depends on capital investment and maintenance expenditures by our customers.

        Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds, and repairs, commodity prices, general economic conditions, availability of credit, and expectations of future market behavior. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.

Our customers could be impacted by commodity availability and prices.

        A number of factors outside our control, including fluctuating commodity prices, impact the demand for our products. Increased commodity prices may increase our customers' cost of doing business, thus causing them to delay or cancel large capital projects.

        On the other hand, declining commodity prices may cause mines, oil refineries, oil and gas extraction fields and other customers to delay or cancel projects relating to the production of such commodities. For example, recent declines in oil prices have led to reduced revenues in the upstream portion of our oil and gas business. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in the relevant market.

The price and availability of raw materials may adversely affect our business.

        We are exposed to a variety of risks relating to the price and availability of raw materials. In recent years, we have faced volatility in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to long-term supplier contracts that may increase our exposure to pricing fluctuations.

Credit and counterparty risks could harm our business.

        The financial condition of our customers and distributors could affect our ability to market our products or collect receivables.

        Our customers may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not or be unable to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible amounts will not have a material adverse effect on our revenues, earnings and cash flows.

        In addition, financial difficulties faced by our customers may lead to cancellation or delay of orders.

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

        We are increasingly dependent on information technology ("IT") networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain authorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information or other confidential business information. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information. Such incidents also could require significant management attention and resources and increased costs.

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

        Many of our customers historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:

  •
  Revenues;

  •
  Margins;

  •
  Profits;

  •
  Cash flows;

  •
  Customers' orders, including order cancellation activity or delays on existing orders;

  •
  Customers' ability to access credit;

  •
  Customers' ability to pay amounts due to us; and

  •
  Suppliers' and distributors' ability to perform and the availability and costs of materials and subcontracted services.

        Our projections for 2015 assume a generally stable economy. If actual economic conditions are inconsistent with this assumption, our performance could underperform our expectations.

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

        See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities" and Note 14 to our consolidated financial statements for further discussion.

Governmental laws and regulations could negatively affect our business.

        Changes in laws and regulations to which we are or may become subject could have a significant negative impact on our business. In addition, we could face material costs and risks if it is determined that we have failed to comply with relevant law and regulation. Failure to comply with U.S. or non-U.S. laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, and other anti-corruption laws, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets.

        In addition, costs associated with regulatory compliance can be difficult to predict. If we underestimate the time or costs required to comply with our legal and regulatory obligations, our actual costs may significantly exceed our projections, which could impact our results of operations.

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

        Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations, including those that may be enacted as a result of the OECD Base Erosion and Profit Splitting project. Any such changes in tax laws or regulations could impose new restrictions, costs or prohibitions on existing practices as well as reduce our net income and adversely affect our cash flows.

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

        At December 31, 2014, we had $1,369.7 in total indebtedness. On that same date, we had $313.2 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $133.0 and $53.8 reserved for outstanding letters of credit, and $70.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to outstanding borrowings of $10.0. In addition, at December 31, 2014, we had $304.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $695.3 reserved for outstanding letters of credit. At December 31, 2014, our cash and equivalents balance was $427.6. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

  •
  Impact our ability and the ability of the new stand-alone company that will result from the planned spin-off to obtain new, or refinance existing, indebtedness, as needed in connection with the spin-off, on favorable terms or at all;

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

        Our senior credit facilities, the indenture governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indenture governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 12 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

        If we do not comply with the covenants and restrictions contained in our senior credit facilities, indenture governing our senior notes and agreements governing our other indebtedness, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities, indenture governing our senior notes or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities, indenture governing our senior notes and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.

We operate in highly competitive markets. Our failure to compete effectively could harm our business.

        We sell our products in highly competitive markets, which could result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products. We compete on a number of fronts, including on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have low cost structures, support from local governments, or both. In addition, new competitors may enter the markets in which we participate. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, and make more attractive offers to potential customers, employees and strategic partners. In addition, competitive environments in slow-growth markets, to which some of our businesses have exposure, have been inherently more influenced by pricing and domestic and global economic conditions. To remain competitive, we must invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our strategy to outsource various elements of the products and services we sell subjects us to the business risks of our suppliers and subcontractors, which could have a material adverse impact on our operations.

        In areas where we depend on third-party suppliers and subcontractors for outsourced products, components or services, we are subject to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. In addition, business difficulties experienced by a third-party supplier or subcontractor can lead to the interruption of our ability to obtain outsourced products or services and ultimately our inability to supply products or services to our customers. Third-party supplier and subcontractor business interruptions can include, but are not limited to, work stoppages, union negotiations and other labor disputes. Current economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products or services in a timely manner, or at all.

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

        Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2014, we had the ability to issue up to an additional 2.3 shares as restricted stock shares, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, and our 2006 Non-Employee Directors' Stock Incentive Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.

If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.

        At December 31, 2014, we had goodwill and other intangible assets, net, of $2,286.4. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

        The fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost reduction initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Significant changes in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give, and have given, rise to impairments in the period that the change becomes known.

We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

        At December 31, 2014, we had over 14,000 employees. Seven domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

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

        We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2014, these plans were underfunded by $332.7. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A — Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.

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

 ITEM 1B. Unresolved Staff Comments

        None.

ITEM 2. Properties

        The following is a summary of our principal properties related to continuing operations as of December 31, 2014:

			Approximate Square Footage
		No. of Facilities
	Location		Owned	Leased
			(in millions)
Flow Technology reportable segment	12 U.S. states and 22 foreign countries	70	3.7	1.8
Thermal Equipment and Services reportable segment	14 U.S. states and 6 foreign countries	33	3.1	2.4
Industrial Products and Services and Other	7 U.S. states and 4 foreign countries	18	1.2	0.5

Total		121	8.0	4.7

        In addition to manufacturing plants, we own our corporate office in Charlotte, NC, and lease our Asia Pacific center in Shanghai, China, our European shared service center in Manchester, United Kingdom and various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.

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

        The number of shareholders of record of our common stock as of February 13, 2015 was 3,733.

        Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2014 and 2013, together with dividend information.

	High	Low	Dividends Declared Per Share
2014:
4th Quarter	$103.27	$77.30	$0.375
3rd Quarter	111.47	95.03	0.375
2nd Quarter	109.93	94.25	0.375
1st Quarter	109.89	93.16	0.375

	High	Low	Dividends Declared Per Share
2013:
4th Quarter	$100.24	$80.98	$0.25
3rd Quarter	85.47	71.62	0.25
2nd Quarter	80.87	67.19	0.25
1st Quarter	85.82	69.27	0.25

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

Issuer Purchases of Equity Securities

        The following table summarizes the repurchases of common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(1)
9/28/14-10/31/14	700,656	(2)	$89.85	700,155
11/1/14-11/30/14	123,327	(2)	94.24	123,204
12/1/14-12/31/14	893	(2)	86.14	—

Total	824,876			823,359

(1)
On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Exchange Act to facilitate the repurchase of up to $500.0 million of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. During October and November of 2014, we purchased 700,155 and 123,204 shares under the trading plan, respectively, which completed the repurchases authorized under this trading plan.

(2)
Includes the surrender to us of 501, 123 and 893 shares of common stock in October, November and December of 2014, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

 Company Performance

        This graph shows a five year comparison of cumulative total returns for SPX, the S&P 500 Index and the S&P Composite 1500 Industrials Index. The graph assumes an initial investment of $100 on December 31, 2009 and the reinvestment of dividends.

 ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share amounts)
Summary of Operations
Revenues(1)(2)	$4,721.1	$4,773.3	$4,894.6	$4,332.7	$3,870.3
Operating income (loss)(2)(3)(4)	201.9	345.1	(123.9)	254.9	337.0
Other income (expense), net(5)(6)	484.6	(11.3)	14.0	(53.6)	(19.6)
Interest expense, net	(61.2)	(104.4)	(108.1)	(91.4)	(81.6)
Loss on early extinguishment of debt(7)	(32.5)	—	—	—	(25.6)
Equity earnings in joint ventures(5)	1.4	42.2	38.6	28.4	30.2

Income (loss) from continuing operations before income taxes	594.2	271.6	(179.4)	138.3	240.4
Income tax (provision) benefit(8)	(214.1)	(60.3)	14.2	5.5	(50.1)

Income (loss) from continuing operations	380.1	211.3	(165.2)	143.8	190.3
Income from discontinued operations, net of tax(6)(9)	8.3	1.3	348.4	32.4	34.7

Net income	388.4	212.6	183.2	176.2	225.0
Less: Net income (loss) attributable to noncontrolling interests	(9.5)	2.4	2.8	5.0	(2.8)

Net income attributable to SPX Corporation common shareholders	$397.9	$210.2	$180.4	$171.2	$227.8

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$9.19	$4.61	$(3.36)	$2.75	$3.88
Income from discontinued operations	0.19	0.02	6.97	0.64	0.70

Net income per share	$9.38	$4.63	$3.61	$3.39	$4.58

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$9.05	$4.55	$(3.36)	$2.72	$3.84
Income from discontinued operations	0.20	0.02	6.97	0.64	0.68

Net income per share	$9.25	$4.57	$3.61	$3.36	$4.52

Dividends declared per share	$1.50	$1.00	$1.00	$1.00	$1.00
Other financial data:
Total assets	$5,902.2	$6,856.2	$7,130.1	$7,391.8	$5,993.3
Total debt	1,369.7	1,675.6	1,692.0	2,001.1	1,197.6
Other long-term obligations	1,313.4	1,419.8	1,461.8	1,265.5	1,045.6
SPX shareholders' equity	1,817.9	2,158.0	2,224.2	2,184.2	2,043.9
Noncontrolling interests	3.2	14.0	11.3	10.0	6.3
Capital expenditures	61.1	55.1	81.8	145.4	69.6
Depreciation and amortization	109.2	115.1	107.8	83.1	76.7

(1)
On December 22, 2011, we completed the acquisition of Clyde Union (Holdings) S.a.r.l. ("Clyde Union") within our Flow Technology reportable segment. Revenues for Clyde Union for the period from January 1, 2011 to the date of acquisition and for 2010, neither of which are included above, totaled $434.2 and $403.4, respectively.

(2)
During 2014, we made revisions to expected revenues and costs on our large power projects in South Africa, due primarily to overall project delays and subcontractor challenges, which resulted in a reduction of revenue and operating income of $33.3. See Note 5 to our consolidated financial statements for additional details.

(3)
During 2014, 2013, 2012, 2011 and 2010, we recognized income (expense) related to changes in the fair value of plan assets, actuarial gains (losses) and settlement gains (losses) of $(101.5), $0.8, $(149.9), $(38.6) and $1.4, respectively, associated with our pension and postretirement benefit plans.

(4)
During 2014, we recorded impairment charges of $11.7 and $8.4 related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments, respectively. In addition, during 2014, we recorded an impairment charge of $18.0 related to our Cooling Equipment and Services ("Cooling") reporting unit's investment in the Shanghai Electric — SPX Engineering & Technologies Co., Ltd. joint venture ("Shanghai Electric JV").

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

(5)
During 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2. Accordingly, we recognized no equity earnings from this joint venture in 2014. Our equity earnings from this investment totaled $41.9, $39.0, $28.7 and $28.8 in 2013, 2012, 2011 and 2010, respectively.

(6)
During 2014, 2013, 2012, 2011 and 2010, we recognized gains (losses) of $(2.4), $0.5, $(0.2), $(37.0) and $(17.3), respectively, associated with foreign currency forward contracts ("FX forward contracts") and currency forward embedded derivatives ("FX embedded derivatives"). The 2011 amount includes a charge of $34.6 related to our hedging a significant portion of the purchase price of the Clyde Union acquisition.

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

(7)
During the first quarter of 2014, we completed the redemption of all of our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 associated with the loss on early extinguishment of debt, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

During 2010, the charge of $25.6 was associated with the loss on early extinguishment of the then-existing interest rate protection agreements and term loan.

(8)
During 2014, our income tax provision was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS and by the following income tax charges: (i) $19.6 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, including $5.1 for which the related tax benefits are no longer expected to be realized due to legal entity reorganization actions that are required in connection with the planned spin-off transaction previously discussed, (ii) $18.6 related to the repatriation of certain earnings of our non-U.S. subsidiaries and (iii) $6.0 of foreign income taxes related to certain reorganization actions undertaken to facilitate the planned spin-off transaction. The impact of these items was partially offset by the following income tax benefits: (i) $28.6 related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.

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

During 2010, we recorded an income tax benefit of $18.2 in connection with the completion of the examinations of our 2006 to 2007 federal income tax returns and a tax benefit of $11.1 related to a reduction in liabilities for uncertain tax positions associated primarily with various foreign and domestic statute expirations and the settlement of state examinations. These benefits were offset partially by a domestic charge of $3.6 associated with the repatriation of foreign earnings.

(9)
During 2014, 2013, 2012, 2011 and 2010, we recognized income (expense) related to changes in the fair value of plan assets and actuarial gains (losses), net of tax, of $(2.6), $1.7, $(1.6), $(8.6) and $(0.3), respectively, in "Income (loss) from discontinued operations, net of tax" associated with our pension and postretirement benefit plans.

During 2014, we sold our Thermal Product Solutions, SPX Precision Components, and Fenn LLC businesses, resulting in an aggregate gain of $14.4.

During 2012, we sold our Service Solutions business to Robert Bosch GmbH, resulting in a net gain of $313.4. In addition, we allocated $8.0 of interest expense to discontinued operations during 2012 related to term loan amounts that were required to be repaid in connection with the sale of Service Solutions.

See Note 4 to our consolidated financial statements for additional details regarding our discontinued operations.

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

Executive Overview

        In 2014, we continued to execute our commitments to improving operational performance, returning capital to shareholders and narrowing our strategic focus around our Flow end markets.

        Summarized below is the progress we made in each of these areas during 2014.

  Operational Performance

        Revenues for 2014 were 1.1% lower than 2013, with the most significant fluctuations related to a decline in sales associated with our large power projects in South Africa, power and energy pumps, and fare collection systems, partially offset by increases in sales of cooling equipment, power transformers and heating and ventilation products. Despite the decline in revenue, aggregate income and the related profit margin for our operating segments increased to $522.1 and 11.1%, respectively, in 2014, compared to $510.1 and 10.7%, respectively, in 2013. Much of the improvement in profitability for our operating segments was the result of cost savings associated with restructuring initiatives implemented within our Flow Technology and Thermal Equipment and Services reportable segments during the second half of 2013 and the first half of 2014, as well as improved operational execution and favorable sales mix within the power and energy, and food and beverage, businesses of our Flow Technology reportable segment. Operating results for 2014 were impacted negatively by a reduction in revenue and income of $33.3 associated with revisions to expected revenues and costs related to our large power projects in South Africa, due primarily to overall project delays and subcontractor challenges. Operating cash flows from continuing operations totaled $81.7 in 2014, compared to $111.6 in 2013. The operating cash flows for 2014 included $235.0 of income tax payments associated with the 2014 sales of our interest in the EGS Electrical Group LLC and Subsidiaries ("EGS") joint venture and our Thermal Product Solutions ("TPS"), SPX Precision Components ("Precision Components") and Fenn LLC ("Fenn") businesses (cash inflows from these dispositions have been included in "Cash flows from investing activities"), while operating cash flows for 2013 included a discretionary pension contribution of $250.0 to the SPX U.S. Pension Plan.

  Capital Allocation

        Consistent with our disciplined capital allocation methodology, we made the following key capital allocations during 2014:

  •
  $530.6 to repurchase senior notes (see below for additional details);

  •
  $488.8 to repurchase SPX common stock (see below for additional details);

  •
  $61.1 to capital expenditures;

  •
  $60.3 to dividend payments, reflecting a dividend increase implemented in 2014 (from $1.00 per share to $1.50 per share annually); and

  •
  $25.5 to restructuring actions, primarily in our Flow Technology and Thermal Equipment and Services reportable segments.

        We remain in a strong financial position, with $427.6 of cash and equivalents and $1,369.7 of total debt at the end of 2014. This compares to cash and equivalents and total debt at the end of 2013 of $691.8 and $1,675.6, respectively.

  Divestitures

  •
  Sale of EGS Joint Venture Interest — On January 7, 2014, we completed the sale of our 44.5% interest in the EGS joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain in 2014 of $491.2 to "Other income (expense), net." See Note 9 to our consolidated financial statements for additional details.

  •
  Sales of TPS, Precision Components and Fenn Businesses — We sold these businesses during 2014 for aggregate cash proceeds of $108.6, resulting in an aggregate gain, net of taxes, of $14.4, which was recorded to "Gain (loss) on disposition of discontinued operations, net of tax." See Note 4 to our consolidated financial statements for additional details.

        Additional details on the matters mentioned above and various other matters are discussed below.

        Redemption of Senior Notes — On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to "Loss on early extinguishment of debt" during 2014, which consisted of premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9. See Note 12 to our consolidated financial statements for additional details.

        Share Repurchases — We repurchased a total of 4.852 shares of our common stock for $488.8 during 2014, which completed the repurchases authorized under the Rule 10b5-1 trading plan entered into on December 18, 2013. See Note 15 to our consolidated financial statements for additional details.

        Pension Plan Matters

  •
  Lump-Sum Payment Action for the SPX U.S. Pension Plan — During a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees a voluntary lump-sum payment option in lieu of a future pension benefit under the SPX U.S. Pension Plan (the "U.S. Plan"). Approximately 38%, or $165.2, of the projected liability of the U.S. Plan was settled as a result of the lump-sum payments made to those who accepted the offer. These payments resulted in a settlement loss of $4.6, which has been reflected in net periodic pension benefit expense for 2014. In addition, we recorded an actuarial loss of $14.8 in the first quarter of 2014 resulting from the remeasurement of the assets and obligations of the U.S. Plan, which was required in connection with the lump-sum payment action.

  •
  Partial Annuitization of the SPX U.K. Pension Plan — On December 17, 2014, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.K. Pension Plan (the "U.K. Plan") to Just Retirement Limited. The U.K. Plan paid Just Retirement Limited 79.2 British Pounds ("GBP") ($123.3 equivalent) to irrevocably assume pension obligations totaling approximately GBP 68.0 ($105.8 equivalent). The partial annuitization of the U.K. Plan resulted in a settlement loss of $15.0, which has been included in net periodic pension benefit expense for 2014.

  •
  We recognize changes in the fair value of plan assets and actuarial gains and losses into earnings in the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. In connection with this accounting policy, we recognized a charge to net periodic benefit expense during the fourth quarter of 2014 of $71.9. Such charge resulted from reductions in discount rates and changes to our mortality rate assumptions, partially offset by better than expected returns on our plans' assets.

        See Note 10 to our consolidated financial statements for additional details on the above matters.

  Impairment Charges — During 2014, we recorded impairment charges of $38.1 related to the following:

  •
  $11.7 and $8.4 related to trademarks of certain businesses within our Flow Technology and Thermal and Equipment and Services reportable segments, respectively; and

  •
  $18.0 related to our Cooling reporting unit's investment in the Shanghai Electric JV.

        See Note 8 to our consolidated financial statements for additional details on the above charges.

        Planned Spin-Off Transaction

        On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, a business currently reported within Industrial Products and Services and Other. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global power and energy, food and beverage, and industrial markets. We currently expect the transaction to be completed during the third quarter of 2015.

        One-time costs, net of income taxes, associated with this planned transaction are expected to be in the range of $60.0 to $80.0, inclusive of income taxes on the repatriation of foreign earnings. We incurred the following costs in 2014 related to the above planned transaction:

  •
  Professional services and related transaction support costs of $3.5 (included in "Selling, general and administrative" expense);

  •
  Fees and related transaction costs of $5.0 to obtain the consents required of the holders of our 6.875% senior notes to amend certain provisions to the indenture governing such senior notes, allowing these senior notes to become obligations of the new stand-alone, publicly-traded company mentioned above if, and when, the spin-off transaction is completed (included in "Other income (expense), net");

  •
  U.S. income and foreign withholding taxes of $18.6 as a result of our election in the fourth quarter of 2014 to repatriate certain earnings of our non-U.S. subsidiaries;

  •
  Foreign income taxes of $6.0 related to certain legal entity reorganization actions undertaken to facilitate the planned spin-off transaction; and

  •
  Foreign income taxes provided of $5.1 associated with valuation allowances that have been recorded against deferred income tax assets, as the related tax benefits are no longer expected to be realized due to the legal entity reorganization actions noted above.

        In connection with the planned spin-off transaction, we determined that we would no longer pursue the sale of our Flash Technologies business, a business previously reported in discontinued operations. Accordingly, we have reclassified the results of operations, assets and liabilities, and cash flows of this business to continuing operations for all periods presented. This business is included within Industrial Products and Services and Other.

        Income Taxes — During 2014, our income tax provision was impacted primarily by U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS, as well as discrete income tax charges of $9.2. These charges were composed primarily of (i) the $29.7 of aggregate tax charges noted above and (ii) $14.5 related to additional net increases in valuation allowances recorded against certain foreign deferred income tax assets. These charges were partially offset by tax benefits of (i) $28.6 related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, and (ii) $6.4 related to a loss on an investment in a foreign subsidiary.

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

        Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States ("GAAP"), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

        The following table provides selected financial information for the years ended December 31, 2014, 2013 and 2012, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,
				2014 vs. 2013%	2013 vs. 2012%
	2014	2013	2012
Revenues	$4,721.1	$4,773.3	$4,894.6	(1.1)	(2.5)
Gross profit	1,363.6	1,381.0	1,340.4	(1.3)	3.0
% of revenues	28.9%	28.9%	27.4%
Selling, general and administrative expense	1,068.7	963.9	1,120.9	10.9	(14.0)
% of revenues	22.6%	20.2%	22.9%
Intangible amortization	31.8	33.0	34.1	(3.6)	(3.2)
Impairment of goodwill and other long-term assets	38.1	6.7	285.9	*	*
Special charges, net	23.1	32.3	23.4	(28.5)	38.0
Other income (expense), net	484.6	(11.3)	14.0	*	*
Interest expense, net	(61.2)	(104.4)	(108.1)	(41.4)	(3.4)
Loss on early extinguishment of debt	(32.5)	—	—	*	*
Equity earnings in joint ventures	1.4	42.2	38.6	(96.7)	9.3
Income (loss) from continuing operations before income taxes	594.2	271.6	(179.4)	118.8	*
Income tax (provision) benefit	(214.1)	(60.3)	14.2	255.1	*
Income (loss) from continuing operations	380.1	211.3	(165.2)	79.9	*
Components of consolidated revenue decline:
Organic decline				(0.4)	(1.8)
Foreign currency				(0.7)	(0.8)
Acquisition				—	0.1

Net revenue decline				(1.1)	(2.5)

*
Not meaningful for comparison purposes.

        Revenues — For 2014, the decrease in revenues, compared to 2013, was due to the strengthening of the U.S. dollar during the period and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was attributable primarily to a decrease within our Flow Technology reportable segment, with such decrease generally offset by an increase within our Thermal Equipment and Services reportable segment (see "Results of Reportable Segments and Other Operating Segments" for additional details).

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

        Gross Profit — The decrease in gross profit, compared to 2013, was primarily due to a decline in revenues. In addition, gross profit and gross profit as a percentage of revenues in 2014 were negatively impacted by (i) revisions to expected revenues and costs on our large power projects in South Africa, which resulted in a reduction of gross profit during 2014 of $33.3 (see Note 5 to our consolidated financial statements for additional details), (ii) lower sales of fare collection systems and (iii) an increased mix of lower margin power transformer sales. These decreases in gross profit and gross profit as a percentage of revenues generally were offset by improved operating execution and favorable sales mix within our Flow Technology reportable segment, as well as cost reductions associated with restructuring initiatives within our Flow Technology and Thermal Equipment and Services reportable segments.

        The increase in gross profit and gross profit as a percentage of revenue during 2013, compared to 2012, was primarily the result of improved operating performance within certain European and U.S. locations of our Flow Technology reportable segment, which offset the impact of lower organic revenue for the segment, as well as project execution challenges experienced by the segment's food and beverage business. In addition, gross profit and gross profit as a percentage of revenues were impacted favorably in 2013 by organic revenue growth across all of the businesses within Industrial Products and Services and Other and improved operating execution within our power transformer business.

        Selling, General and Administrative ("SG&A") Expense — For 2014, the increase in SG&A expense, compared to 2013, was due primarily to an increase in (i) pension and postretirement expense of $126.2 (an overall increase in pension and postretirement expense of $131.5, with $5.3 included in "Cost of products sold") and, to a lesser extent, (ii) incentive compensation expense of $18.1 and (iii) stock-based compensation of $5.5. These increases were partially offset by the impacts of (i) cost reductions from restructuring actions completed in 2013 and 2014 within our Flow Technology and Thermal Equipment and Services reportable segments and (ii) foreign currency translation.

        The increase in pension and postretirement expense reflects an increase in actuarial losses recognized in SG&A of $99.2 (from a gain of $1.0 recognized in 2013 to a loss of $98.2 recognized in 2014), resulting primarily from reductions in discount rates and changes in mortality rate assumptions utilized to measure our pension and postretirement obligations, as well as settlement losses associated with the lump-sum payment action for the U.S. Plan during the first quarter of 2014 and the transfer of the obligations for monthly pension payments to retirees under the U.K. Plan to an insurance company during the fourth quarter of 2014. Increases in pension and postretirement expense were partially offset by favorable plan asset returns, compared to expected rates of return, during 2014.

        For 2013, the decrease in SG&A expense, compared to 2012, was due primarily to a decrease in (i) pension and postretirement expense of $166.6 (an overall decrease in pension and postretirement expense of $175.7, with $9.1 included in "Cost of products sold") and (ii) stock-based compensation of $6.0. The decrease in pension and postretirement expense reflects a decrease in actuarial losses recognized in SG&A of $143.4 (from a loss of $142.4 recognized in 2012 to a gain of $1.0 recognized in 2013) and a reduction in expense resulting from a $250.0 discretionary contribution to our domestic qualified pension plan in April of 2013. These decreases in SG&A were offset partially by an increase in incentive compensation in 2013 of $14.7.

        Intangible Amortization — For 2014, the decrease in intangible amortization, compared to 2013, was due primarily to the impact of foreign currency translation.

        For 2013, the decrease in intangible amortization, compared to 2012, was due primarily to certain intangible assets becoming fully amortized during 2012.

        Impairment of Goodwill and Other Long-Term Assets — During 2014, we recorded impairment charges of $11.7 and $8.4 related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments, respectively. In addition, during 2014, we recorded an impairment charge of $18.0 related to our Cooling reporting unit's investment in the Shanghai Electric JV.

        During 2013, we recorded impairment charges of $6.7 related to the trademarks of certain businesses within our Flow Technology reportable segment.

        During 2012, we recorded impairment charges of $281.4 associated with the goodwill ($270.4) and other long-term assets ($11.0) of our Cooling reporting unit. In addition, we recorded impairment charges of $4.5 related to trademarks for two businesses within our Thermal Equipment and Services reportable segment.

        See Note 8 to our consolidated financial statements for further discussion of impairment charges.

        Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines, as well as related asset impairment charges. See Note 6 to our consolidated financial statements for the details of actions taken in 2014, 2013 and 2012. The components of special charges, net, were as follows:

	Year ended December 31,
	2014	2013	2012
Employee termination costs	$19.8	$29.2	$22.6
Facility consolidation costs	0.9	1.0	2.4
Other cash costs (recoveries), net	0.9	0.1	(4.4)
Non-cash asset write-downs	1.5	2.0	2.8

Total	$23.1	$32.3	$23.4

        Other Income (Expense), Net — Other income, net, for 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment-related earnings of $9.0 and gains on FX embedded derivatives of $5.4, partially offset by (i) losses on FX forward contracts of $7.8, (ii) a charge of $5.0 to obtain the consents required of the holders of our 6.875% senior notes to amend certain provisions to the indenture governing such senior notes, with such consent obtained in connection with the planned spin-off transaction previously discussed, and (iii) foreign currency transaction losses of $4.7.

        Other expense, net, for 2013 was composed primarily of foreign currency transaction losses of $16.1 and losses on FX forward contracts of $0.1, partially offset by gains on FX embedded derivatives of $0.6 and investment-related earnings of $4.2.

        Other income, net, for 2012 was composed primarily of a gain of $20.5 associated with the deconsolidation of our dry cooling products business in China, investment-related earnings of $9.9, and gains on FX forward contracts of $0.2, partially offset by foreign currency transaction losses of $12.2 and losses on FX embedded derivatives of $0.4.

        Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2014, compared to 2013, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower average interest rates and fees related to our senior credit facilities. (See "MD&A — Liquidity and Financial Condition" and Note 12 to our consolidated financial statements for further details pertaining to our 2014 debt activity.)

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

        Loss on Early Extinguishment of Debt — As previously noted, in the first quarter of 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9.

        Equity Earnings in Joint Ventures — Prior to 2014, our equity earnings in joint ventures were attributable primarily to our investment in EGS. As previously noted, we completed the sale of our investment interest in EGS in January 2014. Accordingly, we recognized no equity earnings from this joint venture during 2014. Our equity earnings from this investment totaled $41.9 and $39.0 during 2013 and 2012, respectively. See Note 9 to our consolidated financial statements for additional information regarding our investment in EGS.

        Income Taxes — During 2014, we recorded an income tax provision of $214.1 on $594.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.0%. The effective tax rate for 2014 was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS and by the following income tax charges: (i) $19.6 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, including $5.1 for which the related tax benefits are no longer expected to be realized due to legal entity reorganization actions required in connection with the planned spin-off transaction previously discussed, (ii) $18.6 related to the repatriation of certain earnings of our non-U.S. subsidiaries and (iii) $6.0 of foreign income taxes related to certain reorganization actions undertaken to facilitate the planned spin-off transaction. The impact of these items was partially offset by the following income tax benefits: (i) $28.6 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.

        During 2013, we recorded an income tax provision of $60.3 on $271.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 22.2%. The effective tax rate for 2013 was impacted favorably by income tax benefits of (i) $9.5 associated with net reductions in valuation allowances recorded against certain foreign deferred income tax assets, (ii) $6.5 recorded in connection with various audit settlements and statute expirations during the period, and (iii) $4.1 related to the Research and Experimentation Credit generated in 2012.

        During 2012, we recorded an income tax benefit of $14.2 on a pre-tax loss from continuing operations of $179.4, resulting in an effective tax rate of 7.9%. The effective tax rate for 2012 was impacted by (i) an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling reporting unit's goodwill and other long-term assets, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes, (ii) taxes provided of $15.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested, (iii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes, and (iv) valuation allowances that were recorded against deferred income tax assets during the year of $5.4. These income tax charges were offset partially by income tax benefits of $22.3 associated with audit closures, settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of our German tax examination for the years 2005 through 2009.

 Results of Discontinued Operations

        For 2014, 2013 and 2012, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2014	2013	2012
Income from discontinued operations	$22.1	$3.6	$612.7
Income tax provision	(13.8)	(2.3)	(264.3)

Income from discontinued operations, net	$8.3	$1.3	$348.4

        For 2014, 2013 and 2012, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2014	2013	2012
Revenues	$27.7	$148.9	$1,030.6
Pre-tax income (loss)	(6.1)	7.0	57.1

Discontinued Operations

        As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material.

        We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, commit to a plan to divest the business or asset group or actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next twelve months.

        In connection with the planned spin-off transaction previously discussed, we determined that we would no longer pursue the sale of our Flash Technologies business, a business that was previously reported in discontinued operations. Accordingly, we have reclassified the results of operations, assets and liabilities, and cash flows of this business to continuing operations for all periods presented. This business is included within Industrial Products and Services and Other.

        The following businesses, which have been sold or for which operations have been terminated, met the above requirements and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Fenn LLC ("Fenn")	Q3 2013	Q3 2014
SPX Precision Components ("Precision Components")	Q3 2013	Q2 2014
Thermal Product Solutions ("TPS")	Q3 2013	Q1 2014
Broadcast Antenna System business ("Dielectric")	Q2 2013	Q2 2013
Crystal Growing business ("Kayex")	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012

        Fenn — Sold for cash consideration of $3.5 during 2014, resulting in a loss, net of taxes, of $0.4.

        Precision Components — Sold for cash consideration of $62.6 during 2014 (inclusive of cash paid of $0.4 associated with the working capital settlement), resulting in a loss, net of taxes, of $6.9.

        TPS — Sold for cash consideration of $42.5 during 2014, resulting in a gain, net of taxes, of $21.7.

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

        Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, of $2.2 during 2012. During 2013, we received $1.1 associated with the working capital settlement and reduced the net gain by $0.4. During 2014, we decreased the net gain by $1.1 as a result of revisions to income tax liabilities related to the sale.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012. During 2013, we received $0.8 associated with the working capital settlement and reduced the net gain by $0.3, associated primarily with the working capital settlement and revisions to income tax and other liabilities related to the sale. During 2014, we increased the net gain by $2.1, primarily as a result of revisions to income tax liabilities related to the sale.

        In addition to the businesses discussed above, we recognized net losses of $2.1, $4.6 and $0.4 during 2014, 2013 and 2012, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2012.

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

        Non-GAAP Measures — Throughout the following discussion of reportable and other operating segments, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Continuing Operations — Non-GAAP Measures."

Flow Technology Reportable Segment

	Year ended December 31,
				2014 vs. 2013%	2013 vs. 2012%
	2014	2013	2012
Revenues	$2,596.1	$2,638.0	$2,682.2	(1.6)	(1.6)
Income	361.9	308.3	285.1	17.4	8.1
% of revenues	13.9%	11.7%	10.6%
Components of revenue decline:
Organic decline				(1.3)	(1.5)
Foreign currency				(0.3)	(0.2)
Acquisition				—	0.1

Net revenue decline				(1.6)	(1.6)

        Revenues — For 2014, the decrease in revenues, compared to 2013, was due to a decline in organic revenue and, to a lesser extent, the strengthening of the U.S. dollar during the period. The decline in organic revenue was due primarily to lower sales of power and energy pumps, partially offset by increased sales of food and beverage systems.

        For 2013, the decrease in revenues, compared to 2012, was due primarily to an organic revenue decline and, to a lesser extent, the strengthening of the U.S. dollar during the period. The decline in organic revenue was due primarily to lower sales of food and beverage systems projects in Asia Pacific and lower sales of Clyde Union's original equipment oil and gas pumps. These declines were offset partially by an increase in sales of valves, closures and other components into oil and gas markets, primarily in North America and Europe, as well as increased food and beverage systems revenues in Europe.

        Income — For 2014, income and margin increased, compared to 2013, primarily due to (i) improved operating execution and favorable sales mix associated primarily with the segment's power and energy and food and beverage businesses and (ii) cost reductions associated with restructuring initiatives at various locations in Europe and the United States.

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

        Backlog — The segment had backlog of $1,149.3 and $1,387.4 as of December 31, 2014 and 2013, respectively. Approximately 87% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015.

Thermal Equipment and Services Reportable Segment

	Year Ended December 31,
				2014 vs. 2013%	2013 vs. 2012%
	2014	2013	2012
Revenues	$1,329.9	$1,344.2	$1,490.9	(1.1)	(9.8)
Income	52.4	81.9	106.7	(36.0)	(23.2)
% of revenues	3.9%	6.1%	7.2%
Components of revenue decline:
Organic growth (decline)				0.9	(7.4)
Foreign currency				(2.0)	(2.4)

Net revenue decline				(1.1)	(9.8)

        Revenues — For 2014, the decrease in revenues, compared to 2013, was due to the impact of a stronger U.S. dollar during the period (versus primarily the South African Rand and Euro), partially offset by an increase in organic revenue. The organic revenue growth was the result of increases in sales of cooling equipment in the U.S. and Asia Pacific, as well as heating and ventilation products in the U.S., partially offset by the expected decrease in revenues associated with the large power projects in South Africa.

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

        Income — For 2014, income and margin decreased, compared to 2013, primarily due to the reduction in income on the large power projects in South Africa of approximately $50.0. The decline in income for these projects resulted from the expected decrease in revenues noted above and revisions to expected revenues and costs on the projects, due to overall project delays and subcontractor challenges, which resulted in a reduction of income during 2014 of $33.3 (see Note 5 to our consolidated financial statements for additional details). This decline in income and margin was offset partially by the impact of cost reductions associated with restructuring initiatives and improved profitability associated with the segment's heating and ventilation products primarily related to the organic revenue growth described above.

        For 2013, income and margin decreased, compared to 2012, primarily due to the organic revenue decline described above, offset partially by improved execution and cost reductions associated with restructuring actions initiated in the first half of 2013.

        Backlog — The segment had backlog of $714.1 and $675.4 as of December 31, 2014 and 2013, respectively. Approximately 70% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of December 31, 2014 and 2013 exclude approximately $70.0 and $100.0, respectively, of estimated price increases related to cost inflation on our large power projects in South Africa.

Industrial Products and Services and Other

	Year Ended December 31,
				2014 vs. 2013%	2013 vs. 2012%
	2014	2013	2012
Revenues	$795.1	$791.1	$721.5	0.5	9.6
Income	107.8	119.9	99.3	(10.1)	20.7
% of revenues	13.6%	15.2%	13.8%
Components of revenue growth:
Organic growth				0.1	9.6
Foreign currency				0.4	—

Net revenue growth				0.5	9.6

        Revenues — For 2014, the increase in revenues, compared to 2013, was due to the strengthening of the U.S. dollar during the period and, to a lesser extent, an increase in organic revenue. The increase in organic revenue was due primarily to an increase in power transformer volume, partially offset by lower sales of fare collection systems and tower and obstruction lights and monitoring equipment.

        For 2013, the increase in revenues, compared to 2012, was due primarily to an increase in organic revenue related to increased sales for most of the businesses within the group, with the most significant contributors being power transformers and fare collection systems.

        Income — For 2014, income and margin decreased, compared to 2013, primarily due to a decline in fare collection systems sales and profit. Margins were also impacted by the increased mix of lower margin power transformer sales.

        For 2013, the increase in income and margin, compared to 2012, was due primarily to leverage on increased sales volumes and improved operating execution at our power transformer business.

        Backlog — The segment had backlog of $335.9 and $286.1 as of December 31, 2014 and 2013, respectively. Approximately 90% of the segment's backlog as of December 31, 2014 is expected to be recognized as revenue during 2015.

Corporate Expense and Other Expense (Income)

	Year Ended December 31,
				2014 vs. 2013%	2013 vs. 2012%
	2014	2013	2012
Total consolidated revenues	$4,721.1	$4,773.3	$4,894.6	(1.1)	(2.5)
Corporate expense	106.8	110.8	108.8	(3.6)	1.8
% of revenues	2.3%	2.3%	2.2%
Pension and postretirement expense (income)	113.8	(17.7)	158.0	*	*
Stock-based compensation expense	38.4	32.9	38.9	16.7	(15.4)

*
Not meaningful for comparison purposes.

        Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense for 2013 included costs of $7.7 associated with earnings on participant deferred compensation balances, while such earnings were included in "Other income (expense), net" during 2014. The impact of this decline on 2014 corporate expense was offset partially by an increase in incentive compensation expense.

        Corporate expense increased during 2013, compared to 2012, due primarily to an increase in the incentive compensation expense.

        Pension and Postretirement Expense (Income) — Pension and postretirement expense (income) represents our consolidated expense (income), which we do not allocate for segment reporting purposes. We recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension and postretirement expense (income), primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.

        Pension and postretirement expense for 2014 included changes in the fair value of plan assets and actuarial losses of $71.9 that resulted primarily from reductions in discount rates and changes in mortality rate assumptions utilized to measure our pension and postretirement obligations, partially offset by favorable plan asset returns, compared to expected returns during 2014. Pension and postretirement expense also included net losses of $29.6 associated with charges of (i) $19.4 for the lump-sum payment action related to the U.S. Plan during the first quarter of 2014 and (ii) $15.0 related to the premium paid in order to transfer monthly payments to retirees under the U.K. Plan to an insurance company during the fourth quarter of 2014, partially offset by a reduction of $4.8 to the estimated settlement loss that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the U.S. Plan to an insurance company.

        Pension and postretirement income for 2013 included changes in the fair value of plan assets and actuarial gains of $0.8 that resulted primarily from an increase in discount rates during the year, partially offset by the premium paid in order to transfer the monthly payments to retirees under the U.S. Plan to an insurance company. In addition, pension and postretirement income for 2013 was impacted favorably by a discretionary contribution of $250.0 to the U.S. Plan during April 2013.

        Pension and postretirement expense for 2012 included changes in the fair value of plan assets and actuarial losses of $149.9, associated primarily with a decrease in discount rates during the year.

        See Note 10 to our consolidated financial statements for further details on our pension and postretirement plans.

        Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation expense for 2014, compared to 2013, was primarily the result of an increase in the fair value of the 2014 restricted stock share and restricted stock unit awards, as the weighted-average fair value of the 2014 awards was approximately 41% higher than the 2013 awards.

        The decrease in stock-based compensation expense for 2013, compared to 2012, was due primarily to a reduction in stock-based compensation associated with our executive officer group, as well as an increase in forfeitures during 2013.

Liquidity and Financial Condition

        Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Continuing operations:
Cash flows from operating activities	$81.7	$111.6	$68.0
Cash flows from (used in) investing activities	519.8	(48.2)	(95.3)
Cash flows used in financing activities	(902.8)	(335.4)	(669.6)
Cash flows from (used in) discontinued operations	102.3	(4.8)	1,127.8
Change in cash and equivalents due to changes in foreign currency exchange rates	(65.2)	(15.5)	2.2

Net change in cash and equivalents	$(264.2)	$(292.3)	$433.1

2014 Compared to 2013

        Operating Activities — Cash flows from operating activities during 2014 included income tax payments, net of refunds, of $314.8 (compared to $50.3 in 2013), including $235.0 related to the sales of our interest in EGS and the TPS, Precision Components and Fenn businesses. Cash flows from operating activities during 2013 included a $250.0 discretionary contribution to the U.S. Plan.

        Investing Activities — The increase in cash flows from investing activities during 2014, compared to 2013, was due primarily to proceeds from the sale of our interest in EGS of $574.1.

        Financing Activities — During 2014, net cash used in financing activities of $902.8 was due primarily to the redemption of all our 7.625% senior notes due in December 2014 for $530.6, repurchases of our common stock of $488.8, and dividends paid of $60.3, partially offset by net borrowings on other debt facilities of $191.0. During 2013, net cash used in financing activities of $335.4 was due primarily to repurchases of our common stock of $260.2, dividends paid of $34.7, and net repayments of debt of $20.8.

        Discontinued Operations — Cash flows from discontinued operations during 2014 included aggregate cash proceeds related to the sales of the TPS, Precision Components and Fenn businesses of $108.6, as well as operating and other investing cash flows related primarily to these businesses, while cash flows used in discontinued operations during 2013 related primarily to cash flows used in the operations of the previously mentioned businesses as well as those of Kayex and Dielectric, partially offset by the aggregate cash proceeds of $11.6 associated with the sale of assets related to Kayex and Dielectric.

        Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for 2014 of $65.2 reflects primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period, while the related decrease for 2013 of $15.5 reflects primarily a reduction in U.S. dollar equivalent balances of our South African Rand-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the South African Rand during the period.

2013 Compared to 2012

        Operating Activities — Cash flows from operating activities during 2013 included $319.2 of defined benefit pension and postretirement contributions and direct benefit payments, $250.0 of which was a discretionary pension contribution, compared to $64.6 during 2012. Excluding the impact of these contributions, operating cash flows improved significantly on a year-over-year basis due to favorable working capital trends at many of our businesses. For example, Clyde Union's operating cash flows during 2013 totaled approximately $64.0 compared to cash used in operations during 2012 of approximately $100.0, with such cash outflows required in order to fund the business's initial working capital needs.

        Investing Activities — The decrease in cash used in investing activities during 2013, compared to 2012, was due primarily to (i) the acquisition of Seital S.r.l. during 2012 for $28.0 (there were no business acquisitions in 2013) and (ii) a reduction in capital expenditures (2013 — $55.1 and 2012 — $81.8).

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

        Discontinued Operations — Cash flows used in discontinued operations during 2013 related primarily to Kayex, Dielectric, TPS, Precision Components and Fenn, while cash flows from discontinued operations during 2012 related primarily to Service Solutions and the businesses mentioned above. The 2012 figure includes proceeds of $1,134.9 received in connection with the sale of our Service Solutions business in December 2012.

        Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for 2013 of $15.5 reflects primarily a reduction in U.S. dollar equivalent balances of our South African Rand-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the South African Rand during the period. Changes in foreign currency exchange rates resulted only in a $2.2 increase in cash and equivalents during 2012.

Borrowings

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2014:

	December 31, 2013	Borrowings	Repayments	Other(4)	December 31, 2014
Domestic revolving loan facility	$—	$472.0	$(339.0)	$—	$133.0
Term loan	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes(1)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement(2)	—	91.0	(81.0)	—	10.0
Other indebtedness(3)	100.6	12.7	(64.7)	3.1	51.7

Total debt	1,675.6	$675.7	$(984.7)	$3.1	1,369.7

Less: short-term debt	26.9				181.1
Less: current maturities of long-term debt	558.7				30.8

Total long-term debt	$1,090.0				$1,157.8

(1)
As noted below, we completed the redemption of all the 7.625% senior notes during the first quarter of 2014.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At December 31, 2014, we had $70.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $10.0.

(3)
Primarily included capital lease obligations of $13.6 and $73.0 and balances under purchase card programs of $32.1 and $25.4 at December 31, 2014 and 2013, respectively. During 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(4)
"Other" primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

        Our senior credit facilities provide for committed senior secured financing in an aggregate amount of $2,075.0, consisting of the following (each with a final maturity of December 23, 2018):

  •
  A term loan facility of $575.0;

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

        At December 31, 2014, we had $53.8 and $695.3, respectively, of outstanding letters of credit under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $5.7 of letters of credit outstanding under separate arrangements in China and India.

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

        The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by any borrower on behalf of itself or any of its subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue credit instruments, including bank undertakings to support primarily commercial contract performance. We borrow and repay amounts under our revolving credit facilities on a regular basis during the year. During 2014, the average daily amount outstanding under these facilities was approximately $63.6.

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

        The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.6% at December 31, 2014.

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

        Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is less than "Ba2" (or not rated) by Moody's and less than "BB" (or not rated) by S&P, then we and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of our assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB–" or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

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

        At December 31, 2014, we were in compliance with all covenant provisions of our senior credit facilities. While the impact of continued market volatility cannot be predicted, we do not expect an impact on our ability to comply with the covenant provisions of our senior credit facilities in the near or long term.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in August 2017. The interest payment dates for these notes are March 1 and September 1 of each year. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote. At December 31, 2014, we were in compliance with all covenants of our 6.875% senior notes. As indicated in Note 4 to our consolidated financial statements, our Board of Directors approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business and the creation of a new stand-alone, publicly-traded company. In connection with the planned spin-off transaction, we obtained, in December 2014, consents from the holders of our 6.875% senior notes allowing these senior notes to become obligations of the new stand-alone, publicly traded company if, and when, the spin-off transaction is completed.

        In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that were to mature in December 2014. On February 11, 2014, we completed the redemption of all the 7.625% senior notes for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to "Loss on early extinguishment of debt" during 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2014 and 2013, the participating businesses had $32.1 and $25.4, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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

Availability

        At December 31, 2014, we had $313.2 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $133.0 and $53.8 reserved for outstanding letters of credit, and $70.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to outstanding borrowings of $10.0 under this arrangement. In addition, at December 31, 2014, we had $304.7 of available issuance capacity under our foreign trade facilities after giving effect to $695.3 reserved for outstanding letters of credit.

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

        At December 31, 2014, we had approximately $1,543.0 of undistributed foreign earnings, including approximately $1,265.0 for which no U.S. federal or state income taxes have been provided. If these earnings were distributed, we would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

        Our derivative financial assets and liabilities include FX forward contracts, FX embedded derivatives and forward contracts that manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts") that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.

        As of December 31, 2014, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.

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

        From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain FX embedded derivatives, because the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in accumulated other comprehensive income ("AOCI"). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives' fair value is recorded as a component of "Other income (expense), net" in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

        We had FX forward contracts with an aggregate notional amount of $298.0 and $191.3 outstanding as of December 31, 2014 and 2013, respectively, with substantially all such contracts scheduled to mature in 2015. We also had FX embedded derivatives with an aggregate notional amount of $246.0 and $145.8 at December 31, 2014 and 2013, respectively, with scheduled maturities of $151.7, $84.0 and $10.3 in 2015, 2016 and years thereafter, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.3 and $1.0 as of December 31, 2014 and 2013, respectively. We anticipate reclassifying $0.2 of the unrealized loss as of December 31, 2014 to income over the next 12 months, with the remaining $0.1 in 2016. The net gain (loss) recorded in "Other income (expense), net" related to FX forward contracts and FX embedded derivatives totaled $(2.4) in 2014, $0.5 in 2013 and $(0.2) in 2012.

        The fair values of our FX forward contracts and FX embedded derivatives as of December 31, 2014 and 2013 were as follows:

	December 31, 2014				December 31, 2013
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$—	$—	$(4.5)	$(0.1)	$0.9	$—	$(0.3)	$—
FX embedded derivatives	5.1	1.2	(4.7)	(0.9)	0.7	—	(6.5)	(2.1)

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At December 31, 2014 and 2013, the outstanding notional amount of commodity contracts was 4.2 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2014 and 2013, the fair value of these contracts was $1.4 (current liabilities) and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(1.0) and $0.2 as of December 31, 2014 and 2013, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2014 to income over the next 12 months.

Investments in Equity Securities

        During 2014, we sold all our previously owned available-for-sale securities, which included equity investments traded in active international markets. These securities were measured at fair value using closing stock prices from active markets and were classified within Level 1 of the valuation hierarchy. These assets had a fair value of $3.0 at December 31, 2013, and were sold for cash proceeds of $6.7 in 2014.

        We elected to account for certain other investments in equity securities not readily marketable under the fair value option. At December 31, 2014 and 2013, these assets had a fair value of $7.4 and $1.4, respectively, estimated using valuation models, including the Monte-Carlo simulation model.

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013, including net unrealized gains (losses) recorded to "Other income (expense), net."

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$7.5
Cash consideration received and other	(5.2)
Unrealized losses recorded to earnings	(0.9)

Balance at December 31, 2013	1.4
Unrealized gains recorded to earnings	6.0

Balance at December 31, 2014	$7.4

Other Fair Value Financial Assets and Liabilities

        The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.

        The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at December 31, 2014 for similar debt was $1,421.4, compared to our carrying value of $1,356.1.

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

        We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced significant, and believe we are not exposed to significant risk of, loss in these accounts.

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

Cash and Other Commitments

        Our senior credit facilities are payable in full on December 23, 2018. Our term loan is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

        We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2014, we had $128.9 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

        In 2003, our Board of Directors approved the implementation of a quarterly dividend program. The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted at the discretion of the Board of Directors. The factors that the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends, and any other factors deemed relevant. During 2014, we declared and paid dividends of $63.2 and $59.8 (excluding dividends paid to noncontrolling interests), respectively, while in 2013 we declared and paid dividends of $45.5 and $34.7, respectively. On February 12, 2014, we implemented a dividend increase effective with the first quarterly dividend payment of 2014. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly.

        Capital expenditures for 2014 totaled $61.1, compared to $55.1 and $81.8 in 2013 and 2012, respectively. Capital expenditures in 2014 related primarily to upgrades to manufacturing facilities, including replacement of equipment, and in information technology. We expect 2015 capital expenditures to approximate $90.0, with a significant portion related to upgrades of manufacturing facilities and information technology. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

        In 2014, we made contributions and direct benefit payments of $37.9 to our defined benefit pension and postretirement benefit plans, net of subsidies, which included $2.9 of contributions related to businesses that have been classified as discontinued operations. We expect to make $28.7 of minimum required funding contributions and direct benefit payments in 2015, including $2.0 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds experienced a positive return on assets of approximately 10.0% in 2014. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.

        On a net basis, both from continuing and discontinued operations, we paid $314.8, $50.3 and $59.3 of income taxes for 2014, 2013 and 2012, respectively. In 2014, we made payments of $324.8 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $10.0. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.

        As of December 31, 2014, except as discussed in Note 14 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $53.8 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $695.3 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; (iii) $5.7 of letters of credit outstanding under separate arrangements in China and India; and (iv) approximately $150.6 of surety bonds. In addition, $52.5 of our standby letters of credit relate to self-insurance or environmental matters.

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

Contractual Obligations

        The following is a summary of our primary contractual obligations as of December 31, 2014:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$181.1	$181.1	$—	$—	$—
Long-term debt obligations	1,188.6	30.8	659.7	494.5	3.6
Pension and postretirement benefit plan contributions and payments(1)	497.2	28.7	108.1	46.5	313.9
Purchase and other contractual obligations(2)	434.5	379.3	55.2	—	—
Future minimum operating lease payments(3)	128.9	36.5	41.6	21.1	29.7
Interest payments	150.4	52.2	88.7	8.8	0.7

Total contractual cash obligations(4)	$2,580.7	$708.6	$953.3	$570.9	$347.9

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2015 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

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

Long-Term Contract Accounting

        Certain of our businesses, primarily within the Flow Technology and Thermal Equipment and Services reportable segments, recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2014, 2013 and 2012, we recognized $1,206.4, $1,343.8 and $1,594.7 of revenues under the percentage-of-completion method, respectively.

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

        Our estimation process for determining revenues and costs for contracts accounted for under the percentage-of-completion method is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of our long-term contracts. Each long-term contract is unique, but typically similar enough to other contracts that we can effectively leverage our experience. As our long-term contracts generally range from nine to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed under the Revenue Recognition Topic of the Codification.

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

  •
  Use of Subcontractors — Our arrangements with subcontractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by subcontractor delays, customer claims arising from subcontractor performance issues, or a subcontractor's inability to fulfill its obligations.

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

        We periodically make claims against customers, suppliers and subcontractors associated with alleged non-performance and other disputes over contractual terms. Claims related to long-term contracts are recognized as additional revenues or as a reduction of costs only after we have determined that collection is probable and the amount is reasonably estimable. Claims made by us may involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.

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

        Based on our annual goodwill impairment testing in 2014 and 2013, we determined that the estimated fair value of each of our reporting units exceeded the carrying value of their respective net assets by at least 10% at the end of each year.

        We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2014, we recorded impairment charges of $11.7 and $8.4 related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments, respectively. In addition, during 2014, we recorded an impairment charge of $18.0 related to our Cooling reporting unit's investment in the Shanghai Electric JV. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.

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

        See Note 8 to our consolidated financial statements for additional details.

Employee Benefit Plans

        Defined benefit plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, domestic postretirement plans provide health and life insurance benefits for certain retirees and their dependents. We recognize changes in the fair value of plan assets and actuarial gains and losses into earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. See Note 10 to our consolidated financial statements for further discussion of our pension and postretirement benefits.

        Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

        The costs and obligations associated with these plans are determined based on actuarial valuations. The critical assumptions used in determining these related expenses and obligations are discount rates and healthcare cost projections. These critical assumptions are calculated based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries. Other assumptions involving demographic factors such as retirement patterns, mortality, turnover and the rate of increase in compensation levels are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2014 pension expense by approximately $45.0, and a 50 basis point increase in the discount rate would have decreased our 2014 pension expense by approximately $42.0.

        The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The 2014 healthcare cost trend rate for 2015, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.79%. This rate is assumed to decrease to 5.0% by 2024 and then remain at that level. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 100 basis point increase in the healthcare cost trend rate would have increased our 2014 postretirement expense by approximately $6.9, and a 100 basis point decrease in the healthcare cost trend rate would have decreased our 2014 postretirement expense by approximately $6.1.

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

        Realization of deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. We believe that it is more likely than not that we will not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax strategies are no longer viable.

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

Contingent Liabilities

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $619.6 (including $575.4 for risk management matters) and $610.1 (including $565.0 for risk management matters) at December 31, 2014 and 2013, respectively. It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

        We had insurance recovery assets related to risk management matters of $503.7 and $496.7 at December 31, 2014 and 2013, respectively, included in "Other assets" within our consolidated balance sheets.

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

        The following table provides information, as of December 31, 2014, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
6.875% senior notes	$—	$—	$600.0	$—	$—	$—	$600.0	$665.3
Average interest rate							6.875%
Term loan	28.8	28.8	28.8	488.6	—	—	575.0	575.0
Average interest rate							1.531%
Domestic revolving loan facility	133.0	—	—	—	—	—	133.0	133.0
Average interest rate							1.708%
Trade receivables financing arrangement	10.0	—	—	—	—	—	10.0	10.0
Average interest rate							1.356%

        We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.

        We had FX forward contracts with an aggregate notional amount of $298.0 outstanding as of December 31, 2014, with substantially all such contracts scheduled to mature in 2015. The fair value of our open contracts was a net liability of $4.6, with $4.5 recorded as a current liability and $0.1 recorded as a noncurrent liability. We had FX embedded derivatives with an aggregate notional amount of $246.0 outstanding at December 31, 2014, with scheduled maturities of $151.7, $84.0 and $10.3 in 2015, 2016 and years thereafter, respectively. The fair value of the associated embedded derivatives was a net asset of $0.7, with $5.1 recorded as a current asset, $1.2 recorded as a noncurrent asset, $4.7 recorded as a current liability and $0.9 recorded as a noncurrent liability as of December 31, 2014.

        We had commodity contracts with an unrealized loss, net of tax, recorded in accumulated other comprehensive income of $1.0 at December 31, 2014. We expect to reclassify the December 31, 2014 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $1.4 (recorded as a current liability) as of December 31, 2014.

 ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements

December 31, 2014

        All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the accompanying Consolidated Balance Sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the fiscal years ended September 30, 2013 and 2012, the Company's investment accounted for by use of the equity method (see Note 9 to the Company's consolidated financial statements). The Company's equity in income of EGS for the fiscal years ended September 30, 2013 and 2012 was $41.9 million and $39.0 million, respectively. The consolidated financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 20, 2015

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues	$4,721.1	$4,773.3	$4,894.6
Costs and expenses:
Cost of products sold	3,357.5	3,392.3	3,554.2
Selling, general and administrative	1,068.7	963.9	1,120.9
Intangible amortization	31.8	33.0	34.1
Impairment of goodwill and other long-term assets	38.1	6.7	285.9
Special charges, net	23.1	32.3	23.4

Operating income (loss)	201.9	345.1	(123.9)
Other income (expense), net	484.6	(11.3)	14.0
Interest expense	(69.8)	(112.6)	(114.4)
Interest income	8.6	8.2	6.3
Loss on early extinguishment of debt	(32.5)	—	—
Equity earnings in joint ventures	1.4	42.2	38.6

Income (loss) from continuing operations before income taxes	594.2	271.6	(179.4)
Income tax (provision) benefit	(214.1)	(60.3)	14.2

Income (loss) from continuing operations	380.1	211.3	(165.2)

Income (loss) from discontinued operations, net of tax	(5.0)	5.3	35.0
Gain (loss) on disposition of discontinued operations, net of tax	13.3	(4.0)	313.4

Income from discontinued operations, net of tax	8.3	1.3	348.4

Net income	388.4	212.6	183.2
Less: Net income (loss) attributable to noncontrolling interests	(9.5)	2.4	2.8

Net income attributable to SPX Corporation common shareholders	$397.9	$210.2	$180.4

Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$389.6	$209.1	$(168.2)
Income from discontinued operations, net of tax	8.3	1.1	348.6

Net income	$397.9	$210.2	$180.4

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$9.19	$4.61	$(3.36)
Income from discontinued operations attributable to SPX Corporation common shareholders	0.19	0.02	6.97

Net income per share attributable to SPX Corporation common shareholders	$9.38	$4.63	$3.61

Weighted-average number of common shares outstanding — basic	42.400	45.384	50.031
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$9.05	$4.55	$(3.36)
Income from discontinued operations attributable to SPX Corporation common shareholders	0.20	0.02	6.97

Net income per share attributable to SPX Corporation common shareholders	$9.25	$4.57	$3.61

Weighted-average number of common shares outstanding — diluted	43.031	46.006	50.031

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2014	2013	2012
Net income	$388.4	$212.6	$183.2

Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $(5.2), $1.0 and $0.8 in 2014, 2013 and 2012, respectively	9.7	(2.2)	(1.0)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.1, $(1.2) and $(0.4) in 2014, 2013 and 2012, respectively	(0.5)	2.5	1.1
Net unrealized gains (losses) on available-for-sale securities	3.7	(0.6)	(1.6)
Foreign currency translation adjustments	(237.8)	2.4	97.1

Other comprehensive income (loss), net	(224.9)	2.1	95.6

Total comprehensive income	163.5	214.7	278.8
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(9.5)	1.8	3.4

Total comprehensive income attributable to SPX Corporation common shareholders	$173.0	$212.9	$275.4

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$427.6	$691.8
Accounts receivable, net	1,067.4	1,210.4
Inventories, net	497.8	505.9
Other current assets	98.5	104.4
Deferred income taxes	123.8	119.6
Assets of discontinued operations	—	100.9

Total current assets	2,215.1	2,733.0
Property, plant and equipment:
Land	56.4	46.4
Buildings and leasehold improvements	361.8	387.9
Machinery and equipment	825.9	796.0

	1,244.1	1,230.3
Accumulated depreciation	(573.2)	(533.8)

Property, plant and equipment, net	670.9	696.5
Goodwill	1,455.4	1,549.1
Intangibles, net	831.0	928.3
Other assets	729.8	949.3

TOTAL ASSETS	$5,902.2	$6,856.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$462.0	$497.5
Accrued expenses	892.3	990.8
Income taxes payable	43.7	73.1
Short-term debt	181.1	26.9
Current maturities of long-term debt	30.8	558.7
Liabilities of discontinued operations	—	27.4

Total current liabilities	1,609.9	2,174.4
Long-term debt	1,157.8	1,090.0
Deferred and other income taxes	294.9	427.2
Other long-term liabilities	1,018.5	992.6

Total long-term liabilities	2,471.2	2,509.8
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity:
Common stock (100,063,887 and 40,858,006 issued and outstanding at December 31, 2014, respectively, and 99,801,498 and 45,281,329 issued and outstanding at December 31, 2013, respectively)	1,008.2	1,004.5
Paid-in capital	1,600.8	1,571.5
Retained earnings	2,637.8	2,303.1
Accumulated other comprehensive income	62.6	287.5
Common stock in treasury (59,205,881 and 54,520,169 shares at December 31, 2014 and 2013, respectively)	(3,491.5)	(3,008.6)

Total SPX Corporation shareholders' equity	1,817.9	2,158.0
Noncontrolling interests	3.2	14.0

Total equity	1,821.1	2,172.0

TOTAL LIABILITIES AND EQUITY	$5,902.2	$6,856.2

The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$993.6	$1,502.2	$2,008.9	$189.8	$(2,510.3)	$2,184.2	$10.0	$2,194.2
Net income	—	—	180.4	—	—	180.4	2.8	183.2
Other comprehensive income, net	—	—	—	95.0	—	95.0	0.6	95.6
Dividends declared ($1.00 per share)	—	—	(50.9)	—	—	(50.9)	—	(50.9)
Exercise of stock options and other incentive plan activity	4.4	20.6	—	—	—	25.0	—	25.0
Stock-based compensation expense, including $1.5 related to discontinued operations	—	40.4	—	—	—	40.4	—	40.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.5 and net of tax withholdings	0.9	(9.5)	—	—	4.3	(4.3)	—	(4.3)
Common stock repurchases	—	—	—	—	(245.6)	(245.6)	—	(245.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)

Balance at December 31, 2012	998.9	1,553.7	2,138.4	284.8	(2,751.6)	2,224.2	11.3	2,235.5
Net income	—	—	210.2	—	—	210.2	2.4	212.6
Other comprehensive income (loss), net	—	—	—	2.7	—	2.7	(0.6)	2.1
Dividends declared ($1.00 per share)	—	—	(45.5)	—	—	(45.5)	—	(45.5)
Exercise of stock options and other incentive plan activity	2.2	14.7	—	—	—	16.9	—	16.9
Stock-based compensation expense, including $0.6 related to discontinued operations	—	33.5	—	—	—	33.5	—	33.5
Restricted stock and restricted stock unit vesting, including related tax benefit of $1.7 and net of tax withholdings	3.4	(27.4)	—	—	3.2	(20.8)	—	(20.8)
Common stock repurchases	—	—	—	—	(260.2)	(260.2)	—	(260.2)
Other changes in noncontrolling interests	—	(3.0)	—	—	—	(3.0)	0.9	(2.1)

Balance at December 31, 2013	1,004.5	1,571.5	2,303.1	287.5	(3,008.6)	2,158.0	14.0	2,172.0
Net income (loss)	—	—	397.9	—	—	397.9	(9.5)	388.4
Other comprehensive loss, net	—	—	—	(224.9)	—	(224.9)	—	(224.9)
Dividends declared ($1.50 per share)	—	—	(63.2)	—	—	(63.2)	—	(63.2)
Incentive plan activity	1.6	14.8	—	—	—	16.4	—	16.4
Stock-based compensation expense	—	38.4	—	—	—	38.4	—	38.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $6.7 and net of tax withholdings	2.1	(23.9)	—	—	5.9	(15.9)	—	(15.9)
Common stock repurchases	—	—	—	—	(488.8)	(488.8)	—	(488.8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Other changes in noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)

Balance at December 31, 2014	$1,008.2	$1,600.8	$2,637.8	$62.6	$(3,491.5)	$1,817.9	$3.2	$1,821.1

The accompanying notes are an integral part of these statements.

 SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$388.4	$212.6	$183.2
Less: Income from discontinued operations, net of tax	8.3	1.3	348.4

Income (loss) from continuing operations	380.1	211.3	(165.2)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Special charges, net	23.1	32.3	23.4
Gain on asset sales	(491.1)	—	(20.5)
Impairment of goodwill and other long-term assets	38.1	6.7	285.9
Loss on early extinguishment of debt	32.5	—	—
Deferred and other income taxes	(81.7)	95.8	(36.5)
Depreciation and amortization	109.2	115.1	107.8
Pension and other employee benefits	131.8	(0.1)	176.6
Stock-based compensation	38.4	32.9	38.9
Other, net	1.8	10.4	8.3
Changes in operating assets and liabilities, net of effects from acquisition and divestitures
Accounts receivable and other assets	61.7	58.3	(213.9)
Inventories	(17.1)	9.6	58.3
Accounts payable, accrued expenses and other	(119.6)	(181.9)	(176.0)
Discretionary pension contribution	—	(250.0)	—
Cash spending on restructuring actions	(25.5)	(28.8)	(19.1)

Net cash from continuing operations	81.7	111.6	68.0
Net cash from (used in) discontinued operations	(5.3)	(6.3)	1.8

Net cash from operating activities	76.4	105.3	69.8
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	581.4	9.8	18.9
(Increase) decrease in restricted cash	(0.5)	—	1.9
Business acquisition and other investments, net of cash acquired	—	(2.9)	(34.3)
Capital expenditures	(61.1)	(55.1)	(81.8)

Net cash from (used in) continuing operations	519.8	(48.2)	(95.3)
Net cash from discontinued operations (includes net cash proceeds from dispositions of $108.6, $13.5 and $1,133.4 in 2014, 2013 and 2012, respectively)	107.6	1.5	1,126.0

Net cash from (used in) investing activities	627.4	(46.7)	1,030.7
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	(530.6)	—	—
Borrowings under senior credit facilities	572.0	287.0	1,065.0
Repayments under senior credit facilities	(339.0)	(287.0)	(1,421.9)
Borrowings under trade receivables agreement	91.0	35.0	127.3
Repayments under trade receivables agreement	(81.0)	(35.0)	(127.3)
Net repayments under other financing arrangements	(52.0)	(20.8)	(8.6)
Purchases of common stock	(488.8)	(260.2)	(245.6)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(12.9)	(16.2)	5.3
Financing fees paid	(0.4)	(5.4)	(0.2)
Change in noncontrolling interest in subsidiary	(0.8)	1.9	—
Dividends paid (includes noncontrolling interest distributions of $0.5 and $0.7 in 2014 and 2012, respectively)	(60.3)	(34.7)	(63.6)

Net cash used in continuing operations	(902.8)	(335.4)	(669.6)
Net cash used in discontinued operations	—	—	—

Net cash used in financing activities	(902.8)	(335.4)	(669.6)

Change in cash and equivalents due to changes in foreign currency exchange rates	(65.2)	(15.5)	2.2
Net change in cash and equivalents	(264.2)	(292.3)	433.1
Consolidated cash and equivalents, beginning of period	691.8	984.1	551.0

Consolidated cash and equivalents, end of period	$427.6	$691.8	$984.1

Cash and equivalents of continuing operations	$427.6	$691.8	$984.1
Supplemental disclosure of cash flow information:
Interest paid	$65.9	$102.6	$102.0
Income taxes paid, net of refunds of $10.0, $9.4 and $10.3 in 2014, 2013 and 2012, respectively	$314.8	$50.3	$59.3
Non-cash investing and financing activity:
Debt assumed	$0.2	$5.0	$61.5

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(1)   Summary of Significant Accounting Policies

        Our significant accounting policies are described below, as well as in other Notes that follow.

        Basis of Presentation — The consolidated financial statements include SPX Corporation's ("SPX", "our" or "we") accounts prepared in conformity with accounting principles generally accepted in the United States ("GAAP") after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity ("VIE"), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary and others in which we are not. Our VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.

        We have reclassified certain prior period amounts, including the results of discontinued operations, to conform to the current period presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).

        Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in "Other income (expense), net," with the related net losses totaling $7.1, $15.6 and $12.4 in 2014, 2013 and 2012, respectively.

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

Notes to Consolidated Financial Statements
December 31, 2014
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

        We recognized $1,206.4, $1,343.8 and $1,594.7 in revenues under the percentage-of-completion method for the years ended December 31, 2014, 2013 and 2012, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2014 and 2013 were as follows:

	2014	2013
Costs incurred on uncompleted contracts	$3,232.6	$3,767.4
Estimated earnings to date	591.1	813.2

	3,823.7	4,580.6
Less: Billings to date	(3,765.5)	(4,517.9)

	58.2	62.7
Net costs and estimated earnings in excess of billings assumed in the acquisition of Clyde Union (Holdings) S.A.R.L. ("Clyde Union")	—	4.2

Net costs and estimated earnings in excess of billings	$58.2	$66.9

        These amounts are included in the accompanying consolidated balance sheets at December 31, 2014 and 2013 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2014	2013
Costs and estimated earnings in excess of billings(1)	$237.1	$285.3
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(178.9)	(218.4)

Net costs and estimated earnings in excess of billings	$58.2	$66.9

(1)
Reported as a component of "Accounts receivable, net."

(2)
Reported as a component of "Accrued expenses."

        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. We expensed research activities relating to the development and improvement of our products of $51.1, $47.3 and $49.0 in 2014, 2013 and 2012, respectively.

        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $77.4, $82.1 and $73.7 for the years ended December 31, 2014, 2013 and 2012, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. Interest capitalized during 2012 totaled $0.5. No interest was capitalized during 2014 or 2013.

        Pension and Postretirement — We recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense and, accordingly, recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.

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

        Derivative Financial Instruments — We use foreign currency forward contracts ("FX forward contracts") to manage our exposures to fluctuating currency exchange rates, and forward contracts to manage the exposure on forecasted purchases of commodity raw materials ("commodity contracts"). We have used interest rate protection agreements ("Swaps") to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in accumulated other comprehensive income ("AOCI") and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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

Notes to Consolidated Financial Statements
December 31, 2014
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

	Year ended December 31,
	2014	2013	2012
Balance at beginning of year	$46.4	$50.2	$40.8
Allowances provided	30.9	23.8	27.9
Write-offs, net of recoveries, credits issued and other	(40.5)	(27.6)	(18.5)

Balance at end of year	$36.8	$46.4	$50.2

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

        Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2014, 2013 and 2012.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2014 and 2013.

	December 31,
	2014	2013
Employee benefits	$219.6	$215.3
Unearned revenue(1)	375.4	460.9
Warranty	38.3	42.4
Other(2)	259.0	272.2

Total	$892.3	$990.8

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
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	Year ended December 31,
	2014	2013	2012
Balance at beginning of year	$55.1	$60.0	$55.9
Acquisition	—	—	3.7
Provisions	34.9	31.4	24.9
Usage	(32.0)	(36.4)	(25.0)
Currency translation adjustment	(2.0)	0.1	0.5

Balance at end of year	56.0	55.1	60.0
Less: Current portion of warranty	38.3	42.4	49.9

Non-current portion of warranty	$17.7	$12.7	$10.1

        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset based on all available evidence, we establish a valuation allowance against it.

        Employee Benefit Plans — Defined benefit plans cover a portion of our salaried and hourly employees, including certain employees in foreign countries. As discussed in Note 1, we recognize changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. See Note 10 for further discussion of our pension and postretirement benefits.

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

        In July 2012, the Financial Accounting Standards Board ("FASB") issued an amendment to guidance relating to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing such assets for impairment have the option of first performing a qualitative assessment to determine whether it is more likely than not that the carrying amount of an indefinite-lived intangible asset exceeds its fair value. If an entity determines, on the basis of qualitative factors, that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity shall calculate the fair value of the intangible asset and perform the quantitative impairment test in accordance with the Intangibles — Goodwill and Other Topic of the Codification. The amendment was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance on January 1, 2013, with no material impact on our consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2014
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

        In March 2013, the FASB issued an amendment to guidance to resolve the diversity in practice relating to a parent entity's accounting for the cumulative translation adjustment ("CTA") upon derecognition of foreign subsidiaries or groups of assets. The amendment requires that any CTA related to the parent entity's investment in a foreign entity be released into earnings when a sale or transfer of the foreign subsidiary or group of assets results in the complete or substantially complete liquidation of the foreign entity. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013, and must be applied prospectively. We adopted this guidance on January 1, 2014, with no material impact on our consolidated financial statements.

        In July 2013, the FASB issued an amendment to guidance to resolve the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively, a "carryforward") exists. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for the carryforward, except to the extent (i) the carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In these cases, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment applies to all entities that have unrecognized tax benefits when a carryforward exists at the reporting date. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013 and must be applied prospectively to all unrecognized tax benefits that exist at the effective date, with retrospective application permitted. We adopted this guidance on January 1, 2014, with no material impact on our consolidated financial statements.

        In April 2014, the FASB issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The amendment states that a "strategic shift" could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity's ongoing operations, or there is significant continuing involvement with a component after its disposal. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The impact of the adoption of this amendment on our consolidated financial statements will be based on our future disposal activity.

        In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect that this new standard will have on our consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(4)   Acquisitions, Discontinued Operations and Formation of Shanghai Electric JV

        We use acquisitions as a part of our strategy to gain access to customer relationships and new technology, expand our geographical reach, penetrate new markets and leverage our existing product, market, manufacturing and technical expertise. Further, as part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors. Acquisitions and divestitures for the years ended December 31, 2014, 2013 and 2012 are described below.

        The consolidated statements of operations include the results of the acquired business since the date of its acquisition. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by us based on its information available at the acquisition date. We consider a number of factors, including third-party valuations or appraisals, when making these determinations. We will recognize additional assets or liabilities if new information is obtained during the measurement period about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period will not exceed one year from the acquisition date.

        There were no acquisitions in 2014 or 2013.

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

Discontinued Operations

        We report businesses or asset groups as discontinued operations when, among other things, we terminate the operations of the business or asset group, commit to a plan to divest the business or asset group or actively begin marketing the business or asset group, and the sale of the business or asset group is deemed probable within the next twelve months.

        During the fourth quarter of 2014, our Board of Directors unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, and the creation of a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global power and energy, food and beverage, and industrial markets. In connection with the planned spin-off transaction, we determined that we would no longer pursue the sale of our Flash Technologies business, a business that was previously reported in discontinued operations. Accordingly, we have reclassified the results of operations, assets and liabilities, and cash flows of this business to continuing operations for all periods presented. This business is included within Industrial Products and Services and Other.

        The following businesses, which have been sold or for which operations have been terminated, met the requirements described above and therefore have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale or Termination of Operations
Fenn LLC ("Fenn")	Q3 2013	Q3 2014
SPX Precision Components ("Precision Components")	Q3 2013	Q2 2014
Thermal Product Solutions ("TPS")	Q3 2013	Q1 2014
Broadcast Antenna System business ("Dielectric")	Q2 2013	Q2 2013
Crystal Growing business ("Kayex")	Q1 2013	Q1 2013
TPS Tianyu Equipment Co., Ltd. ("Tianyu")	Q4 2012	Q4 2012
Weil-McLain (Shandong) Cast-Iron-Boiler Co., Ltd. ("Weil-McLain Shandong")	Q4 2012	Q4 2012
SPX Service Solutions ("Service Solutions")	Q1 2012	Q4 2012

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Fenn — Sold for cash consideration of $3.5 during 2014, resulting in a loss, net of taxes, of $0.4.

        Precision Components — Sold for cash consideration of $62.6 during 2014 (inclusive of cash paid of $0.4 associated with the working capital settlement), resulting in a loss, net of taxes, of $6.9.

        TPS — Sold for cash consideration of $42.5 during 2014, resulting in a gain, net of taxes, of $21.7.

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

        Weil-McLain Shandong — Sold for cash consideration of $2.7 (exclusive of cash transferred with the business of $3.1), resulting in a gain, net of taxes, of $2.2 during 2012. During 2013, we received $1.1 associated with the working capital settlement and reduced the net gain by $0.4. During 2014, we decreased the net gain by $1.1 as a result of revisions to income tax liabilities related to the sale.

        Service Solutions — Sold to Robert Bosch GmbH for cash consideration of $1,134.9, resulting in a gain, net of taxes, of $313.4 during 2012. During 2013, we received $0.8 associated with the working capital settlement and reduced the net gain by $0.3, associated primarily with the working capital settlement and revisions to income tax and other liabilities related to the sale. During 2014, we increased the net gain by $2.1, primarily as a result of revisions to income tax liabilities related to the sale.

        In addition to the businesses discussed above, we recognized net losses of $2.1, $4.6 and $0.4 during 2014, 2013 and 2012, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2012.

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

        For 2014, 2013 and 2012, income from discontinued operations and the related income taxes are shown below:

	Year ended December 31,
	2014	2013	2012
Income from discontinued operations	$22.1	$3.6	$612.7
Income tax provision	(13.8)	(2.3)	(264.3)

Income from discontinued operations, net	$8.3	$1.3	$348.4

        For 2014, 2013 and 2012, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2014	2013	2012
Revenues	$27.7	$148.9	$1,030.6
Pre-tax income (loss)	(6.1)	7.0	57.1

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The major classes of assets and liabilities, excluding intercompany balances, of the businesses reported as discontinued operations included in the accompanying consolidated balance sheet as of December 31, 2013 are shown below:

December 31, 2013
Assets:
Accounts receivable, net	$19.1
Inventories, net	33.9
Other current assets	1.1
Property, plant and equipment, net	12.1
Goodwill and intangibles, net	34.7

Assets of discontinued operations	$100.9

Liabilities:
Accounts payable	$10.4
Accrued expenses	17.0

Liabilities of discontinued operations	$27.4

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

        The Shanghai Electric JV's results of operations and our equity earnings in this investment, as included in our consolidated statements of operations, were not material to any period presented.

(5)   Information on Reportable Segments and Other Operating Segments

        We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Many of our products and innovative solutions play a role in helping to meet rising global demand for power and energy and processed foods and beverages, particularly in emerging markets. In 2014, an estimated 27% of our revenues were from sales into emerging markets. Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil and gas processing, power transformers used by utility companies, and cooling systems for power plants.

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
December 31, 2014
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

        Revenues by reportable segment and our other operating segments and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among reportable segments and our other operating segments are not significant. Identifiable assets by reportable segment and for the other operating segments are those used in the respective operations of each. General corporate assets are principally cash, pension assets, deferred tax assets, certain prepaid expenses, fixed assets, and, as of December 31, 2013, our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries ("EGS") joint venture (which we sold to Emerson Electric Co. on January 7, 2014). See Note 9 for financial information relating to EGS, as well as details associated with the sale of our interest in the joint venture.

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

Industrial Products and Services and Other

        Industrial Products and Services and Other comprises operating segments that design, manufacture and market power transformers, industrial tools and hydraulic units, tower and obstruction lights and monitoring equipment, communications and signal monitoring systems, fare collection systems, and portable cable and pipe locators. The primary distribution channels for the Industrial Products and Services and Other operating segments are direct to customers, independent manufacturing representatives and third-party distributors.

Corporate Expense

        Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Financial data for our reportable segments and other operating segments, including the results of Seital from the date of its acquisition, for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Revenues:
Flow Technology reportable segment	$2,596.1	$2,638.0	$2,682.2
Thermal Equipment and Services reportable segment(1)	1,329.9	1,344.2	1,490.9
Industrial Products and Services and Other	795.1	791.1	721.5

Total revenues	$4,721.1	$4,773.3	$4,894.6

Income:
Flow Technology reportable segment	$361.9	$308.3	$285.1
Thermal Equipment and Services reportable segment(1)	52.4	81.9	106.7
Industrial Products and Services and Other	107.8	119.9	99.3

Total income for reportable and other operating segments	522.1	510.1	491.1
Corporate expense	106.8	110.8	108.8
Pension and postretirement expense (income)	113.8	(17.7)	158.0
Stock-based compensation expense	38.4	32.9	38.9
Impairment of goodwill and other long-term assets	38.1	6.7	285.9
Special charges, net	23.1	32.3	23.4

Consolidated operating income (loss)	$201.9	$345.1	$(123.9)

Capital expenditures:
Flow Technology reportable segment	$34.8	$21.0	$25.6
Thermal Equipment and Services reportable segment	9.1	7.2	10.9
Industrial Products and Services and Other	6.9	10.3	19.4
General corporate	10.3	16.6	25.9

Total capital expenditures	$61.1	$55.1	$81.8

Depreciation and amortization:
Flow Technology reportable segment	$62.8	$68.3	$63.8
Thermal Equipment and Services reportable segment	20.3	22.5	22.0
Industrial Products and Services and Other	15.2	15.9	15.9
General corporate	10.9	8.4	6.1

Total depreciation and amortization	$109.2	$115.1	$107.8

Identifiable assets:
Flow Technology reportable segment	$3,165.7	$3,526.8	$3,611.2
Thermal Equipment and Services reportable segment	1,391.0	1,338.1	1,445.4
Industrial Products and Services and Other	667.4	684.8	699.3
General corporate	678.1	1,205.6	1,279.1
Discontinued operations	—	100.9	95.1

Total identifiable assets	$5,902.2	$6,856.2	$7,130.1

Geographic Areas:
Revenues:(2)
United States	$2,233.9	$2,213.3	$2,230.8
United Kingdom	452.0	499.6	545.2
Germany	311.9	306.2	358.5
China	278.4	235.9	232.3
South Africa	137.3	266.3	322.4
Other	1,307.6	1,252.0	1,205.4

	$4,721.1	$4,773.3	$4,894.6

Tangible Long-Lived Assets:
United States	$956.1	$1,260.1	$1,156.5
Other	444.6	385.7	310.2

Long-lived assets of continuing operations	1,400.7	1,645.8	1,466.7
Long-lived assets of discontinued operations	—	12.1	12.0

Total tangible long-lived assets	$1,400.7	$1,657.9	$1,478.7

(1)
During 2014, the business environment surrounding our large power projects in South Africa became increasingly difficult. In addition, in January 2015, the end customer announced additional schedule delays for completing these projects. Against this background, we have incurred, and expect to incur, additional costs relating to the projects. We believe that a large portion of these costs is reimbursable by our subcontractors on the projects. However, certain of these subcontractors appear to be financially challenged and, as such, their ability to reimburse us is not reasonably assured. In consideration of these additional costs and the associated recoverability risk, we made revisions to expected revenues and costs on our large power projects in South Africa, resulting in a reduction in revenue and segment income during 2014 of $33.3.

(2)
Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(6)   Special Charges, Net

        As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $23.1 in 2014, $32.3 in 2013 and $23.4 in 2012. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges.

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

        Special charges for the years ended December 31, 2014, 2013 and 2012 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2014	2013	2012
Employee termination costs	$19.8	$29.2	$22.6
Facility consolidation costs	0.9	1.0	2.4
Other cash costs (recoveries), net	0.9	0.1	(4.4)
Non-cash asset write-downs	1.5	2.0	2.8

Total	$23.1	$32.3	$23.4

2014 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
Flow Technology reportable segment	$11.2	$0.6	$0.5	$1.5	$13.8
Thermal Equipment and Services reportable segment	5.7	0.3	0.4	—	6.4
Industrial Products and Services and Other	2.3	—	—	—	2.3
Corporate	0.6	—	—	—	0.6

Total	$19.8	$0.9	$0.9	$1.5	$23.1

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Flow Technology reportable segment — Charges for 2014 related primarily to severance and other costs associated with restructuring initiatives at various locations in Europe and the U.S. These actions were taken primarily to (i) reduce the cost base of Clyde Union, as we continue to integrate the business into our Flow Technology reportable segment, and (ii) reorganize the food and beverage commercial organization and Johnson Pump management structure in Europe. Once completed, restructuring activities are expected to result in the termination of approximately 100 employees. Charges for 2014 also included asset impairment charges of $1.5 related to tangible long-lived assets in the power and energy, and food and beverage, businesses.

        Thermal Equipment and Services reportable segment — Charges for 2014 related primarily to severance and other costs associated with (i) restructuring actions at our Balcke Duerr and dry cooling businesses primarily in Germany in order to reduce the cost base of the businesses in response to reduced demand for nuclear power products and services in Europe, (ii) the restructuring of a regional sales organization within the boiler products business, and (iii) the closure of a facility in China. Once completed, restructuring activities are expected to result in the termination of approximately 80 employees.

        Industrial Products and Services and Other — Charges for 2014 related primarily to costs associated with restructuring initiatives at various locations in the U.S. These actions resulted in the termination of 37 employees.

        Corporate — Charges for 2014 related primarily to costs associated with our efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013.

        Expected charges still to be incurred under actions approved as of December 31, 2014 are approximately $2.0.

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

        Flow Technology reportable segment — Charges for 2013 related primarily to severance costs associated with (i) restructuring initiatives at Clyde Union locations primarily in the U.K. and the U.S. and (ii) the operational realignment of the segment's reporting structure. These actions were taken primarily to reduce the cost base of Clyde Union, as we continued to integrate the business into our Flow Technology reportable segment, and to further align the segment's operational structure to its key end markets. These activities resulted in the termination of 500 employees. Charges for 2013 also included asset impairment charges of $1.7 related primarily to facilities that were exited in the U.S., Denmark and the U.K.

        Thermal Equipment and Services reportable segment — Charges for 2013 related primarily to severance and other costs associated with restructuring actions at our Balcke Duerr and dry cooling businesses in Germany. These actions were taken to reduce the cost base of the businesses in response to reduced demand for nuclear power products and services in Europe. These activities resulted in the termination of 290 employees.

        Industrial Products and Services and Other — Charges for 2013 related primarily to costs associated with restructuring initiatives at various locations in the U.S. These actions resulted in the termination of 40 employees.

        Corporate — Charges for 2013 related primarily to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

Notes to Consolidated Financial Statements
December 31, 2014
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

        Thermal Equipment and Services reportable segment — Charges for 2012 related primarily to costs associated with restructuring initiatives at various locations in China and Europe, including asset impairment charges totaling $1.6, and severance costs associated with transferring certain functions of our boiler and heating products business to a location in Chicago, IL. These activities resulted in the termination of 195 employees.

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

        The following is an analysis of our restructuring liabilities for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Balance at beginning of year	$19.0	$16.4	$11.0
Special charges(1)	21.6	34.7	25.5
Utilization — cash(2)	(26.2)	(32.4)	(20.1)
Currency translation adjustment and other	(0.1)	0.3	—

Balance at the end of year	$14.3	$19.0	$16.4

(1)
The years ended December 31, 2014, 2013 and 2012 included $0.0, $4.4 and $0.7, respectively, of charges that related to discontinued operations for which we have retained the related liabilities, and excluded $1.5, $2.0 and $3.4, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities, as well as a gain of $4.8 on the sale of land rights in Shanghai, China during the year ended December 31, 2012.

(2)
The years ended December 31, 2014, 2013 and 2012 included $0.7, $3.6 and $1.0 of cash utilized to settle retained liabilities of discontinued operations.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(7)   Inventories, Net

        Inventories at December 31, 2014 and 2013 comprised the following:

	December 31,
	2014	2013
Finished goods	$138.2	$148.7
Work in process	158.6	165.1
Raw materials and purchased parts	220.5	213.0

Total FIFO cost	517.3	526.8
Excess of FIFO cost over LIFO inventory value	(19.5)	(20.9)

Total inventories	$497.8	$505.9

        Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 18% and 19% of total inventory at December 31, 2014 and 2013, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method.

(8)   Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2014, were as follows:

	December 31, 2013	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other	December 31, 2014
Flow Technology reportable segment
Gross goodwill	$1,120.2	$—	$—	$(83.7)	$1,036.5
Accumulated impairments	—	—	—	—	—

Goodwill	1,120.2	—	—	(83.7)	1,036.5

Thermal Equipment and Services reportable segment
Gross goodwill	570.0	—	—	(16.7)	553.3
Accumulated impairments	(399.5)	—	—	8.1	(391.4)

Goodwill	170.5	—	—	(8.6)	161.9

Industrial Products and Services and Other
Gross goodwill	398.9	—	—	(2.8)	396.1
Accumulated impairments	(140.5)	—	—	1.4	(139.1)

Goodwill	258.4	—	—	(1.4)	257.0

Total
Gross goodwill	2,089.1	—	—	(103.2)	1,985.9
Accumulated impairments	(540.0)	—	—	9.5	(530.5)

Goodwill	$1,549.1	$—	$—	$(93.7)	$1,455.4

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The changes in the carrying amount of goodwill, by reportable segment and our other operating segments for the year ended December 31, 2013, were as follows:

	December 31, 2012	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other	December 31, 2013
Flow Technology reportable segment
Gross goodwill	$1,114.6	$—	$—	$5.6	$1,120.2
Accumulated impairments	—	—	—	—	—

Goodwill	1,114.6	—	—	5.6	1,120.2

Thermal Equipment and Services reportable segment
Gross goodwill	563.7	—	—	6.3	570.0
Accumulated impairments	(395.7)	—	—	(3.8)	(399.5)

Goodwill	168.0	—	—	2.5	170.5

Industrial Products and Services and Other
Gross goodwill	399.7	—	—	(0.8)	398.9
Accumulated impairments	(140.4)	—	—	(0.1)	(140.5)

Goodwill	259.3	—	—	(0.9)	258.4

Total
Gross goodwill	2,078.0	—	—	11.1	2,089.1
Accumulated impairments	(536.1)	—	—	(3.9)	(540.0)

Goodwill	$1,541.9	$—	$—	$7.2	$1,549.1

        Identifiable intangible assets were as follows:

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$388.6	$(91.7)	$296.9	$413.4	$(80.0)	$333.4
Technology	183.8	(59.8)	124.0	196.6	(52.7)	143.9
Patents	11.3	(8.8)	2.5	11.5	(8.3)	3.2
Other	28.7	(18.3)	10.4	31.0	(18.6)	12.4

	612.4	(178.6)	433.8	652.5	(159.6)	492.9
Trademarks with indefinite lives	397.2	—	397.2	435.4	—	435.4

Total	$1,009.6	$(178.6)	$831.0	$1,087.9	$(159.6)	$928.3

        Amortization expense was $31.8, $33.0 and $34.1 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense related to these intangible assets is $30.7 in 2015, $30.5 in 2016, $29.8 in 2017, $29.4 in 2018, and $28.0 in 2019.

        At December 31, 2014, the net carrying value of intangible assets with determinable lives consisted of $385.1 in the Flow Technology reportable segment, $41.9 in the Thermal Equipment and Services reportable segment, and $6.8 in Industrial Products and Services and Other. Trademarks with indefinite lives consisted of $259.0 in the Flow Technology reportable segment, $117.0 in the Thermal Equipment and Services reportable segment, and $21.2 in Industrial Products and Services and Other.

        Consistent with the requirements of the Intangible — Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported

Notes to Consolidated Financial Statements
December 31, 2014
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

        We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in 2014 and 2013, we determined that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by at least 10%.

        We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of the preceding year. During the fourth quarter of 2014, we recorded impairment charges of $11.7 and $8.4 related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments, respectively. These trademarks generally relate to businesses that serve power and energy markets. Our current revenue projections for these trademarks have been negatively impacted by the uncertainty in the oil markets and the lack of recoverability in the U.S. coal market. In addition, during the fourth quarter of 2014, we recorded an impairment charge of $18.0 related to our Cooling Equipment and Services ("Cooling") reporting unit's investment in the Shanghai Electric JV (see Note 4 for additional discussions of the Shanghai Electric JV). In China, a decline in economic growth, which has impacted demand for power generation, and increased local competition are expected to negatively impact future operating results of the joint venture. Accordingly, we concluded during the fourth quarter of 2014 that the fair value of our investment in the joint venture exceeded the related carrying value, resulting in the aforementioned impairment charge. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.

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

(9)   Investments in Joint Ventures

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

        On January 7, 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to "Other income (expense), net" and no equity earnings related to this investment during 2014.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        EGS's results of operations and selected other information for its fiscal years ended September 30, 2013 and 2012 were as follows:

	2013	2012
Revenues	$517.5	$527.0
Gross profit	223.3	221.9
Income from continuing operations	89.4	87.9
Net income	89.4	87.9
Capital expenditures	13.3	12.0
Depreciation and amortization	11.0	10.4
Dividends received by SPX	30.3	35.2
Undistributed earnings attributable to SPX Corporation	20.0	8.4
SPX's equity earnings in EGS	41.9	39.0

        Condensed balance sheet information of EGS as of September 30, 2013 was as follows:

2013
Current assets	$180.4
Non-current assets	336.4
Current liabilities	108.0
Non-current liabilities	24.0

        The carrying value of our investment in EGS was $81.8 at December 31, 2013, and is recorded in "Other assets" in our consolidated balance sheet as of that date.

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

        Transfers of Retiree Pension Obligations and Lump-Sum Offer — In 2013, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.S. Pension Plan (the "U.S. Plan") to Massachusetts Mutual Life Insurance Company ("Mass Mutual"). Under the agreement, Mass Mutual irrevocably assumed the obligation to make future pension payments to the approximately 16,000 retirees of the U.S. Plan beginning in the second quarter of 2014. The U.S. Plan paid Mass Mutual $663.7 in 2013 to assume obligations totaling approximately $609.0. The partial annuitization of the U.S. Plan resulted in a settlement gain of $4.8, which has been included in net periodic pension benefit expense for 2013. During 2014 the above settlement gain was increased by an additional $4.8 due to refunds by Mass Mutual to the U.S. Plan, with such gain included in net periodic pension benefit expense for 2014. Additionally, during a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees a voluntary lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during the first quarter of 2014. In connection with the lump-sum payment action, a settlement loss and an actuarial loss of $4.6 and $14.8,

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

respectively, have been recorded to net periodic pension benefit expense, with the actuarial loss resulting from the remeasurement of the assets and obligations of the U.S. Plan.

        In the fourth quarter of 2014, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.K. Pension Plan (the "U.K. Plan") to Just Retirement Limited ("Just Retirement"). Under the agreement, Just Retirement irrevocably assumed the obligation to make future pension payments to the approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015. The U.K. Plan paid Just Retirement 79.2 British Pounds ("GBP") ($123.3 equivalent) in the fourth quarter of 2014 to assume obligations totaling approximately GBP 68.0 ($105.8 equivalent). The partial annuitization of the U.K. Plan resulted in a settlement loss of $15.0, which has been included in net periodic pension benefit expense for 2014.

Defined Benefit Pension Plans

        Plan assets — Our investment strategy is based on the long-term growth and protection of principal while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including fixed income securities and domestic and international equities. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and the ability to manage risk commensurate with the investment style and objective for which they were hired. We continuously monitor the value of assets by class and routinely rebalance our portfolio with the goal of meeting our target allocations.

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

        Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2014 or 2013.

        Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2014 and 2013, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2014	2013	2014
Fixed income common trust funds	53%	20%	49%
Commingled global fund allocation	12%	15%	18%
Corporate bonds	12%	0%	12%
Global equity common trust funds	11%	25%	10%
Global equities	4%	6%	5%
U.S. Government securities	4%	0%	4%
Short-term investments(1)	3%	33%	0%
Other(2)	1%	1%	2%

Total	100%	100%	100%

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class at December 31, 2014 and 2013 are comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2014	2013	2014
Global equity common trust funds	69%	43%	44%
Fixed income common trust funds	8%	40%	31%
Non-U.S. Government securities	15%	14%	22%
Short-term investments(1)	6%	2%	1%
Other(2)	2%	1%	2%

Total	100%	100%	100%

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)
Assets included in this class comprised primarily insurance contracts.

        The fair values of pension plan assets at December 31, 2014, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds(1)	$178.2	$15.1	$163.1	$—
Corporate bonds	36.5	36.5	—	—
Non-U.S. Government securities	28.5	—	28.5	—
U.S. Government securities	12.0	12.0	—	—
Equity securities:
Global equity common trust funds(2)	162.8	15.0	142.9	4.9
Global equities:
Finance	2.1	2.1	—	—
Capital equipment	1.9	1.9	—	—
Consumer goods	1.7	1.7	—	—
Materials	1.6	1.6	—	—
Services	0.8	0.8	—	—
Energy	0.2	0.2	—	—
Miscellaneous	4.6	4.6	—	—
Alternative investments:
Commingled global fund allocations(3)	36.3	10.5	25.8	—
Other:
Short-term investments(4)	19.7	19.7	—	—
Other(5)	5.5	0.3	—	5.2

Total	$492.4	$122.0	$360.3	$10.1

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The fair values of pension plan assets at December 31, 2013, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds(1)	$212.2	$27.8	$184.4	$—
Non-U.S. Government securities	42.4	—	42.4	—
Equity securities:
Global equity common trust funds(2)	247.2	37.9	202.5	6.8
Global equities:
Finance	3.4	3.4	—	—
Capital equipment	4.8	4.8	—	—
Consumer goods	3.2	3.2	—	—
Materials	2.9	2.9	—	—
Services	1.4	1.4	—	—
Energy	1.9	1.9	—	—
Miscellaneous	8.9	8.9	—	—
Alternative investments:
Commingled global fund allocations(3)	71.5	20.0	51.5	—
Other:
Short-term investments(4)	163.7	163.7	—	—
Other(5)	6.9	0.5	—	6.4

Total	$770.4	$276.4	$480.8	$13.2

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

        Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $7.0 and $13.7 at December 31, 2014 and 2013, respectively, and have been included within Level 2 of the fair value hierarchy in the tables above.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        During 2014, there were no significant transfers between Level 1 and Level 2 of the fair value hierarchy. During 2013, the balance of one fixed income common trust fund was transferred from Level 1 to Level 2 of the fair value hierarchy (the fair value of this fund was $16.6 and $69.2 at December 31, 2013 and 2012, respectively), and two fixed income common trust funds were transferred from Level 2 to Level 1 of the fair value hierarchy (the fair values of these funds were $27.6 and $46.3 at December 31, 2013 and 2012, respectively). It is our policy to recognize transfers between levels of the fair value hierarchy at the beginning of the fiscal year.

        The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2014 and 2013:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2012	$29.0	$155.6	$1.4	$7.4	$193.4
Transfers from Level 3 to Level 2 assets	—	(105.6)	—	—	(105.6)
Realized gains	—	0.9	—	—	0.9
Unrealized gains (losses) relating to instruments still held at period end	0.4	—	—	(0.1)	0.3
Purchases	3.1	—	—	—	3.1
Sales	(25.7)	(50.9)	(1.4)	(0.9)	(78.9)

Balance at December 31, 2013	6.8	—	—	6.4	13.2
Unrealized gains relating to instruments still held at period end	0.2	—	—	—	0.2
Sales	(2.1)	—	—	(1.2)	(3.3)

Balance at December 31, 2014	$4.9	$—	$—	$5.2	$10.1

        During 2014, there were no transfers into or out of Level 3 assets. During 2013, the balance of one commingled global fund was transferred from Level 3 to Level 2 of the fair value hierarchy.

        Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2014, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $10.3 to our non-qualified domestic pension plans. In 2015, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $10.5 to our non-qualified domestic pension plans.

        Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2014, we made contributions of $10.7 to our foreign plans that are funded, which included $2.9 of contributions that relate to businesses that have been classified as discontinued operations. In addition, we made direct benefit payments of $3.2 to our foreign plans that are unfunded. In 2015, we expect to make minimum required funding contributions of $2.8, including $2.0 of contributions that relate to businesses that have been classified as discontinued operations, and $2.6 of direct benefit payments to our foreign pension plans.

        Estimated Future Benefit Payments — Following is a summary, as of December 31, 2014, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2014 to measure our obligations and include benefits attributable to estimated future employee service.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2015	$22.0	$6.4
2016	78.7	7.6
2017	19.5	8.4
2018	20.1	9.3
2019	21.2	10.4
Subsequent five years	125.7	53.8

        Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined unfunded status of our pension plans as of December 31, 2014 has increased since December 31, 2013, primarily as a result of (i) lower discount rates being used to value the domestic and foreign plans and (ii) changes in mortality rate assumptions used to value the domestic plans in 2014 compared to 2013. Our non-funded pension plans account for $210.0 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2014	2013	2014	2013
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$568.8	$1,345.8	$335.6	$323.0
Service cost	7.1	7.6	2.6	2.7
Interest cost	19.9	45.6	13.8	13.4
Employee contributions	—	—	0.1	0.2
Actuarial losses (gains)	59.5	(49.8)	55.3	9.6
Settlements(1)	(160.4)	(708.8)	(127.7)	—
Plan amendment	—	—	(0.2)	—
Benefits paid	(39.6)	(71.6)	(16.0)	(14.8)
Foreign exchange and other	—	—	(23.9)	1.5

Projected benefit obligation — end of year	$455.3	$568.8	$239.6	$335.6

(1)
Settlements in 2013 include $663.7 that the U.S. Plan paid Mass Mutual to irrevocably assume the obligation to make future pension payments to approximately 16,000 retirees of the U.S. Plan beginning in the second quarter of 2014 and other lump sum settlements of $45.1 paid to U.S. Plan participants during 2013.

  Settlements of the U.S. Plan in 2014 include (i) $165.2 paid to participants who accepted the voluntary lump-sum payment option offered in the first quarter of 2014, net of (ii) $4.8 refunded by Mass Mutual to the U.S. Plan in 2014 in connection with the partial settlement of the U.S. Plan in 2013. Settlements of the U.K. Plan in 2014 include GBP 79.2 ($123.3 equivalent) that the U.K. Plan paid Just Retirement to irrevocably assume the obligation to make future pension payments to approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015 and other lump-sum settlements of GBP 2.8 ($4.4 equivalent) paid to participants in connection with provisions of the U.K. Plan.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

	Domestic Pension Plans		Foreign Pension Plans
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets — beginning of year	$467.3	$936.8	$303.1	$277.0
Actual return on plan assets	28.1	26.7	32.9	19.1
Contributions (employer and employee)	10.3	284.2	10.8	16.8
Settlements	(160.4)	(708.8)	(127.7)	—
Benefits paid	(39.6)	(71.6)	(12.8)	(11.1)
Foreign exchange and other	—	—	(19.6)	1.3

Fair value of plan assets — end of year	$305.7	$467.3	$186.7	$303.1

Funded status at year-end	(149.6)	(101.5)	(52.9)	(32.5)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$3.3	$38.2	$15.6	$36.2
Accrued expenses	(10.3)	(8.9)	(2.4)	(2.7)
Other long-term liabilities	(142.6)	(130.8)	(66.1)	(66.0)

Net amount recognized	$(149.6)	$(101.5)	$(52.9)	$(32.5)

Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.2)	$(0.1)	$(0.2)	$(0.1)

        The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2014 and 2013:

	Domestic Pension Plans		Foreign Pension Plans
	2014	2013	2014	2013
Projected benefit obligation	$153.9	$140.5	$118.6	$117.7
Accumulated benefit obligation	151.0	135.9	115.4	114.3
Fair value of plan assets	1.0	0.9	50.1	49.0

        The accumulated benefit obligation for all domestic and foreign pension plans was $442.9 and $236.0, respectively, at December 31, 2014 and $556.1 and $331.7, respectively, at December 31, 2013.

        Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year ended December 31,
	2014	2013	2012
Service cost	$7.1	$7.6	$9.8
Interest cost	19.9	45.6	54.4
Expected return on plan assets	(19.5)	(73.2)	(61.8)
Amortization of unrecognized prior service credits	—	—	(0.6)
Recognized net actuarial losses (gains)(1)	50.9	(3.3)	121.4

Total net periodic pension benefit expense (income)	$58.4	$(23.3)	$123.2

(1)
Consists primarily of our reported actuarial losses (gains), the difference between actual and expected returns on plan assets, settlement gains (losses) and, to a lesser extent, curtailments.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Foreign Pension Plans

	Year ended December 31,
	2014	2013	2012
Service cost	$2.6	$2.7	$2.8
Interest cost	13.8	13.4	14.6
Expected return on plan assets	(17.6)	(17.6)	(16.6)
Settlement loss(1)	15.0	—	—
Recognized net actuarial losses(2)	25.0	8.2	23.6

Total net periodic pension benefit expense	38.8	6.7	24.4
Less: Net periodic pension income (expense) of discontinued operations	(3.0)	2.8	(2.1)

Net periodic pension benefit expense of continuing operations	$35.8	$9.5	$22.3

(1)
Includes the settlement loss recorded in connection with the transfer of the pension obligation for the retirees of the U.K. Plan to Just Retirement.

(2)
Consists of our reported actuarial losses and the difference between actual and expected returns on plan assets.

        Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2014	2013	2012
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.54%	3.85%	4.69%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	6.76%	7.25%	7.25%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.90%	4.77%	3.74%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.23%	4.35%	5.10%
Rate of increase in compensation levels	3.92%	3.91%	3.92%
Expected long-term rate of return on assets	5.78%	6.45%	6.56%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.31%	4.23%	4.35%
Rate of increase in compensation levels	3.87%	3.92%	3.91%

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
December 31, 2014
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

        We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status — 2014	Financial Improvement Plan / Rehabilitation Plan Status Pending	2014 Contributions	2013 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM	51-6031295-002	Green	No	$0.1	$0.4	No	August 10, 2017

        The contributions made by Clyde Union during 2014 and 2013 were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan ("IAM"). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten-year period as opposed to the previous period of five years.

Postretirement Benefit Plans

        Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments or policy premium payments. In 2014, we made benefit payments of $13.7 (net of federal subsidies of $0.9) to our postretirement benefit plans. Following is a summary, as of December 31, 2014, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2014 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2015	$12.8	$0.5
2016	12.3	0.5
2017	11.7	0.5
2018	11.1	0.5
2019	10.6	0.5
Subsequent five years	44.4	2.2

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2014	2013
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$131.5	$148.7
Service cost	0.4	0.5
Interest cost	5.3	4.8
Actuarial losses (gains)	14.2	(7.8)
Benefits paid	(13.7)	(14.7)
Plan amendment	(7.5)	—

Accumulated postretirement benefit obligation — end of year	$130.2	$131.5

Funded status at year-end	$(130.2)	$(131.5)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(12.6)	$(13.7)
Other long-term liabilities	(117.6)	(117.8)

Net amount recognized	$(130.2)	$(131.5)

Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(7.5)	$(0.3)

        The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2014	2013	2012
Service cost	$0.4	$0.5	$0.5
Interest cost	5.3	4.8	6.1
Amortization of unrecognized prior service credits	(0.3)	(1.4)	(1.4)
Recognized net actuarial losses (gains)	14.2	(7.8)	7.3

Net periodic postretirement benefit expense (income)	$19.6	$(3.9)	$12.5

        Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2014	2013	2012
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.79%	6.98%	7.13%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2019
Discount rate used in determining net periodic postretirement benefit expense	4.23%	3.37%	4.36%
Discount rate used in determining year-end postretirement benefit obligation	3.55%	4.23%	3.37%

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

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. Including the effects of recognizing actuarial gains and losses into earnings, a one percentage point increase in the assumed health care cost trend rate would have increased our estimated 2014 postretirement expense by $6.9, and a one percentage point decrease in the assumed health care cost trend rate would have decreased our estimated 2014 postretirement expense by $6.1.

Notes to Consolidated Financial Statements
December 31, 2014
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

        Under the DC Plan, we contributed 0.167, 0.206 and 0.266 shares of our common stock to employee accounts in 2014, 2013 and 2012, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $16.4 in 2014, $15.3 in 2013 and $15.5 in 2012 as compensation expense related to the matching contribution.

        Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.

        We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees' deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $50.5 and $46.2 at December 31, 2014 and 2013, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2014, 2013 and 2012, we recorded compensation expense of $0.6, $0.3 and $0.3, respectively, relating to our matching contributions to the SRSP.

(11)   Income Taxes

        Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2014	2013	2012
Income (loss) from continuing operations:
United States	$474.1	$212.7	$(223.6)
Foreign	120.1	58.9	44.2

	$594.2	$271.6	$(179.4)

(Provision for) benefit from income taxes:
Current:
United States	$(261.7)	$65.5	$(1.4)
Foreign	(34.1)	(30.0)	(20.9)

Total current	(295.8)	35.5	(22.3)

Deferred and other:
United States	111.2	(123.9)	1.2
Foreign	(29.5)	28.1	35.3

Total deferred and other	81.7	(95.8)	36.5

Total (provision) benefit	$(214.1)	$(60.3)	$14.2

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2014	2013	2012
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.8	1.5	(0.5)
U.S. credits and exemptions	(1.6)	(3.9)	2.8
Foreign earnings taxed at lower rates	(2.3)	(10.7)	14.0
Audit settlements with taxing authorities	(2.0)	0.2	15.4
Adjustments to uncertain tax positions	(2.1)	0.8	(3.0)
Changes in valuation allowance	6.2	(0.2)	(6.2)
Tax on repatriation of foreign earnings	2.7	(0.5)	(8.4)
Goodwill impairment and basis adjustments	(1.0)	—	(41.8)
Other	(0.7)	—	0.6

	36.0%	22.2%	7.9%

        Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
NOL and credit carryforwards	$266.2	$229.8
Pension, other postretirement and postemployment benefits	116.9	95.5
Payroll and compensation	67.5	63.5
Legal, environmental and self-insurance accruals	45.8	42.3
Working capital accruals	34.7	26.8
Other	47.5	45.1

Total deferred tax assets	578.6	503.0
Valuation allowance	(152.9)	(149.3)

Net deferred tax assets	425.7	353.7

Deferred tax liabilities:
Intangible assets recorded in acquisitions	277.3	285.9
Basis difference in affiliates	184.2	152.1
Accelerated depreciation	64.8	69.3
Other	36.5	25.8

Total deferred tax liabilities	562.8	533.1

	$(137.1)	$(179.4)

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

        At December 31, 2014, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $362.0 and tax losses of various foreign jurisdictions of approximately $874.8. We also had federal and state tax credit

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

carryforwards of $16.9. Of these amounts, approximately $3.9 expire in 2015 and $426.6 expire at various times between 2015 and 2034. The remaining carryforwards have no expiration date.

        Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $3.6 in 2014 and increased by $21.2 in 2013. Of the net increase in 2014, $36.5 was recognized as an increase in tax expense from continuing operations. Of the net increase in 2013, $0.5 was recognized as a decrease in tax expense from continuing operations.

        The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.

Undistributed Foreign Earnings

        In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. However, in the fourth quarter of 2014, our Board of Directors approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business and the creation of a new stand-alone, publicly-traded company. In connection the planned spin-off transaction, we elected to repatriate certain earnings of our non-U.S. subsidiaries during the quarter and provided for U.S. and foreign withholding taxes of $18.6 on such foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested.

        As of December 31, 2014, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $1,265.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.

        There are discrete amounts of foreign earnings (approximately $278.0), primarily related to the gain on sale of our Service Solutions business, where we do plan to repatriate the earnings in the future. During 2012, we provided $100.8 of U.S. and foreign withholding taxes on such earnings, with $91.8 of such amount recorded to discontinued operations.

Unrecognized Tax Benefits

        As of December 31, 2014, we had gross unrecognized tax benefits of $63.3 (net unrecognized tax benefits of $33.9), of which $33.3, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2013 and 2012, we had gross unrecognized tax benefits of $128.4 (net unrecognized tax benefits of $72.9) and $108.4 (net unrecognized tax benefits of $72.5), respectively.

        We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2014, gross accrued interest totaled $5.9 (net accrued interest of $4.9), while the related amounts as of December 31, 2013 and 2012 were $12.4 (net accrued interest of $8.6) and $12.8 (net accrued interest of $8.6), respectively. Our income tax (provision) benefit for the years ended December 31, 2014, 2013 and 2012 included gross interest income of $0.9, $0.2 and $2.9, respectively, resulting from a reduction in our liability for uncertain tax positions. As of December 31, 2014, we had no accrual for penalties included in our unrecognized tax benefits, while the related amount as of December 31, 2013 and 2012 was $7.1. Our income tax (provision) benefit for the year ended December 31, 2014 included a benefit of $7.1 for the reversal of penalties previously accrued, resulting primarily from audit settlements during the year. The years ended December 31, 2013 and 2012 included penalties of $0.0 and $1.5, respectively.

        Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

could decrease by approximately $10.0 to $15.0. The previously unrecognized tax benefits relate to a variety of tax matters relating to deemed income inclusions, transfer pricing and various state matters.

        The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year ended December 31,
	2014	2013	2012
Unrecognized tax benefit — opening balance	$128.4	$108.4	$120.4
Gross increases — tax positions in prior period	3.7	0.5	20.6
Gross decreases — tax positions in prior period	(36.9)	(2.3)	(33.9)
Gross increases — tax positions in current period	11.7	28.4	11.2
Settlements	(28.2)	(1.1)	(7.1)
Lapse of statute of limitations	(14.7)	(5.5)	(2.7)
Change due to foreign currency exchange rates	(0.7)	—	(0.1)

Unrecognized tax benefit — ending balance	$63.3	$128.4	$108.4

Other Tax Matters

        During 2014, our income tax provision was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS and by the following income tax charges: (i) $19.6 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, including $5.1 for which the related tax benefits are no longer expected to be realized due to legal entity reorganization actions that are required in connection with the planned spin-off transaction previously discussed, (ii) $18.6 related to the repatriation of certain earnings of our non-U.S. subsidiaries and (iii) $6.0 of foreign income taxes related to reorganization actions undertaken to facilitate the planned spin-off transaction. The impact of these items was partially offset by the following income tax benefits: (i) $28.6 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.

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

        We have filed our federal income tax returns for the 2012 and 2013 tax years and those returns are subject to examination. The IRS is currently examining the 2012 tax return year. With regard to open tax years, we believe any contingencies are adequately provided for.

Notes to Consolidated Financial Statements
December 31, 2014
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

(12)   Indebtedness

        The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2014:

	December 31, 2013	Borrowings	Repayments	Other(4)	December 31, 2014
Domestic revolving loan facility	$—	$472.0	$(339.0)	$—	$133.0
Term loan	475.0	100.0	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
7.625% senior notes(1)	500.0	—	(500.0)	—	—
Trade receivables financing arrangement(2)	—	91.0	(81.0)	—	10.0
Other indebtedness(3)	100.6	12.7	(64.7)	3.1	51.7

Total debt	1,675.6	$675.7	$(984.7)	$3.1	1,369.7

Less: short-term debt	26.9				181.1
Less: current maturities of long-term debt	558.7				30.8

Total long-term debt	$1,090.0				$1,157.8

(1)
As noted below, we completed the redemption of all the 7.625% senior notes during the first quarter of 2014.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At December 31, 2014, we had $70.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $10.0.

(3)
Primarily included capital lease obligations of $13.6 and $73.0 and balances under purchase card programs of $32.1 and $25.4 at December 31, 2014 and 2013, respectively. During 2014, we purchased our corporate headquarters facility for cash consideration of $60.8, resulting in the extinguishment of the related capital lease obligation.

(4)
"Other" primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

        Maturities of long-term debt payable during each of the five years subsequent to December 31, 2014 are $30.8, $30.0, $629.7, $493.8 and $0.7, respectively.

Senior Credit Facilities

        Our senior credit facilities provide for committed senior secured financing in an aggregate amount of $2,075.0, consisting of the following (each with a final maturity of December 23, 2018):

  •
  A term loan facility of $575.0;

Notes to Consolidated Financial Statements
December 31, 2014
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

        At December 31, 2014, we had $313.2 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $133.0 and $53.8 reserved for outstanding letters of credit. In addition, at December 31, 2014, we had $304.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $695.3 reserved for outstanding letters of credit.

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

Notes to Consolidated Financial Statements
December 31, 2014
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

        The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.6% at December 31, 2014.

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

        Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by us or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is less than "Ba2" (or not rated) by Moody's and less than "BB" (or not rated) by S&P, then we and our domestic subsidiary guarantors

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

are required to grant security interests, mortgages and other liens on substantially all of our assets. If our corporate credit rating is "Baa3" or better by Moody's or "BBB–" or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

        At December 31, 2014, we were in compliance with all covenants of our senior credit facilities.

Senior Notes

        In August 2010, we issued, in a private placement, $600.0 aggregate principal amount of 6.875% senior unsecured notes that mature in August 2017. We used the proceeds from the offering to repay the remaining balance under the term loan of our then-existing senior credit facilities of $562.5, to pay $26.9 of termination costs (including $2.6 of accrued interest) for Swaps related to the then-existing term loan, and the remainder to pay the majority of the financing costs incurred in connection with the offering. The interest payment dates for these notes are March 1 and September 1 of each year. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. During the third quarter of 2011, these senior notes became freely tradable. Payment of the principal, premium, if any, and interest on these notes is guaranteed on a senior unsecured basis by our domestic subsidiaries. The likelihood of having to make payments under the guarantee is considered remote. At December 31, 2014, we were in compliance with all covenants of our 6.875% senior notes. As indicated in Note 4, our Board of Directors approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business and the creation of a new stand-alone, publicly-traded company. In connection with the planned spin-off transaction, we obtained, in December 2014, consents from the holders of our 6.875% senior notes allowing these senior notes to become obligations of the new stand-alone, publicly-traded company if, and when, the spin-off transaction is completed. In obtaining these consents, we incurred fees and related transaction costs of $5.0, which have been recorded to "Other income (expense), net" in the accompanying consolidated statement of operations for 2014.

        In December 2007, we issued, in a private placement, $500.0 aggregate principal amount of 7.625% senior unsecured notes that were to mature in December 2014. We used the net proceeds from the offering for general corporate purposes, including the financing of our acquisition of APV. The notes were redeemable, in whole, or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus a premium, plus accrued and unpaid interest. On February 11, 2014, we completed the redemption of all the 7.625% senior notes for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 to "Loss on early extinguishment of debt" during 2014, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

  Other Borrowings and Financing Activities

        Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2014 and 2013, the participating businesses had $32.1 and $25.4, respectively, outstanding under these arrangements. As these arrangements extend the payment of our businesses' payables beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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

        At December 31, 2014, we had $5.7 of letters of credit outstanding under separate arrangements in China and India.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(13)    Derivative Financial Instruments

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

        From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries ("FX forward contracts"). In addition, some of our contracts contain currency forward embedded derivatives ("FX embedded derivatives"), because the currency of exchange is not "clearly and closely" related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in AOCI. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives' fair value is recorded as a component of "Other income (expense), net" in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

        We had FX forward contracts with an aggregate notional amount of $298.0 and $191.3 outstanding as of December 31, 2014 and 2013, respectively, with substantially all such contracts scheduled to mature in 2015. We also had FX embedded derivatives with an aggregate notional amount of $246.0 and $145.8 at December 31, 2014 and 2013, respectively, with scheduled maturities of $151.7, $84.0 and $10.3 in 2015, 2016 and years thereafter, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.3 and $1.0 as of December 31, 2014 and 2013, respectively. We anticipate reclassifying $0.2 of the unrealized loss as of December 31, 2014 to income over the next 12 months, with the remaining $0.1 in 2016. The net gain (loss) recorded in "Other income (expense), net" related to FX forward contracts and FX embedded derivatives totaled $(2.4) in 2014, $0.5 in 2013 and $(0.2) in 2012.

Commodity Contracts

        From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At December 31, 2014 and 2013, the outstanding notional amount of commodity contracts was 4.2 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2014 and 2013, the fair value of these contracts was $1.4 (current liabilities) and $0.4 (current assets), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(1.0) and $0.2 as of December 31, 2014 and 2013, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2014 to income over the next 12 months.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX Forward Contracts:
Counterparty A	$—	$(0.1)	$(0.1)	$0.7	$(0.1)	$0.6
Counterparty B	0.3	(3.5)	(3.2)	0.1	(0.4)	(0.3)
Aggregate of other counterparties	0.5	(1.8)	(1.3)	0.3	—	0.3

Totals(1)	$0.8	$(5.4)	$(4.6)	$1.1	$(0.5)	$0.6

Commodity Contracts:
Counterparty A(2)	$—	$(1.4)	$(1.4)	$0.4	$—	$0.4

(1)
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our consolidated balance sheets. Amounts presented in our consolidated balance sheets are as follows:

	December 31, 2014	December 31, 2013
Designated as hedging instruments:
Other current assets	$—	$0.3
Accrued expenses	(0.1)	—
Other long-term liabilities	(0.1)	—

	(0.2)	0.3

Not designated as hedging instruments:
Other current assets	—	0.6
Accrued expenses	(4.4)	(0.3)

	(4.4)	0.3

Net fair value of FX forward contracts	$(4.6)	$0.6

(2)
Related contracts are designated as hedging instruments. Net amounts at December 31, 2014 and 2013 are recorded in "Accrued expenses" and "Other current assets," respectively.

        The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of December 31, 2014 and 2013:

Balance Sheet Classification	December 31, 2014	December 31, 2013
Other current assets	$5.1	$0.7
Other assets	1.2	—
Accrued expenses	(4.7)	(6.5)
Other long-term liabilities	(0.9)	(2.1)

	$0.7	$(7.9)

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
FX forward contracts	$0.4	$(0.3)	$(0.4)
Commodity contracts	(2.5)	(1.2)	0.4

	$(2.1)	$(1.5)	$—

        The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through "Revenues" for FX forward contracts and "Cost of products sold" for commodity contracts for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013(1)	2012(1)
FX forward contracts	$(0.8)	$(4.0)	$(0.7)
Commodity contracts	(0.7)	(1.3)	(0.8)

	$(1.5)	$(5.3)	$(1.5)

(1)
For the years ended December 31, 2013 and 2012, losses of $0.2 and $0.4, respectively, were recognized in "Other income (expense), net" relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

        The following summarizes the gain (loss) recognized in "Other income (expense), net" for the years ended December 31, 2014, 2013 and 2012 related to derivative financial instruments not designated as cash flow hedging relationships:

	Year ended December 31,
	2014	2013	2012
FX forward contracts	$(7.8)	$0.1	$0.6
FX embedded derivatives	5.4	0.6	(0.4)

	$(2.4)	$0.7	$0.2

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
December 31, 2014
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

Operating Leases

        The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2015	$36.5
2016	24.7
2017	16.9
2018	12.1
2019	9.0
Thereafter	29.7

Total minimum payments	$128.9

        Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $56.5 in 2014, $58.3 in 2013 and $60.8 in 2012.

Capital Leases

        Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2015	$3.4
2016	1.8
2017	1.5
2018	5.3
2019	0.8
Thereafter	4.2

Total minimum payments	17.0
Less: interest	(3.4)

Capital lease obligations as of December 31, 2014	13.6
Less: current maturities as of December 31, 2014	(2.0)

Long-term portion as of December 31, 2014	$11.6

        Our current and long-term capital lease obligations as of December 31, 2013 were $58.7 and $14.3, respectively.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Assets held through capital lease agreements at December 31, 2014 and 2013 comprise the following:

	December 31,
	2014	2013
Buildings	$17.4	$70.3
Machinery and equipment	12.5	12.7
Land	—	6.0
Other	3.3	3.6

Total	33.2	92.6
Less: accumulated depreciation	(11.5)	(11.4)

Net book value	$21.7	$81.2

General

        Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $619.6 (including $575.4 for risk management matters) and $610.1 (including $565.0 for risk management matters) at December 31, 2014 and 2013, respectively. Of these amounts, $571.5 and $561.8 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2014 and 2013, respectively, with the remainder included in "Accrued expenses." It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

        We had insurance recovery assets related to risk management matters of $503.7 and $496.7 at December 31, 2014 and 2013, respectively, included in "Other assets" within our consolidated balance sheets.

Litigation Matters

        As discussed in Note 5, the business environment surrounding our large power projects in South Africa has become increasingly difficult, and the projects have experienced significant delays. In addition, the projects involve a complex set of contractual relationships among the end customer, the prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We are currently involved in a number of claim disputes with the prime contractors (our immediate customers) and with certain of our subcontractors relating to delay, additional costs, and performance issues. We believe that, in the accompanying consolidated financial statements, we have adequately provided for those claims against us where our liability is probable and reasonably estimable. Although it is reasonably possible that our liability for certain of these claims could exceed the amount of our recorded accruals, we do not believe that the estimated amount of any potential additional liability would have a material effect, individually or in the aggregate, on our consolidated financial statements.

        We are subject to other legal matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Environmental Matters

        Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2014, we had liabilities for site investigation and/or remediation at 91 sites (94 sites at December 31, 2013) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

        In the case of contamination at offsite, third-party disposal sites, as of December 31, 2014, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 28 sites (23 sites at December 31, 2013) at which the liability has not been settled, of which 9 sites (6 sites at December 31, 2013) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

Notes to Consolidated Financial Statements
December 31, 2014
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

        We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2014, our share of the aggregate contract value on open consortium arrangements was $65.2 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $291.1. As of December 31, 2013, our share of the aggregate contract value on open consortium arrangements was $139.3 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $433.8. At December 31, 2014 and 2013, we recorded liabilities of $0.7 and $1.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

Executive Agreements

        The Board of Directors has approved employment agreements for six of our executives. These agreements have rolling terms of either one or two years and specify the executive's current compensation, benefits and perquisites, and other employment rights and responsibilities. In addition, one executive officer has an outstanding non-interest bearing 20-year relocation home loan totaling $1.5 granted in connection with the 2001 move of our corporate headquarters. In the event of the death or permanent disability of the employee or a change in control of SPX, we will forgive the note and pay the employee or his estate an amount equal to the employee's tax liability as a result of the loan forgiveness. All ten of our executives have change-of-control agreements, covering each executive's entitlements upon a change in control of the company.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(15)   Shareholders' Equity and Stock-Based Compensation

Income Per Share

        The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$380.1	$211.3	$(165.2)
Less: Net income (loss) attributable to noncontrolling interests	(9.5)	2.2	3.0

Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$389.6	$209.1	$(168.2)

Income from discontinued operations	$8.3	$1.3	$348.4
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	(0.2)

Income from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$8.3	$1.1	$348.6

Denominator:
Weighted-average number of common shares used in basic income per share	42.400	45.384	50.031
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.631	0.622	—

Weighted-average number of common shares and dilutive securities used in diluted income per share	43.031	46.006	50.031

        There were no stock options outstanding during the year ended December 31, 2014, and all stock options outstanding were included in the computation of diluted income per share for the year ended December 31, 2013. The total number of stock options not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares was 0.003 for the year ended December 31, 2012. The total number of unvested restricted stock shares and restricted stock units that were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met was 0.226, 0.647 and 1.031 at December 31, 2014, 2013 and 2012, respectively.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Common Stock and Treasury Stock

        At December 31, 2014, we had 200.0 authorized shares of common stock (par value $10.00). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2011	98.702	(47.629)	51.073
Stock options exercised	0.174	—	0.174
Share repurchases	—	(3.606)	(3.606)
Restricted stock shares and restricted stock units	0.311	0.085	0.396
Other	0.267	—	0.267

Balance at December 31, 2012	99.454	(51.150)	48.304
Stock options exercised	0.008	—	0.008
Share repurchases	—	(3.493)	(3.493)
Restricted stock shares and restricted stock units	0.133	0.123	0.256
Other	0.206	—	0.206

Balance at December 31, 2013	99.801	(54.520)	45.281
Share repurchases	—	(4.852)	(4.852)
Restricted stock shares and restricted stock units	0.096	0.166	0.262
Other	0.167	—	0.167

Balance at December 31, 2014	100.064	(59.206)	40.858

Stock-Based Compensation

        Under the 2002 Stock Compensation Plan, as amended in 2006, 2011 and 2012, up to 2.305 shares of our common stock were available for grant at December 31, 2014. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.

        During the years ended December 31, 2014, 2013 and 2012, we classified excess tax benefits from stock-based compensation of $9.7, $6.3 and $3.8, respectively, as financing cash flows and included such amounts in "Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other" within our consolidated statements of cash flows.

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

        Eligible employees received target performance awards in 2014 and 2013 in which the employee can earn between 25% and 125% of the target performance award in the event the award meets the required vesting criteria. Vesting for the 2014 and 2013 target performance awards is based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over three-year periods ending December 31, 2016 and December 31, 2015, respectively.

        Each eligible non-officer employee also received awards in 2014, 2013 and 2012 that vest ratably over three years, subject only to the passage of time. Officers received awards in 2014 and 2013 that vest ratably over three years, subject to an internal performance metric.

        Vesting for the 2012 target performance awards was based on the SPX shareholder return versus the S&P 500 Index. On each vesting date, we compared the SPX shareholder return to the performance of the S&P 500 Index for the prior year and for the cumulative period since the date of the grant. If SPX outperformed the S&P 500 Index for the prior year, the one-third portion

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

of the grant associated with that year vested. If SPX outperformed the S&P 500 Index for the cumulative period, any unvested portion of the grant that was subject to vesting on or prior to the vesting date vested.

        We grant restricted stock shares to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") and the 2002 Stock Compensation Plan. Under the Directors' Plan, up to 0.022 shares of our common stock were available for grant at December 31, 2014. The 2014 and 2013 restricted stock grants to non-employee directors generally vest over a one-year vesting period.

        The 2012 restricted stock grants to non-employee directors had a three-year vesting period based on SPX shareholder return versus the S&P 500 Index, and were subject to the same company performance thresholds as the employee 2012 awards described above.

        Restricted stock shares and restricted stock units that do not vest within the applicable vesting period are forfeited.

        Stock options may be granted to key employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations. As of December 31, 2014, we had not granted options to any of our employees since 2004, and there were no options outstanding as of December 31, 2014 and 2013.

        The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. There was no stock option expense for the years ended December 31, 2014, 2013 and 2012. Compensation expense within income from continuing operations related to restricted stock shares and restricted stock units totaled $38.4, $32.9 and $38.9 for the years ended December 31, 2014, 2013 and 2012, respectively, with the related tax benefit being $14.1, $12.1 and $14.8 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
January 2, 2014:
SPX Corporation	33.7%	1.02%	0.76%	0.7631
S&P Composite 1500 Industrials Index	19.9%	n/a	0.76%
April 1, 2013:
SPX Corporation	35.5%	1.29%	0.33%	0.7668
S&P Composite 1500 Industrials Index	21.2%	n/a	0.33%
January 2, 2013:
SPX Corporation	36.3%	1.42%	0.37%	0.7778
S&P Composite 1500 Industrials Index	22.4%	n/a	0.37%
January 3, 2012:
SPX Corporation	44.3%	1.60%	0.44%	0.7365
S&P 500 Index	23.1%	n/a	0.44%

        Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Restricted Stock Share and Restricted Stock Unit Awards

        The following table summarizes the restricted stock share and restricted stock unit activity from December 31, 2011 through December 31, 2014:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2011	1.440	$54.38
Granted	0.823	50.64
Vested	(0.264)	39.75
Forfeited	(0.064)	57.77

Outstanding at December 31, 2012	1.935	54.70
Granted	0.652	61.66
Vested	(0.754)	54.34
Forfeited	(0.296)	52.20

Outstanding at December 31, 2013	1.537	58.39
Granted	0.519	86.99
Vested	(0.604)	59.49
Forfeited	(0.284)	63.76

Outstanding at December 31, 2014	1.168	69.22

        As of December 31, 2014, there was $22.1 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.

Stock Options

        The following table shows stock option activity from December 31, 2011 through December 31, 2013. There was no stock option activity during the year ended December 31, 2014.

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2011	0.364	$54.87
Exercised	(0.174)	39.58
Terminated	(0.177)	69.42

Options outstanding and exercisable at December 31, 2012	0.013	62.45
Exercised	(0.008)	50.79
Terminated	(0.005)	85.36

Options outstanding and exercisable at December 31, 2013	—	—

        The aggregate intrinsic value (market value of stock less the option exercise price) of options exercised during the years ended December 31, 2013 and 2012 was $0.4 and $5.9, respectively.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

Accumulated Other Comprehensive Income

        The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other(2)	Total
Balance at December 31, 2013	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(237.8)	(1.6)	3.6	4.9	(230.9)
Amounts reclassified from accumulated other comprehensive income	—	1.1	0.1	4.8	6.0

Current-period other comprehensive income (loss)	(237.8)	(0.5)	3.7	9.7	(224.9)

Balance at December 31, 2014	$59.0	$(1.3)	$—	$4.9	$62.6

(1)
Net of tax benefit of $1.1 and $1.0 as of December 31, 2014 and 2013, respectively.

(2)
Net of tax (provision) benefit of $(3.0) and $2.2 as of December 31, 2014 and 2013, respectively. The balance as of December 31, 2014 includes unamortized prior service credits. The balance as of December 31, 2013 primarily includes $(5.0), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013. In connection with the sale of our interest in EGS during 2014, as described in Note 9, we recognized our share of the pension liability adjustment for EGS as a component of the gain on the sale of our investment interest.

        The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2013 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment and Other(2)	Total
Balance at December 31, 2012	$293.8	$(3.3)	$(3.1)	$(2.6)	$284.8
Other comprehensive income (loss) before reclassifications	3.0	(1.0)	(0.6)	(1.2)	0.2
Amounts reclassified from accumulated other comprehensive income	—	3.5	—	(1.0)	2.5

Current-period other comprehensive income (loss)	3.0	2.5	(0.6)	(2.2)	2.7

Balance at December 31, 2013	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5

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

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2014 and 2013:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2014	2013
Losses on qualifying cash flow hedges:
FX forward contracts	$0.8	$4.0	Revenues
Commodity contracts	0.7	1.3	Cost of products sold

Pre-tax	1.5	5.3
Income taxes	(0.4)	(1.8)

	$1.1	$3.5

Pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$7.4	$—	Other income (expense), net
Amortization of unrecognized prior service credits	—	(0.1)	Cost of products sold
Amortization of unrecognized prior service credits	(0.3)	(1.3)	Selling, general and administrative

Pre-tax	7.1	(1.4)
Income taxes	(2.3)	0.4

	$4.8	$(1.0)

Common Stock in Treasury

        On February 16, 2012, we entered into a written trading plan under Rule 10b5-1 of the Exchange Act ("Rule 10b5-1"), to facilitate the repurchase of up to $350.0 of shares of our common stock on or before February 14, 2013, in accordance with a share repurchase program authorized by our Board of Directors. During 2012, we repurchased 3.606 shares of our common stock for $245.6. During January 2013, we repurchased 1.514 shares of our common stock for $104.4, which completed the repurchases authorized under this trading plan. In addition, we repurchased 1.864 shares of our common stock on the open market for $144.6 during the year ended December 31, 2013.

        On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During 2014, we repurchased 4.852 shares of our common stock for $488.8, which completed the repurchases authorized under this trading plan.

        During the years ended December 31, 2014, 2013 and 2012, "Common stock in treasury" was decreased by the settlement of restricted stock units issued from treasury stock of $13.8, $14.2 and $6.1, respectively, and increased by $7.9, $11.0 and $1.8, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

        In February 2014, we implemented a dividend increase effective with the first quarterly dividend payment of 2014. Our annual dividend is now $1.50 per share (previously $1.00 per share), payable quarterly. Dividends declared totaled $63.2, $45.5 and $50.9 for the years ended December 31, 2014, 2013 and 2012, respectively.

Preferred Stock

        None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2014, 2013 or 2012.

Notes to Consolidated Financial Statements
December 31, 2014
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

        As of December 31, 2014, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

Investments in Equity Securities

        During 2014, we sold all our previously owned available-for-sale securities, which included equity investments traded in active international markets. These securities were measured at fair value using closing stock prices from active markets and were classified within Level 1 of the valuation hierarchy. These assets had a fair market value of $3.0 at December 31, 2013, and were sold for cash proceeds of $6.7 in 2014.

        Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At December 31, 2014 and 2013, these assets had a fair value of $7.4 and $1.4, respectively, which are estimated using various valuation models, including the Monte Carlo simulation model.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$5.1	$—
Other assets — FX embedded derivatives and investment in equity securities	—	1.2	7.4
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	10.6	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	1.0	—

        Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives, FX forward contracts and commodity contracts	$—	$2.0	$—
Other assets — Investments in equity securities	3.0	—	1.4
Accrued expenses — FX forward contracts and FX embedded derivatives	—	6.8	—
Other long-term liabilities — FX embedded derivatives	—	2.1	—

        The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013, including net unrealized gains (losses) recorded to "Other income (expense), net."

Reconciliation of Equity Securities using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$7.5
Cash consideration received and other	(5.2)
Unrealized losses recorded to earnings	(0.9)

Balance at December 31, 2013	1.4
Unrealized gains recorded to earnings	6.0

Balance at December 31, 2014	$7.4

Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets

        Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2014, and with the exception of the impairment charges noted below, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.

        During 2014 and 2013, we recorded impairment charges of $20.1 and $6.7, respectively, related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments as we determined that the fair values of the trademarks were less than the carrying values. The fair values of the trademarks were determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

        In addition, during 2014 we recorded an impairment charge of $18.0 related to our Cooling reporting unit's investment in the Shanghai Electric JV as we determined that the fair value of the investment was less than its carrying value. The fair value of the investment was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs — Level 3).

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

Indebtedness and Other

        The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$600.0	$665.3	$1,100.0	$1,214.3
Term loan	575.0	575.0	475.0	475.0
Other indebtedness	181.1	181.1	27.6	27.6

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

        The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

(17)   Quarterly Results (Unaudited)

	First(3)		Second		Third		Fourth(3)
	2014	2013	2014	2013	2014	2013	2014	2013
Operating revenues	$1,077.1	$1,100.8	$1,195.1	$1,180.9	$1,171.2	$1,162.7	$1,277.7	$1,328.9
Gross profit	301.5	297.3	347.2	338.5	347.4	344.0	367.5	401.2
Income (loss) from continuing operations, net of tax(1)	296.7	16.1	56.7	43.5	66.7	66.6	(40.0)	85.1
Income (loss) from discontinued operations, net of tax(2)	21.1	(6.1)	(6.7)	3.7	(2.9)	1.9	(3.2)	1.8

Net income (loss)	317.8	10.0	50.0	47.2	63.8	68.5	(43.2)	86.9
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	1.3	(1.2)	2.0	0.3	(0.8)	(8.2)	(0.1)

Net income (loss) attributable to SPX Corporation common shareholders	$318.2	$8.7	$51.2	$45.2	$63.5	$69.3	$(35.0)	$87.0

Basic income (loss) per share of common stock:
Continuing operations, net of tax	$6.72	$0.32	$1.34	$0.91	$1.59	$1.51	$(0.78)	$1.90
Discontinued operations, net of tax	0.47	(0.13)	(0.15)	0.08	(0.07)	0.04	(0.08)	0.04

Net income (loss)	$7.19	$0.19	$1.19	$0.99	$1.52	$1.55	$(0.86)	$1.94

Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$6.59	$0.32	$1.32	$0.90	$1.57	$1.50	$(0.78)	$1.87
Discontinued operations, net of tax	0.47	(0.14)	(0.15)	0.08	(0.07)	0.04	(0.08)	0.04

Net income (loss)	$7.06	$0.18	$1.17	$0.98	$1.50	$1.54	$(0.86)	$1.91

Note:    The sum of the quarters' income per share may not equal the full year per share amounts.

(1)
As discussed in Note 9, during the first quarter of 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2.

As discussed in Note 12, we completed the redemption of all our 7.625% senior notes during the first quarter of 2014. As a result of the redemption, we recorded a pre-tax charge of $32.5 during that quarter.

During the first quarter of 2014, we recognized a pre-tax loss of $15.3 related to settlement losses and changes in the fair value of plan assets and actuarial losses, which resulted primarily from the lump-sum payment action associated with the U.S. Plan that took place during the quarter (see Note 10 for further details).

During the second and fourth quarters of 2014, we revised our estimates of revenues and costs associated with the large power projects in South Africa within our Thermal Equipment and Services reportable segment. As a result of these revisions, pre-tax income from continuing operations for the second and fourth quarters of 2014 was reduced by $8.3 and $25.0, respectively. These revisions were primarily due to overall project delays and subcontractor challenges. See Note 5 for additional details.

During the fourth quarters of 2014 and 2013, we recognized pre-tax gains (losses) of $(86.3) and $0.8, respectively, related to changes in the fair value of plan assets, actuarial gains (losses) associated with our pension and postretirement benefit plans and settlement gains (losses) associated with the partial annuitization of the U.K. and U.S. Plans. The income tax (provision) benefit associated with these gains (losses) was $27.2 and $(1.7), respectively.

During the fourth quarter of 2014, we recorded impairment charges of $20.1 related to the trademarks of certain businesses within our Flow Technology and Thermal Equipment and Services reportable segments, and $18.0 related to our Cooling reporting unit's investment in the Shanghai Electric JV. During the fourth quarter of 2013, we recorded

Notes to Consolidated Financial Statements
December 31, 2014
(All currency and share amounts are in millions, except per share and par value data)

  impairment charges of $4.7 related to the trademarks of certain businesses within our Flow Technology reportable segment.

  During the fourth quarter of 2014, we recorded income tax charges of $29.7 associated with (i) $18.6 of U.S. taxes provided as a result of our election during the quarter to repatriate certain earnings of our non-U.S. subsidiaries, (ii) $6.0 of foreign taxes provided in connection with certain legal entity reorganization actions that are being undertaken to facilitate the planned spin-off transaction, and (iii) $5.1 of valuation allowances that have been recorded against certain foreign deferred income tax assets as a result of the legal entity reorganization noted above. These charges were offset partially by a reduction in income tax liabilities of $18.3 resulting from various audit settlements and statute expirations during the quarter, with the most notable being the closure of our U.S. tax examinations for the years 2008 through 2011.

(2)
As discussed in Note 4, we sold TPS for cash consideration of $42.5 during the first quarter of 2014. The sale resulted in a gain, net of taxes, of $21.5 during that quarter. The net gain on sale of TPS was increased by $0.2 in subsequent quarters of 2014, related to revisions of certain liabilities associated with the sale.

(3)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2014 were March 29, June 28 and September 27, compared to the respective March 30, June 29 and September 28, 2013 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2014 and one more day in the fourth quarter of 2014 than in the respective 2013 periods.

 ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

        SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2014 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2014, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013).

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SPX Corporation:

        We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 20, 2015

 ITEM 9B. Other Information

        Not applicable.

 P A R T    I I I

ITEM 10. Directors, Executive Officers and Corporate Governance

a)
Directors of the company.

        This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

b)
Executive Officers of the company.

  Christopher J. Kearney, 59, was named Chairman of the Board in May 2007, and President, Chief Executive Officer and a director in December 2004. He joined SPX in February 1997 as Vice President, Secretary and General Counsel and an officer of the company. He had previously served as Senior Vice President and General Counsel of Grimes Aerospace Company. Mr. Kearney is a director of Nucor Corporation and Polypore International, Inc.

  Jeremy W. Smeltser, 40, is Vice President and Chief Financial Officer. Previously he served in various roles for SPX, most recently as Vice President and Chief Financial Officer, Flow Technology, and became an officer of the company in April 2009. He joined SPX in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.

  Robert B. Foreman, 57, was named Executive Vice President, Human Resources and Asia Pacific in December 2005 and Executive Vice President, Global Business Systems and Services in June 2008. He joined SPX Corporation in April 1999 as Vice President, Human Resources and an officer of the company. Previously, he spent 14 years with PepsiCo, most recently serving as Vice President Human Resources for Frito-Lay International.

  David A. Kowalski, 56, was named President, Global Manufacturing Operations, in August 2013. He joined SPX in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. He became the segment President, Test and Measurement, and an officer of the company in August 2005, and President, Industrial Products and Services and Other, in August 2011. Before joining SPX, he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.

  Kevin L. Lilly, 62, was named Vice President, Secretary and General Counsel and an officer of the company in December 2005 and Senior Vice President in December 2006. Mr. Lilly joined SPX in 2003 as General Counsel for the company's publicly traded subsidiary, Inrange Technologies Corporation. After the sale of Inrange, he was Group General Counsel for the technical and industrial systems businesses and Associate General Counsel for SPX business operations. Previously, Mr. Lilly served as partner at Archer & Greiner, partner at Jamieson, Moore, Peskin & Spicer, and Staff Attorney for the United States Court of Appeals for the Seventh Circuit in Chicago.

  J. Michael Whitted, 43, is Vice President, Corporate Development, for SPX Corporation. He joined SPX Corporation in June 2001 and became an officer of the company in April 2009. Prior to joining SPX Corporation, Mr. Whitted was a Vice President at Bear Stearns and held a series of positions with investment banking firms, including CIBC World Markets and Bankers Trust.

  Eugene J. Lowe III, 47, was named President, Thermal Equipment and Services segment, in February 2013 and was appointed an officer of the company in December 2014. He joined SPX Corporation as the Vice President, Marketing and Business Development, for the Thermal Equipment and Services segment in 2008 and has served as the President of the company's global evaporative cooling business since 2010. Prior to joining SPX Corporation, Mr. Lowe held positions with Milliken, Bain & Company and Lazard Technology Partners.

  Marc G. Michael, 51, is President, Flow Technology — Food and Beverage, and was appointed an officer of the company in December 2014. He joined SPX Corporation in 2003 and prior to his current position, he held various senior positions within the company, including President of the company's global evaporative and dry cooling businesses and President of Flow Technology's EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.

  Anthony A. Renzi, 66, is President, Flow Technology — Power and Energy, and was appointed an officer of the company in December 2014. He joined SPX Corporation in 2003 and prior to his current position, he held various senior positions within the company, including President, SPX Dehydration and Filtration; President, SPX Process Equipment; President, APV; Senior Vice President, Global Operations; and President, Flow Technology — ClydeUnion and Americas region. Prior to joining SPX Corporation, Mr. Renzi held positions at James Burn International, Clopay, Breed Technologies, Sundstrand and General Electric.

  David J. Wilson, 46, is President, Flow Technology — Industrial, and was appointed an officer of the company in December 2014. He joined SPX Corporation in 1998 and prior to his current position, he held various senior positions within the company, including President, Asia Pacific region for both Flow Technology and the company's Service Solutions business, and Vice President, Business Development, for the Thermal Equipment and Services segment. Prior to joining SPX Corporation, Mr. Wilson held operating and engineering leadership positions at Polaroid Corporation.

c)
Section 16(a) Beneficial Ownership Reporting Compliance.

  This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

d)
Code of Ethics.

  This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

 ITEM 11. Executive Compensation

        This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

        This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

        This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        This information is included in our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

 P A R T    I V

ITEM 15. Exhibits and Financial Statement Schedules

        The following documents are filed as part of this Form 10-K:

    1.
    All financial statements. See Index to Consolidated Financial Statements on page 48 of this Form 10-K.

    2.
    Financial Statement Schedules. None required. See page 48 of this Form 10-K.

    3.
    Exhibits. See Index to Exhibits.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of February, 2015.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of February, 2015.

/s/ CHRISTOPHER J. KEARNEY Christopher J. Kearney Chairman of the Board, President and Chief Executive Officer	/s/ JEREMY W. SMELTSER Jeremy W. Smeltser Vice President and Chief Financial Officer
/s/ MICHAEL J. MANCUSO Michael J. Mancuso Director	/s/ PATRICK D. CAMPBELL Patrick D. Campbell Director
/s/ DAVID V. SINGER David V. Singer Director	/s/ EMERSON U. FULLWOOD Emerson U. Fullwood Director
/s/ MICHAEL A. REILLY Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer	/s/ TERRY S. LISENBY Terry S. Lisenby Director
/s/ ROBERT F. HULL, JR. Robert F. Hull, Jr. Director

 INDEX TO EXHIBITS

Item No.		Description
3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 (file no. 1-6948).
4.1	—
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
4.3	—
Indenture, dated as of August 16, 2010 between SPX Corporation, the Initial Subsidiary Guarantors, and U.S. Bank National Association, a national banking association, as trustee, incorporated herein by reference from our Current Report on Form 8-K filed on August 17, 2010 (file no. 1-6948).
4.4	—
First Supplemental Indenture, dated as of January 23, 2014, among SPX Corporation, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).
4.5	—
Second Supplemental Indenture, dated as of January 23, 2014, among SPX Corporation, the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of December 13, 2007, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).
4.6	—
First Supplemental Indenture, dated as of January 23 2014, among SPX Corporation, the Additional Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 16, 2010, incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2014 (file no. 1-6948).
4.7	—
Second Supplemental Indenture, dated as of November 7, 2014, among SPX Corporation, the Subsidiary Guarantors (as defined therein) and U.S. Bank National Association, as Trustee, to the Indenture, dated as of August 16, 2010, incorporated herein by reference from our Current Report on Form 8-K filed on November 10, 2014 (file no. 1-6948).
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

Item No.		Description
*10.7	—	SPX Corporation 2006 Non-Employee Directors' Stock Incentive Plan, incorporated herein by reference to Appendix E of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).
*10.8	—
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
*10.21	—	Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.22	—	Employment Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.23	—	Change of Control Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).

Item No.		Description
*10.24	—	Change of Control Agreement between SPX Corporation and J. Michael Whitted, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).
*10.25	—
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
*10.27	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.28	—
Amendment to the SPX Corporation 1997 Non-Employee Directors' Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.29	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.30	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 6, 2011), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).
*10.31	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.32	—
Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).
10.33	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011 (file no. 1-6948).
10.34	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).
*10.35	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (file no. 1-6948).
10.36	—
Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (file no. 1-6948).
*10.37	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.38	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
*10.39	—
Form of Time-based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).
10.40	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948)

Item No.		Description
10.41	—	Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948)
*10.42	—
Change of Control Agreement between Christopher J. Kearney and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.43	—
Change of Control Agreement between Jeremy W. Smeltser and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.44	—
Change of Control Agreement between Robert B. Foreman and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.45	—
Change of Control Agreement between David A. Kowalski and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.46	—
Change of Control Agreement between Kevin L. Lilly and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.47	—
Change of Control Agreement between J. Michael Whitted and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.48	—
Form of Waiver of Certain Employment Agreement Provisions by each of Christopher J. Kearney, Jeremy W. Smeltser, Robert B. Foreman, David A. Kowalski, Kevin L. Lilly, and J. Michael Whitted, dated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.49	—
Form of Internal Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
*10.50	—
Form of External Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).
10.51	—
Limited Liability Company Interest Purchase Agreement, dated December 3, 2013, by and among EGS Electrical Group LLC, Emerson Electric Co., SPX Corporation, and SPX Holding, Inc., incorporated herein by reference from our Current Report on Form 8-K filed on December 4, 2013 (file no.1-6948).
10.52	—
Amended and Restated Credit Agreement, dated as of December 23, 2013, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the lenders party thereto, incorporated herein by reference from our Current Report on Form 8-K filed on December 26, 2013 (file no.1-6948).
10.53	—
Cooperation Agreement among SPX Corporation and Relational Investors, LLC, and certain of its affiliates and associates, dated as of January 14, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on January 14, 2014 (file no. 1-6948).
*10.54	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.55	—	Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.56	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

Item No.		Description
*10.57	—	Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on April 30, 2014 (file no. 1-6948).
*10.58	—
Form of Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).
*10.59	—
Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).
*10.60	—	Form of Change of Control Agreement between each of Eugene J. Lowe III, Marc G. Michael, Anthony A. Renzi, and David J. Wilson, and SPX Corporation.
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 50 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
24.1	—	Power of Attorney on page 116 of this Form 10-K.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
99.1	—	EGS Electrical Group, LLC and Subsidiaries (A Limited Liability Company) audited consolidated financial statements as of September 30, 2013 and for the years ended September 30, 2013 and 2012.
101.1	—
SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

*
Denotes management contract or compensatory plan or arrangement.