Form 10-Q
period 2015-03-28
SPX CORP
filed 2015-04-29
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Common shares outstanding April 24, 2015 41,025,390

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 28,	March 29,
	2015	2014
Revenues	$946.9	$1,077.1
Costs and expenses:
Cost of products sold	685.0	775.6
Selling, general and administrative	233.2	267.5
Intangible amortization	7.3	8.3
Special charges, net	6.6	10.0
Operating income	14.8	15.7
Other income, net	0.8	490.6
Interest expense	(16.8)	(19.3)
Interest income	1.1	2.2
Loss on early extinguishment of debt	—	(32.5)
Income (loss) from continuing operations before income taxes	(0.1)	456.7
Income tax provision	(9.5)	(160.0)
Income (loss) from continuing operations	(9.6)	296.7
Income from discontinued operations, net of tax	—	0.1
Gain (loss) on disposition of discontinued operations, net of tax	(0.4)	21.0
Income (loss) from discontinued operations, net of tax	(0.4)	21.1
Net income (loss)	(10.0)	317.8
Less: Net loss attributable to noncontrolling interests	(2.9)	(0.4)
Net income (loss) attributable to SPX Corporation common shareholders	$(7.1)	$318.2
Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(6.7)	$297.1
Income (loss) from discontinued operations, net of tax	(0.4)	21.1
Net income (loss)	$(7.1)	$318.2
Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(0.17)	$6.72
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	0.47
Net income (loss) per share attributable to SPX Corporation common shareholders	$(0.18)	$7.19
Weighted-average number of common shares outstanding — basic	40.503	44.236
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(0.17)	$6.59
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	0.47
Net income (loss) per share attributable to SPX Corporation common shareholders	$(0.18)	$7.06
Weighted-average number of common shares outstanding — diluted	40.503	45.082
Comprehensive income (loss)	$(140.5)	$323.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$363.1	$427.6
Accounts receivable, net	1,026.2	1,067.4
Inventories, net	525.4	497.8
Other current assets	150.5	98.5
Deferred income taxes	128.0	123.8
Total current assets	2,193.2	2,215.1
Property, plant and equipment:
Land	54.8	56.4
Buildings and leasehold improvements	352.6	361.8
Machinery and equipment	824.3	825.9
	1,231.7	1,244.1
Accumulated depreciation	(574.0)	(573.2)
Property, plant and equipment, net	657.7	670.9
Goodwill	1,401.0	1,455.4
Intangibles, net	791.0	831.0
Other assets	736.9	729.8
TOTAL ASSETS	$5,779.8	$5,902.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$432.8	$462.0
Accrued expenses	846.1	892.3
Income taxes payable	42.9	43.7
Short-term debt	298.5	181.1
Current maturities of long-term debt	37.7	30.8
Total current liabilities	1,658.0	1,609.9

Long-term debt	1,149.9	1,157.8
Deferred and other income taxes	283.1	294.9
Other long-term liabilities	1,001.1	1,018.5
Total long-term liabilities	2,434.1	2,471.2

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (100,135,319 and 41,011,085 issued and outstanding at March 28, 2015, respectively, and 100,063,887 and 40,858,006 issued and outstanding at December 31, 2014, respectively)	1,009.2	1,008.2
Paid-in capital	1,618.4	1,600.8
Retained earnings	2,615.3	2,637.8
Accumulated other comprehensive income (loss)	(68.0)	62.6
Common stock in treasury (59,124,234 and 59,205,881 shares at March 28, 2015 and December 31, 2014, respectively)	(3,487.1)	(3,491.5)
Total SPX Corporation shareholders’ equity	1,687.8	1,817.9
Noncontrolling interests	(0.1)	3.2
Total equity	1,687.7	1,821.1
TOTAL LIABILITIES AND EQUITY	$5,779.8	$5,902.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 28,	March 29,
	2015	2014
Cash flows used in operating activities:
Net income (loss)	$(10.0)	$317.8
Less: Income (loss) from discontinued operations, net of tax	(0.4)	21.1
Income (loss) from continuing operations	(9.6)	296.7
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Special charges, net	6.6	10.0
Gain on asset sales	—	(491.5)
Loss on early extinguishment of debt	—	32.5
Deferred and other income taxes	(0.3)	(58.3)
Depreciation and amortization	25.0	27.6
Pension and other employee benefits	6.7	24.8
Stock-based compensation	23.6	24.7
Other, net	1.9	0.2
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	(52.4)	(22.4)
Inventories	(44.4)	(50.4)
Accounts payable, accrued expenses and other	(61.5)	156.8
Cash spending on restructuring actions	(3.9)	(9.3)
Net cash used in continuing operations	(108.3)	(58.6)
Net cash used in discontinued operations	(0.5)	(2.0)
Net cash used in operating activities	(108.8)	(60.6)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	—	575.7
Increase in restricted cash	(0.1)	(0.1)
Capital expenditures	(14.4)	(11.3)
Net cash from (used in) continuing operations	(14.5)	564.3
Net cash from discontinued operations	—	38.3
Net cash from (used in) investing activities	(14.5)	602.6
Cash flows from (used in) financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	—	(530.6)
Borrowings under senior credit facilities	196.0	—
Repayments under senior credit facilities	(119.0)	—
Borrowings under trade receivables agreement	70.0	—
Repayments under trade receivables agreement	(25.0)	—
Net repayments under other financing arrangements	(4.3)	(53.9)
Purchases of common stock	—	(134.3)
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.2)	(11.5)
Financing fees paid	—	(0.4)
Dividends paid	(15.6)	(11.7)
Net cash from (used in) continuing operations	96.9	(742.4)
Net cash used in discontinued operations	—	—
Net cash from (used in) financing activities	96.9	(742.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(38.1)	(5.4)
Net change in cash and equivalents	(64.5)	(205.8)
Consolidated cash and equivalents, beginning of period	427.6	691.8
Consolidated cash and equivalents, end of period	$363.1	$486.0

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

On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, a business currently reported within Industrial Products and Services and Other. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global food and beverage, power and energy, and industrial markets. We continue to expect that the transaction will be completed during the third quarter of 2015.

On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income, net” during the first quarter of 2014.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2014 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2015 are March 28, June 27 and September 26, compared to the respective March 29, June 28 and September 27, 2014 dates. We had one less day in the first quarter of 2015 and will have one more day in the fourth quarter of 2015 than in the respective 2014 periods.

(2)                                 NEW ACCOUNTING PRONOUNCEMENTS

The following is a summary of new accounting pronouncements that apply or may apply to our business.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  We adopted this guidance on January 1, 2015, with no impact on our condensed consolidated financial statements as there were no disposal activities in the first quarter of 2015.

In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The original standard was effective for interim and annual reporting periods beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of this standard, with a new effective date for interim and annual reporting periods beginning after December 15, 2017.  We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.

(3)                                 DISCONTINUED OPERATIONS

As indicated in Note 2, there were no disposal activities in the first quarter of 2015. Prior to January 1, 2015, we reported businesses or asset groups as discontinued operations when, among other things, we terminated the operations of the business or asset group, committed to a plan to divest the business or asset group or actively began marketing the business or asset group, and the sale of the business or asset group was deemed probable within the next twelve months.

During the first quarter of 2014, we sold our Thermal Products Solutions (“TPS”) business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. The promissory note was paid in full during the fourth quarter of 2014.

In addition to the TPS business, we recognized net losses of $0.4 and $0.5 during the three months ended March 28, 2015 and March 29, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.

For the first three months of 2015 and 2014, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	March 28,	March 29,
	2015	2014
Income (loss) from discontinued operations	$(0.4)	$33.9
Income tax provision	—	(12.8)
Income (loss) from discontinued operations, net	$(0.4)	$21.1

For the first three months of 2015 and 2014, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	March 28,	March 29,
	2015	2014
Revenues	$—	$26.0
Pre-tax income	—	—

(4)                                 INFORMATION ON REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENTS

We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world.  Many of our products and solutions play a role in helping to meet rising global demand for processed foods and beverages and power and energy, particularly in emerging markets. Our key products include processing systems and equipment for the food and beverage industry, reciprocating pumps used in oil and gas processing, power transformers used by utility companies, and cooling systems for power plants.

We aggregate certain of our operating segments into our two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which do not meet the quantitative threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the “Codification”), have been combined within our “All Other” category, which we refer to as Industrial Products and Services and Other. The operating segments in this “All Other” category generally serve industrial end-markets. Industrial Products and Services and Other is not considered a reportable segment.

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

Thermal Equipment and Services Reportable Segment

Our Thermal Equipment and Services reportable segment engineers, designs, manufactures, installs and services thermal heat transfer products. Primary offerings include dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation, HVAC and industrial markets, as well as personal comfort heating products for the residential and commercial markets.

Industrial Products and Services and Other

Industrial Products and Services and Other comprises operating segments that design, manufacture and market power transformers, industrial tools and hydraulic units, tower and obstruction lights and monitoring equipment, communications and signal monitoring systems, fare collection systems, and portable cable and pipe locators.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments were as follows:

	Three months ended
	March 28,	March 29,
	2015	2014
Revenues: (1)
Flow Technology reportable segment	$530.8	$616.7
Thermal Equipment and Services reportable segment (2)	247.2	279.6
Industrial Products and Services and Other	168.9	180.8
Total revenues	$946.9	$1,077.1
Income (loss):
Flow Technology reportable segment	$59.3	$66.2
Thermal Equipment and Services reportable segment (2)	(2.8)	9.2
Industrial Products and Services and Other	19.0	23.3
Total income for reportable and other operating segments	75.5	98.7
Corporate expense	(29.2)	(28.5)
Pension and postretirement expense	(1.3)	(19.8)
Stock-based compensation expense	(23.6)	(24.7)
Special charges, net	(6.6)	(10.0)
Consolidated operating income	$14.8	$15.7

(1)                                 Under the percentage-of-completion method, we recognized revenues of $239.4 and $274.2 in the three months ended March 28, 2015 and March 29, 2014, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage of completion method were $241.5 and $237.1 as of March 28, 2015 and December 31, 2014, respectively, and are reported as a component of “Accounts receivable, net” in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage of completion method were $180.7 and $178.9 as of March 28, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(2)                                 For the three months ended March 28, 2015, revenue and income related to the segment’s large power projects in South Africa declined approximately $15.0 and $8.0, respectively, when compared to the respective period in 2014.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three months ended March 28, 2015 and March 29, 2014 are described in more detail below:

	Three months ended
	March 28,	March 29,
	2015	2014
Flow Technology reportable segment	$3.8	$8.9
Thermal Equipment and Services reportable segment	2.3	0.1
Industrial Products and Services and Other	0.5	0.4
Corporate	—	0.6
Total	$6.6	$10.0

Flow Technology reportable segment — Charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with restructuring initiatives at various locations in Europe and South America. These actions were taken primarily to (i) reduce the cost base of various businesses within the segment and (ii) continue the reorganization of the Johnson Pump management structure in Europe. Charges for the three months ended March 29, 2014 related primarily to severance and other costs associated with restructuring initiatives to (i) reduce the cost base of Clyde Union as we continued to integrate the business into the segment and (ii) to further align the segment’s operational structure to its key end markets.

Thermal Equipment and Services reportable segment — Charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with (i) facility consolidation efforts in Asia Pacific and (ii) the continuation of restructuring actions at our Balcke Duerr and dry cooling businesses in order to reduce the cost base of the businesses primarily in response to reduced demand for nuclear power products and services in Europe. Charges for the three months ended March 29, 2014 related primarily to costs associated with finalizing 2013 restructuring initiatives in Germany.

Industrial Products and Services and Other — Charges for the three months ended March 28, 2015 and March 29, 2014 related primarily to severance and other costs associated with restructuring initiatives at our tower and obstruction lights and monitoring equipment business. These actions were taken to reduce the cost base of the business in response to reduced demand within the markets served by the business.

Corporate — Charges for the three months ended March 29, 2014 related primarily to costs associated with efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half in 2013.

Expected charges still to be incurred under actions approved as of March 28, 2015 were approximately $3.0.

The following is an analysis of our restructuring liabilities for the three months ended March 28, 2015 and March 29, 2014:

	Three months ended
	March 28,	March 29,
	2015	2014
Balance at beginning of period	$14.3	$19.0
Special charges (1)	6.2	10.0
Utilization — cash (2)	(3.9)	(9.7)
Currency translation adjustment and other	(0.7)	0.4
Balance at end of period	$15.9	$19.7

(1)                                 The three months ended March 28, 2015 included $0.4 of non-cash charges that did not impact the restructuring liability.

(2)                                 The three months ended March 29, 2014 included $0.4 of cash utilization to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories at March 28, 2015 and December 31, 2014 comprised the following:

	March 28,	December 31,
	2015	2014
Finished goods	$148.4	$138.2
Work in process	178.5	158.6
Raw materials and purchased parts	217.9	220.5
Total FIFO cost	544.8	517.3
Excess of FIFO cost over LIFO inventory value	(19.4)	(19.5)
Total inventories	$525.4	$497.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 21% and 18% of total inventory at March 28, 2015 and December 31, 2014, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments for the three months ended March 28, 2015, were as follows:

		Goodwill		Foreign
		Resulting from		Currency
	December 31,	Business		Translation	March 28,
	2014	Combinations	Impairments	and Other	2015
Flow Technology reportable segment
Gross goodwill	$1,036.5	$—	$—	$(47.0)	$989.5
Accumulated impairments	—	—	—	—	—
Goodwill	1,036.5	—	—	(47.0)	989.5

Thermal Equipment and Services reportable segment
Gross goodwill	553.3	—	—	(16.4)	536.9
Accumulated impairments	(391.4)	—	—	9.5	(381.9)
Goodwill	161.9	—	—	(6.9)	155.0

Industrial Products and Services and Other
Gross goodwill	396.1	—	—	(1.5)	394.6
Accumulated impairments	(139.1)	—	—	1.0	(138.1)
Goodwill	257.0	—	—	(0.5)	256.5

Total
Gross goodwill	1,985.9	—	—	(64.9)	1,921.0
Accumulated impairments	(530.5)	—	—	10.5	(520.0)
Goodwill	$1,455.4	$—	$—	$(54.4)	$1,401.0

Other Intangibles, Net

Identifiable intangible assets were as follows:

	March 28, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Customer relationships	$371.8	$(91.9)	$279.9	$388.6	$(91.7)	$296.9
Technology	172.8	(58.6)	114.2	183.8	(59.8)	124.0
Patents	11.3	(8.8)	2.5	11.3	(8.8)	2.5
Other	27.9	(18.3)	9.6	28.7	(18.3)	10.4
	583.8	(177.6)	406.2	612.4	(178.6)	433.8
Trademarks with indefinite lives	384.8	—	384.8	397.2	—	397.2
Total	$968.6	$(177.6)	$791.0	$1,009.6	$(178.6)	$831.0

At March 28, 2015, the net carrying value of intangible assets with determinable lives consisted of $359.5 in the Flow Technology reportable segment, $40.4 in the Thermal Equipment and Services reportable segment, and $6.3 in Industrial Products and Services and Other. Trademarks with indefinite lives consisted of $247.9 in the Flow Technology reportable segment, $116.2 in the

Thermal Equipment and Services reportable segment, and $20.7 in Industrial Products and Services and Other.

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

No impairment charges were recorded in the first quarter of 2015 or 2014. Changes in the gross carrying value of trademarks and other identifiable intangible assets related primarily to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 28,	March 29,
	2015	2014
Balance at beginning of year	$56.0	$55.1
Provisions	5.4	6.0
Usage	(8.4)	(7.5)
Currency translation adjustment	(1.2)	—
Balance at end of period	51.8	53.6
Less: Current portion of warranty	34.4	41.7
Non-current portion of warranty	$17.4	$11.9

(9)                                 EMPLOYEE BENEFIT PLANS

During a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees under the SPX U.S. Pension Plan (the “U.S. Plan”) a voluntary lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during March 2014 and resulted in a settlement charge of $4.6 being reflected in net periodic pension benefit expense for the first quarter of 2014. In addition, in connection with this lump-sum payment action, we remeasured the assets and liabilities of the U.S. Plan as of March 29, 2014, which resulted in a charge to net periodic pension benefit expense of $14.8 for the three months then ended.

During the fourth quarter of 2014, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.K. Pension Plan (the ‘‘U.K. Plan’’) to Just Retirement Limited (‘‘Just Retirement’’). Under the agreement, Just Retirement irrevocably assumed the obligation to make future pension payments to the approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015. The U.K. Plan paid Just Retirement 79.2 British Pounds (‘‘GBP’’) ($123.3 equivalent) in the fourth quarter of 2014 to assume obligations totaling approximately GBP 68.0 ($105.8 equivalent). The partial annuitization of the U.K. Plan resulted in a settlement loss of $15.0, which was included in net periodic pension benefit expense during the fourth quarter of 2014.

Net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended
	March 28,	March 29,
	2015	2014
Service cost	$0.9	$1.8
Interest cost	4.3	6.7
Expected return on plan assets	(4.9)	(5.5)
Settlement charges, net(1)	—	0.5
Recognized net actuarial loss(2)	—	14.8
Total net periodic pension benefit expense	$0.3	$18.3

(1)                                 Consisted of the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.1 increase to the estimated settlement gain that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the U.S. Plan to Massachusetts Mutual Life Insurance Company.

(2)                                 Represented the actuarial loss resulting from the remeasurement of the assets and obligations of the U.S. Plan during the first quarter of 2014, which was required in connection with the lump-sum payment action noted above.

Foreign Pension Plans

	Three months ended
	March 28,	March 29,
	2015	2014
Service cost	$0.4	$0.7
Interest cost	2.0	3.5
Expected return on plan assets	(2.4)	(4.3)
Total net periodic pension benefit income	—	(0.1)
Less: Net periodic pension benefit income of discontinued operations	(0.1)	(0.2)
Net periodic pension benefit expense of continuing operations	$0.1	$0.1

Postretirement Plans

	Three months ended
	March 28,	March 29,
	2015	2014
Service cost	$—	$0.1
Interest cost	1.1	1.3
Amortization of unrecognized prior service credits	(0.2)	—
Net periodic postretirement benefit expense	$0.9	$1.4

Employer Contributions

During the first quarter of 2015, we made contributions to our domestic and foreign pension plans of approximately $0.8, of which $0.4 related to discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2015:

	December 31,				March 28,
	2014	Borrowings	Repayments	Other (4)	2015
Domestic revolving loan facility	$133.0	196.0	(119.0)	—	$210.0
Term loan (1)	575.0	—	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
Trade receivables financing arrangement (2)	10.0	70.0	(25.0)	—	55.0
Other indebtedness (3)	51.7	0.2	(4.5)	(1.3)	46.1
Total debt	1,369.7	$266.2	$(148.5)	$(1.3)	1,486.1
Less: short-term debt	181.1				298.5
Less: current maturities of long-term debt	30.8				37.7
Total long-term debt	$1,157.8				$1,149.9

(1)                                 The term loan is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

(2)                                 Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At March 28, 2015, we had $19.4 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $55.0.

(3)                                 Primarily included balances under a purchase card program of $28.4 and $32.1 and capital lease obligations of $12.6 and $13.6 at March 28, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2014 Annual Report on Form 10-K.

At March 28, 2015, we had $53.8 and $673.8, respectively, of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement. In addition, we had $6.8 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.7% at March 28, 2015.

At March 28, 2015, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2014 Annual Report on Form 10-K.

(11)                          DERIVATIVE FINANCIAL INSTRUMENTS

Currency Forward Contracts

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, South African Rand, Chinese Yuan and GBP.

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

We had FX forward contracts with an aggregate notional amount of $247.0 and $298.0 outstanding as of March 28, 2015 and December 31, 2014, respectively, with notional amounts of $231.1, $14.5 and $1.4 scheduled to mature within one, two and three years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $180.7 and $246.0 at March 28, 2015 and December 31, 2014, respectively, with notional amounts of $146.9, $28.2 and $5.6 scheduled to mature within one, two and three years, respectively. The unrealized gains (losses), net of taxes, recorded in AOCI related to FX forward contracts were $0.3 and $(0.3) as of March 28, 2015 and December 31, 2014, respectively.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 28, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.3 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 28, 2015 and December 31, 2014, the fair value of these contracts was $0.7 (current liability) and $1.4 (current liability), respectively. The unrealized loss, net of taxes, recorded in AOCI was $0.9 and $1.0 as of March 28, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized loss as of March 28, 2015 to income over the next 12 months.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at March 28, 2015 and December 31, 2014, respectively:

	March 28, 2015			December 31, 2014
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX Forward Contracts:
Counterparty A	$0.3	$(0.1)	$0.2	$—	$(0.1)	$(0.1)
Counterparty B	1.1	(3.9)	(2.8)	0.3	(3.5)	(3.2)
Aggregate of other counterparties	0.6	(1.5)	(0.9)	0.5	(1.8)	(1.3)
Totals (1)	$2.0	$(5.5)	$(3.5)	$0.8	$(5.4)	$(4.6)

Commodity Contracts:
Counterparty A(2)	$—	$(0.7)	$(0.7)	$—	$(1.4)	$(1.4)

(1)                                 We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets were as follows:

	March 28,	December 31,
	2015	2014
Designated as hedging instruments:
Accrued expenses	$(0.8)	$(0.1)
Other long-term liabilities	(0.2)	(0.1)
	(1.0)	(0.2)

Not designated as hedging instruments:
Other current assets	0.1	—
Accrued expenses	(2.6)	(4.4)
	(2.5)	(4.4)
Net fair value of FX forward contracts	$(3.5)	$(4.6)

(2)                                 Related contracts are designated as hedging instruments. Net amounts at March 28, 2015 and December 31, 2014 were recorded in ‘‘Accrued expenses.’’

The following summarizes the fair value of our FX embedded derivative instruments which are not designated as hedging instruments, and the related balance sheet classification as of March 28, 2015 and December 31, 2014:

	March 28,	December 31,
Balance Sheet Classification	2015	2014
Other current assets	$7.5	$5.1
Other assets	3.0	1.2
Accrued expenses	(4.4)	(4.7)
Other long-term liabilities	(0.7)	(0.9)
	$5.4	$0.7

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three months ended March 28, 2015 and March 29, 2014:

	Three months ended
	March 28,	March 29,
	2015	2014
FX forward contracts	$0.5	$0.3
Commodity contracts	(0.4)	(1.3)
	$0.1	$(1.0)

The following summarizes the pre-tax loss related to commodity contracts designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Cost of products sold’’ for the three months ended March 28, 2015 and March 29, 2014:

	Three months ended
	March 28,	March 29,
	2015	2014
Commodity contracts	$(0.5)	$(0.1)

In addition, losses of $0.2 were recognized in ‘‘Other income, net’’ during the three months ended March 28, 2015 relating to derivative ineffectiveness and amounts excluded from effectiveness testing.

The following summarizes the loss recognized in ‘‘Other income, net’’ for the three months ended March 28, 2015 and March 29, 2014 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended
	March 28,	March 29,
	2015	2014
FX forward contracts	$(12.2)	$0.4
FX embedded derivatives	6.6	(2.2)
	$(5.6)	$(1.8)

(12)                          SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Income (Loss) Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	March 28,	March 29,
	2015	2014
Weighted-average number of common shares used in basic income (loss) per share	40.503	44.236
Dilutive securities — Restricted stock shares and restricted stock units	—	0.846
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	40.503	45.082

Given the loss from continuing operations for the three months ended March 28, 2015, an aggregate of 1.162 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share for the period. All unvested restricted stock shares and restricted stock units were included in the computation of diluted income per share for the three months ended March 29, 2014 because required market thresholds for vesting were met. There were no stock options outstanding during the three months ended March 29, 2014.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, as amended, or to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2014 Annual Report on Form 10-K.

The recognition of compensation expense for share-based awards, including stock options, is based on their grant-date fair values.  The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock shares, restricted stock units, and stock options totaled $23.6 and $24.7 for the three months ended March 28, 2015 and March 29, 2014, respectively, with a related tax benefit of $8.8 and $8.9 for the three-month periods, respectively.

Restricted Stock Share and Restricted Stock Unit Awards

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. Awards granted during the three months ended March 28, 2015 did not contain a market condition.

The following table summarizes the restricted stock share and restricted stock unit activity from December 31, 2014 through March 28, 2015:

		Weighted-Average
	Unvested Restricted Stock Shares	Grant-Date Fair
	and Restricted Stock Units	Value Per Share
Outstanding at December 31, 2014	1.168	$69.22
Granted	0.375	85.81
Vested	(0.191)	80.46
Forfeited	(0.175)	47.67
Outstanding at March 28, 2015	1.177	75.77

As of March 28, 2015, there was $36.3 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.1 years.

Stock Options

On January 2, 2015, we granted 0.323 stock options, all of which were outstanding (but not exercisable) as of March 28, 2015. The weighted-average exercise price per share of these options was $85.87 and the maximum contractual term of these options is ten years. There were no stock options outstanding during the three months ended March 29, 2014.

The weighted-average grant-date fair value per share of the stock options granted on January 2, 2015 was $27.06. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	36.53%
Annual expected dividend yield	1.75%
Risk-free interest rate	1.97%
Expected life of stock option (in years)	6.0

Annual expected stock price volatility is based on the six-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the seven-year treasury constant maturity rate. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.

As of March 28, 2015, there was $2.2 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.8 years.

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 28, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(131.1)	0.1	—	(131.0)
Amounts reclassified from accumulated other comprehensive income	—	0.6	(0.2)	0.4
Current-period other comprehensive income (loss)	(131.1)	0.7	(0.2)	(130.6)
Balance at end of period	$(72.1)	$(0.6)	$4.7	$(68.0)

(1)                                 Net of tax benefit of $0.5 and $1.1 as of March 28, 2015 and December 31, 2014, respectively.

(2)                                 Net of tax provision of $3.0 as of March 28, 2015 and December 31, 2014, respectively. The balances as of March 28, 2015 and December 31, 2014 include net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 29, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(2.0)	(0.8)	3.8	0.2	1.2
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.3)	5.0	4.8
Current-period other comprehensive income (loss)	(2.0)	(0.7)	3.5	5.2	6.0
Balance at end of period	$294.8	$(1.5)	$(0.2)	$0.4	$293.5

(1)                                 Net of tax benefit of $1.2 and $1.0 as of March 29, 2014 and December 31, 2013, respectively.

(2)                                 Net of tax (provision) benefit of $(0.1) and $2.2 as of March 29, 2014 and December 31, 2013, respectively. The balance as of December 31, 2013 primarily included $(5.0), net of tax, related to our share of the pension liability adjustment for EGS as of December 31, 2013. In connection with the sale of our interest in EGS during the first quarter of 2014, as described in Note 1, we recognized our share of the pension liability adjustment for EGS as a component of the gain on sale of our investment interest.

The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended March 28, 2015 and March 29, 2014:

	Amount Reclassified from AOCI
	Three months ended		Affected Line Items in the Condensed
	March 28, 2015	March 29, 2014	Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Pre-tax loss on commodity contracts	$0.7	$0.1	Cost of products sold
Income taxes	(0.1)	—
	$0.6	$0.1

Gain on available-for-sale securities	$—	$0.3	Other income, net

Pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$—	$7.4	Other income, net
Amortization of unrecognized prior service credits	(0.2)	—	Selling, general and administrative
Pre-tax	(0.2)	7.4
Income taxes	—	(2.4)
	$(0.2)	$5.0

Common Stock in Treasury

On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During the first quarter of 2014, we repurchased 1.316 shares of our common stock for $134.3 under this trading plan. During the remainder of 2014, we repurchased 3.536 shares of our common stock for $354.5, which completed the repurchases authorized under this trading plan.  There were no common stock repurchases during the first quarter of 2015.

During the three months ended March 28, 2015 and March 29, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $5.6 and $12.0, respectively, and increased by $1.2 and $7.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared during the first quarters of 2015 and 2014 totaled $15.4 and $16.3, respectively. We paid first quarter dividends on April 1, 2015 and April 2, 2014.

Changes in Equity

A summary of the changes in equity for the three months ended March 28, 2015 and March 29, 2014 is provided below:

	March 28, 2015			March 29, 2014
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of year	$1,817.9	$3.2	$1,821.1	$2,158.0	$14.0	$2,172.0
Net income (loss)	(7.1)	(2.9)	(10.0)	318.2	(0.4)	317.8
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.6) and $0.2 for the three months ended March 28, 2015 and March 29, 2014, respectively	0.7	—	0.7	(0.7)	—	(0.7)
Net unrealized gains on available-for-sale securities	—	—	—	3.5	—	3.5
Pension liability adjustment, net of tax provision of $2.3 for the three months ended March 29, 2014	(0.2)	—	(0.2)	5.2	—	5.2
Foreign currency translation adjustments	(131.1)	0.1	(131.0)	(2.0)	(0.1)	(2.1)
Total comprehensive income (loss), net	(137.7)	(2.8)	(140.5)	324.2	(0.5)	323.7
Dividends declared	(15.4)	—	(15.4)	(16.3)	—	(16.3)
Incentive plan activity	4.9	—	4.9	4.8	—	4.8
Stock-based compensation expense	23.6	—	23.6	24.7	—	24.7
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.4 and $8.8 for the three months ended March 28, 2015 and March 29, 2014, respectively	(5.5)	—	(5.5)	(11.5)	—	(11.5)
Common stock repurchases	—	—	—	(134.3)	—	(134.3)
Dividends attributable to noncontrolling interests	—	(0.5)	(0.5)	—	—	—
Equity, end of period	$1,687.8	$(0.1)	$1,687.7	$2,349.6	$13.5	$2,363.1

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $619.1 (including $576.9 for risk management matters) and $619.6 (including $575.4 for risk management matters) at March 28, 2015 and December 31, 2014, respectively. Of these amounts, $565.7 and $571.5 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 28, 2015 and December 31, 2014, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $503.7 at March 28, 2015 and December 31, 2014, included in “Other assets” within our condensed consolidated balance sheets.

Litigation Matters

The business environment surrounding our large power projects in South Africa has become increasingly difficult, and the projects have experienced significant delays. In addition, the projects involve a complex set of contractual relationships among the end customer, the prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We are currently involved in a number of claim disputes with the prime contractors (our immediate customers) and with certain of our subcontractors relating to delay, additional costs, and performance issues. We believe that, in the accompanying condensed consolidated financial statements, we have adequately provided for those claims against us where our liability is probable and reasonably estimable. Although it is reasonably possible that our liability for certain of these claims could exceed the amount of our recorded accruals, we do not believe that the estimated amount of any potential additional liability would have a material effect, individually or in the aggregate, on our condensed consolidated financial statements.

We are subject to other legal matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of March 28, 2015, we had liabilities for site investigation and/or remediation at 91 sites (91 sites at December 31, 2014) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, as of March 28, 2015, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites (28 sites at December 31, 2014) at which the liability has not been settled, of which 8 sites (9 sites at December 31, 2014) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of March 28, 2015, our share of the aggregate contract value on open consortium arrangements was $81.4 (of which approximately 75% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $336.2. As of December 31, 2014, our share of the aggregate contract value on open consortium arrangements was $65.2 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $291.1. At March 28, 2015 and December 31, 2014, we recorded liabilities of $0.3 and $0.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Unrecognized Tax Benefits

As of March 28, 2015, we had gross unrecognized tax benefits of $66.3 (net unrecognized tax benefits of $35.9), of which $35.4, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 28, 2015, gross accrued interest totaled $6.3 (net accrued interest of $5.3). As of March 28, 2015, we had no accrual for penalties included in our unrecognized tax benefits.

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

Other Tax Matters

For the three months ended March 28, 2015, we recorded an income tax provision of $9.5 on a pre-tax loss of $0.1 from continuing operations. This compares to an income tax provision for the three months ended March 29, 2014 of $160.0 on $456.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.0%. The most significant items impacting the income tax provision for the first quarter of 2015 were (i) $5.1 of taxes related to the planned spin-off transaction, including $4.9 of foreign income taxes related to reorganization actions undertaken to facilitate the separation, and (ii) approximately $14.0 of pre-tax losses generated during the quarter in jurisdictions for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the effective tax rate for the first quarter of 2014 was the U.S. income taxes that were provided in connection with the $491.2 gain that was recorded during the quarter on the sale of our interest in EGS.

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

State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination or administrative appeal. We believe any uncertain tax positions related to these examinations have been adequately provided for.

We have various foreign income tax returns under examination. The most significant of these are in Denmark for the 2006, 2007, 2009, and 2010 tax years and in South Africa for the 2005 to 2010 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy for the three months ended March 28, 2015 or March 29, 2014.

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

As of March 28, 2015, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At March 28, 2015 and December 31, 2014, these assets had a fair value of $10.3 and $7.4, respectively.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 28, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives and FX forward contracts	$—	$7.6	$—
Other assets — FX embedded derivatives and investment in equity securities	—	3.0	10.3
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	8.5	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	0.9	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$5.1	$—
Other assets — FX embedded derivatives and investment in equity securities	—	1.2	7.4
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	10.6	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	1.0	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 28, 2015 and March 29, 2014, including net unrealized gains (losses) recorded to “Other income, net.”

	Three months ended
	March 28, 2015	March 29, 2014
Balance at beginning of year	$7.4	$1.4
Unrealized gains recorded to earnings	2.9	1.6
Balance at end of period	$10.3	$3.0

Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets

Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of March 28, 2015 and December 31, 2014, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of March 28, 2015 and December 31, 2014 were as follows:

	March 28, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$600.0	$657.0	$600.0	$665.3
Term loan	575.0	575.0	575.0	575.0
Other indebtedness	298.5	298.5	181.1	181.1

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

The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short maturity of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)

EXECUTIVE OVERVIEW

Summary of Operating Results

Revenues for the three months ended March 28, 2015 decreased by 12.1% when compared to the same period in 2014, with the most significant fluctuations related to a stronger U.S. dollar in the first quarter of 2015, as well as a decrease in sales associated with the power and energy business within our Flow Technology reportable segment primarily resulting from the impact of lower oil prices. Income associated with our reportable and other operating segments totaled $75.5 for the three months ended March 28, 2015, compared to $98.7 for the three months ended March 29, 2014.  The year-over-year decrease in income associated with our reportable and other operating segments was primarily attributable to the decline in revenues noted above.

Cash flows used in continuing operations totaled $108.3 during the first three months of 2015, compared to $58.6 during the first three months of 2014. The increase in cash flows used in continuing operations was due primarily to (i) the decline in segment profitability noted above and (ii) the timing of cash receipts on certain large projects.

Planned Spin-Off Transaction

On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment and our Hydraulic Technologies business, a business currently reported within Industrial Products and Services and Other. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global food and beverage, power and energy, and industrial markets. Since the announcement, we have been focused on building out the necessary infrastructure that is required for each of these future companies, including the identification of leadership teams and development of the required corporate functional support systems.  We continue to expect that the transaction will be completed during the third quarter of 2015.

During the three months ended March 28, 2015, we recorded $5.0 of professional fees and other costs (included in “Selling, general and administrative” expense) related to the planned spin-off transaction. Additionally, during the first quarter of 2015, we recorded a charge of $5.1 primarily for foreign income taxes that were provided in connection with certain reorganization actions that were undertaken to facilitate the planned spin-off transaction.

RESULTS OF CONTINUING OPERATIONS

The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2014 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2015 are March 28, June 27 and September 26, compared to the respective March 29, June 28 and September 27, 2014 dates. We had one less day in the first quarter of 2015 and will have one more day in the fourth quarter of 2015 than in the respective 2014 periods.

Seasonality and Competition — Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Demand in the oil and gas aftermarket is typically stronger in the second half of the year. Our personal comfort heating products businesses tend to be stronger during the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers, food and beverage systems and related services is highly correlated to timing on large construction contracts, which may cause significant fluctuations in our financial performance from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.

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

Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 28, 2015 and March 29, 2014, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended
	March 28,	March 29,
	2015	2014	% Change
Revenues	$946.9	$1,077.1	(12.1)
Gross profit	261.9	301.5	(13.1)
% of revenues	27.7%	28.0%
Selling, general and administrative expense	233.2	267.5	(12.8)
% of revenues	24.6%	24.8%
Intangible amortization	7.3	8.3	(12.0)
Special charges, net	6.6	10.0	(34.0)
Other income, net	0.8	490.6	(99.8)
Interest expense, net	(15.7)	(17.1)	(8.2)
Loss on early extinguishment of debt	—	(32.5)	*
Income (loss) from continuing operations before income taxes	(0.1)	456.7	*
Income tax provision	(9.5)	(160.0)	(94.1)
Income (loss) from continuing operations	(9.6)	296.7	*

Components of consolidated revenue decline:
Organic decline			(5.7)
Foreign currency			(6.4)
Net revenue decline			(12.1)

*                                         Not meaningful for comparison purposes.

Revenues — For the three months ended March 28, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar during the period and a decrease in organic revenue. The decline in organic revenue was attributable primarily to decreases at the power and energy business within our Flow Technology reportable segment and lower sales to the power generation markets within our Thermal Equipment and Services reportable segment.  See “Results of Reportable Segments and Other Operating Segments” for additional details.

Gross Profit — The decrease in gross profit for the three months ended March 28, 2015, compared to the respective period in 2014, was due primarily to the impact of the strengthening U.S. dollar and the organic revenue decline noted above. The decrease in gross profit as a percentage of revenue for the three months ended March 28, 2015, compared to the respective period in 2014, was due to reduced profitability on the large power projects in South Africa, partially offset by an increase in margins in our Flow Technology reportable segment, related primarily to (i) improved operational execution for the segment’s food and beverage business and (ii) cost reductions from restructuring actions completed in 2014 by the segment’s power and energy and food and beverage businesses.  See “Results of Reportable Segments and Other Operating Segments” for additional details.

Selling, General and Administrative (“SG&A”) expense — For the three months ended March 28, 2015, the decrease in SG&A expense, when compared to the respective period in 2014, was due to a decrease in pension and postretirement expense of $17.4 (an overall decrease in pension and postretirement expense of $18.5, with $1.1 included in “Cost of products sold”), the impact of a stronger U.S. dollar during the period, and a decrease in incentive compensation expense, partially offset by professional fees and other costs associated with our planned spin-off transaction. The decrease in pension and postretirement expense was due primarily to the fact that the amount for the first quarter of 2014 included (i) losses (an actuarial loss and settlement loss) of $19.4 associated with a lump-sum payment action related to the SPX U.S. Pension Plan (the “U.S. Plan”) and (ii) a $4.1 increase to the settlement gain that was recorded in connection with the 2013 annuitization of the U.S. Plan.  The decrease in incentive compensation expense was due to lower profitability in the first quarter of 2015, compared to the respective period in 2014.

Intangible Amortization — For the three months ended March 28, 2015, the decrease in intangible amortization was due primarily to the impact of foreign currency translation.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2015 and 2014.

Other Income, net — Other income, net, for the three months ended March 28, 2015 was composed primarily of gains on currency forward embedded derivatives (“FX embedded derivatives”) of $6.6, foreign currency transaction gains of $3.3, and investment earnings of $3.1, partially offset by losses on foreign currency forward contracts (“FX forward contracts”) of $12.2.

Other income, net, for the three months ended March 29, 2014 was composed primarily of the gain on sale of our investment interest in the EGS Electrical Group LLC and Subsidiaries (“EGS”) joint venture of $491.2 and, to a much lesser extent, investment earnings of $3.5 and gains on FX forward contracts of $0.4, partially offset by losses on FX embedded derivatives of $2.2 and foreign currency transaction losses of $2.2.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended March 28, 2015, when compared to the same period in 2014, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower average interest rates and fees related to our senior credit facilities. Refer to the discussion of Liquidity and Financial Condition in our 2014 Annual Report on Form 10-K for details pertaining to our 2014 debt activity.

Loss on Early Extinguishment of Debt — On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during the first quarter of 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9.

Income Tax Provision — For the three months ended March 28, 2015, we recorded an income tax provision of $9.5 on a pre-tax loss of $0.1 from continuing operations. This compares to an income tax provision for the three months ended March 29, 2014 of $160.0 on $456.7 of pre-tax income from continuing operations, resulting in an effective tax rate of 35.0%. The most significant items impacting the income tax provision for the first quarter of 2015 were (i) $5.1 of taxes related to the planned spin-off transaction, including $4.9 of foreign income taxes related to reorganization actions undertaken to facilitate the separation, and (ii) approximately $14.0 of pre-tax losses generated during the quarter in jurisdictions for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the effective tax rate for the first quarter of 2014 was the U.S. income taxes that were provided in connection with the $491.2 gain that was recorded during the quarter on the sale of our interest in EGS.

RESULTS OF DISCONTINUED OPERATIONS

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material.

As indicated in Note 2 to our condensed consolidated financial statements, there were no disposal activities in the first quarter of 2015. Prior to January 1, 2015, we reported businesses or asset groups as discontinued operations when, among other things, we terminated the operations of the business or asset group, committed to a plan to divest the business or asset group or actively began marketing the business or asset group, and the sale of the business or asset group was deemed probable within the next twelve months.

During the first quarter of 2014, we sold our Thermal Products Solutions (“TPS”) business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. The promissory note was paid in full during the fourth quarter of 2014.

In addition to the TPS business, we recognized net losses of $0.4 and $0.5 during the three months ended March 28, 2015 and March 29, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.

For the first three months of 2015 and 2014, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended
	March 28,	March 29,
	2015	2014
Income (loss) from discontinued operations	$(0.4)	$33.9
Income tax provision	—	(12.8)
Income (loss) from discontinued operations, net	$(0.4)	$21.1

For the first three months of 2015 and 2014, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	March 28,	March 29,
	2015	2014
Revenues	$—	$26.0
Pre-tax income	—	—

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

Non-GAAP Measures — Throughout the following discussion of reportable and other operating segment results, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure and is not a substitute for revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations—Non-GAAP Measures.”

Flow Technology Reportable Segment

	Three months ended
	March 28,	March 29,
	2015	2014	% Change
Revenues	$530.8	$616.7	(13.9)
Income	59.3	66.2	(10.4)
% of revenues	11.2%	10.7%
Components of revenue decline:
Organic decline			(5.6)
Foreign currency			(8.3)
Net revenue decline			(13.9)

Revenues — For the three months ended March 28, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar during the period and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of power and energy pumps, largely reflecting the impact of lower oil prices. This decrease was offset partially by a year-over-year increase in sales of food and beverage components and systems.

Income — For the three months ended March 28, 2015, income decreased, compared to the respective 2014 period, due primarily to the impact of the strengthening U.S. dollar and the organic revenue decline noted above.  These declines in income were offset partially by the impact of (i) improved operational performance within the segment’s food and beverage business and (ii) cost reductions during the period associated with restructuring initiatives implemented during 2014 within the segment’s power and energy and food and beverage businesses, with these two items also resulting in an increase in the segment’s profit margin during the three months ended March 28, 2015, compared to the respective 2014 period.

Backlog — The segment had backlog of $1,162.4 and $1,393.2 as of March 28, 2015 and March 29, 2014, respectively. Of the $230.8 year-over-year decline in backlog, $143.5 was attributable to the impact of a stronger U.S. dollar as of March 28, 2015, as compared to March 29, 2014.

Thermal Equipment and Services Reportable Segment

	Three months ended
	March 28,	March 29,
	2015	2014	% Change
Revenues	$247.2	$279.6	(11.6)
Income (loss)	(2.8)	9.2	(130.4)
% of revenues	(1.1)%	3.3%
Components of revenue decline:
Organic decline			(6.8)
Foreign currency			(4.8)
Net revenue decline			(11.6)

Revenues — For the three months ended March 28, 2015, the decrease in revenues, compared to the respective 2014 period, was due to an organic revenue decline and a stronger U.S. dollar during the period. The organic revenue decline was concentrated in power generation markets and due primarily to (i) lower sales of heat exchangers in Asia Pacific and (ii) a reduction in revenue associated with the large power projects in South Africa. These declines in organic revenue were offset partially by an increase in sales of package cooling products.

Income (loss) — For the three months ended March 28, 2015,the decrease in income and margin, compared to the respective 2014 period, was due primarily to a decline of approximately $8.0 of income related to the large power projects in South Africa and the organic revenue declines noted above. These declines in income and margin were offset partially by increased profitability within the segment’s personal comfort heating products businesses.

Backlog — The segment had backlog of $645.1 and $673.7 as of March 28, 2015 and March 29, 2014, respectively. Of the $28.6 year-over-year decline in backlog, $61.8 was attributable to the impact of a stronger U.S. dollar as of March 28, 2015, as compared to March 29, 2014, offset partially by a year-over-year increase due to organic backlog growth of $33.2. Portions of this backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond. The backlog figures as of March 28, 2015 and March 29, 2014 exclude approximately $65.0 and $90.0, respectively, of estimated price increases related to cost inflation on our large power projects in South Africa.

Industrial Products and Services and Other

	Three months ended
	March 28,	March 29,
	2015	2014	% Change
Revenues	$168.9	$180.8	(6.6)
Income	19.0	23.3	(18.5)
% of revenues	11.2%	12.9%
Components of revenue decline:
Organic decline			(4.4)
Foreign currency			(2.2)
Net revenue decline			(6.6)

Revenues — For the three months ended March 28, 2015, the decrease in revenues, compared to the respective 2014 period, was due to a decrease in organic revenue and, to a lesser extent, the strengthening of the U.S. dollar during the period.  The decrease in organic revenue was due primarily to lower sales of fare collection systems, power transformers and communication and signal monitoring systems, partially offset by an increase in sales of portable cable and pipe locators.

Income — For the three months ended March 28, 2015, income and margin decreased, compared to the respective 2014 period, due primarily to the organic revenue decline and the impact of the strengthening U.S. dollar noted above, partially offset by improved productivity within our power transformer business.

Backlog — The segment had backlog of $339.0 and $317.7 as of March 28, 2015 and March 29, 2014, respectively. The impact of changes in foreign currencies (versus the U.S. dollar) was not material to the segment’s backlog as of March 28, 2015 and March 29, 2014.

Corporate and Other Expenses

	Three months ended
	March 28,	March 29,
	2015	2014	% Change
Total consolidated revenues	$946.9	$1,077.1	(12.1)
Corporate expense	29.2	28.5	2.5
% of revenues	3.1%	2.6%
Stock-based compensation expense	23.6	24.7	(4.5)
Pension and postretirement expense	1.3	19.8	(93.4)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. The increase in corporate expense for the three months ended March 28, 2015, compared to the respective period in 2014, was due to one-time costs associated with our planned spin-off transaction, partially offset by a decline in incentive compensation expense due to lower profitability in the first quarter of 2015, compared to the respective period in 2014.

Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in stock-based compensation expense for the three months ended March 28, 2015, compared to the respective period in 2014, was due primarily to a higher rate of forfeitures during the first quarter of 2015, compared to the respective period in 2014.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decline in pension and postretirement expense was due primarily to the fact that the amount for the first quarter of 2014 included (i) losses (an actuarial loss and settlement loss) of $19.4 associated with a lump-sum payment action related to the U.S. Plan and (ii) a $4.1 increase to the settlement gain that was recorded in connection with the 2013 annuitization of the U.S. Plan.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 28, 2015 and March 29, 2014.

Cash Flow

	Three months ended
	March 28,	March 29,
	2015	2014
Continuing operations:
Cash flows used in operating activities	$(108.3)	$(58.6)
Cash flows from (used in) investing activities	(14.5)	564.3
Cash flows from (used in) financing activities	96.9	(742.4)
Cash flows from (used in) discontinued operations	(0.5)	36.3
Change in cash and equivalents due to changes in foreign currency exchange rates	(38.1)	(5.4)
Net change in cash and equivalents	$(64.5)	$(205.8)

Operating Activities — The increase in cash flows used in operating activities during the three months ended March 28, 2015, as compared to the same period in 2014, was due primarily to (i) a decline in segment profitability and (ii) the timing of cash receipts on certain large projects.

Investing Activities — Cash flows used in investing activities during the three months ended March 28, 2015 related primarily to $14.4 of capital expenditures associated generally with upgrades of manufacturing facilities and information technology. Cash flows from investing activities during the three months ended March 29, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1, as discussed in Note 1 to the condensed consolidated financial statements, partially offset by $11.3 of capital expenditures associated generally with upgrades of manufacturing facilities and replacement of equipment.

Financing Activities — Cash flows from financing activities during the three months ended March 28, 2015 related primarily to net borrowings of $77.0 and $45.0 under our senior credit facilities and trade receivables financing arrangement, respectively, partially offset by dividends paid during the first quarter of 2015 of $15.6. Cash flows used in financing activities during the three months ended March 29, 2014 related primarily to (i) the redemption of all our 7.625% senior notes during the first quarter of 2014 for $530.6, (ii) repurchases of common stock totaling $134.3, as discussed in Note 12 to the condensed consolidated financial statements, and (iii) net repayments of other debt of $53.9, related primarily to the repayment of the obligation associated with our corporate headquarters.

Discontinued Operations — Cash flows used in discontinued operations for the three months ended March 28, 2015 related primarily to payments for certain liabilities associated with businesses previously sold, while cash flows from discontinued operations for the three months ended March 29, 2014 included $38.5 of cash proceeds related to the sale of TPS as well as operating cash flows related primarily to TPS and other businesses discontinued prior to 2014.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to changes in foreign currency exchange rates for the three months ended March 28, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period.  Changes in foreign currency exchange rates resulted only in a $5.4 decrease in cash and equivalents during the same period of 2014.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2015. See Note 10 to the condensed consolidated financial statements for additional details regarding our indebtedness.

	December 31, 2014	Borrowings	Repayments	Other (4)	March 28, 2015
Domestic revolving loan facility	$133.0	$196.0	$(119.0)	$—	$210.0
Term loan (1)	575.0	—	—	—	575.0
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
Trade receivables financing arrangement (2)	10.0	70.0	(25.0)	—	55.0
Other indebtedness (3)	51.7	0.2	(4.5)	(1.3)	46.1
Total debt	1,369.7	$266.2	$(148.5)	$(1.3)	1,486.1
Less: short-term debt	181.1				298.5
Less: current maturities of long-term debt	30.8				37.7
Total long-term debt	$1,157.8				$1,149.9

(1)                                 The term loan is repayable in quarterly installments of 5.0% annually, beginning with our second fiscal quarter of 2015, with the remaining balance repayable in full on December 23, 2018.

(2)                                 Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At March 28, 2015, we had $19.4 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $55.0.

(3)                                 Primarily included balances under a purchase card program of $28.4 and $32.1 and capital lease obligations of $12.6 and $13.6 at March 28, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)                                 “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

At March 28, 2015, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At March 28, 2015, we had $236.2 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $210.0 and $53.8 reserved for outstanding letters of credit, and $19.4 of available borrowing capacity under our trade receivables financing arrangement after giving effect to outstanding borrowings of $55.0 under this arrangement. In addition, at March 28, 2015, we had $326.2 of available issuance capacity under our foreign trade facilities after giving effect to $673.8 reserved for outstanding letters of credit.

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

As of March 28, 2015, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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

From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. In addition, some of our contracts contain currency FX embedded derivatives, because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (“AOCI”). These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income, net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

We had FX forward contracts with an aggregate notional amount of $247.0 and $298.0 outstanding as of March 28, 2015 and December 31, 2014, respectively, with notional amounts of $231.1, $14.5 and $1.4 scheduled to mature within one, two and three years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $180.7 and $246.0 at March 28, 2015 and December 31, 2014, respectively, with notional amounts of $146.9, $28.2 and $5.6 scheduled to mature within one, two and three years, respectively. The unrealized gains (losses), net of taxes, recorded in AOCI related to FX forward contracts were $0.3 and $(0.3) as of March 28, 2015 and December 31, 2014, respectively. We anticipate reclassifying the $0.3 unrealized gain as of March 28, 2015 to income over the next 12 months. The net loss recorded in “Other income, net” related to FX forward contracts and FX embedded derivatives totaled $5.6 and $1.8 during the three months ended March 28, 2015 and March 29, 2014, respectively.

The fair values of our FX forward contracts and FX embedded derivatives were as follows:

	March 28, 2015				December 31, 2014
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.1	$—	$(3.4)	$(0.2)	$—	$—	$(4.5)	$(0.1)
FX embedded derivatives	7.5	3.0	(4.4)	(0.7)	5.1	1.2	(4.7)	(0.9)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 28, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.3 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 28, 2015 and December 31, 2014, the fair value of these contracts was $0.7 (current liability) and $1.4 (current liability), respectively. The unrealized loss, net of taxes, recorded in AOCI was $0.9 and $1.0 as of March 28, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized loss as of March 28, 2015 to income over the next 12 months.

Other Fair Value Financial Assets and Liabilities

The carrying amounts of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximate fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at March 28, 2015 for similar debt, was $1,530.5, compared to our carrying value of $1,473.5.

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

Other Matters

Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $43.5 as of March 28, 2015. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $10.0 to $15.0 relating to uncertain tax positions, which includes an estimate for interest and penalties.

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

In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2014 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates

General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2014 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2014 Annual Report on Form 10-K.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2014 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2014 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 28, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2015.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 28, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 6. Exhibits

10.1*	Form of Change of Control Agreement between Stephen A. Tsoris and SPX Corporation

10.2*	Form of Time-Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 28, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014; (ii) Condensed Consolidated Balance Sheets at March 28, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

*                                         Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: April 29, 2015	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: April 29, 2015	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

10.1*	Form of Change of Control Agreement between Stephen A. Tsoris and SPX Corporation

10.2*	Form of Time-Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 28, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014; (ii) Condensed Consolidated Balance Sheets at March 28, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

*                                         Denotes management contract or compensatory plan or arrangement.