Form 10-Q
period 2015-06-27
SPX CORP
filed 2015-07-29
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Common shares outstanding July 24, 2015 41,096,252

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues	$1,074.4	$1,195.1	$2,021.3	$2,272.2
Costs and expenses:
Cost of products sold	768.2	847.9	1,453.2	1,623.5
Selling, general and administrative	228.9	244.4	462.1	511.9
Intangible amortization	7.1	8.3	14.4	16.6
Special charges, net	6.1	4.5	12.7	14.5
Operating income	64.1	90.0	78.9	105.7

Other income (expense), net	—	(1.2)	0.8	489.4
Interest expense	(18.2)	(16.3)	(35.0)	(35.6)
Interest income	0.9	2.3	2.0	4.5
Loss on early extinguishment of debt	—	—	—	(32.5)
Equity earnings in joint ventures	0.5	0.5	0.5	0.5
Income from continuing operations before income taxes	47.3	75.3	47.2	532.0
Income tax provision	(10.4)	(18.6)	(19.9)	(178.6)
Income from continuing operations	36.9	56.7	27.3	353.4

Loss from discontinued operations, net of tax	—	(0.6)	—	(0.5)
Gain (loss) on disposition of discontinued operations, net of tax	(0.5)	(6.1)	(0.9)	14.9
Income (loss) from discontinued operations, net of tax	(0.5)	(6.7)	(0.9)	14.4

Net income	36.4	50.0	26.4	367.8
Less: Net loss attributable to noncontrolling interests	(2.5)	(1.2)	(5.4)	(1.6)
Net income attributable to SPX Corporation common shareholders	$38.9	$51.2	$31.8	$369.4

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$39.4	$57.9	$32.7	$355.0
Income (loss) from discontinued operations, net of tax	(0.5)	(6.7)	(0.9)	14.4
Net income	$38.9	$51.2	$31.8	$369.4

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.97	$1.34	$0.81	$8.13
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	(0.15)	(0.03)	0.33
Net income per share attributable to SPX Corporation common shareholders	$0.96	$1.19	$0.78	$8.46

Weighted-average number of common shares outstanding — basic	40.602	43.068	40.553	43.649

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.96	$1.32	$0.80	$7.98
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	(0.15)	(0.02)	0.32
Net income per share attributable to SPX Corporation common shareholders	$0.95	$1.17	$0.78	$8.30

Weighted-average number of common shares outstanding — diluted	40.917	43.900	40.854	44.487

Comprehensive income (loss)	$77.3	$41.9	$(63.2)	$365.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 27,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$328.9	$427.6
Accounts receivable, net	1,081.8	1,067.4
Inventories, net	546.7	497.8
Other current assets	171.5	98.5
Deferred income taxes	124.3	123.8
Total current assets	2,253.2	2,215.1
Property, plant and equipment:
Land	54.9	56.4
Buildings and leasehold improvements	353.6	361.8
Machinery and equipment	846.6	825.9
	1,255.1	1,244.1
Accumulated depreciation	(591.3)	(573.2)
Property, plant and equipment, net	663.8	670.9
Goodwill	1,416.1	1,455.4
Intangibles, net	799.2	831.0
Other assets	756.9	729.8
TOTAL ASSETS	$5,889.2	$5,902.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$461.7	$462.0
Accrued expenses	852.1	892.3
Income taxes payable	42.1	43.7
Short-term debt	294.1	181.1
Current maturities of long-term debt	37.5	30.8
Total current liabilities	1,687.5	1,609.9

Long-term debt	1,143.3	1,157.8
Deferred and other income taxes	292.2	294.9
Other long-term liabilities	1,007.1	1,018.5
Total long-term liabilities	2,442.6	2,471.2

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (100,199,385 and 41,077,984 issued and outstanding at June 27, 2015, respectively, 100,063,887 and 40,858,006 issued and outstanding at December 31, 2014, respectively)	1.0	1.0
Paid-in capital	2,635.8	2,608.0
Retained earnings	2,638.7	2,637.8
Accumulated other comprehensive income (loss)	(27.2)	62.6
Common stock in treasury (59,121,401 and 59,205,881 shares at June 27, 2015 and December 31, 2014, respectively)	(3,487.0)	(3,491.5)
Total SPX Corporation shareholders’ equity	1,761.3	1,817.9
Noncontrolling interests	(2.2)	3.2
Total equity	1,759.1	1,821.1
TOTAL LIABILITIES AND EQUITY	$5,889.2	$5,902.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 27,	June 28,
	2015	2014
Cash flows used in operating activities:
Net income	$26.4	$367.8
Less: Income (loss) from discontinued operations, net of tax	(0.9)	14.4
Income from continuing operations	27.3	353.4
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	12.7	14.5
Gain on asset sales	(2.4)	(491.1)
Loss on early extinguishment of debt	—	32.5
Deferred and other income taxes	(13.2)	(52.5)
Depreciation and amortization	50.5	57.4
Pension and other employee benefits	12.7	32.1
Stock-based compensation	29.1	29.3
Other, net	2.3	0.1
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable and other assets	(159.4)	12.9
Inventories	(61.5)	(47.2)
Accounts payable, accrued expenses and other	13.2	(22.9)
Cash spending on restructuring actions	(9.0)	(15.9)
Net cash used in continuing operations	(97.7)	(97.4)
Net cash used in discontinued operations	(1.9)	(4.6)
Net cash used in operating activities	(99.6)	(102.0)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	3.6	581.2
Increase in restricted cash	(0.1)	(0.7)
Capital expenditures	(29.4)	(23.6)
Net cash from (used in) continuing operations	(25.9)	556.9
Net cash from discontinued operations	—	100.5
Net cash from (used in) investing activities	(25.9)	657.4
Cash flows from (used in) financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	—	(530.6)
Borrowings under senior credit facilities	325.0	157.0
Repayments under senior credit facilities	(224.2)	(20.0)
Borrowings under trade receivables agreement	95.0	—
Repayments under trade receivables agreement	(88.0)	—
Net repayments under other financing arrangements	(2.3)	(52.6)
Purchases of common stock	—	(274.4)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.3)	(12.2)
Financing fees paid	—	(0.4)
Dividends paid	(30.6)	(28.6)
Net cash from (used in) continuing operations	69.6	(761.8)
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	69.6	(761.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(42.8)	(19.2)
Net change in cash and equivalents	(98.7)	(225.6)
Consolidated cash and equivalents, beginning of period	427.6	691.8
Consolidated cash and equivalents, end of period	$328.9	$466.2

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

On May 14, 2015, we amended our Certificate of Incorporation to reduce the par value of all shares of common stock from $10.00 to $0.01 per share. Our common stock and paid-in capital accounts, as presented in the accompanying condensed consolidated balance sheets, reflect the change in par value.

On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment, our Hydraulic Technologies business (a business currently reported within Industrial Products and Services and Other), and certain of our corporate subsidiaries. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global food and beverage, power and energy, and industrial markets. We expect that the transaction will be completed by the end of the third quarter of 2015.

On January 7, 2014, we completed the sale of our 44.5% interest in the EGS Electrical Group, LLC and Subsidiaries (“EGS”) joint venture to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income, net” during the first quarter of 2014.

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2014 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including (i) the results of discontinued operations and (ii) our common stock and paid-in capital accounts as discussed above, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  We adopted this guidance on January 1, 2015, with no impact on our condensed consolidated financial statements as there were no disposal activities in the first half of 2015.

In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.

In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied retrospectively. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued an amendment to existing guidance that, among other changes, permits an entity that has a significant event in an interim period that requires a remeasurement of defined benefit plan assets and obligations to remeasure such assets and obligations using the month-end date that is closest to the date of the significant event, rather than the date of the plan event. Under the amended guidance, the month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted to reflect any effects of the significant event, to the extent those effects are not captured in the month-end measurement. An entity is required to disclose its accounting policy election and the dates used to measure defined benefit plan assets and obligations in accordance with the provisions of this amended guidance. Although earlier application is permitted, the amendments are effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied prospectively. The impact of the adoption of this amendment on our condensed consolidated financial statements, if elected, will be based on any future significant events of our defined benefit pension and postretirement plans.

(3)                              DISCONTINUED OPERATIONS

As indicated in Note 2, there were no disposal activities in the first half of 2015. Prior to January 1, 2015, we reported businesses or asset groups as discontinued operations when, among other things, we terminated the operations of the business or asset group, committed to a plan to divest the business or asset group or actively began marketing the business or asset group, and the sale of the business or asset group was deemed probable within the next twelve months.

During the second quarter of 2014, we sold our SPX Precision Components (“Precision Components”) business for cash consideration of $63.0, resulting in a loss, net of tax, of $7.3.

During the first quarter of 2014, we sold our Thermal Products Solutions (“TPS”) business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. The promissory note was paid in full during the fourth quarter of 2014.

In addition to the Precision Components and TPS businesses, we recognized net losses of $0.5 and $0.9 during the three and six months ended June 27, 2015, respectively, and net gains of $1.2 and $0.7 during the three and six months ended June 28, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.

For the three and six months ended June 27, 2015 and June 28, 2014, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Income (loss) from discontinued operations	$(2.1)	$(5.8)	$(2.5)	$28.1
Income tax (provision) benefit	1.6	(0.9)	1.6	(13.7)
Income (loss) from discontinued operations, net	$(0.5)	$(6.7)	$(0.9)	$14.4

For the three and six months ended June 27, 2015 and June 28, 2014, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues	$—	$0.6	$—	$26.6
Pre-tax loss	—	(0.9)	—	(0.9)

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

Industrial Products and Services and Other

Industrial Products and Services and Other comprises operating segments that design, manufacture and market power transformers, industrial tools and hydraulic units, obstruction lighting systems, communications and signal monitoring systems, fare collection systems, and portable cable and pipe locators.

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.

Financial data for our reportable segments and other operating segments were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues: (1)
Flow Technology reportable segment	$578.0	$661.4	$1,108.8	$1,278.1
Thermal Equipment and Services reportable segment	298.0	327.3	545.2	606.9
Industrial Products and Services and Other	198.4	206.4	367.3	387.2
Total revenues	$1,074.4	$1,195.1	$2,021.3	$2,272.2

Income:
Flow Technology reportable segment	$75.9	$88.3	$135.2	$154.5
Thermal Equipment and Services reportable segment	6.1	9.5	3.3	18.7
Industrial Products and Services and Other	24.1	30.1	43.1	53.4
Total income for reportable and other operating segments	106.1	127.9	181.6	226.6

Corporate expense	(29.1)	(25.8)	(58.3)	(54.3)
Stock-based compensation expense	(5.5)	(4.6)	(29.1)	(29.3)
Pension and postretirement expense	(1.3)	(3.0)	(2.6)	(22.8)
Special charges, net	(6.1)	(4.5)	(12.7)	(14.5)

Consolidated operating income	$64.1	$90.0	$78.9	$105.7

(1)                                 Under the percentage-of-completion method, we recognized revenues of $244.6 and $295.8 in the three months ended June 27, 2015 and June 28, 2014, respectively. For the six months ended June 27, 2015 and June 28, 2014, revenues under the percentage-of-completion method were $484.0 and $570.0, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $276.0 and $237.1 as of June 27, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $182.6 and $178.9 as of June 27, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and six months ended June 27, 2015 and June 28, 2014 are described in more detail below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Flow Technology reportable segment	$3.3	$1.2	$7.1	$10.1
Thermal Equipment and Services reportable segment	2.7	1.4	5.0	1.5
Industrial Products and Services and Other	0.1	1.6	0.6	2.0
Corporate	—	0.3	—	0.9
Total	$6.1	$4.5	$12.7	$14.5

Flow Technology Reportable Segment — Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with restructuring initiatives at various locations in Europe and South America. These actions were taken primarily to reduce the cost base of Clyde Union and other businesses within the segment. The actions at Clyde Union were taken primarily to reduce the cost base of the business in response to the significant decline in oil prices that began in the latter half of 2014 and has continued into 2015, which has resulted in a reduction in capital spending on original equipment by our customers in the oil and gas industries. Charges for the three and six months ended June 28, 2014 related primarily to severance and other costs associated with restructuring initiatives at various Flow Technology locations in Europe and the U.S. These actions were taken primarily to reduce the cost base of Clyde Union as we continued to integrate the business into our Flow Technology reportable segment.

Thermal Equipment and Services Reportable Segment — Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with (i) facility consolidation efforts in Asia Pacific and (ii) the continuation of restructuring actions at our Balcke Duerr and dry cooling businesses in order to reduce the cost base of the businesses primarily in response to reduced demand for nuclear power products and services in Europe. Charges for the three and six months ended June 28, 2014 related primarily to severance and other costs associated with (i) the closure of a facility in China and (ii) finalizing restructuring initiatives in Germany that commenced in 2013.

Industrial Products and Services and Other — Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with a restructuring initiative at our obstruction lighting systems business. These actions were taken to reduce the cost base of the business in response to reduced demand within the markets served by the business. Charges for the three and six months ended June 28, 2014 related primarily to costs associated with restructuring initiatives at various locations in the U.S.

Corporate — Charges for the three and six months ended June 28, 2014 related primarily to costs associated with our efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013.

Expected charges still to be incurred under actions approved as of June 27, 2015 were approximately $4.0.

The following is an analysis of our restructuring liabilities for the six months ended June 27, 2015 and June 28, 2014:

	Six months ended
	June 27,	June 28,
	2015	2014
Balance at beginning of year	$14.3	$19.0
Special charges (1)	12.2	14.5
Utilization — cash (2)	(9.0)	(16.0)
Currency translation adjustment and other	(0.6)	0.5
Balance at end of period	$16.9	$18.0

(1)                       The six months ended June 27, 2015 included $0.5 of non-cash charges that did not impact the restructuring liability.

(2)                       The six months ended June 28, 2014 included $0.1 of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories at June 27, 2015 and December 31, 2014 comprised the following:

	June 27,	December 31,
	2015	2014
Finished goods	$155.7	$138.2
Work in process	174.1	158.6
Raw materials and purchased parts	237.2	220.5
Total FIFO cost	567.0	517.3
Excess of FIFO cost over LIFO inventory value	(20.3)	(19.5)
Total inventories, net	$546.7	$497.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 21% and 18% of total inventory at June 27, 2015 and December 31, 2014, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment and other operating segments, were as follows:

		Goodwill		Foreign
		Resulting from		Currency
	December 31,	Business		Translation	June 27,
	2014	Combinations	Impairments	and Other	2015
Flow Technology reportable segment
Gross goodwill	$1,036.5	$—	$—	$(33.9)	$1,002.6
Accumulated impairments	—	—	—	—	—
Goodwill	1,036.5	—	—	(33.9)	1,002.6

Thermal Equipment and Services reportable segment
Gross goodwill	553.3	—	—	(13.2)	540.1
Accumulated impairments	(391.4)	—	—	7.6	(383.8)
Goodwill	161.9	—	—	(5.6)	156.3

Industrial Products and Services and Other
Gross goodwill	396.1	—	—	0.4	396.5
Accumulated impairments	(139.1)	—	—	(0.2)	(139.3)
Goodwill	257.0	—	—	0.2	257.2

Total
Gross goodwill	1,985.9	—	—	(46.7)	1,939.2
Accumulated impairments	(530.5)	—	—	7.4	(523.1)
Goodwill	$1,455.4	$—	$—	$(39.3)	$1,416.1

Other Intangibles, Net

Identifiable intangible assets at June 27, 2015 and December 31, 2014 comprised the following:

	June 27, 2015			December 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets with determinable lives:
Customer relationships	$379.3	$(97.4)	$281.9	$388.6	$(91.7)	$296.9
Technology	175.9	(61.7)	114.2	183.8	(59.8)	124.0
Patents	11.3	(8.9)	2.4	11.3	(8.8)	2.5
Other	27.9	(18.4)	9.5	28.7	(18.3)	10.4
	594.4	(186.4)	408.0	612.4	(178.6)	433.8
Trademarks with indefinite lives	391.2	—	391.2	397.2	—	397.2
Total	$985.6	$(186.4)	$799.2	$1,009.6	$(178.6)	$831.0

At June 27, 2015, the net carrying value of intangible assets with determinable lives consisted of $362.1 in the Flow Technology reportable segment, $39.5 in the Thermal Equipment and Services reportable segment and $6.4 in Industrial Products and Services and Other. At June 27, 2015, trademarks with indefinite lives consisted of $253.8 in the Flow Technology reportable segment, $116.3 in the Thermal Equipment and Services reportable segment and $21.1 in Industrial Products and Services and Other.

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

No impairment charges were recorded in the first half of 2015 or 2014. Changes in the gross carrying value of trademarks and other identifiable intangible assets related to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	June 27,	June 28,
	2015	2014
Balance at beginning of year	$56.0	$55.1
Provisions	11.8	12.2
Usage	(15.1)	(15.5)
Currency translation adjustment	(0.9)	—
Balance at end of period	51.8	51.8
Less: Current portion of warranty	34.2	39.7
Non-current portion of warranty	$17.6	$12.1

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

Net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Service cost	$0.9	$1.8	$1.8	$3.6
Interest cost	4.3	4.5	8.6	11.2
Expected return on plan assets	(4.9)	(4.7)	(9.8)	(10.2)
Settlement charges, net (1)	—	—	—	0.5
Recognized net actuarial loss (2)	—	—	—	14.8
Total net periodic pension benefit expense	$0.3	$1.6	$0.6	$19.9

(1)                    Consisted of the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.1 increase to the estimated settlement gain that was recorded in connection with the 2013 transfer of the pension obligation for the retirees of the U.S. Plan to Massachusetts Mutual Life Insurance Company.

(2)                    Represented the actuarial loss resulting from the remeasurement of the assets and obligations of the U.S. Plan during the first quarter of 2014, which was required in connection with the lump-sum payment action noted above.

Foreign Pension Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Service cost	$0.4	$0.7	$0.8	$1.4
Interest cost	2.0	3.5	4.0	7.0
Expected return on plan assets	(2.5)	(4.2)	(4.9)	(8.5)
Total net periodic pension benefit income	(0.1)	—	(0.1)	(0.1)
Less: Net periodic pension benefit income of discontinued operations	(0.2)	—	(0.3)	(0.2)
Net periodic pension benefit expense of continuing operations	$0.1	$—	$0.2	$0.1

Postretirement Plans

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Service cost	$—	$0.2	$—	$0.3
Interest cost	1.1	1.3	2.2	2.6
Amortization of unrecognized prior service credits	(0.2)	(0.1)	(0.4)	(0.1)
Net periodic postretirement benefit expense	$0.9	$1.4	$1.8	$2.8

Employer Contributions

During the first half of 2015, we made contributions to our domestic and foreign pension plans of approximately $1.3, of which $0.8 related to discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the six months ended June 27, 2015:

	December 31,				June 27,
	2014	Borrowings	Repayments	Other (4)	2015
Domestic revolving loan facility	$133.0	$325.0	$(217.0)	$—	$241.0
Term loan (1)	575.0	—	(7.2)	—	567.8
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
Trade receivables financing arrangement (2)	10.0	95.0	(88.0)	—	17.0
Other indebtedness (3)	51.7	1.3	(3.6)	(0.3)	49.1
Total debt	1,369.7	$421.3	$(315.8)	$(0.3)	1,474.9
Less: short-term debt	181.1				294.1
Less: current maturities of long-term debt	30.8				37.5
Total long-term debt	$1,157.8				$1,143.3

(1)                   The term loan is repayable in quarterly installments of 5.0% annually, and payments began during our second fiscal quarter of 2015. The remaining balance is repayable in full on December 23, 2018.

(2)                   Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At June 27, 2015, we had $50.2 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $17.0.

(3)                   Primarily included balances under a purchase card program of $30.2 and $32.1 and capital lease obligations of $13.0 and $13.6 at June 27, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)                   “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities

A detailed description of our senior credit facilities is included in our 2014 Annual Report on Form 10-K.

At June 27, 2015, we had $53.1 and $679.5 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively. In addition, we had $5.6 of letters of credit outstanding under separate arrangements in China and India.

The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.8% at June 27, 2015.

At June 27, 2015, we were in compliance with all covenants of our senior credit facilities and our senior notes. Restrictions on our ability to repurchase shares or pay dividends are described in our 2014 Annual Report on Form 10-K.

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

We had FX forward contracts with an aggregate notional amount of $257.1 and $298.0 outstanding as of June 27, 2015 and December 31, 2014, respectively, with notional amounts of $234.4 and $22.7 scheduled to mature within one and two years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $176.2 and $246.0 at June 27, 2015 and December 31, 2014, respectively, with notional amounts of $104.2, $68.0 and $4.0 scheduled to mature within one, two, and years thereafter, respectively. The unrealized losses, net of tax, recorded in AOCI related to FX forward contracts were $0.8 and $0.3 as of June 27, 2015 and December 31, 2014, respectively.

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 27, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.5 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 27, 2015 and December 31, 2014, the fair value of these contracts was $0.9 (current liability) and $1.4 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $0.6 and $1.0 as of June 27, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized losses as of June 27, 2015 to income over the next 12 months.

The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at June 27, 2015 and December 31, 2014, respectively:

	June 27, 2015			December 31, 2014
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX Forward Contracts:
Counterparty A	$0.3	$—	$0.3	$—	$(0.1)	$(0.1)
Counterparty B	0.9	(2.6)	(1.7)	0.3	(3.5)	(3.2)
Counterparty C	1.6	(1.1)	0.5	0.3	(1.0)	(0.7)
Aggregate of other counterparties	0.7	(0.5)	0.2	0.2	(0.8)	(0.6)
Totals (1)	$3.5	$(4.2)	$(0.7)	$0.8	$(5.4)	$(4.6)

Commodity Contracts:
Counterparty A (2)	$—	$(0.9)	$(0.9)	$—	$(1.4)	$(1.4)

(1)                       We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets were as follows:

	June 27,	December 31,
	2015	2014
Designated as hedging instruments:
Accrued expenses	$(1.0)	$(0.1)
Other long-term liabilities	(0.2)	(0.1)
	(1.2)	(0.2)

Not designated as hedging instruments:
Other current assets	0.5	—
Accrued expenses	—	(4.4)
	0.5	(4.4)
Net fair value of FX forward contracts	$(0.7)	$(4.6)

(2)                       Related contracts are designated as hedging instruments. Net amounts at June 27, 2015 and December 31, 2014 were recorded in “Accrued expenses.”

The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of June 27, 2015 and December 31, 2014:

	June 27,	December 31,
Balance Sheet Classification	2015	2014
Other current assets	$6.0	$5.1
Other assets	6.6	1.2
Accrued expenses	(5.9)	(4.7)
Other long-term liabilities	(2.5)	(0.9)

	$4.2	$0.7

The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and six months ended June 27, 2015 and June 28, 2014:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
FX forward contracts	$—	$0.2	$0.5	$0.5
Commodity contracts	(0.2)	0.6	(0.6)	(0.7)
	$(0.2)	$0.8	$(0.1)	$(0.2)

The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Revenue’’ for FX forward contracts and ‘‘Cost of products sold’’ for commodity contracts for the three and six months ended June 27, 2015 and June 28, 2014:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
FX forward contracts	$1.1	$—	$1.1	$—
Commodity contracts	(0.5)	(0.1)	(1.2)	(0.2)
	$0.6	$(0.1)	$(0.1)	$(0.2)

The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and six months ended June 27, 2015 and June 28, 2014 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
FX forward contracts	$5.7	$1.4	$(6.5)	$1.8
FX embedded derivatives	(2.2)	0.1	4.4	(2.1)
	$3.5	$1.5	$(2.1)	$(0.3)

(12)                          SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Income Per Share

The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Weighted-average number of common shares used in basic income per share	40.602	43.068	40.553	43.649
Dilutive securities — Restricted stock shares and restricted stock units	0.315	0.832	0.301	0.838

Weighted-average number of common shares and dilutive securities used in diluted income per share	40.917	43.900	40.854	44.487

For the three and six months ended June 27, 2015, 0.538 and 0.544 of unvested restricted stock shares/units, respectively, were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our 2014 Annual Report on Form 10-K) were not met. For the three and six months ended June 27, 2015, 0.323 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

All unvested restricted stock shares and restricted stock units were included in the computation of diluted income per share for the three and six months ended June 28, 2014 because required market thresholds for vesting were met. There were no stock options outstanding during the three and six months ended June 28, 2014.

Stock-based Compensation

Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, as amended, or to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2014 Annual Report on Form 10-K.

The recognition of compensation expense for share-based awards, including stock options, is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock shares, restricted stock units, and stock options totaled $5.5 and $4.6 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $29.1 and $29.3 for the six months ended June 27, 2015 and June 28, 2014, respectively. The related tax benefit was $2.1 and $1.7 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $10.9 and $10.6 for the six months ended June 27, 2015 and June 28, 2014, respectively.

Accumulated Other Comprehensive Income (Loss)

The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of period	$(72.1)	$(0.6)	$4.7	$(68.0)
Other comprehensive income before reclassifications	41.7	—	—	41.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.8)	(0.1)	(0.9)
Current-period other comprehensive income (loss)	41.7	(0.8)	(0.1)	40.8
Balance at end of period	$(30.4)	$(1.4)	$4.6	$(27.2)

(1)                       Net of tax benefit of $0.4 and $0.5 as of June 27, 2015 and March 28, 2015, respectively.

(2)                       Net of tax provision of $2.9 and $3.0 as of June 27, 2015 and March 28, 2015, respectively. The balances as of June 27, 2015 and March 28, 2015 include net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(89.4)	0.1	—	(89.3)
Amounts reclassified from accumulated other comprehensive income	—	(0.2)	(0.3)	(0.5)
Current-period other comprehensive loss	(89.4)	(0.1)	(0.3)	(89.8)
Balance at end of period	$(30.4)	$(1.4)	$4.6	$(27.2)

(1)                       Net of tax benefit of $0.4 and $1.1 as of June 27, 2015 and December 31, 2014, respectively.

(2)                       Net of tax provision of $2.9 and $3.0 as of June 27, 2015 and December 31, 2014, respectively. The balances as of June 27, 2015 and December 31, 2014 include net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 28, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Net Unrealized Losses on Available-for- Sale Securities	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of period	$294.8	$(1.5)	$(0.2)	$0.4	$293.5
Other comprehensive income (loss) before reclassifications	(9.5)	0.5	(0.2)	—	(9.2)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.4	(0.1)	0.4
Current-period other comprehensive income (loss)	(9.5)	0.6	0.2	(0.1)	(8.8)
Balance at end of period	$285.3	$(0.9)	$—	$0.3	$284.7

(1)                       Net of tax benefit of $0.9 and $1.2 as of June 28, 2014 and March 29, 2014, respectively.

(2)                       Net of tax provision of $0.1 as of June 28, 2014 and March 29, 2014.

The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 28, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(11.5)	(0.3)	3.6	0.2	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.1	4.9	5.2
Current-period other comprehensive income (loss)	(11.5)	(0.1)	3.7	5.1	(2.8)
Balance at end of period	$285.3	$(0.9)	$—	$0.3	$284.7

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

The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended June 27, 2015 and June 28, 2014:

	Amount Reclassified from AOCI
	Three months ended		Affected Line Item in the Condensed
	June 27, 2015	June 28, 2014	Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(1.1)	$—	Revenues
Commodity contracts	0.5	0.1	Cost of products sold
Pre-tax	(0.6)	0.1
Income taxes	(0.2)	—
	$(0.8)	$0.1

Loss on available-for-sale securities	$—	$0.4	Other income (expense), net

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.2)	$(0.1)	Selling, general and administrative
Pre-tax	(0.2)	(0.1)
Income taxes	0.1	—
	$(0.1)	$(0.1)

The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the six months ended June 27, 2015 and June 28, 2014:

	Amount Reclassified from AOCI
	Six months ended		Affected Line Item in the Condensed
	June 27, 2015	June 28, 2014	Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(1.1)	$—	Revenues
Commodity contracts	1.2	0.2	Cost of products sold
Pre-tax	0.1	0.2
Income taxes	(0.3)	—
	$(0.2)	$0.2

Loss on available-for-sale securities	$—	$0.1	Other income (expense), net
(Gains) losses on pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$—	$7.4	Other income (expense), net
Amortization of unrecognized prior service credits	(0.4)	(0.1)	Selling, general and administrative
Pre-tax	(0.4)	7.3
Income taxes	0.1	(2.4)
	$(0.3)	$4.9

Common Stock in Treasury

On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During the first half of 2014, we repurchased 2.684 shares of our common stock for $274.4 under this trading plan. During the remainder of 2014, we repurchased 2.168 shares of our common stock for $214.4, which completed the repurchases authorized under this trading plan.  There were no common stock repurchases during the first half of 2015.

During the six months ended June 27, 2015 and June 28, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $5.7 and $12.8, respectively, and increased by $1.2 and $7.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends

The dividends declared totaled $15.4 and $15.5 during the first and second quarters of 2015, respectively, and $16.3 and $16.1 during the first and second quarters of 2014, respectively. We paid second quarter dividends on July 1, 2015 and July 2, 2014. In anticipation of the pending spin-off (see Note 1), the second quarter dividend payment for 2015 is expected to be our final cash dividend payment for the foreseeable future.

Changes in Equity

A summary of the changes in equity for the three months ended June 27, 2015 and June 28, 2014 is provided below:

	June 27, 2015			June 28, 2014
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of period	$1,687.8	$(0.1)	$1,687.7	$2,349.6	$13.5	$2,363.1
Net income (loss)	38.9	(2.5)	36.4	51.2	(1.2)	50.0
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $0.1 and $0.3 for the three months ended June 27, 2015 and June 28, 2014, respectively	(0.8)	—	(0.8)	0.6	—	0.6
Net unrealized gains on available-for-sale securities	—	—	—	0.2	—	0.2
Pension and postretirement liability adjustment, net of tax benefit of $0.1 for the three months ended June 27, 2015	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Foreign currency translation adjustments	41.7	0.1	41.8	(9.5)	0.7	(8.8)
Total comprehensive income (loss), net	79.7	(2.4)	77.3	42.4	(0.5)	41.9
Dividends declared	(15.5)	—	(15.5)	(16.1)	—	(16.1)
Incentive plan activity	4.1	—	4.1	4.1	—	4.1
Stock-based compensation expense	5.5	—	5.5	4.6	—	4.6
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax (provision) benefit of $(0.1) and $0.4 for the three months ended June 27, 2015 and June 28, 2014, respectively	(0.3)	—	(0.3)	(0.7)	—	(0.7)
Common stock repurchases	—	—	—	(140.1)	—	(140.1)
Dividends attributable to noncontrolling interests	—	0.3	0.3	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Equity, end of period	$1,761.3	$(2.2)	$1,759.1	$2,243.8	$12.6	$2,256.4

A summary of the changes in equity for the six months ended June 27, 2015 and June 28, 2014 is provided below:

	June 27, 2015			June 28, 2014
	SPX			SPX
	Corporation			Corporation
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Equity, beginning of year	$1,817.9	$3.2	$1,821.1	$2,158.0	$14.0	$2,172.0
Net income (loss)	31.8	(5.4)	26.4	369.4	(1.6)	367.8
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $0.7 and $0.1 for the six months ended June 27, 2015 and June 28, 2014, respectively	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Net unrealized gains on available-for-sale securities	—	—	—	3.7	—	3.7
Pension and postretirement liability adjustment, net of tax benefit (provision) of $0.1 and ($2.3) for the six months ended June 27, 2015 and June 28, 2014, respectively	(0.3)	—	(0.3)	5.1	—	5.1
Foreign currency translation adjustments	(89.4)	0.2	(89.2)	(11.5)	0.6	(10.9)
Total comprehensive income (loss), net	(58.0)	(5.2)	(63.2)	366.6	(1.0)	365.6
Dividends declared	(30.9)	—	(30.9)	(32.4)	—	(32.4)
Incentive plan activity	9.0	—	9.0	8.9	—	8.9
Stock-based compensation expense	29.1	—	29.1	29.3	—	29.3
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.3 and $9.2 for the six months ended June 27, 2015 and June 28, 2014, respectively	(5.8)	—	(5.8)	(12.2)	—	(12.2)
Common stock repurchases	—	—	—	(274.4)	—	(274.4)
Dividends attributable to noncontrolling interests	—	(0.2)	(0.2)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(0.4)	(0.4)
Equity, end of period	$1,761.3	$(2.2)	$1,759.1	$2,243.8	$12.6	$2,256.4

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS

General

Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $617.1 (including $572.3 for risk management matters) and $619.6 (including $575.4 for risk management matters) at June 27, 2015 and December 31, 2014, respectively. Of these amounts, $567.7 and $571.5 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 27, 2015 and December 31, 2014, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals;

however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

We had insurance recovery assets related to risk management matters of $503.7 at June 27, 2015 and December 31, 2014 included in “Other assets” within our condensed consolidated balance sheets.

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

Environmental Matters

Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of June 27, 2015, we had liabilities for site investigation and/or remediation at 91 sites (91 sites at December 31, 2014) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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

In the case of contamination at offsite, third-party disposal sites, as of June 27, 2015, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 27 sites (28 sites at December 31, 2014) at which the liability has not been settled, of which 8 sites (9 sites at December 31, 2014) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

We enter into consortium arrangements for certain projects within our Thermal Equipment and Services reportable segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of June 27, 2015, our share of the aggregate contract value on open consortium arrangements was $84.6 (of which approximately 77% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $344.2. As of December 31, 2014, our share of the aggregate contract value on open consortium arrangements was $65.2 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $291.1. At June 27, 2015 and December 31, 2014, we recorded liabilities of $0.5 and $0.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)                          INCOME TAXES

Uncertain Tax Benefits

As of June 27, 2015, we had gross unrecognized tax benefits of $67.3 (net unrecognized tax benefits of $37.8), of which $37.3, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 27, 2015, gross accrued interest totaled $6.9 (net accrued interest of $5.7). As of June 27, 2015, we had no accrual for penalties included in our unrecognized tax benefits.

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

Other Tax Matters

For the three months ended June 27, 2015, we recorded an income tax provision of $10.4 on $47.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.0%. This compares to an income tax provision for the three months ended June 28, 2014 of $18.6 on $75.3 of pre-tax income from continuing operations, resulting in an effective rate of 24.7%. The most significant items impacting the effective tax rate for the second quarter of 2015 were tax benefits of (i) $3.9 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, including $2.9 for which the benefit was realized due to legal entity reorganization actions that were undertaken in connection with the planned spin-off transaction, and (ii) $2.0 related to foreign exchange losses recognized for tax purposes with respect to a foreign branch, partially offset by the effects of approximately $12.0 of pre-tax losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the second quarter of 2014 were tax benefits of (i) $9.9 related to various audit settlements and statute expirations and (ii) $6.7 related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $10.8 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets.

For the six months ended June 27, 2015, we recorded an income tax provision of $19.9 on $47.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 42.2%. This compares to an income tax provision for the six months ended June 28, 2014 of $178.6 on $532.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.6%. The most significant items impacting the effective tax rate for the first six months of 2015 were (i) $5.1 of taxes incurred during the first quarter of 2015 related to the planned spin-off transaction, including $4.9 of foreign income taxes related to reorganization actions undertaken to facilitate the separation, (ii) the effects of approximately $26.0 of pre-tax losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, partially offset by the tax benefits realized in the second quarter of 2015 discussed above. The most significant items impacting the effective tax rate for the first six months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter of 2014 on the sale of our interest in EGS, as well as those items discussed above that were recorded during the second quarter of 2014.

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

We have various foreign income tax returns under examination. The most significant of these are in Denmark for the 2006, 2007, and 2010 tax years and in South Africa for the 2009 tax year. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

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

There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the six months ended June 27, 2015 and June 28, 2014.

The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.

Derivative Financial Instruments

Our derivative financial assets and liabilities include FX forward contracts, FX embedded derivatives and commodity contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.

As of June 27, 2015, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Investments in Equity Securities

Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At June 27, 2015 and December 31, 2014, these assets had a fair value of $10.3 and $7.4, respectively.

Assets and liabilities measured at fair value on a recurring basis included the following as of June 27, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives and FX forward contracts	$—	$6.5	$—
Other assets — FX embedded derivatives and investment in equity securities	—	6.6	10.3
Accrued expenses — FX embedded derivatives, FX forward contracts and commodity contracts	—	7.8	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	2.7	—

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$5.1	$—
Other assets — FX embedded derivatives and investment in equity securities	—	1.2	7.4
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	10.6	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	1.0	—

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 27, 2015 and June 28, 2014, including net unrealized gains recorded to “Other income (expense), net”:

	Six months ended
	June 27, 2015	June 28, 2014
Balance at beginning of year	$7.4	$1.4
Unrealized gains recorded to earnings	2.9	2.2
Balance at end of period	$10.3	$3.6

Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets

Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of June 27, 2015 and December 31, 2014, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.

Indebtedness and Other

The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of June 27, 2015 and December 31, 2014 were as follows:

	June 27, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Senior notes	$600.0	$653.4	$600.0	$665.3
Term loan	567.8	567.8	575.0	575.0
Other indebtedness	294.1	294.1	181.1	181.1

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

EXECUTIVE OVERVIEW

Summary of Operating Results

Revenues for the three and six months ended June 27, 2015 decreased by 10.1% and 11.0%, respectively, when compared to the same periods in 2014, with the most significant fluctuations related to a stronger U.S. dollar in the first six months of 2015, as well as a decrease in sales associated with the power and energy business within our Flow Technology reportable segment primarily resulting from the impact of lower oil prices on the purchasing patterns of our customers in the oil and gas markets. Income associated with our reportable and other operating segments totaled $106.1 and $181.6 for the three and six months ended June 27, 2015, respectively, compared to $127.9 and $226.6 for the three and six months ended June 28, 2014. The year-over-year decrease in income associated with our reportable and other operating segments was primarily attributable to the decline in revenues noted above.

Cash flows used in continuing operations totaled $97.7 during the first six months of 2015, compared to $97.4 during the first six months of 2014. The increase was due primarily to (a) the decline in segment profitability noted above, (b) an increase in incentive compensation payments (the total amount of incentive compensation for 2014, which was paid in the first quarter of 2015, exceeded the related amount for 2013, which was paid in the first quarter of 2014), (c) the timing of cash receipts on certain large projects, and (d) cash payments during the first half of 2015 associated with the planned spin-off. The impact of these increases was offset partially by the fact that cash flows used in operating activities during the first half of 2014 included approximately $114.0 of income taxes that were paid in connection with the gains that were recorded on our sales of our (i) interest in the EGS Electrical Group LLC and Subsidiaries (“EGS”) joint venture and (ii) TPS business.

Planned Spin-Off Transaction

On October 29, 2014, we announced that our Board of Directors had unanimously approved a plan for a tax-free spin-off of our Flow Technology reportable segment, our Hydraulic Technologies business (a business currently reported within Industrial Products and Services and Other), and certain of our corporate subsidiaries. The spin-off would create a new stand-alone, publicly-traded company focused on providing highly engineered technologies and services to customers in the global food and beverage, power and energy, and industrial markets. We expect that the transaction will be completed by the end of the third quarter of 2015.

During the three and six months ended June 27, 2015, we recorded $9.0 and $14.0, respectively, of professional fees and other costs (included in “Selling, general and administrative” expense) related to the planned spin-off. Additionally, we recorded a $2.9 income tax benefit and $2.2 income tax charge during the three and six months ended June 27, 2015, respectively, in connection with certain reorganization actions that were undertaken to facilitate the planned spin-off.

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

Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. Capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. As a result of a significant decline in oil prices, beginning in the latter half of 2014 and continuing into 2015, we expect 2015 revenue and operating profit margin for the power and energy business within our Flow Technology reportable segment to decline on a year-over-year basis by at least 20% and 300 basis points, respectively. In addition, certain of our businesses have seasonal fluctuations. Demand in the oil and gas aftermarket is typically stronger in the second half of the year. Also, our heating and ventilation businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers, food and beverage systems, and related services is highly correlated to the timing of large construction contracts, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.

Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since none of our competitors offer all the same product lines or serve all the same markets as we do. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors.

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

The following table provides selected financial information for the three and six months ended June 27, 2015 and June 28, 2014, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	% Change	2015	2014	% Change
Revenues	$1,074.4	$1,195.1	(10.1)	$2,021.3	$2,272.2	(11.0)
Gross profit	306.2	347.2	(11.8)	568.1	648.7	(12.4)
% of revenues	28.5%	29.1%		28.1%	28.5%
Selling, general and administrative expense	228.9	244.4	(6.3)	462.1	511.9	(9.7)
% of revenues	21.3%	20.5%		22.9%	22.5%
Intangible amortization	7.1	8.3	(14.5)	14.4	16.6	(13.3)
Special charges, net	6.1	4.5	35.6	12.7	14.5	(12.4)
Other income (expense), net	—	(1.2)	(100.0)	0.8	489.4	*
Interest expense, net	(17.3)	(14.0)	23.6	(33.0)	(31.1)	6.1
Loss on early extinguishment of debt	—	—	—	—	(32.5)	*
Equity earnings in joint ventures	0.5	0.5	—	0.5	0.5	—
Income from continuing operations before income taxes	47.3	75.3	(37.2)	47.2	532.0	(91.1)
Income tax provision	(10.4)	(18.6)	(44.1)	(19.9)	(178.6)	(88.9)
Income from continuing operations	36.9	56.7	(34.9)	27.3	353.4	(92.3)

Components of consolidated revenue decline:
Organic decline			(3.6)			(4.6)
Foreign currency			(6.5)			(6.4)
Net revenue decline			(10.1)			(11.0)

*                                         Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 27, 2015, the decrease in revenues, compared to the respective 2014 periods, was due to the strengthening of the U.S. dollar during the 2015 periods and a decrease in organic revenue. The decline in organic revenue was attributable primarily to decreases at the power and energy business within our Flow Technology reportable segment and lower sales to the power generation markets within our Thermal Equipment and

Services reportable segment. See “Results of Reportable Segments and Other Operating Segments” for additional details.

Gross Profit — The decrease in gross profit for the three and six months ended June 27, 2015, compared to the respective 2014 periods, was due primarily to the impact of the strengthening U.S. dollar and the organic revenue decline noted above. The decrease in gross profit as a percentage of revenue for the three and six months ended June 27, 2015, compared to the respective periods in 2014, was due primarily to the organic revenue decline associated with the power and energy business within our Flow Technology segment, as this business generates gross profit margins that typically are higher than many of our other businesses. See “Results of Reportable Segments and Other Operating Segments” for additional details.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended June 27, 2015, the decrease in SG&A expense, when compared to the respective period in 2014, was due primarily to the impact of a stronger U.S. dollar during the period and a decrease in incentive compensation expense, partially offset by professional fees and other costs associated with our planned spin-off transaction. The decrease in incentive compensation expense was due to lower profitability in the second quarter of 2015, compared to the respective period in 2014.

For the six months ended June 27, 2015, the decrease in SG&A expense, when compared to the respective period in 2014, was due a decrease in pension and postretirement expense of $18.9 (an overall decrease in pension and postretirement expense of $20.2, with $1.3 included in “Cost of products sold”), the impact of a stronger U.S. dollar during the period, and a decrease in incentive compensation expense, partially offset by professional fees and other costs associated with our planned spin-off transaction. The decrease in pension and postretirement expense was due primarily to the fact that the amount for the first quarter of 2014 included losses (an actuarial loss and settlement loss) of $19.4 associated with a lump-sum payment action related to the SPX U.S. Pension Plan (the “U.S. Plan”), partially offset by a $4.1 increase to the settlement gain that was recorded in connection with the 2013 annuitization of the U.S. Plan.  The decrease in incentive compensation expense was due to lower profitability in the first half of 2015, compared to the respective period in 2014.

Intangible Amortization — For the three and six months ended June 27, 2015, the decrease in intangible amortization was due to the impact of foreign currency translation.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2015 and 2014.

Other Income (Expense), net — Other income, net, for the three months ended June 27, 2015 was composed primarily of gains on foreign currency forward contracts (“FX forward contracts”) of $5.7, gains on asset sales of $2.4, and investment earnings of $0.2, offset by foreign currency transaction losses of $6.1 and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $2.2.

Other expense, net, for the three months ended June 28, 2014 was composed primarily of foreign currency transaction losses of $2.3, partially offset by gains on FX forward contracts of $1.4 and gains on FX embedded derivatives of $0.1.

Other income, net, for the six months ended June 27, 2015 was composed primarily of gains on FX embedded derivatives of $4.4, investment earnings of $3.3 and gains on asset sales of $2.4, partially offset by losses on FX forward contracts of $6.5 and currency transaction losses of $2.8.

Other income, net, for the six months ended June 28, 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $3.4 and gains on FX forward contracts of $1.8, partially offset by foreign currency transaction losses of $4.5 and losses on FX embedded derivatives of $2.1.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended June 27, 2015, when compared to the same periods in 2014, was primarily a result of a decline in interest income resulting from lower average cash balances during the first half of 2015 compared to the respective period in 2014.

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

Income Tax Provision — For the three months ended June 27, 2015, we recorded an income tax provision of $10.4 on $47.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.0%. This compares to an income tax provision for the three months ended June 28, 2014 of $18.6 on $75.3 of pre-tax income from continuing operations, resulting in an effective rate of 24.7%. The most significant items impacting the effective tax rate for the second quarter of 2015 were tax benefits of (i) $3.9 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, including $2.9 for which the benefit was realized due to legal entity reorganization actions that were undertaken in connection with the planned spin-off transaction, and (ii) $2.0 related to foreign exchange losses recognized for tax purposes with respect to a foreign branch, partially offset by the effects of approximately $12.0 of pre-tax losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the second quarter of 2014 were tax benefits of (i) $9.9 related to various audit settlements and statute expirations and (ii) $6.7 related to a loss on an investment in a foreign subsidiary, partially offset by tax charges of $10.8 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets.

For the six months ended June 27, 2015, we recorded an income tax provision of $19.9 on $47.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 42.2%. This compares to an income tax provision for the six months ended June 28, 2014 of $178.6 on $532.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 33.6%. The most significant items impacting the effective tax rate for the first six months of 2015 were (i) $5.1 of taxes incurred during the first quarter of 2015 related to the planned spin-off transaction, including $4.9 of foreign income taxes related to reorganization actions undertaken to facilitate the separation, (ii) the effects of approximately $26.0 of pre-tax losses generated during the period in jurisdictions for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, partially offset by the tax benefits realized in the second quarter of 2015 discussed above. The most significant items impacting the effective tax rate for the first six months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter of 2014 on the sale of our interest in EGS, as well as those items discussed above that were recorded during the second quarter of 2014.

RESULTS OF DISCONTINUED OPERATIONS

As part of our operating strategy, we regularly review and negotiate potential divestitures, some of which are or may be material.

As indicated in Note 2 to our condensed consolidated financial statements, there were no disposal activities in the first half of 2015. Prior to January 1, 2015, we reported businesses or asset groups as discontinued operations when, among other things, we terminated the operations of the business or asset group, committed to a plan to divest the business or asset group or actively began marketing the business or asset group, and the sale of the business or asset group was deemed probable within the next twelve months.

During the second quarter of 2014, we sold our SPX Precision Components (“Precision Components”) business for cash consideration of $63.0, resulting in a loss, net of tax, of $7.3.

During the first quarter of 2014, we sold our Thermal Products Solutions (“TPS”) business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. The promissory note was paid in full during the fourth quarter of 2014.

In addition to the Precision Components and TPS businesses, we recognized net losses of $0.5 and $0.9 during the three and six months ended June 27, 2015, respectively, and net gains of $1.2 and $0.7 during the three and six months ended June 28, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.

For the three and six months ended June 27, 2015 and June 28, 2014, income (loss) from discontinued operations and the related income taxes are shown below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Income (loss) from discontinued operations	$(2.1)	$(5.8)	$(2.5)	$28.1
Income tax (provision) benefit	1.6	(0.9)	1.6	(13.7)
Income (loss) from discontinued operations, net	$(0.5)	$(6.7)	$(0.9)	$14.4

For the three and six months ended June 27, 2015 and June 28, 2014, results of operations for our businesses reported as discontinued operation were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues	$—	$0.6	$—	$26.6
Pre-tax loss	—	(0.9)	—	(0.9)

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

Flow Technology Reportable Segment

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	% Change	2015	2014	% Change
Revenues	$578.0	$661.4	(12.6)	$1,108.8	$1,278.1	(13.2)
Income	75.9	88.3	(14.0)	135.2	154.5	(12.5)
% of revenues	13.1%	13.4%		12.2%	12.1%
Components of revenue decline:
Organic decline			(4.2)			(4.8)
Foreign currency			(8.4)			(8.4)
Net revenue decline			(12.6)			(13.2)

Revenues — For the three and six months ended June 27, 2015, the decrease in revenues, compared to the respective 2014 periods, was due to a strengthening of the U.S. dollar during the 2015 periods and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of power and energy pumps, largely reflecting the impact of lower oil prices. This decrease was offset partially by a year-over-year increase in sales of food and beverage systems.

Income — For the three and six months ended June 27, 2015, income decreased, compared to the respective 2014 periods, due to the impact of the strengthening U.S. dollar and the organic revenue decline noted above. These declines in income were offset partially by the impact of (i) improved operational performance within the segment’s food and beverage business and (ii) cost reductions during the period associated with restructuring initiatives implemented during 2014 within the segment’s power and energy and food and beverage businesses.

Backlog — The segment had backlog of $1,114.5 and $1,352.0 as of June 27, 2015 and June 28, 2014, respectively. Of the $237.5 year-over-year decline in backlog, $133.5 was attributable to the impact of the stronger U.S. dollar as of June 27, 2015, as compared to June 28, 2014.

Thermal Equipment and Services Reportable Segment

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	% Change	2015	2014	% Change
Revenues	$298.0	$327.3	(9.0)	$545.2	$606.9	(10.2)
Income	6.1	9.5	(35.8)	3.3	18.7	(82.4)
% of revenues	2.0%	2.9%		0.6%	3.1%
Components of revenue decline:
Organic decline			(3.7)			(5.1)
Foreign currency			(5.3)			(5.1)
Net revenue decline			(9.0)			(10.2)

Revenues — For the three and six months ended June 27, 2015, the decrease in revenues, compared to the respective 2014 periods, was due to a stronger U.S. dollar during the 2015 periods and an organic revenue decline. The organic revenue decline was concentrated in power generation markets and due primarily to lower sales of cooling equipment in the Americas and heat exchangers in Asia Pacific.

Income — For the three and six months ended June 27, 2015, income and margin decreased, compared to the respective 2014 periods, due primarily to the organic revenue decline noted above, including the resulting reduction in absorption of fixed costs. These declines in income and margin were offset partially by increased profitability within the segment’s personal comfort heating products businesses.

Backlog — The segment had backlog of $646.3 and $690.1 as of June 27, 2015 and June 28, 2014, respectively. Of the $43.8 year-over-year decline in backlog, $62.5 was attributable to the impact of a stronger U.S. dollar as of June 27, 2015, as compared to June 28, 2014, offset partially by a year-over-year increase due to organic backlog growth of $18.7. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2015 and beyond.

Industrial Products and Services and Other

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	% Change	2015	2014	% Change
Revenues	$198.4	$206.4	(3.9)	$367.3	$387.2	(5.1)
Income	24.1	30.1	(19.9)	43.1	53.4	(19.3)
% of revenues	12.1%	14.6%		11.7%	13.8%
Components of revenue decline:
Organic decline			(2.0)			(3.0)
Foreign currency			(1.9)			(2.1)
Net revenue decline			(3.9)			(5.1)

Revenues — For the three and six months ended June 27, 2015, the decrease in revenues, compared to the respective 2014 periods, was due to a decrease in organic revenue and, to a lesser extent, the strengthening of the U.S. dollar during the 2015 periods. The decrease in organic revenue was due primarily to lower sales of fare collection systems, hydraulic tools and equipment, and obstruction lighting systems, partially offset by an increase in sales of power transformers and portable cable and pipe locators.

Income — For the three and six months ended June 27, 2015, income and margin decreased, compared to the respective 2014 periods, due primarily to the revenue decline noted above and a less profitable sales mix during the first half of 2015.

Backlog — The segment had backlog of $323.0 and $338.1 as of June 27, 2015 and June 28, 2014, respectively. The impact of changes in foreign currencies (versus the U.S. dollar) was not material to the backlog as of June 27, 2015 and June 28, 2014.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 27,	June 28,		June 27,	June 28,
	2015	2014	% Change	2015	2014	% Change
Total consolidated revenues	$1,074.4	$1,195.1	(10.1)	$2,021.3	$2,272.2	(11.0)
Corporate expense	29.1	25.8	12.8	58.3	54.3	7.4
% of revenues	2.7%	2.2%		2.9%	2.4%
Stock-based compensation expense	5.5	4.6	19.6	29.1	29.3	(0.7)
Pension and postretirement expense	1.3	3.0	(56.7)	2.6	22.8	(88.6)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. The increase in corporate expense for the three and six months ended June 27, 2015, compared to the respective periods in 2014, was due to one-time costs associated with our planned spin-off transaction, partially offset by a decline in incentive compensation expense due to lower profitability in the three and six months ended June 27, 2015, compared to the respective periods in 2014.

Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation expense for the three months ended June 27, 2015, compared to the respective period in 2014, was due primarily to a higher rate of forfeitures during the three months ended June 28, 2014.

Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decline in pension and postretirement expense during the three months ended June 27, 2015, compared to the respective period in 2014, was due primarily to a decline in service costs associated with certain of our non-qualified plans. The decline in pension and postretirement expense for the six months ended June 27, 2015, compared to the respective period in 2014, was due primarily to the fact that the amount for the first quarter of 2014 included losses (an actuarial loss and settlement loss) of $19.4 associated with a lump-sum payment action related to the U.S. Plan, partially offset by a $4.1 increase to the settlement gain that was recorded in connection with the 2013 annuitization of the U.S. Plan. In addition, service costs associated with our pension and postretirement plans was lower during the six months ended June 27, 2015, as compared to the respective period in 2014.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 27, 2015 and June 28, 2014.

Cash Flow

	Six months ended
	June 27,	June 28,
	2015	2014
Continuing operations:
Cash flows used in operating activities	$(97.7)	$(97.4)
Cash flows from (used in) investing activities	(25.9)	556.9
Cash flows from (used in) financing activities	69.6	(761.8)
Cash flows from (used in) discontinued operations	(1.9)	95.9
Change in cash and equivalents due to changes in foreign currency exchange rates	(42.8)	(19.2)
Net change in cash and equivalents	$(98.7)	$(225.6)

Operating Activities — The increase in cash flows used in operating activities was due primarily to (a) a decline in segment profitability, (b) increased payments for incentive compensation during the first six months of 2015, resulting from the year-over-year improvement in operating performance in fiscal year 2014 compared to fiscal year 2013, (c) the timing of cash receipts on certain large projects, and (d) cash payments during the first six months of 2015 associated with the planned spin-off transaction. The impact of these increases was offset partially by the fact that cash flows used in operating activities for the first half of 2014 included approximately $114.0 of income taxes that were paid in connection with the gains that were recorded on our sales of our (i) interest in EGS and (ii) TPS business.

Investing Activities — Cash flows used in investing activities during the six months ended June 27, 2015 related primarily to $29.4 of capital expenditures associated generally with upgrades of manufacturing facilities and information technology systems, partially offset by proceeds from asset sales of $3.6. Cash flows from investing activities during the six months ended June 28, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1 (as discussed in Note 1 to the condensed consolidated financial statements) and, to a much lesser extent, proceeds from other asset sales of $7.1, partially offset by $23.6 of capital expenditures associated generally with upgrades of manufacturing facilities and replacement of equipment.

Financing Activities — Cash flows from financing activities during the six months ended June 27, 2015 related primarily to net borrowings of $100.8 and $7.0 under our senior credit facilities and trade receivables financing arrangement, respectively, partially offset by dividends paid during the first six months of 2015 of $30.6. Cash flows used in financing activities during the six months ended June 28, 2014 related primarily to (i) the redemption of all our 7.625% senior notes during the first quarter of 2014 for $530.6, (ii) repurchases of common stock totaling $274.4, as discussed in Note 12 to the condensed consolidated financial statements, (iii) net repayments of other debt of $52.6, related primarily to the repayment of the obligation associated with our corporate headquarters, and (iv) dividends paid of $28.6, partially offset by net borrowings under our senior credit facilities of $137.0.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 27, 2015 related primarily to payments for certain liabilities associated with businesses previously sold, while cash flows from discontinued operations for the six months ended June 28, 2014 included $38.5 and $63.0 of cash proceeds related to the sale of TPS and Precision Components, respectively, as well as operating cash flows related primarily to these and certain other businesses that have been discontinued.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for the six months ended June 27, 2015 and the six months ended June 28, 2014 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during those periods.

Borrowings and Availability

Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 27, 2015.

	December 31,				June 27,
	2014	Borrowings	Repayments	Other (4)	2015
Domestic revolving loan facility	$133.0	$325.0	$(217.0)	$—	$241.0
Term loan (1)	575.0	—	(7.2)	—	567.8
6.875% senior notes, due in August 2017	600.0	—	—	—	600.0
Trade receivables financing arrangement (2)	10.0	95.0	(88.0)	—	17.0
Other indebtedness (3)	51.7	1.3	(3.6)	(0.3)	49.1
Total debt	1,369.7	$421.3	$(315.8)	$(0.3)	1,474.9
Less: short-term debt	181.1				294.1
Less: current maturities of long-term debt	30.8				37.5
Total long-term debt	$1,157.8				$1,143.3

(1)                   The term loan is repayable in quarterly installments of 5.0% annually, and payments began during our second fiscal quarter of 2015. The remaining balance is repayable in full on December 23, 2018.

(2)                   Under this arrangement, we can borrow, on a continuous basis, up to $80.0, as available. At June 27, 2015, we had $50.2 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $17.0.

(3)                   Primarily included balances under a purchase card program of $30.2 and $32.1 and capital lease obligations of $13.0 and

$13.6 at June 27, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)                   “Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

At June 27, 2015, we were in compliance with all covenant provisions of our senior credit facilities and senior notes.

Availability — At June 27, 2015, we had $205.9 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $241.0 and $53.1 reserved for outstanding letters of credit, and $50.2 of available borrowing capacity under our trade receivables financing arrangement after giving effect to outstanding borrowings of $17.0 under this arrangement. In addition, at June 27, 2015, we had $320.5 of available issuance capacity under our foreign trade facilities after giving effect to $679.5 reserved for outstanding letters of credit.

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

As of June 27, 2015, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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

We had FX forward contracts with an aggregate notional amount of $257.1 and $298.0 outstanding as of June 27, 2015 and December 31, 2014, respectively, with notional amounts of $234.4 and $22.7 scheduled to mature within one and two years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $176.2 and $246.0 at June 27, 2015 and December 31, 2014, respectively, with notional amounts of $104.2, $68.0 and $4.0 scheduled to mature within one, two, and years thereafter, respectively. The unrealized losses, net of tax, recorded in AOCI related to FX forward contracts were $0.8 and $0.3 as of June 27, 2015 and December 31, 2014, respectively.

The fair values of our FX forward contracts and FX embedded derivatives were as follows:

	June 27, 2015				December 31, 2014
	Current	Noncurrent	Current	Long-Term	Current	Noncurrent	Current	Long-Term
	Assets	Assets	Liabilities	Liabilities	Assets	Assets	Liabilities	Liabilities
FX forward contracts	$0.5	$—	$(1.0)	$(0.2)	$—	$—	$(4.5)	$(0.1)
FX embedded derivatives	6.0	6.6	(5.9)	(2.5)	5.1	1.2	(4.7)	(0.9)

Commodity Contracts

From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 27, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.5 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 27, 2015 and December 31, 2014, the fair value of these contracts was $0.9 (current liability) and $1.4 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $0.6 and $1.0 as of June 27, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized losses as of June 27, 2015 to income over the next 12 months.

Other Fair Value Financial Assets and Liabilities

The carrying amounts of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximate fair value because of the short maturity of those instruments.

The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at June 27, 2015 for similar debt, was $1,515.3, compared to our carrying value of $1,461.9.

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

Other Matters

Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $43.5 as of June 27, 2015. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $10.0 to $15.0.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 27, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2015.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 27, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

3.1                               Restated Certificate of Incorporation, As Amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-6948).

3.2                               Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (File no. 1-6948).

3.3                               Certificate of Amendment of Certificate of Incorporation.

10.1*                 2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 27, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2015 and June 28, 2014; (ii) Condensed Consolidated Balance Sheets at June 27, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: July 29, 2015	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: July 29, 2015	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

3.1                               Restated Certificate of Incorporation, As Amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-6948).

3.2                               Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (File no. 1-6948).

3.3                               Certificate of Amendment of Certificate of Incorporation.

10.1*                 2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

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

101.1                 SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 27, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2015 and June 28, 2014; (ii) Condensed Consolidated Balance Sheets at June 27, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

* Denotes management contract or compensatory plan or arrangement.