Form 10-Q
period 2015-09-26
SPX CORP
filed 2015-11-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-6948

SPX CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1016240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13320-A Ballantyne Corporate Place, Charlotte, North Carolina 28277
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code (980) 474-3700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Common shares outstanding October 30, 2015 40,804,675

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$374.1	$489.6	$1,209.8	$1,397.1
Costs and expenses:
Cost of products sold	371.2	377.1	1,036.4	1,082.8
Selling, general and administrative	106.8	111.9	322.4	366.8
Intangible amortization	1.3	1.4	3.9	4.3
Special charges, net	8.4	1.3	14.0	5.7
Operating loss	(113.6)	(2.1)	(166.9)	(62.5)

Other income (expense), net	(4.6)	(0.9)	(7.5)	488.5
Interest expense	(6.3)	(5.0)	(18.5)	(17.6)
Interest income	0.4	1.1	1.3	2.7
Loss on early extinguishment of debt	(1.4)	—	(1.4)	(32.5)
Equity earnings in joint ventures	0.3	0.3	0.8	0.8
Income (loss) from continuing operations before income taxes	(125.2)	(6.6)	(192.2)	379.4
Income tax (provision) benefit	(5.5)	(5.6)	8.6	(161.9)
Income (loss) from continuing operations	(130.7)	(12.2)	(183.6)	217.5

Income from discontinued operations, net of tax	0.7	78.7	80.8	199.2
Gain (loss) on disposition of discontinued operations, net of tax	(0.6)	(2.9)	(1.5)	12.0
Income from discontinued operations, net of tax	0.1	75.8	79.3	211.2

Net income (loss)	(130.6)	63.6	(104.3)	428.7
Less: Net income (loss) attributable to noncontrolling interests	(25.6)	0.3	(31.1)	(1.3)
Net income (loss) attributable to SPX Corporation common shareholders	$(105.0)	$63.3	$(73.2)	$430.0

Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(105.1)	$(11.8)	$(153.4)	$219.8
Income from discontinued operations, net of tax	0.1	75.1	80.2	210.2
Net income (loss)	$(105.0)	$63.3	$(73.2)	$430.0

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(2.58)	$(0.28)	$(3.78)	$5.11
Income from discontinued operations attributable to SPX Corporation common shareholders	—	1.79	1.98	4.88
Net income (loss) per share attributable to SPX Corporation common shareholders	$(2.58)	$1.51	$(1.80)	$9.99

Weighted-average number of common shares outstanding — basic	40.663	41.796	40.590	43.024

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(2.58)	$(0.28)	$(3.78)	$5.02
Income from discontinued operations attributable to SPX Corporation common shareholders	—	1.79	1.98	4.80
Net income (loss) per share attributable to SPX Corporation common shareholders	$(2.58)	$1.51	$(1.80)	$9.82

Weighted-average number of common shares outstanding — diluted	40.663	41.796	40.590	43.772

Comprehensive income (loss)	$(170.5)	$(52.3)	$(233.7)	$310.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$82.5	$237.2
Accounts receivable, net	433.9	473.5
Inventories, net	211.6	167.4
Other current assets	109.8	55.6
Deferred income taxes	40.7	60.2
Assets of discontinued operations - current	—	1,221.2
Total current assets	878.5	2,215.1
Property, plant and equipment:
Land	15.9	16.5
Buildings and leasehold improvements	126.7	132.3
Machinery and equipment	374.7	372.9
	517.3	521.7
Accumulated depreciation	(291.7)	(283.8)
Property, plant and equipment, net	225.6	237.9
Goodwill	368.5	374.4
Intangibles, net	164.2	169.2
Other assets	642.0	623.0
Assets of discontinued operations - non current	—	2,274.7
TOTAL ASSETS	$2,278.8	$5,894.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$185.5	$210.0
Accrued expenses	488.9	440.2
Income taxes payable	2.4	8.3
Short-term debt	70.2	156.5
Current maturities of long-term debt	4.8	29.1
Liabilities of discontinued operations - current	—	765.8
Total current liabilities	751.8	1,609.9

Long-term debt	347.0	547.5
Deferred and other income taxes	57.0	69.1
Other long-term liabilities	803.9	823.7
Liabilities of discontinued operations - non current	—	1,032.2
Total long-term liabilities	1,207.9	2,472.5

Commitments and contingent liabilities (Note 13)

Equity:
SPX Corporation shareholders’ equity:
Common stock (100,259,472 and 40,739,609 issued and outstanding at September 26, 2015, respectively, 100,063,887 and 40,858,006 issued and outstanding at December 31, 2014, respectively)	1.0	1.0
Paid-in capital	2,645.1	2,608.0
Retained earnings	910.1	2,628.6
Accumulated other comprehensive income	286.6	62.6
Common stock in treasury (59,519,863 and 59,205,881 shares at September 26, 2015 and December 31, 2014, respectively)	(3,486.1)	(3,491.5)
Total SPX Corporation shareholders’ equity	356.7	1,808.7
Noncontrolling interests	(37.6)	3.2
Total equity	319.1	1,811.9
TOTAL LIABILITIES AND EQUITY	$2,278.8	$5,894.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26, 2015	September 27, 2014
Cash flows used in operating activities:
Net income (loss)	$(104.3)	$428.7
Less: Income from discontinued operations, net of tax	79.3	211.2
Income (loss) from continuing operations	(183.6)	217.5
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Special charges, net	14.0	5.7
Gain on asset sales	(1.2)	(491.5)
Loss on early extinguishment of debt	1.4	32.5
Deferred and other income taxes	(1.8)	(41.9)
Depreciation and amortization	31.2	33.1
Pension and other employee benefits	22.9	36.7
Stock-based compensation	30.5	29.8
Other, net	—	0.7
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable and other assets	(55.3)	(35.4)
Inventories	(47.4)	(33.5)
Accounts payable, accrued expenses and other	27.0	(42.7)
Cash spending on restructuring actions	(6.0)	(10.9)
Net cash used in continuing operations	(168.3)	(299.9)
Net cash from discontinued operations	54.3	236.9
Net cash used in operating activities	(114.0)	(63.0)
Cash flows from (used in) investing activities:
Proceeds from asset sales	2.0	574.1
Decrease in restricted cash	—	0.1
Capital expenditures	(12.8)	(15.0)
Net cash from (used in) continuing operations	(10.8)	559.2
Net cash from (used in) discontinued operations	(38.3)	87.7
Net cash from (used in) investing activities	(49.1)	646.9
Cash flows from (used in) financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	—	(530.6)
Borrowings under senior credit facilities	1,235.0	467.0
Repayments under senior credit facilities	(1,138.0)	(207.0)
Borrowings under trade receivables agreement	154.0	80.0
Repayments under trade receivables agreement	(122.0)	(11.0)
Net borrowings under other financing arrangements	4.5	4.1
Purchases of common stock	—	(414.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.9)	(12.9)
Financing fees paid	(12.2)	(0.4)
Dividends paid	(30.6)	(44.3)
Cash divested in connection with spin-off of FLOW Business	(207.1)	—
Net cash used in continuing operations	(122.3)	(669.4)
Net cash used in discontinued operations	(1.9)	(60.3)
Net cash used in financing activities	(124.2)	(729.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	(57.8)	(44.1)
Net change in cash and equivalents	(345.1)	(189.9)
Consolidated cash and equivalents, beginning of period (includes $190.4 of cash included within discontinued operations at December 31, 2014)	427.6	691.8
Consolidated cash and equivalents, end of period	$82.5	$501.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

     (1)                   BASIS OF PRESENTATION
Unless otherwise indicated, “we,” “us” and “our” mean SPX Corporation and its consolidated subsidiaries (“SPX”).
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
Spin-Off of FLOW Business
On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange, but trades under the new ticker symbol, “SPXC”.
The financial results of SPX FLOW for the three and nine months ended September 26, 2015 and September 27, 2014 have been classified as discontinued operations within the accompanying condensed consolidated financial statements. See Note 3 for additional information regarding discontinued operations.
In connection with the Spin-Off, SPX and SPX FLOW entered into several agreements, including administrative agreements covering various services, such as information technology, human resources and finance, to be provided by each party for a period of up to 12 months following the effective date of the Spin-Off. The transition services agreements contain customary mutual indemnification provisions.
During the three and nine months ended September 26, 2015, we incurred $16.8 and $30.8, respectively, of professional fees and other costs in connection with the Spin-Off. These costs have been recorded in discontinued operations within the accompanying condensed consolidated statements of operations.
New Segment Reporting Structure
Prior to the Spin-Off, we aggregated certain of our operating segments into two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which included our Hydraulic Technologies business, were combined within an “All Other” category that we referred to as Industrial Products and Services and Other. As noted above, the Spin-Off included our Flow Technology reportable segment and our Hydraulic Technologies business. In addition, the Spin-Off resulted in a change of our chief operating decision maker (“CODM”).
As a result of the Spin-Off, we realigned our segment reporting structure, effective for the quarter ended September 26, 2015. Under the realigned structure, our reportable segments are as follows: HVAC, Detection and Measurement, and Power. The realigned segment reporting structure reflects the manner in which our new CODM is managing our business.
In connection with the change in reportable segments, and in accordance with the provisions of ASC Topic 350, “Intangibles - Goodwill and Other,” we reallocated goodwill among certain of our reporting units based on the respective fair value of such reporting units.
See Note 4 for additional information regarding our realigned segment reporting structure and Note 7 regarding the goodwill and intangible assets of our reportable segments.
Restatement of Previously Reported Financial Information
Certain of our businesses develop software to be sold, with the related eligible costs capitalized once technological feasibility is established. In the third quarter of 2015, we determined that for certain costs capitalized in previous years, technological feasibility had not been established; thus, these costs, which total $5.4, should have been expensed when incurred.
During the fourth quarter of 2014, we recorded an impairment charge of $8.4 related to the trademarks of a business within our Power reportable segment. We subsequently determined that the charge should have been $10.9.
We have concluded that the capitalization of the above development costs and the understatement of the aforementioned impairment charge resulted in a misstatement of our consolidated financial statements for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. Specifically, we concluded that pre-tax income from continuing operations was overstated by $3.4, $2.4, $1.2, $0.5 and $0.4, respectively.
In addition, during the third quarter of 2015 we identified a misstatement in deferred income tax liabilities of $4.3 that represented an understatement of income tax expense for the year ended December 31, 2014 of $2.4, an overstatement of income tax expense in 2013 of $1.2, and an understatement of income tax expense for years prior to 2010 of $3.1.
We have evaluated the effects of the above misstatements on our consolidated financial statements for each of these years in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these years are materially misstated. To correct these misstatements within the accompanying condensed consolidated financial statements, and as permitted by SAB Topic 1.N, we have reduced retained earnings, SPX’s shareholders’ equity, and total equity by $4.7 as of January 1, 2014. Within the accompanying condensed consolidated financial statements, we also have decreased income from continuing operations for the three and nine months ended September 27, 2014 by $0.2 and $2.9, respectively. See Note 16 for the impact of these corrections on previously reported amounts for the three and nine months ended September 27, 2014, and as of December 31, 2014.
There are no corrections required to the results for the first two quarters of 2015.
Other
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
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2014 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including (i) the results of discontinued operations and (ii) information on reportable segments to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
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
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal. This amendment was effective for interim and annual reporting periods beginning after December 15, 2014 and shall be applied prospectively. We adopted this guidance on January 1, 2015, with the Spin-Off presented in accordance with this amendment.
In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our consolidated financial statements.
In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An amendment to this standard was issued in August 2015 that permits entities to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize such debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued an amendment to existing guidance that, among other changes, permits an entity that has a significant event in an interim period that requires a remeasurement of defined benefit plan assets and obligations to remeasure such assets and obligations using the month-end date that is closest to the date of the significant event, rather than the date of the plan event. Under the amended guidance, the month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted to reflect any effects of the significant event, to the extent those effects are not captured in the month-end measurement. An entity is required to disclose its accounting policy election and the dates used to measure defined benefit plan assets and obligations in accordance with the provisions of this amended guidance. Although earlier application is permitted, the amendment is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied prospectively. We early adopted the provisions of this amendment during the third quarter of 2015 in connection with an amendment to certain of our U.S. pension plans during the period. See Note 9 for additional information on the adoption of this amendment and the impact on our condensed consolidated financial statements.

     (3)                   DISCONTINUED OPERATIONS
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the three and nine months ended September 26, 2015 and September 27, 2014 are shown below:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$589.5	$681.6	$1,775.1	$2,046.3
Costs and expenses:
Cost of products sold	391.5	446.7	1,179.3	1,364.5
Selling, general and administrative (1)	121.7	117.3	368.2	374.9
Intangible amortization	5.8	6.2	17.7	19.9
Impairment of intangible assets	15.0	—	15.0	—
Special charges	34.0	2.8	41.2	12.9
Other income (expense), net	(2.4)	2.0	1.3	2.0
Interest expense, net	(11.0)	(10.2)	(32.6)	(30.3)
Income before taxes	8.1	100.4	122.4	245.8
Income tax provision	(7.4)	(21.7)	(41.6)	(46.1)
Income from discontinued operations, net of tax	0.7	78.7	80.8	199.7
Less: Net income (loss) attributable to noncontrolling interest	—	0.7	(0.9)	1.0
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$0.7	$78.0	$81.7	$198.7

(1)	Includes $16.8 and $30.8 for the three and nine months ended September 26, 2015, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.
The assets and liabilities of SPX FLOW have been reclassified to assets and liabilities of discontinued operations as of December 31, 2014. The components of SPX FLOW’s assets and liabilities as of December 31, 2014 are shown below:

ASSETS:
Cash and equivalents	$190.4
Accounts receivable, net	593.9
Inventories, net	330.4
Other current assets	106.5
Assets of discontinued operations - current	1,221.2
Property, plant and equipment, net	433.0
Goodwill	1,081.0
Intangibles, net	659.3
Other assets	101.4
Assets of discontinued operations - non current	2,274.7
Total assets - discontinued operations	$3,495.9

LIABILITIES:
Accounts payable	$252.0
Accrued expenses	452.1
Income taxes payable	35.4
Short-term debt and current maturities of long-term debt	26.3
Liabilities of discontinued operations - current	765.8
Long-term debt	610.3
Other long-term liabilities	421.9
Liabilities of discontinued operations - non current	1,032.2
Total liabilities - discontinued operations	$1,798.0

The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the condensed consolidated statements of cash flows:

	Nine months ended
	September 26, 2015	September 27, 2014
Non-cash items included in income from discontinued operations
Depreciation and amortization	$44.3	$49.0
Impairment of intangible assets	15.0	—
Capital expenditures	43.1	26.3
Prepayment of capital lease obligation	—	60.8

Other Discontinued Operations Activity
During the third quarter of 2014, we sold our Fenn LLC business for cash consideration of $3.5, resulting in a loss, net of tax, of $0.4.
During the second quarter of 2014, we sold our SPX Precision Components business for cash consideration of $63.0, resulting in a loss, net of tax, of $7.3. During the third quarter of 2014, we reduced the net loss by $0.4, primarily as a result of revisions to certain liabilities related to the sale, and paid $0.4 associated with the working capital settlement.
During the first quarter of 2014, we sold our Thermal Products Solutions business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. During the third quarter of 2014, the amount due under the promissory note was collected in full, and we reduced the net gain on the sale of the business by $0.3 related to revisions of certain retained liabilities associated with the sale.
In addition to the businesses discussed above, we recognized net losses of $0.6 and $1.5 during the three and nine months ended September 26, 2015, respectively, and net losses of $2.6 and $1.9 during the three and nine months ended September 27, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.
For the three and nine months ended September 26, 2015 and September 27, 2014, selected information regarding the results of operations of our businesses included in discontinued operations, other than SPX FLOW, was as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$—	$0.3	$—	$26.9
Pre-tax loss	—	—	—	(0.7)
Loss from discontinued operations, net	—	—	—	(0.5)

For the three and nine months ended September 26, 2015 and September 27, 2014, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
SPX FLOW
Income from discontinued operations	$8.1	$100.4	$122.4	$245.8
Income tax provision	(7.4)	(21.7)	(41.6)	(46.1)
Income from discontinued operations, net	0.7	78.7	80.8	199.7

All other
Income (loss) from discontinued operations	(1.1)	—	(3.6)	28.2
Income tax (provision) benefit	0.5	(2.9)	2.1	(16.7)
Income (loss) from discontinued operations, net	(0.6)	(2.9)	(1.5)	11.5

Total
Income from discontinued operations	7.0	100.4	118.8	274.0
Income tax provision	(6.9)	(24.6)	(39.5)	(62.8)
Income from discontinued operations, net	$0.1	$75.8	$79.3	$211.2

(4)                              INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in over 20 countries and sales in over 100 countries around the world.
As indicated in Note 1, during the third quarter of 2015, we realigned our segment reporting structure. Under the realigned structure, we have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Power. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense/income, stock-based compensation and other indirect corporate expenses. This is consistent with the way our CODM evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment primarily serves a North American customer base.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs communication technology equipment and systems, bus fare collection equipment and systems, and portable cable and pipe locators. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe and Asia.
Power Reportable Segment
Our Power reportable segment engineers, designs, manufactures, installs and services dry, evaporative and hybrid cooling systems, rotating and stationary heat exchangers and pollution control systems for the power generation market, and transformers for the power transmission and distribution market. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment serves a global customer base, with a strong presence in North America, Europe, Asia Pacific, and South Africa.

Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, and costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations.
For the three and nine months ended September 26, 2015 and September 27, 2014, the below table presents financial data for our reportable segments:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues: (1)
HVAC segment	$142.7	$137.4	$368.7	$361.1
Detection and Measurement segment	55.9	57.3	166.0	180.7
Power segment (2)	175.5	294.9	675.1	855.3
Consolidated revenues	$374.1	$489.6	$1,209.8	$1,397.1

Income (Loss):
HVAC segment	$23.5	$18.1	$49.4	$40.6
Detection and Measurement segment (3)	8.3	10.7	27.4	38.9
Power segment (2)	(96.5)	9.2	(106.3)	14.6
Total income (loss) for segments	(64.7)	38.0	(29.5)	94.1

Corporate expense	(27.6)	(33.0)	(84.5)	(97.8)
Stock-based compensation expense	(5.5)	(3.6)	(30.5)	(29.8)
Pension and postretirement expense	(7.4)	(2.2)	(8.4)	(23.3)
Special charges, net	(8.4)	(1.3)	(14.0)	(5.7)

Consolidated operating loss	$(113.6)	$(2.1)	$(166.9)	$(62.5)
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $78.8 and $156.0 in the three months ended September 26, 2015 and September 27, 2014, respectively. For the nine months ended September 26, 2015 and September 27, 2014, revenues under the percentage-of-completion method were $325.1 and $452.0, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $105.7 and $95.6 as of September 26, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $124.3 and $95.8 as of September 26, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(2)
As further discussed in Note 13, during the three months ended September 26, 2015, we made revisions to our estimates of expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $57.2 and $95.0, respectively, during the three and nine months ended September 26, 2015. As of September 26, 2015, certain of these projects had cumulative losses. During the three and nine months ended September 26, 2015, we recorded losses of $59.6 and $66.1, respectively, related to these loss projects, compared to no losses in the three months ended September 27, 2014 and $1.2 during the nine months ended September 27, 2014.

(3)
As further discussed in Notes 1 and 16, we identified certain misstatements associated with previously reported amounts. To correct these misstatements, and as permitted by SAB Topic 1.N, we have restated prior period condensed consolidated financial statements included herein, including a reduction of segment income for the three and nine months ended September 27, 2014, when compared to the amounts previously reported, of $0.3 and $0.8, respectively.

(5)                                 SPECIAL CHARGES, NET

Special charges, net, for the three and nine months ended September 26, 2015 and September 27, 2014 are described in more detail below:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
HVAC segment	$(0.1)	$0.9	$1.1	$0.9
Detection and Measurement segment	(0.1)	—	0.5	0.9
Power segment	7.6	0.6	11.4	3.2
Corporate	1.0	(0.2)	1.0	0.7
Total	$8.4	$1.3	$14.0	$5.7

HVAC Segment — Charges for the nine months ended September 26, 2015 related primarily to severance and other costs associated with facility consolidation efforts in Asia Pacific. Charges for the three and nine months ended September 27, 2014 related primarily to the restructuring of a regional sales organization within the segment’s boiler products business.
 Detection and Measurement Segment — Charges for the nine months ended September 26, 2015 and September 27, 2014 related primarily to severance and other costs associated with restructuring initiatives at the segment’s communications technologies business.
Power Segment — Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with the continuation of restructuring actions at the segment’s power generation businesses in order to reduce the cost base of the businesses in response to reduced demand for coal and nuclear power products and services in Europe. Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with the closure of a facility in China and various restructuring initiatives in Germany.
Corporate — Charges for the three and nine months ended September 26, 2015 related primarily to severance costs incurred in connection with the Spin-Off. The benefit for the three months ended September 27, 2014 and the charges for the nine months ended September 27, 2014 related primarily to costs (or reversals of previously accrued costs) associated with our efforts to better align our corporate overhead structure with the new operational alignment we implemented in the second half of 2013.

Expected charges still to be incurred under actions approved as of September 26, 2015 were approximately $2.0.

The following is an analysis of our restructuring liabilities for the nine months ended September 26, 2015 and September 27, 2014:

	Nine months ended
	September 26, 2015	September 27, 2014
Balance at beginning of year	$5.1	$8.9
Special charges (1)	13.7	5.7
Utilization — cash (2)	(6.0)	(11.5)
Currency translation adjustment and other	(0.1)	0.2
Balance at end of period	$12.7	$3.3
___________________________

(1)	The nine months ended September 26, 2015 included $0.3 of non-cash charges that did not impact the restructuring liability.

(2)	The nine months ended September 27, 2014 included $0.6 of cash utilized to settle retained liabilities of discontinued operations.

(6)                                 INVENTORIES, NET

Inventories at September 26, 2015 and December 31, 2014 comprised the following:

	September 26, 2015	December 31, 2014
Finished goods	$59.2	$40.0
Work in process	78.9	59.5
Raw materials and purchased parts	86.6	80.0
Total FIFO cost	224.7	179.5
Excess of FIFO cost over LIFO inventory value	(13.1)	(12.1)
Total inventories, net	$211.6	$167.4
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 45% and 42% of total inventory at September 26, 2015 and December 31, 2014, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)                                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2014	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other	September 26, 2015
HVAC segment
Gross goodwill	$267.5	$—	$—	$(6.0)	$261.5
Accumulated impairments	(147.9)	—	—	2.9	(145.0)
Goodwill	119.6	—	—	(3.1)	116.5

Detection and Measurement segment
Gross goodwill	220.2	—	—	(0.6)	219.6
Accumulated impairments	(139.1)	—	—	0.5	(138.6)
Goodwill	81.1	—	—	(0.1)	81.0

Power segment
Gross goodwill	417.2	—	—	(7.7)	409.5
Accumulated impairments	(243.5)	—	—	5.0	(238.5)
Goodwill	173.7	—	—	(2.7)	171.0

Total
Gross goodwill	904.9	—	—	(14.3)	890.6
Accumulated impairments	(530.5)	—	—	8.4	(522.1)
Goodwill	$374.4	$—	$—	$(5.9)	$368.5

Other Intangibles, Net

Identifiable intangible assets at September 26, 2015 and December 31, 2014 comprised the following:

	September 26, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$25.4	$(9.2)	$16.2	$25.4	$(8.2)	$17.2
Technology	41.0	(24.7)	16.3	42.1	(23.7)	18.4
Patents	4.6	(4.6)	—	4.6	(4.6)	—
Other	14.1	(7.9)	6.2	14.2	(7.5)	6.7
	85.1	(46.4)	38.7	86.3	(44.0)	42.3
Trademarks with indefinite lives	125.5	—	125.5	126.9	—	126.9
Total	$210.6	$(46.4)	$164.2	$213.2	$(44.0)	$169.2

At September 26, 2015, the net carrying value of intangible assets with determinable lives consisted of $4.8 in the HVAC segment, $0.4 in the Detection and Measurement segment and $33.5 in the Power segment. At September 26, 2015, trademarks with indefinite lives consisted of $84.0 in the HVAC segment, $11.7 in the Detection and Measurement segment and $29.8 in the Power segment.

We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indicators of potential impairment. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates. Such indications may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.
As indicated in Note 1, in connection with the change in reportable segments, we reallocated goodwill among certain of our reporting units based on the respective fair values of such reporting units. No indicators of impairment resulted from this reallocation of goodwill; however, the estimated fair values of two reporting units within our Power reportable segment exceed the carrying value of their respective net assets by less than 10%, with aggregate amount of goodwill totaling $39.5 at September 26, 2015.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions.

As indicated in Note 1, we understated a fourth quarter 2014 impairment charge relating to certain of our trademarks by $2.5. We have corrected this misstatement in the accompanying condensed consolidated financial statements through a reduction of “Intangibles, net” and “Retained earnings” as of December 31, 2014. See Note 16 for additional information on the impact of this correction. Other changes in the gross carrying value of trademarks and other identifiable intangible assets related to foreign currency translation.

(8)                                 WARRANTY

The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 26, 2015	September 27, 2014
Balance at beginning of year	$37.5	$34.7
Provisions	13.1	13.5
Usage	(11.9)	(14.0)
Currency translation adjustment	(0.4)	0.5
Balance at end of period	38.3	34.7
Less: Current portion of warranty	20.3	23.3
Non-current portion of warranty	$18.0	$11.4

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
On July 14, 2015, we amended the U.S. Plan and the Supplemental Individual Account Retirement Plan (‘‘SIARP’’) to freeze all benefits for active non-union participants. The amendment resulted in a curtailment gain of $5.1. In connection with the amendment, we remeasured the assets and liabilities of the U.S. Plan and the SIARP as of June 30, 2015, which resulted in a charge to net periodic pension benefit expense of $11.4 during the third quarter of 2015.

Net periodic benefit expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$0.4	$1.8	$2.2	$5.4
Interest cost	4.3	4.5	12.9	15.7
Expected return on plan assets	(4.5)	(4.7)	(14.3)	(14.9)
Settlement charges, net (1)	—	(0.1)	—	0.4
Curtailment gain (2)	(5.1)	—	(5.1)	—
Recognized net actuarial loss (3)	11.4	—	11.4	14.8
Total net periodic pension benefit expense	$6.5	$1.5	$7.1	$21.4
___________________________

(1)
The nine months ended September 27, 2014 includes the settlement charge of $4.6 associated with the lump-sum payment action that took place during the first quarter of 2014 (see above), net of a $4.2 increase to the estimated settlement gain that was recorded in connection with the 2013 transfer of the pension obligation for the retirees of the U.S. Plan to Massachusetts Mutual Life Insurance Company.

(2)	Represents a curtailment gain recorded during the third quarter of 2015 in connection with the amendment of the U.S. Plan and SIARP noted above.

(3)
Represents actuarial losses resulting from the remeasurement of the assets and obligations of the U.S. Plan and the SIARP during the third quarter of 2015 and first quarter of 2014, which was required in connection with the actions noted above.

Foreign Pension Plans

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$0.4	$0.7	$1.2	$2.1
Interest cost	2.0	3.5	6.0	10.5
Expected return on plan assets	(2.4)	(4.3)	(7.3)	(12.8)
Recognized net actuarial loss	0.7	—	0.7	—
Total net periodic pension benefit expense (income)	0.7	(0.1)	0.6	(0.2)
Less: Net periodic pension benefit expense of discontinued operations	0.7	0.5	2.0	2.0
Net periodic pension benefit income of continuing operations	$—	$(0.6)	$(1.4)	$(2.2)
Postretirement Plans

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$—	$0.1	$—	$0.4
Interest cost	1.1	1.3	3.3	3.9
Amortization of unrecognized prior service credits	(0.2)	(0.1)	(0.6)	(0.2)
Net periodic postretirement benefit expense	$0.9	$1.3	$2.7	$4.1
Employer Contributions
During the first nine months of 2015, we made contributions to our domestic and foreign pension plans of approximately $5.5, of which $5.0 related to discontinued operations.

(10)                          INDEBTEDNESS

The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2015:

	December 31, 2014	Borrowings	Repayments	Spin-Off (6)	Other (7)	September 26, 2015
Revolving loans:
Prior SPX facilities (1)	$133.0	$430.0	$(563.0)	$—	$—	$—
Current SPX facilities	—	—	—	—	—	—
Current SPX FLOW facilities	—	55.0	—	(55.0)	—	—
Term loans:
Prior SPX facilities (1)	575.0	—	(575.0)	—	—	—
Current SPX facilities (2)	—	350.0	—	—	—	350.0
Current SPX FLOW facilities	—	400.0	—	(400.0)	—	—
6.875% senior notes (3)	600.0	—	—	(600.0)	—	—
Trade receivables financing arrangement (4)	10.0	154.0	(122.0)	—	—	42.0
Other indebtedness (5)	51.7	10.1	(7.3)	(22.8)	(1.7)	30.0
Total debt	1,369.7	$1,399.1	$(1,267.3)	$(1,077.8)	$(1.7)	422.0
Less: Amounts included in discontinued operations (3)	(636.6)					—
Total debt - continuing operations	733.1					422.0
Less: short-term debt	156.5					70.2
Less: current maturities of long-term debt	29.1					4.8
Total long-term debt - continuing operations	$547.5					$347.0
___________________________

(1)
As noted below, both SPX and SPX FLOW entered into separate credit agreements in connection with the Spin-Off. On September 24, 2015, the lenders provided the initial funding under each of these credit agreements. The proceeds from the initial funding were used in part to repay indebtedness under SPX’s prior credit facilities, with such repayments totaling $224.0 for the revolving loans and $560.6 for the term loan.

(2)	The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020.

(3)
In connection with the Spin-Off, the 6.875% senior notes became an obligation of SPX FLOW. Accordingly, the related balance of $600.0 has been reflected in “Liabilities of discontinued operations - non current” in the condensed consolidated balance sheet as of December 31, 2014. In addition, there is Other indebtedness related to SPX FLOW totaling $36.6 at December 31, 2014, with such balance reflected in “Liabilities of discontinued operations - current” and “Liabilities of discontinued operations - non current” in the condensed consolidated balance sheet.

(4)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 26, 2015, we had $3.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $42.0.

(5)
Primarily includes balances under a purchase card program of $19.5 and $32.1 and capital lease obligations of $1.8 and $13.6 at September 26, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(6)	Represents debt of SPX FLOW that is no longer an obligation of SPX as a result of the Spin-Off.

(7)	“Other” primarily includes debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.
Senior Credit Facilities
 In connection with the Spin-Off, we entered into a credit agreement (the "Credit Agreement"), dated September 1, 2015, ("Effective Date") with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,200.0, consisting of the following (each with a final maturity of September 24, 2020):

•A term loan facility in an aggregate principal amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $300.0; and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $200.0.
In addition, SPX FLOW entered into a credit agreement, dated September 1, 2015, with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,350.0 (the “SPX FLOW Credit Agreement”). As a result of the Spin-Off, we have no obligations under the SPX FLOW Credit Agreement.
On September 24, 2015, the lenders provided the initial funding under the Credit Agreement and the SPX FLOW Credit Agreement. The proceeds of the initial borrowings were used in part to repay indebtedness outstanding under our amended and restated credit agreement, dated December 23, 2013 (the “December 2013 Credit Agreement”). The December 2013 Credit Agreement terminated on September 24, 2015 upon the repayment of such indebtedness.
The term loan under the Credit Agreement is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $350.0, of 5.0%, beginning in the third calendar quarter of 2016), with the remaining balance repayable in full on September 24, 2020.
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by an aggregate principal amount not to exceed (i) $300.0 plus (ii) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (iii) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the revolving credit facilities and foreign credit instrument facilities.
We are the borrower under each of the above facilities, and certain of our foreign subsidiaries are (and we may designate other foreign subsidiaries to be) borrowers under the global revolving credit facility and the foreign credit instrument facilities. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by SPX on behalf of any of our subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.
The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three, or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.00 to 1.0 and 3.00 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.50 to 1.0 and 2.00 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Between 1.00 to 1.0 and 1.50 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%
Less than 1.00 to 1.0	0.225%	0.225%	1.250%	0.225%	0.750%	1.250%	0.250%
The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.
The Credit Agreement requires mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by SPX or our subsidiaries. Mandatory prepayments will be applied to repay, first, amounts outstanding under any term loans and, then, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under the Credit Agreement, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period. Indebtedness under the Credit Agreement is guaranteed by:

•	Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•
SPX with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral foreign credit instrument facility.

Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by SPX or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or

“BBB-” or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under the Credit Agreement will be unsecured.
The Credit Agreement requires that SPX maintain:

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
The Credit Agreement also contains covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees, or advances, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions, or engage in certain transactions with affiliates, and otherwise restrict certain corporate activities. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default.
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $50 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $100 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the Effective Date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
At September 26, 2015, we had $49.5 and $319.1 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our Credit Agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our Credit Agreement was approximately 1.9% at September 26, 2015.
At September 26, 2015, we were in compliance with all covenants of our Credit Agreement.

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

We had FX forward contracts with an aggregate notional amount of $138.5 and $212.5 outstanding as of September 26, 2015 and December 31, 2014, respectively, with notional amounts of $136.6 and $1.9 scheduled to mature within one and two years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $123.5 and $192.6 at September 26, 2015 and December 31, 2014, respectively, with notional amounts of $96.9, $23.0 and $3.6 scheduled to mature within one, two, and years thereafter, respectively. The unrealized gains (losses), net of tax, recorded in AOCI related to FX forward contracts were $0.3 and $(0.3) as of September 26, 2015 and December 31, 2014, respectively.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 26, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.4 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 26, 2015 and December 31, 2014, the fair value of these contracts was $1.6 (current liability) and $1.4 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $1.3 and $1.0 as of September 26, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized losses as of September 26, 2015 to income over the next 12 months.
The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at September 26, 2015 and December 31, 2014, respectively:

	September 26, 2015			December 31, 2014
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX Forward Contracts:
Counterparty A	$—	$—	$—	$—	$(0.1)	$(0.1)
Counterparty B	0.1	(0.5)	(0.4)	0.3	(3.5)	(3.2)
Counterparty C	0.7	(0.6)	0.1	0.3	(0.7)	(0.4)
Aggregate of other counterparties	0.2	(0.2)	—	0.1	(0.7)	(0.6)
Totals (1)	$1.0	$(1.3)	$(0.3)	$0.7	$(5.0)	$(4.3)

Commodity Contracts:
Counterparty A (2)	$—	$(1.6)	$(1.6)	$—	$(1.4)	$(1.4)

(1)
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our condensed consolidated balance sheets. Amounts presented in our condensed consolidated balance sheets were as follows:

	September 26, 2015	December 31, 2014
Designated as hedging instruments:
Accrued expenses	$(0.7)	$(0.1)
Other long-term liabilities	(0.2)	(0.1)
	(0.9)	(0.2)

Not designated as hedging instruments:
Other current assets	0.6	—
Accrued expenses	—	(4.1)
	0.6	(4.1)
Net fair value of FX forward contracts	$(0.3)	$(4.3)

(2)	Related contracts are designated as hedging instruments. Net amounts at September 26, 2015 and December 31, 2014 were recorded in “Accrued expenses.”
The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of September 26, 2015 and December 31, 2014:

	September 26, 2015	December 31, 2014
Balance Sheet Classification
Other current assets	$8.3	$4.1
Other assets	2.3	1.2
Accrued expenses	(4.3)	(3.8)
Other long-term liabilities	(0.6)	(0.6)
	$5.7	$0.9
The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the three and nine months ended September 26, 2015 and September 27, 2014.

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
FX forward contracts	$0.8	$0.1	$1.3	$0.6
Commodity contracts	(2.0)	(0.8)	(2.6)	(1.5)
	$(1.2)	$(0.7)	$(1.3)	$(0.9)
The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through ‘‘Revenue’’ for FX forward contracts and ‘‘Cost of products sold’’ for commodity contracts for the three and nine months ended September 26, 2015 and September 27, 2014:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
FX forward contracts	$(0.2)	$—	$0.9	$—
Commodity contracts	(0.9)	(0.3)	(2.1)	(0.5)
	$(1.1)	$(0.3)	$(1.2)	$(0.5)
The following summarizes the gain (loss) recognized in ‘‘Other income (expense), net’’ for the three and nine months ended September 26, 2015 and September 27, 2014 related to derivative financial instruments not designated as cash flow hedging relationships:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
FX forward contracts	$3.9	$(2.7)	$(5.2)	$(3.8)
FX embedded derivatives	0.7	1.5	3.5	0.4
	$4.6	$(1.2)	$(1.7)	$(3.4)

(12)                          SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Weighted-average number of common shares used in basic income per share	40.663	41.796	40.590	43.024
Dilutive securities — Restricted stock shares and restricted stock units	—	—	—	0.748
Weighted-average number of common shares and dilutive securities used in diluted income per share	40.663	41.796	40.590	43.772
For the three and nine months ended September 26, 2015, 0.342 and 0.315 of unvested restricted stock shares/units, respectively, were not included in the computation of diluted earnings per share as we incurred losses from continuing operations during the periods. In addition, 0.536 and 0.541, respectively, did not meet the required market thresholds for vesting (as discussed in our 2014 Annual Report on Form 10-K). For the three and nine months ended September 26, 2015,

0.323 of outstanding stock options were not included in the computation of diluted earnings per share as we incurred losses from continuing operations during the periods. In addition, the exercise price for all of these stock options was greater than the average market price of our common shares during the periods.

For the three months ended September 27, 2014, 0.568 of unvested restricted stock shares/units were not included in the computation of diluted earnings per share as we incurred losses from continuing operations during the period. In addition, 0.173 did not meet the required market thresholds for vesting. For the nine months ended September 27, 2014, 0.058 of unvested restricted stock shares/units were not included in the computation of diluted earnings per share as the required market thresholds for vesting were not met. There were no stock options outstanding during the three and nine months ended September 27, 2014.
Stock-based Compensation
Stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the 2002 Stock Compensation Plan, as amended, or to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan. A detailed description of the awards granted under these plans is included in our 2014 Annual Report on Form 10-K.
The recognition of compensation expense for share-based awards, including stock options, is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to restricted stock shares, restricted stock units, and stock options totaled $5.5 and $3.6 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $30.5 and $29.8 for the nine months ended September 26, 2015 and September 27, 2014, respectively. The related tax benefit was $2.1 and $1.4 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $11.4 and $10.8 for the nine months ended September 26, 2015 and September 27, 2014, respectively. In connection with the Spin-Off, we modified certain outstanding restricted stock unit awards with a market condition. As a result of the modification, we recorded additional compensation expense during the third quarter of 2015 of $0.9.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains(Losses) on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of period	$(30.4)	$(1.4)	$4.6	$(27.2)
Other comprehensive income (loss) before reclassifications	(41.5)	(0.5)	0.5	(41.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.8	(0.1)	0.7
Current-period other comprehensive income (loss)	(41.5)	0.3	0.4	(40.8)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
Balance at end of period	$282.6	$(1.0)	$5.0	$286.6
__________________________

(1)	Net of tax benefit of $0.8 and $0.4 as of September 26, 2015 and June 27, 2015, respectively.

(2)
Net of tax provision of $3.2 and $2.9 as of September 26, 2015 and June 27, 2015, respectively. The balances as of September 26, 2015 and June 27, 2015 include net unamortized prior service credits. The current period other comprehensive income relates to prior service credits that resulted from the amendment to the U.S. Plan and SIARP (see Note 9 for additional details).

The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(130.9)	(0.4)	0.5	(130.8)
Amounts reclassified from accumulated other comprehensive income	—	0.6	(0.4)	0.2
Current-period other comprehensive loss	(130.9)	0.2	0.1	(130.6)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
Balance at end of period	$282.6	$(1.0)	$5.0	$286.6
________________________

(1)	Net of tax benefit of $0.8 and $1.1 as of September 26, 2015 and December 31, 2014, respectively.

(2)
Net of tax provision of $3.2 and $3.0 as of September 26, 2015 and December 31, 2014, respectively. The balances as of September 26, 2015 and December 31, 2014 include net unamortized prior service credits. The current period other comprehensive income relates to prior service credits that resulted from the amendment to the U.S. Plan and SIARP (see Note 9 for additional details).

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of period	$285.3	$(0.9)	$0.3	$284.7
Other comprehensive loss before reclassifications	(115.3)	(0.5)	—	(115.8)
Amounts reclassified from accumulated other comprehensive income	—	0.2	(0.1)	0.1
Current-period other comprehensive loss	(115.3)	(0.3)	(0.1)	(115.7)
Balance at end of period	$170.0	$(1.2)	$0.2	$169.0
___________________________

(1)	Net of tax benefit of $1.0 and $0.9 as of September 27, 2014 and June 28, 2014, respectively.

(2)	Net of tax provision of $0.1 as of September 27, 2014 and June 28, 2014.
The changes in the components of accumulated other comprehensive income, net of tax, for nine months ended September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Postretirement Liability Adjustment (2)	Total
Balance at beginning of year	$296.8	$(0.8)	$(3.7)	$(4.8)	$287.5
Other comprehensive income (loss) before reclassifications	(126.8)	(0.8)	3.6	0.2	(123.8)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.1	4.8	5.3
Current-period other comprehensive income (loss)	(126.8)	(0.4)	3.7	5.0	(118.5)
Balance at end of period	$170.0	$(1.2)	$—	$0.2	$169.0
________________________

(1)	Net of tax benefit of $1.0 as of September 27, 2014 and December 31, 2013, respectively.

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
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended September 26, 2015 and September 27, 2014:

	Amount Reclassified from AOCI
	Three months ended
	September 26, 2015	September 27, 2014	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$0.2	$—	Revenues
Commodity contracts	0.9	0.3	Cost of products sold
Pre-tax	1.1	0.3
Income taxes	(0.3)	(0.1)
	$0.8	$0.2

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.2)	$(0.1)	Selling, general and administrative
Pre-tax	(0.2)	(0.1)
Income taxes	0.1	—
	$(0.1)	$(0.1)
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the nine months ended September 26, 2015 and September 27, 2014:

	Amount Reclassified from AOCI
	Nine months ended
	September 26, 2015	September 27, 2014	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(0.9)	$—	Revenues
Commodity contracts	2.1	0.5	Cost of products sold
Pre-tax	1.2	0.5
Income taxes	(0.6)	(0.1)
	$0.6	$0.4

(Gains) losses on pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$—	$7.4	Other income (expense), net
Amortization of unrecognized prior service credits	(0.6)	(0.2)	Selling, general and administrative
Pre-tax	(0.6)	7.2
Income taxes	0.2	(2.4)
	$(0.4)	$4.8
Common Stock in Treasury
On December 18, 2013, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During the first nine months of 2014, we repurchased 4.029 shares of our common stock for $414.3 under this trading plan. During the remainder of 2014, we repurchased 0.823 shares of our common stock for $74.5, which completed the repurchases authorized under this trading plan.  There were no common stock repurchases during the first nine months of 2015.
During the nine months ended September 26, 2015 and September 27, 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $6.6 and $13.6, respectively, and increased by $1.2 and $7.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015. The dividends declared for the first nine months of 2015 totaled $30.9 while dividends paid during the period were $30.6. Dividends declared in the first, second and third quarters of 2014 totaled $16.3, $16.1 and $15.9, respectively, while dividends paid during these periods were $11.7, $16.9 and $16.1, respectively.
Changes in Equity
A summary of the changes in equity for the three months ended September 26, 2015 and September 27, 2014 is provided below:

	September 26, 2015			September 27, 2014
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period (1)	$1,752.1	$(2.2)	$1,749.9	$2,236.4	$12.6	$2,249.0
Net income (loss)	(105.0)	(25.6)	(130.6)	63.3	0.3	63.6
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit of $0.4 and $0.1 for the three months ended September 26, 2015 and September 27, 2014, respectively	0.3	—	0.3	(0.3)	—	(0.3)
Pension and postretirement liability adjustment, net of tax provision of $0.3 for the three months ended September 26, 2015	0.4	—	0.4	(0.1)	—	(0.1)
Foreign currency translation adjustments	(41.5)	0.9	(40.6)	(115.3)	(0.2)	(115.5)
Total comprehensive income (loss), net	(145.8)	(24.7)	(170.5)	(52.4)	0.1	(52.3)
Dividends declared	—	—	—	(15.9)	—	(15.9)
Incentive plan activity	3.8	—	3.8	3.8	—	3.8
Stock-based compensation expense (includes amounts recorded to discontinued operations of $1.3 and $1.1 for the three months ended September 26, 2015 and September 27, 2014, respectively)	6.8	—	6.8	4.7	—	4.7
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax (provision) benefit of $0.0 and $0.3 for the three months ended September 26, 2015 and September 27, 2014, respectively)	(0.4)	—	(0.4)	(1.0)	—	(1.0)
Common stock repurchases	—	—	—	(139.9)	—	(139.9)
Other changes in noncontrolling interests	—	—	—	—	(0.8)	(0.8)
Spin-Off of FLOW Business	(1,259.8)	(10.7)	(1,270.5)	—	—	—
Equity, end of period	$356.7	$(37.6)	$319.1	$2,035.7	$11.9	$2,047.6

(1)
As indicated in Notes 1 and 16, we have corrected certain prior year misstatements in the accompanying condensed consolidated financial statements. As a result of such corrections, “SPX Corporation Shareholders’ Equity” and “Total Equity” have been reduced by $9.2 and $7.4 as of June 27, 2015 and June 28, 2014, respectively, when compared to the related amounts previously reported.

A summary of the changes in equity for the nine months ended September 26, 2015 and September 27, 2014 is provided below:

	September 26, 2015			September 27, 2014
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of year (1)	$1,808.7	$3.2	$1,811.9	$2,153.3	$14.0	$2,167.3
Net income (loss)	(73.2)	(31.1)	(104.3)	430.0	(1.3)	428.7
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $0.3 and $0.0 for the nine months ended September 26, 2015 and September 27, 2014, respectively	0.2	—	0.2	(0.4)	—	(0.4)
Net unrealized gains on available-for-sale securities	—	—	—	3.7	—	3.7
Pension and postretirement liability adjustment, net of tax provision of $0.2 and $2.3 for the nine months ended September 26, 2015 and September 27, 2014, respectively	0.1	—	0.1	5.0	—	5.0
Foreign currency translation adjustments	(130.9)	1.2	(129.7)	(126.8)	0.4	(126.4)
Total comprehensive income (loss), net	(203.8)	(29.9)	(233.7)	311.5	(0.9)	310.6
Dividends declared	(30.9)	—	(30.9)	(48.3)	—	(48.3)
Incentive plan activity	12.8	—	12.8	21.9	—	21.9
Stock-based compensation expense (includes amounts recorded to discontinued operations of $5.4 and $4.2 for the nine months ended September 26, 2015 and September 27, 2014, respectively)	35.9	—	35.9	34.0	—	34.0
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.3 and $9.5 for the nine months ended September 26, 2015 and September 27, 2014, respectively	(6.2)	—	(6.2)	(22.4)	—	(22.4)
Common stock repurchases	—	—	—	(414.3)	—	(414.3)
Dividends attributable to noncontrolling interests	—	(0.2)	(0.2)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(1.2)	(1.2)
Spin-Off of FLOW Business	(1,259.8)	(10.7)	(1,270.5)	—	—	—
Equity, end of period	$356.7	$(37.6)	$319.1	$2,035.7	$11.9	$2,047.6

(1)
As indicated in Notes 1 and 16, we have corrected certain prior year misstatements in the accompanying condensed consolidated financial statements. As a result of such corrections, “SPX Corporation Shareholders’ Equity” and “Total Equity” have been reduced by $9.2 and $4.7 as of December 31, 2014 and 2013, respectively, when compared to the related amounts previously reported.

(13)                          CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers’ compensation claims), have been filed or are pending against us and certain of our subsidiaries. Additionally, we may become subject to significant claims of which we are currently unaware, or the claims of which we are aware may result in us incurring a significantly greater liability than we anticipate. This may also be true in connection with past or future acquisitions. While we maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a portion of these claims, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures. We believe, however, that our accruals related to these items are sufficient and that these items and our rights to available insurance and indemnity will be resolved without material effect, individually or in the aggregate, on our financial position, results of operations and cash flows. These accruals, which are determined in accordance with the Contingencies Topic of the Codification, totaled $573.3 (including $536.3 for risk management matters) and $577.6 (including $540.8 for risk management matters) at September 26, 2015 and December 31, 2014, respectively. Of these amounts, $532.7 and $545.1 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 26, 2015 and December 31, 2014, respectively, with the remainder included in “Accrued expenses.” It is reasonably possible that our ultimate liability for these items could exceed the amount of the recorded accruals; however, we believe the estimated amount of any potential additional liability would not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
We had insurance recovery assets related to risk management matters of $479.1 at September 26, 2015 and December 31, 2014 included in “Other assets” within our condensed consolidated balance sheets.
Large Power Projects in South Africa
The business environment surrounding our large power projects in South Africa remains increasingly difficult, as we continue to experience delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We currently are involved in a number of claim disputes with the prime contractors (our immediate customers) and with certain of our subcontractors relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, including potential scope changes and claim settlements, in attempt to mitigate our overall financial exposure. During the third quarter of 2015, we gained considerable insight into the path forward for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from the prime contractors and our subcontractors. In response to this new information, we have revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the three and nine months ended September 26, 2015 of $95.0, which is comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8. In addition, these revisions resulted in an increase in our “Net loss” of $71.2 for the three and nine months ended September 26, 2015 and an increase in our “Loss per share of common stock” of $1.75 for the same periods.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At September 26, 2015, the projected revenues related to our large power projects in South Africa included $48.4 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Litigation Matters
We are subject to other legal matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of September 26, 2015, we had liabilities for site investigation and/or remediation at 42 sites (42 sites at December 31, 2014) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of September 26, 2015, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 25 sites (26 sites at December 31, 2014) at which the liability has not been settled, of which 7 sites (9 sites at December 31, 2014) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

We enter into consortium arrangements for certain projects within our Power segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of September 26, 2015, our share of the aggregate contract value on open consortium arrangements was $84.0 (of which approximately 79% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $340.2. As of December 31, 2014, our share of the aggregate contract value on open consortium arrangements was $65.2 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $291.1. At September 26, 2015 and December 31, 2014, we recorded liabilities of $0.5 and $0.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)	INCOME TAXES
Uncertain Tax Benefits
As of September 26, 2015, we had gross unrecognized tax benefits of $42.0 (net unrecognized tax benefits of $26.0), of which $25.5, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 26, 2015, gross accrued interest totaled $5.3 (net accrued interest of $4.4). As of September 26, 2015, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.0 to $6.0. The previously unrecognized tax benefits relate to a variety of tax matters relating to deemed income inclusions, transfer pricing and various state matters.
Other Tax Matters
For the three months ended September 26, 2015, we recorded an income tax provision of $5.5 on $125.2 of a pre-tax loss from continuing operations, resulting in an effective rate of (4.4)%. This compares to an income tax provision for the three months ended September 27, 2014 of $5.6 on $6.6 of a pre-tax loss from continuing operations, resulting in an effective rate of (84.8)%. The most significant item impacting the effective tax rate for the third quarter of 2015 was the effects of approximately $102.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the effective tax rate for the third quarter of 2014 was an income tax charge of $4.0 related to incremental state income taxes provided in connection with the gain recorded during the first quarter on the sale of our interest in EGS.
For the nine months ended September 26, 2015, we recorded an income tax benefit of $8.6 on $192.2 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 4.5%. This compares to an income tax provision for the nine months ended September 27, 2014 of $161.9 on $379.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 42.7%. The most significant items impacting the effective tax rate for the first nine months of 2015 were (i) the effects of approximately $130.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $3.6 of taxes incurred during the first quarter of 2015 related to the Spin-Off, including $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the separation. The most significant items impacting the effective tax rate for the first nine months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter of 2014 on the sale of our interest in EGS, and tax charges of $12.2 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets, partially offset by $6.7 of tax benefits related to a loss on an investment in a foreign subsidiary.
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
We have filed our federal income tax returns for the 2013 and 2014 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
We have various foreign income tax returns under examination. The most significant of these are in Germany for the 2010 through 2013 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 26, 2015 and September 27, 2014.
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
As of September 26, 2015, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

Assets and liabilities measured at fair value on a recurring basis included the following as of September 26, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives and FX forward contracts	$—	$8.9	$—
Other assets — FX embedded derivatives	—	2.3	—
Accrued expenses — FX embedded derivatives, FX forward contracts and commodity contracts	—	6.6	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	0.8	—
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$4.1	$—
Other assets — FX embedded derivatives	—	1.2	—
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	9.4	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	0.7	—
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of September 26, 2015 and December 31, 2014, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases) not measured at fair value on a recurring basis as of September 26, 2015 and December 31, 2014 were as follows:

	September 26, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$—	$—	$600.0	$665.3
Term loan	350.0	350.0	575.0	575.0
Other indebtedness	70.2	70.2	181.1	181.1
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

(16)            Reconciliation of Previously Reported Amounts to Amounts Revised and Restated
As described in Note 3, we completed the spin-off of SPX FLOW on September 26, 2015 and are presenting SPX FLOW as a discontinued operation in the accompanying condensed consolidated financial statements. Furthermore, as described in Note 1, we have identified certain misstatements relating to prior years’ consolidated financial statements and have corrected these prior period misstatements in the accompanying condensed consolidated financial statements. The impacts of these changes on selected financial amounts within the accompanying condensed consolidated financial statements are summarized below:

	Three Months Ended September 27, 2014
	As Previously Reported(1)	Reclassification of Discontinued Operations(2)	Correction of Prior Period Misstatement(3)	As Revised and Restated(4)
Consolidated Statement of Operations:
Revenues	$1,171.2	$(681.6)	$—	$489.6
Gross Profit	347.4	(234.9)	—	112.5
Income (loss) from continuing operations, net of tax	66.7	(78.7)	(0.2)	(12.2)
Income (loss) from discontinued operations, net of tax	(2.9)	78.7	—	75.8
Net income	63.8	—	(0.2)	63.6
Less: Net income attributable to noncontrolling interest	0.3	—	—	0.3
Net income attributable to SPX Corporation common stockholders	$63.5	$—	$(0.2)	$63.3

Basic income per share of common stock attributable to SPX Corporation common shareholders (6)	$1.52			$1.51

Diluted income per share of common stock attributable to SPX Corporation common shareholders (6)	$1.50			$1.51

	Nine Months Ended September 27, 2014
	As Previously Reported(1)	Reclassification of Discontinued Operations(2)	Correction of Prior Period Misstatement(3)	As Revised and Restated(4)
Consolidated Statement of Operations:
Revenues	$3,443.4	$(2,046.3)	$—	$1,397.1
Gross Profit	996.1	(681.8)	—	314.3
Income from continuing operations, net of tax	420.1	(199.7)	(2.9)	217.5
Income from discontinued operations, net of tax	11.5	199.7	—	211.2
Net income	431.6	—	(2.9)	428.7
Less: Net loss attributable to noncontrolling interest	(1.3)	—	—	(1.3)
Net income attributable to SPX Corporation common stockholders	$432.9	$—	$(2.9)	$430.0

Basic income per share of common stock attributable to SPX Corporation common shareholders	$10.06			$9.99

Diluted income per share of common stock attributable to SPX Corporation common shareholders	$9.89			$9.82

	As of December 31, 2014
	As Previously Reported(1)	Reclassification of Discontinued Operations(2)	Correction of Prior Period Misstatement(5)	As Revised and Restated(4)
Assets:
Intangibles, net	$831.0	$(659.3)	$(2.5)	$169.2
Other assets	729.8	(101.4)	(5.4)	623.0

Liabilities:
Deferred and other income taxes	294.9	(227.1)	1.3	69.1

Equity:
Retained Earnings	2,637.8		(9.2)	2,628.6

(1)	Amounts reported in our 2014 Annual Report on Form 10-K.

(2)
Reflects the effect of reclassifying SPX FLOW to discontinued operations for the three and nine months ended September 27, 2014, and as of December 31, 2014, to conform to current presentation. See Note 3 for additional details.

(3)
Reflects the correction of misstatements identified related to the improper capitalization of software development costs and the understatement of deferred income tax liabilities. See Note 1 for additional details.

(4)
Reflects the resulting amounts in the accompanying condensed consolidated statements of operations for the three and nine months ended September 27, 2014 and the accompanying condensed consolidated balance sheet at December 31, 2014.

(5)
Reflects the correction of misstatements identified related to the understatement of an impairment charge related to certain trademarks, the capitalization of software development costs, and the understatement of deferred income tax liabilities $(4.3) partially offset by the tax effects of the first two misstatements $(3.0). See Note 1 for additional details.

(6)
As noted above, we previously reported income from continuing operations, net of tax, which resulted in diluted income per share of common stock attributable to SPX Corporation common shareholders ($1.50) being lower than basic income per share of common stock attributable to SPX Corporation common shareholders ($1.52). We are now reporting a loss from continuing operations, net of tax, resulting in all dilutive securities being excluded from the “Revised and Restated” earnings per share calculations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

EXECUTIVE OVERVIEW
Spin-Off of SPX FLOW
On September 26, 2015, we completed the spin-off of SPX FLOW (the "Spin-Off"). The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated financial statements. During the three and nine months ended September 26, 2015, we incurred $16.8 and $30.8, respectively, of professional fees and other costs in connection with the Spin-Off. These costs have been recorded in discontinued operations within the accompanying condensed consolidated statements of operations. See Note 3 to the accompanying condensed consolidated financial statements for additional information regarding the financial results of SPX FLOW.
New Segment Reporting Structure
During the quarter ended September 26, 2015, we realigned our segment reporting structure. Under the realigned structure, we have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Power. See Note 4 to the accompanying condensed consolidated financial statements for additional information on our new segment reporting structure.
Summary of Operating Results
Revenues for the three and nine months ended September 26, 2015 decreased by $115.5 (or 23.6%) and $187.3 (or 13.4%), respectively, when compared to the same periods in 2014. A significant portion of the decline was attributable to the third quarter 2015 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $57.2 for the three and nine months ended September 26, 2015. In addition, organic revenue declined $36.7 (or 7.5%) and $74.0 (or 5.3%) during the three and nine months ended September 26, 2015, with the decline primarily attributable to lower sales by certain businesses within our Power segment. A stronger U.S. dollar during 2015 also negatively impacted revenues for the three and nine months ended September 26, 2015, when compared to the same periods in 2014.
During the three and nine months ended September 26, 2015, we incurred operating losses of $113.6 and $166.9, respectively, compared to $2.1 and $62.5 during the three and nine months ended September 27, 2014, respectively. Operating results for the three and nine months ended September 26, 2015 were impacted by the following:

•
A reduction in operating profit of $95.0 associated with third quarter 2015 revisions to our estimates of expected revenue and profit on our large power projects in South Africa. See Notes 4 and 13 to our condensed consolidated financial statements for additional details.

•
Net pension charges recorded during the third quarter of 2015 related primarily to the amendment of the U.S. Plan and the SIARP, which was comprised of actuarial losses of $12.1, partially offset by curtailment gains of $5.1. See Note 9 to our condensed consolidated financial statements for additional details.

•
Special charges during the three and nine months ended September 26, 2015 of $8.4 and $14.0, respectively, for severance and other costs associated with restructuring actions primarily within our Power segment.

The operating losses for the three and nine months ended September 26, 2015 also included corporate expenses of $27.6 and $84.5, respectively. These general overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. A portion of these costs relate to support that was provided to SPX FLOW and, thus, we expect future corporate expenses for SPX to be significantly lower than the recent historical trends.
Cash flows used in continuing operations totaled $168.3 during the first nine months of 2015, compared to $299.9 during the first nine months of 2014. The decrease in cash outflows was due primarily to the fact that the amount for the first nine months of 2014 included income tax payments of approximately $167.0 associated with the sales of our interest in EGS and the TPS and Precision Components businesses. This reduction in cash outflows was offset partially by (i) a decline in segment profitability, (ii) increased payments for incentive compensation during the first nine months of 2015, resulting from the year-over-year improvement in operating performance in fiscal year 2014 compared to fiscal year 2013, and (iii) the timing of cash receipts on certain large projects. The amounts for both the nine months ended September 26, 2015 and September 27, 2014 include disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a portion of these costs relate to support that was provided to SPX FLOW and, thus, we expect future disbursements for general corporate overhead to be significantly lower than the recent historical trends.

Other Matters of Note
Summarized below are some additional matters of note that had an impact on our operating results for the periods presented herein:

•
As indicated in Notes 1 and 16 to our condensed consolidated financial statements, we identified certain misstatements associated with previously reported amounts. We have evaluated the effects of these misstatements on our consolidated financial statements for the prior years impacted in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these prior years are materially misstated. To correct these misstatements, and as permitted by SAB Topic 1.N, we have restated prior period condensed consolidated financial statements included herein. Specifically, we have decreased income from continuing operations for the three and nine months ended September 27, 2014, when compared to the amounts previously reported, by $0.2 and $2.9, respectively.

•
As indicated in Note 10 to our condensed consolidated financial statements, we entered into a new credit agreement in connection with the Spin-Off. As a result, we recorded a charge of $1.4 during the third quarter of 2015 associated with the write-off of a portion of the deferred financing costs related to our prior credit agreement.

•
As indicated in Note 12 to our condensed consolidated financial statements, in connection with the Spin-Off, we modified certain outstanding restricted stock unit awards with a market condition. As a result of the modification, we recorded additional compensation expense during the third quarter of 2015 of $0.9.

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
Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. Our heating and ventilation businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers used in power generation applications, along with the related services, is highly correlated to the timing of large construction contracts and power plant outages, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and the impact of the revenue reduction that resulted from the third quarter 2015 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $57.2 for the three and nine months ended September 26, 2015. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and nine months ended September 26, 2015 and September 27, 2014, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$374.1	$489.6	(23.6)	$1,209.8	$1,397.1	(13.4)
Gross profit	2.9	112.5	(97.4)	173.4	314.3	(44.8)
% of revenues	0.8%	23.0%		14.3%	22.5%
Selling, general and administrative expense	106.8	111.9	(4.6)	322.4	366.8	(12.1)
% of revenues	28.5%	22.9%		26.6%	26.3%
Intangible amortization	1.3	1.4	(7.1)	3.9	4.3	(9.3)
Special charges, net	8.4	1.3	*	14.0	5.7	145.6
Other income (expense), net	(4.6)	(0.9)	411.1	(7.5)	488.5	*
Interest expense, net	(5.9)	(3.9)	51.3	(17.2)	(14.9)	15.4
Loss on early extinguishment of debt	(1.4)	—	—	(1.4)	(32.5)	*
Equity earnings in joint ventures	0.3	0.3	—	0.8	0.8	—
Income (loss) from continuing operations before income taxes	(125.2)	(6.6)	1,797.0	(192.2)	379.4	(150.7)
Income tax (provision) benefit	(5.5)	(5.6)	(1.8)	8.6	(161.9)	(105.3)
Income (loss) from continuing operations	(130.7)	(12.2)	971.3	(183.6)	217.5	(184.4)

Components of consolidated revenue decline:
Organic decline			(7.5)			(5.3)
Foreign currency			(4.4)			(4.0)
South Africa revenue revision			(11.7)			(4.1)
Net revenue decline			(23.6)			(13.4)
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three and nine months ended September 26, 2015, the decrease in revenues, compared to the respective periods in 2014, was due to a reduction in revenues associated with our large projects in South Africa, a decline in organic revenue, and the impact of a stronger U.S. dollar. The reduction in revenues associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenues and profits on the projects, which resulted in a reduction in revenues for the three and nine months ended September 26, 2015 of $57.2. The decline in organic revenue was due primarily to lower sales by businesses within our Power segment. See “Results of Reportable Segments” for additional details.
Gross Profit — The decrease in gross profit and gross profit as a percentage of revenues for the three and nine months ended September 26, 2015, compared to the respective periods in 2014, was due primarily to the reduction in gross profit associated with our large power projects in South Africa and the organic revenue decline noted above. The reduction in gross profit associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenues and profits on the projects, which resulted in a reduction in gross profit for the three and nine months ended September 26, 2015 of $95.0.
Selling, General and Administrative (“SG&A”) Expense — For the three months ended September 26, 2015, the decrease in SG&A expense, when compared to the respective period in 2014, was due primarily to a decrease in incentive compensation expense and the impact of a stronger U.S. dollar during the period. The decrease in incentive compensation expense was due to lower profitability in the third quarter of 2015, compared to the respective period in 2014.
For the nine months ended September 26, 2015, the decrease in SG&A expense, when compared to the respective period in 2014, was due to a decrease in pension and postretirement expense of $14.2 (an overall decrease in pension and postretirement expense of $14.9, with $0.7 included in “Cost of products sold”), a decrease in incentive compensation expense and the impact of a stronger U.S. dollar during the period. The decrease in pension and postretirement expense was due primarily to a decline in actuarial losses, as actuarial losses in the first nine months of 2015 totaled $12.1 compared to $14.8 for the same period in 2014. In addition, during the third quarter of 2015, we recorded a curtailment gain of $5.1 associated with the amendment that resulted in the freeze of benefits for the active non-union participants of the U.S. Plan and the SIARP. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense. The decrease in incentive compensation expense was due to lower profitability in the first nine months of 2015, compared to the respective period in 2014.

Intangible Amortization — For the three and nine months ended September 26, 2015, the decrease in intangible amortization was due to the impact of foreign currency translation.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2015 and 2014.
Other Income (Expense), net — Other expense, net, for the three months ended September 26, 2015 was composed primarily of foreign currency transaction losses of $8.0 and a settlement charge of $1.4 associated with a legacy product liability matter, partially offset by gains on foreign currency forward contracts (“FX forward contracts”) of $3.9 and currency forward embedded derivatives (“FX embedded derivatives”) of $0.7.
Other expense, net, for the three months ended September 27, 2014 was composed primarily of FX forward contract losses of $2.7, partially offset by gains on FX embedded derivatives of $1.5 and foreign currency translation gains of $0.1.
Other expense, net, for the nine months ended September 26, 2015 was composed primarily of foreign currency transaction losses of $6.2, losses on FX forward contracts of $5.2, a settlement charge of $1.4 associated with a legacy product liability matter, partially offset by gains on FX embedded derivatives of $3.5, a gain on an asset sale of $1.2, and investment earnings of $0.6.
Other income, net, for the nine months ended September 27, 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $1.1 and gains on FX embedded derivatives of $0.4, partially offset by losses on FX forward contracts of $3.8 and foreign currency transaction losses of $0.7.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and nine months ended September 26, 2015, when compared to the same periods in 2014, was primarily a result of a decline in interest income resulting from lower average cash balances during the first nine months of 2015 compared to the respective period in 2014.
Loss on Early Extinguishment of Debt — In connection with the Spin-Off, we entered into a new credit agreement. As a result, we recorded a charge of $1.4 during the third quarter of 2015 associated with the write-off of a portion of the deferred financing costs related to our prior credit agreement.
On February 11, 2014, we completed the redemption of all our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during the first quarter of 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing costs of $1.0, and other costs incurred to redeem the notes of $0.9.
Income Tax (Provision) Benefit — For the three months ended September 26, 2015, we recorded an income tax provision of $5.5 on $125.2 of a pre-tax loss from continuing operations, resulting in an effective rate of (4.4)%. This compares to an income tax provision for the three months ended September 27, 2014 of $5.6 on $6.6 of a pre-tax loss from continuing operations, resulting in an effective rate of (84.8)%. The most significant item impacting the effective tax rate for the third quarter of 2015 was the effects of approximately $102.0 of pre-tax losses generated during the period (the majority of which relate to our large power projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the effective tax rate for the third quarter of 2014 was an income tax charge of $4.0 related to incremental state income taxes provided in connection with the gain recorded during the first quarter on the sale of our interest in EGS.
For the nine months ended September 26, 2015, we recorded an income tax benefit of $8.6 on $192.2 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 4.5%. This compares to an income tax provision for the nine months ended September 27, 2014 of $161.9 on $379.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 42.7%. The most significant items impacting the effective tax rate for the first nine months of 2015 were (i) the effects of approximately $130.0 of pre-tax losses generated during the period (the majority of which relate to our large power projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $3.6 of taxes incurred during the first quarter of 2015 related to the Spin-Off, including $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the separation. The most significant items impacting the effective tax rate for the first nine months of 2014 were the U.S. income taxes provided in connection with the $491.2 gain recorded during the first quarter of 2014 on the sale of our interest in EGS, and tax charges of $12.2 resulting from net increases in valuation allowances recorded against certain foreign deferred income tax assets, partially offset by $6.7 of tax benefits related to a loss on an investment in a foreign subsidiary.

RESULTS OF DISCONTINUED OPERATIONS
Spin-Off of SPX FLOW
We completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated statements of operations and condensed consolidated statements of cash flows. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the three and nine months ended September 26, 2015 and September 27, 2014 are shown below:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$589.5	$681.6	$1,775.1	$2,046.3
Costs and expenses:
Cost of products sold	391.5	446.7	1,179.3	1,364.5
Selling, general and administrative (1)	121.7	117.3	368.2	374.9
Intangible amortization	5.8	6.2	17.7	19.9
Impairment of intangible assets	15.0	—	15.0	—
Special charges	34.0	2.8	41.2	12.9
Other income (expense), net	(2.4)	2.0	1.3	2.0
Interest expense, net	(11.0)	(10.2)	(32.6)	(30.3)
Income before taxes	8.1	100.4	122.4	245.8
Income tax provision	(7.4)	(21.7)	(41.6)	(46.1)
Income from discontinued operations, net of tax	0.7	78.7	80.8	199.7
Less: Net income (loss) attributable to noncontrolling interest	—	0.7	(0.9)	1.0
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$0.7	$78.0	$81.7	$198.7

(1)	Includes $16.8 and $30.8 for the three and nine months ended September 26, 2015, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.
Other Discontinued Operations Activity
During the third quarter of 2014, we sold our Fenn LLC business for cash consideration of $3.5, resulting in a loss, net of tax, of $0.4.
During the second quarter of 2014, we sold our SPX Precision Components business for cash consideration of $63.0, resulting in a loss, net of tax, of $7.3. During the third quarter of 2014, we reduced the net loss by $0.4, primarily as a result of revisions to certain liabilities related to the sale, and paid $0.4 associated with the working capital settlement.
During the first quarter of 2014, we sold our Thermal Products Solutions business for cash consideration of $38.5 and a promissory note of $4.0, resulting in a gain, net of tax, during the quarter of $21.5. During the third quarter of 2014, the amount due under the promissory note was collected in full, and we reduced the net gain on the sale of the business by $0.3 related to revisions of certain retained liabilities associated with the sale.
In addition to the businesses discussed above, we recognized net losses of $0.6 and $1.5 during the three and nine months ended September 26, 2015, respectively, and net losses of $2.6 and $1.9 during the three and nine months ended September 27, 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.
For the three and nine months ended September 26, 2015 and September 27, 2014, selected information regarding the results of operations of our businesses included in discontinued operations, other than SPX FLOW, was as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$—	$0.3	$—	$26.9
Pre-tax loss	—	—	—	(0.7)
Loss from discontinued operations, net	—	—	—	(0.5)

For the three and nine months ended September 26, 2015 and September 27, 2014, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
SPX FLOW
Income from discontinued operations	$8.1	$100.4	$122.4	$245.8
Income tax provision	(7.4)	(21.7)	(41.6)	(46.1)
Income from discontinued operations, net	0.7	78.7	80.8	199.7

All other
Income (loss) from discontinued operations	(1.1)	—	(3.6)	28.2
Income tax (provision) benefit	0.5	(2.9)	2.1	(16.7)
Income (loss) from discontinued operations, net	(0.6)	(2.9)	(1.5)	11.5

Total
Income from discontinued operations	7.0	100.4	118.8	274.0
Income tax provision	(6.9)	(24.6)	(39.5)	(62.8)
Income from discontinued operations, net	$0.1	$75.8	$79.3	$211.2

RESULTS OF REPORTABLE SEGMENTS
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
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$142.7	$137.4	3.9	$368.7	$361.1	2.1
Income	23.5	18.1	29.8	49.4	40.6	21.7
% of revenues	16.5%	13.2%		13.4%	11.2%
Components of revenue increase:
Organic			4.6			2.5
Foreign currency			(0.7)			(0.4)
Net revenue increase			3.9			2.1
Revenues — For the three and nine months ended September 26, 2015, the increase in revenues, compared to the respective periods in 2014, was due to an increase in organic revenue partially offset by the impact of a stronger U.S. dollar during the 2015 periods. The increase in organic revenues was due primarily to an increase in sales of cooling products, including a project in the U.S. that contributed $7.3 of revenues during the three and nine months ended September 26, 2015.
Income — For the three and nine months ended September 26, 2015, income and margin increased, compared to the respective periods in 2015, primarily as a result of (i) the organic revenue growth noted above and (ii) improved operating efficiency within the segment’s heating products business.
Backlog — The segment had backlog of $44.2 and $51.3 as of September 26, 2015 and September 27, 2014, respectively.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$55.9	$57.3	(2.4)	$166.0	$180.7	(8.1)
Income	8.3	10.7	(22.4)	27.4	38.9	(29.6)
% of revenues	14.8%	18.7%		16.5%	21.5%
Components of revenue decline:
Organic			—			(5.3)
Foreign currency			(2.4)			(2.8)
Net revenue decline			(2.4)			(8.1)
Revenues — For the three months ended September 26, 2015, the decrease in revenues, compared to the respective period in 2014, was due to a stronger U.S. dollar during the 2015 period. Organic revenue remained flat, as moderate increases in sales associated with portable cable and pipe locators as well as bus fare collection systems were fully offset by declines in sales of signal monitoring and obstruction lighting equipment.
For the nine months ended September 26, 2015, the decrease in revenues, compared to the respective period in 2014, was due to a decline in organic revenue and, to a lesser extent, a stronger U.S. dollar during the 2015 period. The organic revenue decline was due to lower sales of bus fare collection systems as well as signal monitoring and obstruction lighting equipment, partially offset by increased sales of portable cable and pipe locators.
Income — For the three months ended September 26, 2015, income and margin decreased, compared to the respective period in 2014, primarily as a result of (i) the organic revenue decline associated with signal monitoring and obstruction lighting equipment and (ii) a less profitable mix associated with portable cable and pipe locator sales.
For the nine months ended September 26, 2015, income and margin decreased, compared to the respective period in 2014, primarily as a result of (i) the organic revenue decline noted above and (ii) a less profitable mix associated with signal monitoring equipment sales.
As indicated in Notes 1 and 16 to the condensed consolidated financial statements, we identified certain misstatements associated with previously reported amounts. To correct these misstatements, we have restated prior period condensed consolidated financial statements included herein, including a reduction of Detection and Measurement segment income for the three and nine months ended September 27, 2014, when compared to the amounts previously reported, of $0.3 and $0.8, respectively.
Backlog — The segment had backlog of $39.5 and $43.7 as of as of September 26, 2015 and September 27, 2014, respectively.
Power Reportable Segment

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$175.5	$294.9	(40.5)	$675.1	$855.3	(21.1)
Income (loss)	(96.5)	9.2	(1,148.9)	(106.3)	14.6	(828.1)
% of revenues	(55.0)%	3.1%		(15.7)%	1.7%
Components of revenue decline:
Organic			(14.6)			(8.6)
Foreign currency			(6.5)			(5.8)
South Africa revenue revision			(19.4)			(6.7)
Net revenue decline			(40.5)			(21.1)
Revenues — For the three and nine months ended September 26, 2015, the decrease in revenues, compared to the respective periods in 2014, was due to a reduction in revenues associated with the segment’s large power projects in South Africa, a decline in organic revenue, and the impact of a stronger U.S. dollar during the 2015 periods. The reduction in revenues associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenues and profits on the projects, which resulted in a reduction in revenues for the three and nine months ended September 26, 2015 of $57.2. The decline in organic revenue was due primarily to lower sales of power generation equipment and, to a lesser extent, power transformers. Sales of power generation equipment continue to be impacted by weak demand within the power generation market. In addition, in response to a competitive price environment for power transformers we continue to employ a disciplined approach to the quote and bid process.
Income (loss) — For the three and nine months ended September 26, 2015, income and margin decreased, compared to the respective periods in 2014, primarily as a result of the reduction in profits associated with the segment’s large power projects in South Africa and the organic revenue decline noted above. The reduction in profits associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenues and profits on the projects, which resulted in a reduction in profits for the three and nine months ended September 26, 2015 of $95.0.
Backlog — The segment had backlog of $822.1 and $936.7 as of September 26, 2015 and September 27, 2014, respectively. Of the $114.6 year-over-year decline in backlog, $58.1 was attributable to the impact of a stronger U.S. dollar as of September 26, 2015, as compared to September 27, 2014. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through the fourth quarter of 2015 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Total consolidated revenues	$374.1	$489.6	(23.6)	$1,209.8	$1,397.1	(13.4)
Corporate expense	27.6	33.0	(16.4)	84.5	97.8	(13.6)
% of revenues	7.4%	6.7%		7.0%	7.0%
Stock-based compensation expense	5.5	3.6	52.8	30.5	29.8	2.3
Pension and postretirement expense	7.4	2.2	236.4	8.4	23.3	(63.9)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, and costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations. The decrease in corporate expense for the three and nine months ended September 26, 2015, compared to the respective periods in 2014, was due primarily to a decline in incentive compensation expense due to lower profitability in the three and nine months ended September 26, 2015, compared to the respective periods in 2014.
Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation for the three and nine months ended September 26, 2015, compared to the respective periods in 2014, was due primarily to additional compensation during the third quarter of 2015 of $0.9 that resulted from a spin-related modification of certain outstanding restricted stock unit awards. See Note 12 to the condensed consolidated financial statements for additional details.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense during the three months ended September 26, 2015, compared to the respective period in 2014, was due primarily to actuarial losses of $12.1, partially offset by a curtailment gain of $5.1 during the quarter. Both the actuarial losses and the curtailment gain generally were due to an amendment of the U.S. Plan and the SIARP during the quarter, which resulted in the freeze of benefits for active non-union participants. The decline in pension and postretirement expense for the nine months ended September 26, 2015, compared to the respective period in 2014, was due primarily to a decline in actuarial losses, as actuarial losses in the first nine months of 2015 totaled $12.1 compared to $14.8 for the same period in 2014. In addition, during the third quarter of 2015, we recorded the curtailment gain of $5.1 noted above. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 26, 2015 and September 27, 2014.

Cash Flow

	Nine months ended
	September 26, 2015	September 27, 2014
Continuing operations:
Cash flows used in operating activities	$(168.3)	$(299.9)
Cash flows from (used in) investing activities	(10.8)	559.2
Cash flows used in financing activities	(122.3)	(669.4)
Cash flows from discontinued operations	14.1	264.3
Change in cash and equivalents due to changes in foreign currency exchange rates	(57.8)	(44.1)
Net change in cash and equivalents	$(345.1)	$(189.9)
Operating Activities — The decrease in cash flows used in operating activities during the nine months ended September 26, 2015, as compared to the same period in 2014, was due primarily to the fact that the amount for the first nine months of 2014 included income tax payments of approximately $167.0 associated with the sales of our interest in EGS and the TPS and Precision Components businesses. This reduction in cash outflows was offset partially by (i) a decline in segment profitability, (ii) increased payments for incentive compensation during the first nine months of 2015, resulting from the year-over-year improvement in operating performance in fiscal year 2014 compared to fiscal year 2013, and (iii) the timing of cash receipts on certain large projects. The amounts for both the nine months ended September 26, 2015 and September 27, 2014 include disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a portion of these costs relate to support that was provided to SPX FLOW and, thus, we expect future disbursements for general corporate overhead to be significantly lower than the recent historical trends.
Investing Activities — Cash flows used in investing activities for the nine months ended September 26, 2015 were comprised of capital expenditures of $12.8, partially offset by proceeds from asset sales of $2.0. Cash flows from investing activities for the nine months ended September 27, 2014 related primarily to proceeds from the sale of our interest in EGS of $574.1, partially offset by capital expenditures of $15.0.
Financing Activities — Cash flows used in financing activities for the nine months ended September 26, 2015 primarily related to the cash divested in connection with the Spin-Off of $207.1, partially offset by net borrowings under our senior credit facilities of $97.0. Cash flows used in financing activities for the nine months ended September 27, 2014 primarily related to the redemption of our 7.625% senior notes for $530.6, share repurchases of $414.3, and cash dividends of $44.3, partially offset by net borrowings under our various debt instruments of $333.1.
Discontinued Operations — Cash flows from discontinued operations for the nine months ended September 26, 2015 and September 27, 2014 relate primarily to the cash flows associated with the FLOW Business. In addition, cash flows from discontinued operations for the nine months ended September 27, 2014 included $108.6 of cash proceeds from the sales of our TPS, Precision Components and Fenn businesses. The decrease in cash flows from discontinued operations during the nine months ended September 26, 2015, when compared to the same period in 2014, was due primarily to (i) lower operating cash flows for the FLOW Business resulting from a decline in profit and the timing of cash receipts on certain large projects and (ii) the fact that the cash flows for the first nine months of 2014 included the $108.6 of cash proceeds noted above, partially offset by a repayment during the first quarter of 2014 of a capital lease obligation totaling $60.8 associated with the corporate headquarters facility that was transferred to SPX FLOW in connection with the Spin-Off.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for the nine months ended September 26, 2015 and September 27, 2014 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during those periods.

Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2015.

	December 31, 2014	Borrowings	Repayments	Spin-Off (6)	Other (7)	September 26, 2015
Revolving loans:
Prior SPX facilities (1)	$133.0	$430.0	$(563.0)	$—	$—	$—
Current SPX facilities	—	—	—	—	—	—
Current SPX FLOW facilities	—	55.0	—	(55.0)	—	—
Term loans:
Prior SPX facilities (1)	575.0	—	(575.0)	—	—	—
Current SPX facilities (2)	—	350.0	—	—	—	350.0
Current SPX FLOW facilities	—	400.0	—	(400.0)	—	—
6.875% senior notes (3)	600.0	—	—	(600.0)	—	—
Trade receivables financing arrangement (4)	10.0	154.0	(122.0)	—	—	42.0
Other indebtedness (5)	51.7	10.1	(7.3)	(22.8)	(1.7)	30.0
Total debt	1,369.7	$1,399.1	$(1,267.3)	$(1,077.8)	$(1.7)	422.0
Less: Amounts included in discontinued operations (3)	(636.6)					—
Total debt - continuing operations	733.1					422.0
Less: short-term debt	156.5					70.2
Less: current maturities of long-term debt	29.1					4.8
Total long-term debt - continuing operations	$547.5					$347.0

(1)
As indicated in Note 10 to the condensed consolidated financial statements, both SPX and SPX FLOW entered into separate credit agreements in connection with the Spin-Off. On September 24, 2015, the lenders provided the initial funding under each of these credit agreements. The proceeds from the initial funding were used in part to repay indebtedness under SPX’s prior credit facilities, with such repayments totaling $224.0 for the revolving loans and $560.6 for the term loan. See Note 10 to our condensed consolidated financial statements for additional information on SPX’s current credit agreement.

(2)	The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 1, 2020.

(3)
In connection with the Spin-Off, the 6.875% senior notes became an obligation of SPX FLOW. Accordingly, the related balance of $600.0 has been reflected in “Liabilities of discontinued operations - non current” in the condensed consolidated balance sheet as of December 31, 2014. In addition, there is Other indebtedness related to SPX FLOW totaling $36.6 at December 31, 2014, with such balance reflected in “Liabilities of discontinued operations - current” and “Liabilities of discontinued operations - non current” in the condensed consolidated balance sheet.

(4)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 26, 2015, we had $3.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $42.0.

(5)
Primarily included balances under a purchase card program of $19.5 and $32.1 and capital lease obligations of $1.8 and $13.6 at September 26, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(6)	Represents debt of SPX FLOW that is no longer an obligation of SPX as a result of the Spin-Off.

(7)	“Other” primarily included debt assumed and foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.
At September 26, 2015, we were in compliance with all covenant provisions of our credit agreement.
Availability — At September 26, 2015, we had $300.5 of available borrowing capacity under our revolving credit facilities after giving effect to $49.5 reserved for outstanding letters of credit, and $3.3 of available borrowing capacity under our trade receivables financing arrangement after giving effect to outstanding borrowings of $42.0 under this arrangement. In addition, at September 26, 2015, we had $180.9 of available issuance capacity under our foreign trade facilities after giving effect to $319.1 reserved for outstanding letters of credit.
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
As of September 26, 2015, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
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
We had FX forward contracts with an aggregate notional amount of $138.5 and $212.5 outstanding as of September 26, 2015 and December 31, 2014, respectively, with notional amounts of $136.6 and $1.9 scheduled to mature within one and two years, respectively. We also had FX embedded derivatives with an aggregate notional amount of $123.5 and $192.6 at September 26, 2015 and December 31, 2014, respectively, with notional amounts of $96.9, $23.0 and $3.6 scheduled to mature within one, two, and years thereafter, respectively. The unrealized gains (losses), net of tax, recorded in AOCI related to FX forward contracts were $0.3 and $(0.3) as of September 26, 2015 and December 31, 2014, respectively.
The fair values of our FX forward contracts and FX embedded derivatives were as follows:

	September 26, 2015				December 31, 2014
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$0.6	$—	$(0.7)	$(0.2)	$—	$—	$(4.2)	$(0.1)
FX embedded derivatives	8.3	2.3	(4.3)	(0.6)	4.1	1.2	(3.8)	(0.6)

Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 26, 2015 and December 31, 2014, the outstanding notional amount of commodity contracts was 4.4 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 26, 2015 and December 31, 2014, the fair value of these contracts was $1.6 (current liability) and $1.4 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $1.3 and $1.0 as of September 26, 2015 and December 31, 2014, respectively. We anticipate reclassifying the unrealized losses as of September 26, 2015 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in the condensed consolidated balance sheets approximate fair value because of the short maturity of those instruments.
The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at September 26, 2015, was $420.2, compared to our carrying value of $420.2.
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
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced significant, and believe we are not exposed to significant risk of loss in these accounts.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2014 Annual Report on Form 10-K other than the resulting reduction in certain obligations associated with the Spin-Off. Our total net liabilities for unrecognized tax benefits including interest were $42.9 as of September 26, 2015. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.0 to $6.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 26, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2015.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 26, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

2.1
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.1
Credit Agreement, dated as of September 1, 2015, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from our Current Report on Form 8-K filed on September 2, 2015 (File no. 1-6948).

10.2
Credit Agreement, dated as of September 1, 2015, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from our Current Report on Form 8-K filed on September 2, 2015 (file no. 1-6948).

10.3
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.4
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.5
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.6
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.7*	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.8*	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.9*	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.10*	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 26, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014; (ii) Condensed Consolidated Balance Sheets at September 26, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

___________________________
* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 5, 2015	By	/s/ Eugene J. Lowe
President and Chief Executive Officer

Date: November 5, 2015	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

2.1
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.1
Credit Agreement, dated as of September 1, 2015, among SPX Corporation, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from our Current Report on Form 8-K filed on September 2, 2015 (File no. 1-6948).

10.2
Credit Agreement, dated as of September 1, 2015, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from our Current Report on Form 8-K filed on September 2, 2015 (file no. 1-6948).

10.3
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.4
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.5
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.6
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.7*	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.8*	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.9*	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

10.10*	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 2 of this Form 10-Q.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 26, 2015, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014; (ii) Condensed Consolidated Balance Sheets at September 26, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (iv) Notes to Condensed Consolidated Financial Statements.

___________________________
* Denotes management contract or compensatory plan or arrangement.