Form 10-K
period 2015-12-31
SPX CORP
filed 2016-02-26
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015, or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 1-6948
SPX Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1016240 (I.R.S. Employer Identification No.)
13320-A Ballantyne Corporate Place
Charlotte, NC 28277
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number, including area code: (980) 474-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2015 was $2,824,626,214. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant's common stock as of February 19, 2016 was 41,857,154.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant's proxy statement for its Annual Meeting to be held on May 24, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

P A R T    I

ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our recent spin-off transaction, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors,” in this filing and any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
Business
We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.
On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX Corporation ("SPX") prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange, but trades under the new ticker symbol, “SPXC”.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment with (i) scalable growth platforms in heating, ventilation and air conditioning (“HVAC”) and detection and measurement markets and (ii) a strong presence in power and energy markets.

With operations in approximately 20 countries and over 6,000 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
HVAC solutions offered by our businesses include package cooling towers, residential and commercial boilers, comfort heating, and ventilation products. Our market leading brands, coupled with our commitment to continuous innovation and focus on our customers’ needs, enables our HVAC cooling and heating businesses to serve an expanding number of industrial, commercial and residential customers. Growth for our HVAC businesses will be driven by innovation, increased scalability, and our ability to meet the needs of broader markets.
Our detection and measurement product lines encompass underground pipe and cable locators and inspection equipment, fare collection systems, communication technologies, and specialty lighting. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.
Within our power platform, we are a leading manufacturer of medium and large power transformers, as well as critical equipment for nearly every type of power plant, including cooling equipment, heat exchangers and pollution control systems. Our power and energy solutions play a critical role in electricity generation around the world. Specifically, our power transformers play an integral role in the North American power grid, while our power generation business is focused on meeting the growing demand for energy in developing markets. Our power businesses are committed to driving value through continued focus on operational and engineering efficiencies.
Reportable Segments
As indicated in Note 1 to our consolidated financial statements, during the third quarter of 2015, we realigned our segment reporting structure. Under the realigned structure, we have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Power. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense/income, stock-based compensation and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $529.1, $535.7 and $497.3 in 2015, 2014 and 2013, respectively, and backlog of $31.1 and $44.6 as of December 31, 2015 and 2014, respectively. Approximately 99% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment primarily serves a North American customer base. Core brands for our cooling products include Marley and Recold, with the major competitors to these products being Baltimore Aircoil Company and Evapco. Our heating and ventilation products are sold under the Berko, Qmark, Farenheat, and Leading Edge brands, while our Marley-Wylain subsidiary sells Weil-McLain and Williamson-Thermoflo brands. Major competitors to these products are TPI Corporation, Quellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company, and Dimplex North America Ltd for heating products, Burnham Holdings, Inc, and Buderus for boiler products, and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $232.3, $244.4 and $271.3 in 2015, 2014 and 2013, respectively, and backlog of $36.9 and $38.0 as of December 31, 2015 and 2014, respectively. Approximately 78% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016. The segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe and Asia. Core brands for our underground pipe and cable locators and inspection equipment are Radiodetection, Pearpoint and Warren G-V, while our bus fare collection systems, communication technologies, and specialty lighting are sold under the Genfare, TCI and Flash Technology brand names, respectively.
Power Reportable Segment
Our Power reportable segment had revenues of $957.9, $1,172.6 and $1,200.2 in 2015, 2014 and 2013, respectively, and backlog of $790.2 and $934.0 as of December 31, 2015 and 2014, respectively. Approximately 74% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016. The segment engineers, designs, manufactures, installs and services dry, evaporative and hybrid cooling products, rotating and stationary heat exchangers and pollution control systems for the power generation market, and transformers for the power transmission and distribution market. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment serves a global customer base, with a strong presence in North America, Europe, Asia Pacific, and South Africa.
Our primary power products are sold under the brand names of SPX Cooling, Marley, Balcke Duerr, Yuba, and Ecolaire, with major competitors to these products and service lines being Enexio, Hamon & Cie, Thermal Engineering International, Howden Group Ltd, Siemens AG, and Alstom SA.
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
Acquisitions
We did not acquire any businesses in 2015, 2014 or 2013. However, we regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors.
The following businesses, which have been sold or for which operations have been terminated, have been reported as discontinued operations for all periods presented:

Business	Quarter Discontinued	Quarter of Sale/Spin-Off or Termination of Operations
SPX FLOW	Q3 2015	Q3 2015
Fenn LLC	Q3 2013	Q3 2014
SPX Precision Components	Q3 2013	Q2 2014
Thermal Product Solutions	Q3 2013	Q1 2014
Broadcast Antenna System business	Q2 2013	Q2 2013
Crystal Growing business	Q1 2013	Q1 2013
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
International Operations
We are a multinational corporation with operations in approximately 20 countries. Sales outside the United States were $463.9, $650.1 and $682.7 in 2015, 2014 and 2013, respectively.
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
We expensed $30.4, $32.2 and $32.0 in 2015, 2014 and 2013, respectively, of research activities relating to the development and improvement of our products.
Patents/Trademarks
We own approximately 180 domestic and 140 foreign patent "families", including approximately 7 patents that were issued in 2015, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."
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
Competition
Our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See "Reportable Segments" above for a discussion of our competitors.

Environmental Matters
See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 14 to our consolidated financial statements for information regarding environmental matters.
Employment
At December 31, 2015, we had over 6,000 employees. Six domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
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
Many of the markets in which we operate are subject to general economic cycles or industry events. In addition, certain of our businesses are subject to market-specific cycles, including, but not limited to:

•	HVAC;

•	Power generation products; and

•	Power transmission and distribution products.

In addition, contract timing on large projects, including those relating to power generation equipment, power transmission and distribution systems, communications technology, and cooling systems and towers, may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers, particularly power and energy and general industrial companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See "MD&A - Results of Reportable Segments." In addition, certain of our businesses have seasonal fluctuations. Historically, some of our key businesses generally tend to be stronger in the second half of the year.
Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to long-term fixed-price contracts.
 A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly in our power generation businesses within our Power segment. We recognize revenues from certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
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
On the other hand, declining commodity prices may cause our customers to delay or cancel projects relating to the production of such commodities. For example, recent declines in oil prices have led to reduced demand for certain of our power generation products. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in the relevant market.
The price and availability of raw materials may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials. In recent years, we have faced volatility in the prices of many of our key raw materials, including copper, steel and oil. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
Credit and counterparty risks could harm our business.
The financial condition of our customers and distributors could affect our ability to market our products or collect receivables. In addition, financial difficulties faced by our customers may lead to cancellations or delays of orders.
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
The fact that we outsource various elements of the products and services we sell subjects us to the business risks of our suppliers and subcontractors, which could have a material adverse impact on our operations.
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
Recent downturns in global economies could negatively impact our performance or any expectations in reporting performance.
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
We are increasingly dependent on cloud-based and other information technology ("IT") networks and systems, some of which are managed by third parties, to process, transmit and store electronic information. We depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. In addition, we rely on these IT systems to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial functions, including maintaining our internal controls; our manufacturing and supply chain processes; our sales and marketing efforts; and the data related to our research and development efforts. The failure of our IT systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information or other confidential business information. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. If we or our third-party service providers fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information.
Information technology security threats are increasing in frequency and sophistication. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third- party service providers, and to the confidentiality, availability, and integrity of our data. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
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
We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental, product liability and other matters.
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
We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal or remediation of hazardous substances or petroleum products on, under, or in our current or formerly owned or leased properties, or from third-party disposal facilities that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. In addition, environmentally related product regulations are growing globally in number and complexity and could contribute to increased costs with respect to disclosure requirements, product sales and distribution related costs, and post-sale recycling and disposal costs. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations or cash flows.
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers' compensation claims). From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
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
See "MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities" and Note 14 to our consolidated financial statements for further discussion.

Governmental laws and regulations could negatively affect our business.
Changes in laws and regulations to which we are or may become subject could have a significant negative impact on our business. In addition, we could face material costs and risks if it is determined that we have failed to comply with relevant law and regulation. We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business; the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business; and the California Transparency in Supply Chain Act and similar laws and regulations which related to human trafficking and anti-slavery and impose new compliance requirements on our businesses and their suppliers. While our policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other of our activities, which could have a material adverse impact on our results of operations and financial condition.
Additionally, laws and regulations have increasingly focused on supply chain transparency. As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. Certain of our products contain gold, tungsten and tin. As a result, we must annually publicly disclose whether we manufacture any products that contain conflict minerals. Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information. Our material sourcing is broad-based and multi-tiered, and it is difficult to verify the origins for conflict minerals used in the products we sell. We have many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges from being unable to sufficiently verify the origins of conflict minerals used in our products.
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
Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations, including those that may be enacted as a result of the OECD Base Erosion and Profit Shifting project. Any such changes in tax laws or regulations could impose new restrictions, costs or prohibitions on existing practices as well as reduce our net income and adversely affect our cash flows.
The loss of key personnel and an inability to attract and retain qualified employees could have a material adverse effect on our operations.
We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. A substantial portion of our executive leadership team moved to SPX FLOW upon the completion of the Spin-Off and were replaced by a new leadership team, which may cause a disruption to or adversely impact our business. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.

Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2015, we had $373.8 in total indebtedness. On that same date, we had $301.9 of available borrowing capacity under our revolving credit facilities, after giving effect to $48.1 reserved for outstanding letters of credit, and $40.1 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2015, we had $224.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $275.9 reserved for outstanding letters of credit. At December 31, 2015, our cash and equivalents balance was $101.4. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

•	Impact our ability to obtain new, or refinance existing, indebtedness, on favorable terms or at all;

•	Limit our ability to obtain, or obtain on favorable terms, additional debt financing for working capital, capital expenditures or acquisitions;

•	Limit our flexibility in reacting to competitive and other changes in the industry and economic conditions;

•	Limit our ability to pay dividends on our common stock in the future;

•	Coupled with a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business, make it difficult to meet debt service requirements; and

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
Our senior credit facilities and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 12 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
If we do not comply with the covenants and restrictions contained in our senior credit facilities and agreements governing our other indebtedness, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.
Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our business.
In 2015, approximately 27% of our revenues were generated outside the United States. As part of our strategy, we manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of the Spin-Off of SPX FLOW or our other dispositions. See "Business," "MD&A - Results of Discontinued Operations," and Note 4 to our consolidated financial statements for the status of our divestitures.

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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2015, we had the ability to issue up to an additional 0.470 shares as restricted stock shares, restricted stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015, and our 2006 Non-Employee Directors' Stock Incentive Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares, either through an existing shelf registration statement or through other mechanisms. Additional shares issued would have a dilutive effect on our earnings per share.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2015, we had goodwill and other intangible assets, net, of $516.0. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees including a portion of our employees and retirees in foreign countries. As of December 31, 2015, these plans were underfunded by $204.9. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans' expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans' expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, See "MD&A - Critical Accounting Policies and Use of Estimates" for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.

At December 31, 2015, we had over 6,000 employees. Six domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Risks Related to our Spin-Off of SPX FLOW
Our business is less diversified following the Spin-Off of SPX FLOW.
Our operational and financial profile has changed as a result of the Spin-off of SPX FLOW. As a result, our diversification of revenue sources has diminished without the revenue previously generated by the Flow Technology reportable segment and Hydraulic Technologies business, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. If we are unable to manage that volatility, our business, financial condition and results of operations could be materially and adversely affected.
The Spin-Off of SPX FLOW could result in substantial tax liability to us and our stockholders.
In connection with the Spin-Off of SPX FLOW we received opinions of tax counsel satisfactory to us as to the tax-free treatment of the Spin-Off and certain related transactions. However, if the factual assumptions or representations upon which the opinions are based are inaccurate or incomplete in any material respect, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the Internal Revenue Service ("IRS") or the courts. Accordingly, the IRS may challenge the conclusions set forth in the opinions and any such challenge could prevail. If, notwithstanding the opinions, the Spin-Off or a related transaction is determined to be taxable, we could be subject to a substantial tax liability. In addition, if the Spin-Off is determined to be taxable, each holder of our common stock who received shares of SPX FLOW would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares received.
Even if the Spin-Off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our stockholders) in certain circumstances if future significant acquisitions of our stock or the stock of SPX FLOW are determined to be part of a plan or series of related transactions that includes the Spin-Off. In this event, the resulting tax liability would be substantial. In connection with the Spin-Off, we entered into a Tax Matters Agreement with SPX FLOW, under which SPX FLOW agreed (i) not to enter into any transaction without our consent that could cause the Spin-Off to be taxable to us, and (ii) to indemnify us for any tax liabilities resulting from such a transaction. The indemnity from SPX FLOW may not be sufficient to protect us against the full amount of such liabilities. Any tax liabilities resulting from the Spin-Off or related transactions could negatively affect our business, financial condition, results of operations and cash flows.
In connection with the Spin-Off, SPX FLOW will indemnify us for certain liabilities and we will indemnify SPX FLOW for certain liabilities. If we are required to act on these indemnities to SPX FLOW, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The SPX FLOW indemnity may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and SPX FLOW may not be able to satisfy its indemnification obligations in the future.

Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement between us and SPX FLOW, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. Such indemnities may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that SPX FLOW has assumed. Further, the indemnity from SPX FLOW may not be sufficient to protect us against the full amount of such liabilities, and SPX FLOW may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from SPX FLOW any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively materially affect our business, financial condition, results of operations and cash flows.
A court could require that we assume responsibility for obligations allocated to SPX under the Separation and Distribution Agreement.
Under the Separation and Distribution Agreement, both we and SPX FLOW are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to SPX FLOW, particularly if SPX FLOW were to refuse or were unable to pay or perform the allocated obligations.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their prior relationships with SPX FLOW executive officers and directors, their current affiliation with SPX FLOW, or their ownership of SPX FLOW equity.
Certain of our executive officers and directors have served on other boards with or are former subordinate employees of the directors, officers or employees of SPX FLOW and thus have professional relationships with SPX FLOW’s executive officers and directors. One of our directors also serves on the board of directors of SPX FLOW. In addition, the majority of our executive officers have a financial interest in SPX FLOW as a result of their beneficial ownership of SPX FLOW equity. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers face decisions that could have different implications for SPX FLOW than for us.
We might have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with SPX FLOW.
The agreements related to the Spin-Off, including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Trademark License Agreement, and any other agreements, were negotiated in the context of our Spin-Off of SPX FLOW while it was still our subsidiary and under common executive leadership with us. Substantially all of our executive leadership team moved to SPX FLOW upon the completion of the Spin-Off. Although these agreements are intended to be on an arm's-length basis, they may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. The terms of the agreements negotiated in the context of the Spin-Off concern, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among SPX FLOW and us.
The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Spin-Off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or SPX FLOW or any of our respective subsidiaries) may bring a lawsuit alleging that the Spin-Off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning SPX FLOW’s assets or SPX FLOW’s shares and subject us to liability.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, SPX FLOW or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off.
The distribution of SPX FLOW common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the "DGCL"), a corporation may only pay dividends to its shareholders either (1) out of its surplus (net assets) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Although we believe that we and SPX FLOW were each solvent at the time of the Spin-Off (including immediately after the distribution of shares of SPX FLOW common stock), that we are able to repay our debts as they mature and have sufficient capital to carry on our businesses, and that the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL, we cannot assure you that a court would reach the same conclusions in determining whether SPX FLOW or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to our shareholders.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties related to continuing operations as of December 31, 2015:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	8 U.S. states and 1 foreign country	9	0.6	1.1
Detection and Measurement reportable segment	4 U.S. states and 1 foreign country	5	0.2	0.2
Power reportable segment	11 U.S. states and 5 foreign countries	32	4.0	1.3
Total		46	4.8	2.6
In addition to manufacturing plants, we own various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

P A R T    I I
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol "SPXC."
Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2015 and 2014, together with dividend information. The share prices presented for all periods prior to the Spin-Off have been adjusted using the conversion ratio as of the Distribution Date. The dividend information reflects actual dividends declared for the respective periods.

	High	Low	Dividends Declared Per Share
2015:
4th Quarter	$12.98	$8.22	$—
3rd Quarter	18.22	11.82	—
2nd Quarter	21.50	17.29	0.375
1st Quarter	22.45	19.59	0.375

	High	Low	Dividends Declared Per Share
2014:
4th Quarter	$25.50	$19.09	$0.375
3rd Quarter	27.52	23.46	0.375
2nd Quarter	27.14	23.27	0.375
1st Quarter	27.13	23.00	0.375
The actual amount of each quarterly dividend, as well as each declaration date, record date and payment date is subject to the discretion of the Board of Directors, and the target dividend level may be adjusted at the discretion of the Board of Directors. The factors the Board of Directors consider in determining the actual amount of each quarterly dividend include our financial performance and ongoing capital needs, our ability to declare and pay dividends, and other factors deemed relevant. In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015 and do not expect to resume dividend payments for the foreseeable future.
There were no repurchases of common stock during the three months ended December 31, 2015. The number of shareholders of record of our common stock as of February 19, 2016 was 3,520.
Company Performance
This graph shows a five year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2010 and the reinvestment of dividends. In 2015, we added the S&P 600 Index as a benchmark for our stock performance based on our relative size and comparability to the companies that comprise the index.

	2010	2011	2012	2013	2014	2015
SPX Corporation	$100.00	$85.61	$101.11	$145.30	$127.27	$53.31
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
S&P 1500 Industrials	100.00	99.12	115.44	162.99	176.80	172.01
S&P 600	100.00	100.29	115.15	160.81	167.95	162.31

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Summary of Operations
Revenues(1)	$1,719.3	$1,952.7	$1,968.8	$2,052.5	$2,141.6
Operating income (loss)(2)(3)	(170.0)	(179.5)	15.8	(415.1)	(34.4)
Other income (expense), net(4)(5)	(12.3)	486.5	(5.8)	19.3	(17.4)
Interest expense, net(6)	(20.7)	(20.1)	(62.7)	(65.7)	(49.2)
Loss on early extinguishment of debt(7)	(1.4)	(32.5)	—	—	—
Equity earnings in joint ventures(4)	1.4	1.4	42.2	38.6	29.4
Income (loss) from continuing operations before income taxes	(203.0)	255.8	(10.5)	(422.9)	(71.6)
Income tax (provision) benefit(7)	11.8	(139.7)	20.0	59.0	48.9
Income (loss) from continuing operations	(191.2)	116.1	9.5	(363.9)	(22.7)
Income from discontinued operations, net of tax(5)(8)	74.2	267.8	202.8	546.4	198.5
Net income (loss)	(117.0)	383.9	212.3	182.5	175.8
Less: Net income (loss) attributable to noncontrolling interests	(34.3)	(9.5)	2.4	2.8	5.0
Net income (loss) attributable to SPX Corporation common shareholders	$(82.7)	$393.4	$209.9	$179.7	$170.8
Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$(3.87)	$3.01	$0.19	$(7.29)	$(0.52)
Income from discontinued operations	1.84	6.27	4.43	10.88	3.90
Net income (loss) per share	$(2.03)	$9.28	$4.62	$3.59	$3.38
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$(3.87)	$2.97	$0.19	$(7.29)	$(0.52)
Income from discontinued operations	1.84	6.17	4.37	10.88	3.90
Net income (loss) per share	$(2.03)	$9.14	$4.56	$3.59	$3.38
Dividends declared per share(9)	$0.75	$1.50	$1.00	$1.00	$1.00
Other financial data:
Total assets	$2,181.3	$5,894.3	$6,851.7	$7,128.0	$7,390.9
Total debt	373.8	733.1	1,057.6	1,062.0	1,340.0
Other long-term obligations	875.6	892.8	967.7	994.1	843.3
SPX shareholders' equity	345.4	1,808.7	2,153.3	2,219.8	2,180.5
Noncontrolling interests	(37.1)	3.2	14.0	11.3	10.0
Capital expenditures	17.9	20.4	32.1	52.0	82.4
Depreciation and amortization	39.2	43.4	45.7	43.1	39.4
___________________________________________________________________

(1)
During 2015 and 2014, we made revisions to expected revenues and profits on our large power projects in South Africa. These revisions resulted in a reduction of revenue and operating income of $57.2 and $95.0 in 2015 and a reduction in revenue and operating profit of $25.0 in 2014. See Notes 5 and 14 to our consolidated financial statements for additional details.

(2)
During 2015, 2014, 2013, 2012 and 2011, we recognized income (expense) related to changes in the fair value of plan assets, actuarial gains (losses), settlement gains (losses) and curtailment gains of $(16.0), $(95.8), $3.2, $(141.5) and $(42.8), respectively, associated with our pension and postretirement benefit plans.

(3)	During 2015, we recorded an impairment charge of $13.7 related to the goodwill of our Balcke Duerr reporting unit.
During 2014, we recorded an impairment charge of $10.9 related to the trademarks of a business within our Power reportable segment. In addition, during the fourth quarter of 2014, we recorded an impairment charge of $18.0 related to our Cooling Power reporting unit's investment in the Shanghai Electric joint venture.
During 2012, we recorded impairment charges of $281.4 associated with the goodwill $(270.4) and other long-term assets $(11.0) of our Cooling Power reporting unit. In addition, we recorded impairment charges totaling $4.5 related to trademarks for two businesses within our Power and HVAC reportable segments.
During 2011, we recorded impairment charges of $28.3, $20.8 of which related to the impairment of goodwill and $7.5 of which related to the impairment of indefinite-lived intangible assets of our SPX Heat Transfer reporting unit within our Power reportable segment.
See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with goodwill and other long-term assets.

(4)
During 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2. Accordingly, we recognized no equity earnings from this joint venture after 2013. Our equity earnings from this investment totaled $41.9, $39.0 and $28.7 in 2013, 2012 and 2011, respectively.

(5)
During 2015, 2014, 2013, 2012 and 2011, we recognized gains (losses) of $(1.6), $(2.6), $(0.3), $6.2 and $(1.4), respectively, associated with foreign currency forward contracts ("FX forward contracts") and currency forward embedded derivatives ("FX embedded derivatives").

During 2012, we recorded a pre-tax gain of $20.5 associated with the deconsolidation of our dry cooling business in China.
During 2011, we recorded a charge of $19.4 associated with amounts that are deemed uncollectible from an insolvent insurer for certain risk management matters. Of the $19.4 charge, $18.2 was recorded to "Other income (expense), net" and $1.2 to "Gain (loss) on disposition of discontinued operations, net of tax."

(6)
During the third quarter of 2015, we refinanced our credit facility in preparation of the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 during 2015, which consisted of the write-off of a portion of the unamortized deferred financing fees related to our prior credit agreement.

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

(7)
During 2015, our income tax provision was impacted by (i) the effects of approximately $139.0 of pre-tax losses generated during the year (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, (ii) $3.7 of foreign taxes incurred during the year related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off, and (iii) $3.4 of taxes related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.

During 2014, our income tax provision was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS and income tax charges of $33.8 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets. In addition, our income tax provision was impacted unfavorably by a low effective tax rate on foreign losses. The impact of these items was partially offset by the following income tax benefits: (i) $16.2 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.

During 2013, our income tax benefit was favorably impacted by the following benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets; (ii) $4.1 related to various audit settlements and statute expirations; and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.
During 2012, our income tax provision was impacted by an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling reporting unit, as the majority of the goodwill for the Cooling reporting unit has no basis for income tax purposes. Additionally, the 2012 income tax provision was negatively impacted by (i) taxes provided of $9.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested; (ii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes; and (iii) valuation allowances that were recorded against deferred income tax assets during the year of $5.4.
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

(8)
During 2015, 2014, 2013, 2012 and 2011, we recognized income (expense) related to changes in the fair value of plan assets and actuarial gains (losses), net of tax, of $(0.7), $(6.7), $0.0, $(7.5) and $(5.7), respectively, in "Income (loss) from discontinued operations, net of tax" associated with our pension and postretirement benefit plans.

During 2015, we completed the Spin-Off of SPX FLOW. The operating results of SPX FLOW are presented within discontinued operations for all periods presented.
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
See Note 4 to our consolidated financial statements for additional details regarding our discontinued operations.

(9)	In connection with the Spin-Off, we discontinued dividend payments immediately following the dividend payment for the second quarter of 2015.

ITEM 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Executive Overview
Spin-Off of SPX FLOW
On September 26, 2015, we completed the spin-off of SPX FLOW (the "Spin-Off"). The results of SPX FLOW are reflected as a discontinued operation for all periods presented. During 2015 and 2014, we incurred $30.8 and $8.5, respectively, of professional fees and other costs in connection with the Spin-Off. These costs have been reflected within discontinued operations.
New Segment Reporting Structure
During the third quarter of 2015, we realigned our segment reporting structure. Under the realigned structure, we have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Power. See Note 5 to our consolidated financial statements for additional information on our new segment reporting structure.
Summary of Operating Results
Revenues for 2015 were 12.0% lower than 2014, with the decrease attributable to a decline in organic revenue, the impact of a stronger U.S. dollar in 2015, and a third quarter 2015 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $57.2. The organic revenue decline of $125.0 (or 6.5%) was primarily attributable to lower sales by certain businesses within our Power segment, while the stronger U.S. dollar during 2015 resulted in a decrease in revenues of $76.0 (or 3.9%). During 2015 and 2014, we incurred operating losses of $170.0 and $179.5, respectively. Operating results for 2015 and 2014 were impacted by the following significant items:

•
Reductions in operating profit of $95.0 and $25.0 in 2015 and 2014, respectively, associated with revisions to our estimates of expected revenue and profit on our large power projects in South Africa. See Notes 5 and 14 to our consolidated financial statements for additional details.

•
Net charges associated with our pension and postretirement plans of $18.9 and $106.1 in 2015 and 2014, respectively, with the largest portion of the charges resulting from actuarial losses recorded during each of the years. See Note 10 to our condensed consolidated financial statements for additional details.

•
Impairment charges of $13.7 and $28.9 in 2015 and 2014, respectively, associated with the goodwill and other long-term assets of certain businesses within our Power segment. See Note 8 to our consolidated financial statements for additional details.

•
Special charges during 2015 and 2014 of $17.8 and $9.3, respectively, for severance and other costs associated with restructuring actions primarily within our Power segment. See Note 6 to our consolidated financial statements for additional details.

The operating losses for the years ended December 31, 2015 and December 31, 2014 also included corporate expenses of $100.8 and $131.7, respectively. These general overhead costs included amounts related to a corporate structure that supported the SPX business prior to the Spin-Off. A portion of these costs relate to support that was provided to SPX FLOW and, thus, we expect future corporate expenses for SPX to be significantly lower than the recent historical trends.
Cash flows used in continuing operations totaled $82.0 in 2015, compared to $323.3 in 2014. The decrease in cash flows used in operating activities was due primarily to the fact that the amount for 2014 included income tax payments of $235.0 associated with the 2014 sales of our interest in the EGS Electrical Group LLC and Subsidiaries (“EGS”) joint venture and the Thermal Product Solutions (“TPS”), SPX Precision Components (“Precision Components”), and Fenn LLC (“Fenn”) businesses. Cash used in continuing operations for both 2015 and 2014 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a portion of these costs relate to support that was provided to SPX FLOW and, thus, we expect future disbursements for general corporate overhead to be significantly lower than the recent historical trends.

Other Matters of Note
Summarized below are some additional matters of note that had an impact on our financial results for the periods presented herein:

•
As indicated in Notes 1 and 18 to our consolidated financial statements, we identified certain misstatements associated with previously reported amounts. We have evaluated the effects of these misstatements on our consolidated financial statements for the prior years impacted in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these prior years are materially misstated. To correct these misstatements, and as permitted by SAB Topic 1.N, we have restated prior period consolidated financial results included herein. Specifically, we have decreased income from continuing operations (and net income attributable to SPX Corporation common shareholders) for the years ended December 31, 2014 and December 31, 2013, by $4.5 and $0.3, respectively, when compared to the amounts previously reported.

•
As indicated in Note 12 to our consolidated financial statements, we entered into a new credit agreement in connection with the Spin-Off. As a result, we recorded a charge of $1.4 during 2015 associated with the write-off of a portion of the deferred financing costs related to our prior credit agreement.

•
As indicated in Note 15 to our consolidated financial statements, in connection with the Spin-Off, we modified certain outstanding restricted stock unit awards with a market condition. As a result of the modification, we recorded additional stock compensation expense of $2.1 during 2015.

Results of Continuing Operations
Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. Our heating and ventilation business tends to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers used in power generation applications, along with the related services, is highly correlated to the timing of large construction contracts and power plant outages, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and the impact of the revenue reduction that resulted from the third quarter 2015 and fourth quarter 2014 revisions to the expected revenues and profits on our large power projects in South Africa. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the years ended December 31, 2015, 2014 and 2013, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,			2015 vs	2014 vs
	2015	2014	2013	2014%	2013%
Revenues	$1,719.3	$1,952.7	$1,968.8	(12.0)%	(0.8)%
Gross profit	292.4	426.2	483.4	(31.4)	(11.8)
% of revenues	17.0%	21.8%	24.6%
Selling, general and administrative expense	425.7	561.8	443.9	(24.2)	26.6
% of revenues	24.8%	28.8%	22.5%
Intangible amortization	5.2	5.7	5.8	(8.8)	(1.7)
Impairment of goodwill and other long-term assets	13.7	28.9	—	(52.6)	*
Special charges, net	17.8	9.3	17.9	91.4	(48.0)
Other income (expense), net	(12.3)	486.5	(5.8)	*	*
Interest expense, net	(20.7)	(20.1)	(62.7)	3.0	(67.9)
Loss on early extinguishment of debt	(1.4)	(32.5)	—	(95.7)	*
Equity earnings in joint ventures	1.4	1.4	42.2	—	(96.7)
Income (loss) from continuing operations before income taxes	(203.0)	255.8	(10.5)	*	*
Income tax (provision) benefit	11.8	(139.7)	20.0	*	*
Income (loss) from continuing operations	(191.2)	116.1	9.5	*	*
Components of consolidated revenue increase(decline):
Organic decline				(6.5)	1.8
Foreign currency				(3.9)	(1.3)
South Africa revenue revision				(1.6)	(1.3)
Net revenue decline				(12.0)	(0.8)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue, the strengthening of the U.S. dollar, and a reduction in revenues associated with our large power projects in South Africa. The decline in organic revenue was due primarily to lower sales by businesses within our Power segment (See “Results of Reportable Segments” for additional details). The reduction in revenue associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenue and profits on the projects, which resulted in a reduction of revenue of $57.2.
For 2014, the decrease in revenues, compared to 2013, was due to the strengthening of the U.S. dollar and a reduction in revenue associated with our large power projects in South Africa, partially offset by an increase in organic revenue. The reduction in revenue associated with our large power projects in South Africa resulted from a fourth quarter 2014 revision to the expected revenue and profits on the projects, which resulted in a reduction of revenue of $25.0. The increase in organic revenue was attributable to higher sales within our HVAC and Power segments, partially offset by a decline in sales within our Detection and Measurement segment. See “Results of Reportable Segments” for additional details.
Gross Profit — The decrease in gross profit and gross profit as a percentage of revenue in 2015, compared to 2014, was primarily due to the reduction in gross profit associated with our large power projects in South Africa and, to a lesser extent, the decline in organic revenue noted above. The reduction in gross profit associated with our large power projects in South Africa resulted from a third quarter 2015 revision to the expected revenue and profits on the projects, which resulted in a reduction in gross profit of $95.0.
The decrease in gross profit and gross profit as a percentage of revenue in 2014 compared to 2013, was primarily due to (i) the fourth quarter 2014 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in gross profit of $25.0, (ii) lower sales of fare collection systems during 2014, and (iii) an increase in sales of lower margin power transformers during 2014.—
Selling, General and Administrative ("SG&A") Expense — For 2015, the decrease in SG&A expense, compared to 2014, was due primarily to a decline in pension and postretirement expense of $86.5 (an overall decrease in pension and postretirement expense of $87.2, with $0.7 included in "Cost of products sold") and, to a lesser extent, a decline in corporate expense of $30.9 and a decline in SG&A at our segments associated with cost savings from restructuring activities, decreases in incentive compensation, and the impact of currency translation. The decrease in pension and postretirement expense in 2015 was due to a decrease in actuarial losses during the year.
For 2014, the increase in SG&A expense, compared to 2013, was due primarily to an increase in pension and postretirement expense of $123.6 (an overall increase in pension and postretirement expense of $128.7, with $5.1 included in "Cost of products sold") and, to a lesser extent, increases in incentive compensation expense of $9.0 and stock-based compensation of $6.6. These increases were offset partially by the impact of cost reductions from restructuring actions completed in 2013 and 2014 and currency translation. The increase in pension and postretirement expense in 2014 was due to an increase in actuarial losses during the year.
Intangible Amortization — For 2015, compared to 2014, and 2014, compared to 2013, the decreases in intangible amortization were due to the impact of foreign currency translation.
Impairment of Goodwill and Other Long-Term Assets — During 2015, we recorded an impairment charge of $13.7 related to the goodwill of our Balcke Duerr reporting unit.
During 2014, we recorded an impairment charge of $10.9 related to the trademarks of a business within our Power segment. In addition, we recorded an impairment charge of $18.0 related to our Power segment’s investment in a joint venture with Shanghai Electric.
See Note 8 to our consolidated financial statements for further discussion of impairment charges.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2015, 2014 and 2013. The components of special charges, net, were as follows:

	Year ended December 31,
	2015	2014	2013
Employee termination costs	$16.0	$8.7	$17.3
Facility consolidation costs	1.4	0.3	—
Other cash costs, net	0.1	0.3	0.3
Non-cash asset write-downs	0.3	—	0.3
Total	$17.8	$9.3	$17.9
Other Income (Expense), Net — Other expense, net, for 2015 was composed primarily of charges of $8.0 associated with asbestos product liability matters, foreign currency transaction losses of $7.8, losses on foreign currency forward contracts ("FX forward contracts") of $6.5, partially offset by gains of $4.9 on currency forward embedded derivatives (“FX embedded derivatives”) and a gain of $3.8 related to death benefits on life insurance contracts.
Other income, net, for 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $2.7 and gains on FX embedded derivatives of $2.8, partially offset by losses on FX forward contracts of $5.4 and foreign currency transaction losses of $1.9.
Other expense, net, for 2013 was composed primarily of foreign currency transaction losses of $9.5 and losses on FX forward contracts of $1.3, partially offset by gains on FX embedded derivatives of $1.0 and investment earnings of $4.2.
Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2015, compared to 2014, was primarily a result of a decrease in interest income during 2015 due to the lower average cash balances during the year, partially offset by the impact of refinancing our senior credit facilities during the third quarter in preparation for the Spin-Off, which resulted in a decrease in our outstanding term loan and our average outstanding borrowings on our revolving credit facilities. (See "MD&A — Liquidity and Financial Condition" and Note 12 to our consolidated financial statements for further details pertaining to our 2015 debt activity.)
The decrease in interest expense, net, during 2014, compared to 2013, was primarily a result of the redemption of all our 7.625% senior notes during the first quarter of 2014 and, to a lesser extent, lower average interest rates and fees related to our senior credit facilities.

Loss on Early Extinguishment of Debt — As previously noted, in the third quarter of 2015, we refinanced our senior credit facilities in connection with the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 during 2015, which consisted of the write-off of unamortized deferred financing fees related to our prior senior credit facilities.
In the first quarter of 2014, we completed the redemption of all our 7.625% senior notes for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during 2014, which consisted of the premiums paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs incurred to redeem the notes of $0.9.
Equity Earnings in Joint Ventures — Prior to 2014, our equity earnings in joint ventures were attributable primarily to our investment in EGS. We completed the sale of our investment interest in EGS in January 2014. Accordingly, we recognized no equity earnings from this joint venture during 2015 and 2014. Our equity earnings from this investment totaled $41.9 during 2013. See Note 9 to our consolidated financial statements for additional information regarding our investment in EGS.
Income Taxes — During 2015, we recorded an income tax benefit of $11.8 on $203.0 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 5.8%. The most significant item impacting the effective tax rate for 2015 was the effects of approximately $139.0 of pre-tax losses generated during the year (the majority of which relate to our large power projects in South Africa) for which no tax benefit was recognized, as future realization of such tax benefit is considered unlikely. In addition, we incurred foreign tax charges of $3.7 related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off and $3.4 of net charges related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
During 2014, we recorded an income tax provision of $139.7 on $255.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 54.6%. The effective tax rate for 2014 was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS, tax charges of  $33.8 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, and a low effective tax rate on foreign losses, partially offset by (i) $16.2 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.
During 2013, we recorded an income tax benefit of $20.0 on $10.5 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 190.5%. The effective tax rate for 2013 was impacted favorably by income tax benefits of $9.5 associated with net reductions in valuation allowances recorded against certain foreign deferred income tax assets, $4.1 recorded in connection with various audit settlements and statute expirations during the period, and $4.1 related to the Research and Experimentation Credit generated in 2012.
Results of Discontinued Operations
Spin-Off of SPX FLOW
As indicated in Note 1 to our consolidated financial statements, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are reflected as a discontinued operation for all periods presented. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the years ended December 31, 2015, 2014 and 2013 are shown below:

	Year ended December 31,
	2015 (1)	2014	2013
Revenues	$1,775.1	$2,768.4	$2,804.5
Costs and expenses:
Costs of products sold	1,179.3	1,831.0	1,906.9
Selling, general and administrative (2)	368.2	507.8	522.4
Intangible amortization	17.7	26.1	27.2
Impairment of intangible assets	15.0	11.7	6.7
Special charges	41.2	13.8	14.4
Other income (expense), net (3)	1.3	(1.9)	(5.5)
Interest expense, net	(32.6)	(41.1)	(41.7)
Income before taxes	122.4	335.0	279.7
Income tax provision	(43.0)	(75.5)	(78.2)
Income from discontinued operations	79.4	259.5	201.5
Less: Net income (loss) attributable to noncontrolling interest	(0.9)	(2.2)	1.7
Income from discontinued operations attributable to shareholders	$80.3	$261.7	$199.8

(1)
Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

(2)	Includes $30.8 and $3.5 for the years ended December 31, 2015 and December 31, 2014, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.

(3)
Includes, for the year ended December 31, 2014, $5.0 of costs incurred to obtain the consents required of the holders of our 6.875% senior notes to amend certain provisions of the indenture governing such senior notes, with such consent obtained in connection with the Spin-Off.

The assets and liabilities of SPX FLOW have been reclassified to assets and liabilities of discontinued operations as of December 31, 2014. The components of SPX FLOW’s assets and liabilities as of December 31, 2014 are shown below:

ASSETS:
Cash and equivalents	$190.4
Accounts receivable, net	593.9
Inventories, net	330.4
Other current assets	106.5
Assets of discontinued operations - current	1,221.2
Property, plant and equipment, net	433.0
Goodwill	1,081.0
Intangibles, net	659.3
Other assets	101.4
Assets of discontinued operations - non current	2,274.7
Total assets - discontinued operations	$3,495.9

LIABILITIES:
Accounts payable	$252.0
Accrued expenses	452.1
Income taxes payable	35.4
Short-term debt and current maturities of long-term debt	26.3
Liabilities of discontinued operations - current	765.8
Long-term debt	610.3
Other long-term liabilities (includes $227.1 of "Deferred and other income taxes")	421.9
Liabilities of discontinued operations - non current	1,032.2
Total liabilities - discontinued operations	$1,798.0

The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2015(1)	2014	2013
Non-cash items included in income from discontinued operations
Depreciation and amortization	$44.3	$65.8	$69.9
Impairment of intangible assets	15.0	11.7	6.7
Capital expenditures	43.1	40.7	23.4
Payment of capital lease obligation	—	60.8	—
(1) Represents amounts for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
Other Discontinued Operations Activity
Fenn — Sold for cash consideration of $3.5 during 2014, resulting in a loss, net of taxes, of $0.4.
Precision Components — Sold for cash consideration of $62.6 during 2014 (inclusive of cash paid of $0.4 associated with the working capital settlement), resulting in a loss, net of taxes, of $6.9.
TPS — Sold for cash consideration of $42.5 during 2014, resulting in a gain, net of taxes, of $21.7.
Dielectric — Sold assets of the business during 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.
Kayex — Closed the business during 2013. We recorded a gain, net of taxes, of $1.3 during 2013 associated primarily with a gain on the sale of a perpetual license related to certain of the business's intangible assets, which was partially offset by a loss related to severance costs and asset impairment charges. Proceeds from the sale of the perpetual license totaled $6.9.
In addition to the businesses discussed above, we recognized net losses of $5.2, $1.1 and $5.3 during 2015, 2014 and 2013, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2013.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As such, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2015, 2014 and 2013, selected information regarding the results of operations of our businesses included in discontinued operations, other than SPX FLOW, was as follows:

	Year ended December 31,
	2015	2014	2013
Revenues	$—	$27.7	$148.9
Pre-tax income (loss)	—	(6.1)	7.0
Income (loss) from discontinued operations, net	—	(5.0)	5.3

For the years ended December 31, 2015, 2014 and 2013, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2015 (1)	2014	2013
SPX FLOW
Income from discontinued operations	$122.4	$335.0	$279.7
Income tax provision	(43.0)	(75.5)	(78.2)
Income from discontinued operations, net	79.4	259.5	201.5

All other
Income (loss) from discontinued operations	(8.6)	22.1	3.6
Income tax (provision) benefit	3.4	(13.8)	(2.3)
Income (loss) from discontinued operations, net	(5.2)	8.3	1.3

Total
Income from discontinued operations	113.8	357.1	283.3
Income tax provision	(39.6)	(89.3)	(80.5)
Income from discontinued operations, net	$74.2	$267.8	$202.8

(1)
For SPX FLOW, represents financial results through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

Agreement for Sale of Dry Cooling Business
As indicated in Note 1 to our consolidated financial statements, on November 20, 2015, we entered into an agreement for the sale of our dry cooling business. The assets and liabilities of our dry cooling business are presented as "held for sale" within our consolidated balance sheet as of December 31, 2015. We do not expect a material gain or loss to result from the sale. The major classes of assets and liabilities held for sale as of December 31, 2015 are shown below:

Assets:
Accounts receivable, net	$49.2
Inventories, net	12.9
Other current assets	13.9
Property, plant and equipment, net	3.3
Goodwill	10.7
Intangibles, net	8.3
Other assets	8.8
Assets held for sale	$107.1
Liabilities:
Accounts payable	$13.7
Accrued expenses	25.3
Other liabilities	2.3
Liabilities held for sale	$41.3
Results of Reportable Segments
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable segments.
Non-GAAP Measures — Throughout the following discussion of reportable segments, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth

(decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Continuing Operations — Non-GAAP Measures."
HVAC Reportable Segment

	Year Ended December 31,			2015 vs. 2014%	2014 vs. 2013%
	2015	2014	2013
Revenues	$529.1	$535.7	$497.3	(1.2)	7.7
Income	80.2	69.4	66.6	15.6	4.2
% of revenues	15.2%	13.0%	13.4%
Components of revenue growth (decline):
Organic				(0.7)	7.5
Foreign currency				(0.5)	0.2
Net revenue growth (decline)				(1.2)	7.7
Revenues — For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue and, to a lesser extent, a stronger U.S. dollar during 2015. The organic revenue decline was due to lower sales within the segment's heating and ventilation products business, partially offset by an increase in sales of cooling products, including a project in the U.S. that contributed $7.3 of revenues during 2015.
For 2014, the increase in revenues, compared to 2013, was due primarily to an increase in organic revenue. The increase in organic revenue was the result of increases in sales of heating and ventilation products, as well as cooling products, in the U.S.
Income — For 2015, income and margin increased, compared to 2014, primarily as a result of (i) improved operating efficiency within the segment’s heating and ventilation products business and (ii) a more profitable sales mix associated within the segment’s cooling products business.
For 2014, income increased, compared to 2013, primarily as a result of the organic revenue growth noted above The decrease in margin was due primarily to a less profitable sales mix within the segment’s cooling products business.
Backlog — The segment had backlog of $31.1 and $44.6 as of December 31, 2015 and 2014, respectively. Approximately 99% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2015 vs. 2014%	2014 vs. 2013%
	2015	2014	2013
Revenues	$232.3	$244.4	$271.3	(5.0)	(9.9)
Income	46.0	55.2	72.6	(16.7)	(24.0)
% of revenues	19.8%	22.6%	26.8%
Components of revenue decline:
Organic decline				(2.5)	(10.5)
Foreign currency				(2.5)	0.6
Net revenue decline				(5.0)	(9.9)
Revenues — For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue and a stronger U.S. dollar in 2015. The organic revenue decline was due to lower sales of bus fare collection systems and specialty lighting equipment, partially offset by increased sales of underground pipe and cable locators and inspection equipment.
For 2014, the decrease in revenues, compared to 2013, was due to a decline in organic revenue. The organic revenue decline was due primarily to lower sales of bus fare collection systems and specialty lighting equipment.
Income — For 2015, income and margin decreased, compared to 2014, primarily as a result of (i) the revenue decline noted above and (ii) a less profitable mix associated with sales of communication technology equipment, underground pipe and cable locators, and inspection equipment.

For 2014, income and margin decreased, compared to 2013, primarily as a result of the organic revenue decline noted above.
Backlog — The segment had backlog of $36.9 and $38.0 as of December 31, 2015 and 2014, respectively. Approximately 78% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016.
Power Reportable Segment

	Year Ended December 31,			2015 vs. 2014%	2014 vs. 2013%
	2015	2014	2013
Revenues	$957.9	$1,172.6	$1,200.2	(18.3)	(2.3)
Income (loss)	(110.5)	5.0	34.6	*	(85.5)
% of revenues	(11.5)%	0.4%	2.9%
Components of revenue decline:
Organic				(9.8)	2.1
Foreign currency				(5.8)	(2.3)
South Africa revenue revision				(2.7)	(2.1)
Net revenue decline				(18.3)	(2.3)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue, the impact of a stronger U.S. dollar during 2015, and a reduction in revenues associated with the segment’s large power projects in South Africa. The decline in organic revenue was due primarily to lower sales of power generation equipment and, to a lesser extent, power transformers. Sales of power generation equipment continue to be impacted by weak demand within the power generation market. In addition, in response to a competitive price environment for power transformers we continue to employ a disciplined approach to the quote and bid process.
For 2014, the decrease in revenues, compared to 2013, was due to the impact of a stronger U.S. dollar during the period (versus primarily the South African Rand and Euro) and a revision to revenues during the fourth quarter of 2014 associated with our large power projects in South Africa, which resulted in a reduction of revenues for the projects of $25.0, partially offset by an increase in organic revenue. The organic revenue growth was the result of increases in sales of power generation equipment and, to a lesser extent, power transformers.
Income — For 2015, income and margin decreased, compared to 2014, primarily as a result of the reduction in profits associated with the segment’s large power projects in South Africa and the organic revenue decline noted above. During 2015, our large projects in South Africa generated an operating loss of $120.5, compared to an operating loss of $33.6 in 2014. Much of the projects’ 2015 operating loss was the result of the third quarter 2015 revision to the expected revenues and profits of the projects, which resulted in a reduction in profit for the projects of $95.0. These declines in income and margin were partially offset by improved profitability within the segment’s power transformer business, with such profit improvement resulting primarily from improved operating efficiency.
For 2014, income and margin decreased, compared to 2013, primarily as a result of the reduction in income on the large power projects in South Africa of approximately $50.0. The decline in income for these projects resulted from a year-over-year decrease in revenues and the fourth quarter 2014 revision to expected revenues and profits on the projects, which resulted in a reduction in profits for the projects of $25.0. This decline in income and margin was offset partially by the impact of cost reductions associated with restructuring initiatives and improved profitability within the segment’s power transformer business.
Backlog — The segment had backlog of $790.2 and $934.0 as of December 31, 2015 and 2014, respectively. Of the $143.8 year-over-year decline in backlog, $56.8 was attributable to the impact of a stronger U.S. dollar as of December 31, 2015, as compared to December 31, 2014. Approximately 74% of the segment's backlog as of December 31, 2015 is expected to be recognized as revenue during 2016.

Corporate Expense and Other Expense (Income)

	Year Ended December 31,			2015 vs. 2014%	2014 vs. 2013%
	2015	2014	2013
Total consolidated revenues	$1,719.3	$1,952.7	$1,968.8	(12.0)	(0.8)
Corporate expense	100.8	131.7	136.2	(23.5)	(3.3)
% of revenues	5.9%	6.7%	6.9%
Pension and postretirement expense (income)	18.9	106.1	(22.6)	*	*
Stock-based compensation expense	34.5	33.1	26.5	4.2	24.9
______________________________

*	Not meaningful for comparison purposes.
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, and costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations. Amounts that were previously allocated to the FLOW Business and now have been included in corporate expense totaled $20.6, $27.5, and $23.0 in 2015, 2014, and 2013, respectively. The decrease in corporate expense in 2015, compared to 2014, was due primarily to the impact of the Spin-Off at the end of the third quarter of 2015 and, to a lesser extent, a decline in incentive compensation expense due to lower profitability in 2015. At the time of the Spin-Off, more than half of the then-existing corporate employees became employees of SPX FLOW and, thus, their related expenses were no longer part of our cost structure during the fourth quarter of 2015.
Pension and Postretirement Expense (Income) — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decline in pension and postretirement expense in 2015, compared to 2014, was due primarily to a decline in actuarial losses, as actuarial losses in 2015 totaled $21.1 compared to $66.2 in 2014. Actuarial losses in 2015 resulted primarily from lower than expected returns on plan assets, while the actuarial losses in 2014 were the result of reductions in discount rates and changes in mortality rate assumptions utilized to measure our pension and postretirement obligations, partially offset by favorable plan asset returns. Pension and postretirement expense for 2015 also included a curtailment gain of $5.1 associated with an amendment to the U.S. Plan and the Supplemental Individual Account Retirement Plan (‘‘SIARP’’)during the third quarter of 2015. Pension and postretirement expense for 2014 also included net losses of $29.6 associated with charges of (i) $19.4 for the lump-sum payment action related to the U.S. Plan during the first quarter of 2014 and (ii) $15.0 related to the premium paid in order to transfer monthly payments to retirees under the U.K. Plan to an insurance company during the fourth quarter of 2014, partially offset by a reduction of $4.8 to the estimated settlement loss that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the U.S. Plan to an insurance company.
Pension and postretirement income for 2013 included net actuarial gains of $3.2 that resulted primarily from an increase in discount rates during the year.
See Note 10 to our consolidated financial statements for further details on our pension and postretirement plans.
Stock-based Compensation Expense — Stock-based compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in stock-based compensation in 2015, compared to the respective periods in 2014, was due primarily to additional compensation during 2015 of $2.1 that resulted from a spin-related modification of certain outstanding restricted stock unit awards.
The increase in stock-based compensation expense for 2014, compared to 2013, was primarily the result of an increase in the fair value of the 2014 restricted stock share and restricted stock unit awards, as the weighted-average fair value of the 2014 awards was approximately 41% higher than the 2013 awards.
See Note 15 to our consolidated financial statements for further details on our stock-based compensation plans.

Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Continuing operations:
Cash flows used in operating activities	$(82.0)	$(323.3)	$(242.3)
Cash flows from (used in) investing activities	(15.9)	553.8	(34.3)
Cash flows used in financing activities	(173.7)	(842.5)	(320.1)
Cash flows from discontinued operations	3.3	413.0	319.9
Change in cash and equivalents due to changes in foreign currency exchange rates	(57.9)	(65.2)	(15.5)
Net change in cash and equivalents	$(326.2)	$(264.2)	$(292.3)
2015 Compared to 2014
Operating Activities — The decrease in cash flows used in operating activities during 2015, compared to 2014, was due primarily to the fact that the amount for 2014 included income tax payments of approximately $235.0 associated with the sales of our interest in EGS and the TPS, Precision Components and Fenn businesses. The amounts for both 2015 and 2014 include disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a portion of these costs related to support that will be provided to SPX FLOW post-spin and, thus, we expect future disbursements for general corporate overhead to be significantly lower than the recent historical trends. In addition, cash flows used in operating activities for both 2015 and 2014 were impacted by significant cash investments required for our large power projects in South Africa.
Investing Activities — The decrease in cash flows from investing activities during 2015, compared to 2014, was due primarily to the fact that the 2014 amount included proceeds of $574.1 related to the sale of our interest in EGS. Cash flows used in investing activities for 2015 were comprised primarily of capital expenditures of $17.9, while cash flows from investing activities in 2014 were comprised primarily of the proceeds from the sale of our interest in EGS of $574.1, partially offset by capital expenditures of $20.4.
Financing Activities — During 2015, net cash flows used in financing activities primarily related to the cash dividend to SPX FLOW in connection with the Spin-Off of $208.6 and dividends paid of $45.9, partially offset by net borrowings under our senior credit facilities of $97.0. During 2014, net cash flows used in financing activities primarily related to the redemption of our 7.625% senior notes for $530.6, share repurchases of $488.8, and cash dividends of $59.8, partially offset by net borrowings on other debt instruments of $250.0.
Discontinued Operations — Cash flows from discontinued operations for 2015 and 2014 related primarily to the cash flows associated with the FLOW Business. In addition, cash flows from discontinued operations for 2014 included $108.6 of cash proceeds from the sale of our TPS, Precision Components and Fenn businesses. The decrease in cash flows from discontinued operations was due primarily to the fact that the 2015 amount only included cash flows for the FLOW Business through the date of Spin-Off (i.e., September 26, 2015), and the fourth quarter of each year typically is the strongest for our businesses with regard to operating cash flows, as well as the fact that the 2014 amount included the $108.6 of proceeds associated with business dispositions noted above, partially offset by a repayment of a capital lease obligation totaling $60.8 associated with the corporate headquarters facility that was transferred to SPX FLOW in connection with the Spin-Off.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for 2015 and 2014 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during those periods.

2014 Compared to 2013
Operating Activities — Cash flows from operating activities during 2014 included income tax payments of $235.0 related to the sales of our interest in EGS and the TPS, Precision Components and Fenn businesses. Cash flows from operating activities during 2013 included a $250.0 discretionary contribution to the U.S. Plan. The amounts for both 2014 and 2013 include disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a portion of these costs relate to support that will be provided to SPX FLOW post-spin and, thus, we expect future disbursements for general corporate overhead to be significantly lower than the recent historical trends. In addition, cash flows used in operating activities for 2014 were impacted by significant cash investments required for our large power projects in South Africa.
Investing Activities — The increase in cash flows from investing activities during 2014, compared to 2013, was due primarily to proceeds from the sale of our interest in EGS of $574.1.
Financing Activities — During 2014, net cash used in financing activities primarily related to the redemption of all our 7.625% senior notes due in December 2014 for $530.6, repurchases of our common stock of $488.8, and cash dividends of $59.8, partially offset by net borrowings on other debt instruments of $250.0. During 2013, net cash used in financing activities related primarily to repurchases of our common stock of $260.2 and cash dividends paid of $34.7.
Discontinued Operations — Cash flows from discontinued operations for 2014 and 2013 related primarily to the cash flows associated with the FLOW Business. In addition, cash flows from discontinued operations for 2014 included $108.6 of cash proceeds from the sales of our TPS, Precision Components and Fenn businesses, partially offset by a repayment of a capital lease obligation totaling $60.8 associated with the corporate headquarters facility that was transferred to SPX FLOW in connection with the Spin-Off. Cash flows from discontinued operations during 2013 also included cash flows for the operations of the previously mentioned businesses (i.e., TPS, Precision Components and Fenn), as well as those of Kayex and Dielectric.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for 2014 and 2013 reflects primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated and South African-denominated cash and equivalents and as a result of the strengthening of the U.S. dollar during those periods.
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2015:

	December 31, 2014	Borrowings	Repayments	Spin-Off (6)	Other (7)	December 31, 2015
Revolving loans:
Prior SPX facilities (1)	$133.0	$430.0	$(563.0)	$—	$—	$—
Current SPX facilities	—	29.0	(29.0)	—	—	—
Current SPX FLOW facilities	—	55.0	—	(55.0)	—	—
Term loans:
Prior SPX facilities (1)	575.0	—	(575.0)	—	—	—
Current SPX facilities (2)	—	350.0	—	—	—	350.0
Current SPX FLOW facilities	—	400.0	—	(400.0)	—	—
6.875% senior notes (3)	600.0	—	—	(600.0)	—	—
Trade receivables financing arrangement (4)	10.0	156.0	(166.0)	—	—	—
Other indebtedness (3) (5)	51.7	27.4	(16.9)	(36.7)	(1.7)	23.8
Total debt	1,369.7	$1,447.4	(1,349.9)	$(1,091.7)	$(1.7)	373.8
Less: Amounts included in discontinued operations (3)	(636.6)					—
Total debt - continuing operations	733.1					373.8
Less: short-term debt	156.5					22.1
Less: current maturities of long-term debt	29.1					9.1
Total long-term debt - continuing operations	$547.5					$342.6
_____________________________________________________________

(1)
As noted below, both SPX and SPX FLOW entered into separate credit agreements in connection with the Spin-Off. On September 24, 2015, the lenders provided the initial funding under each of these credit agreements. The proceeds from the initial funding were used in part to repay indebtedness under SPX's prior credit facilities, with such repayments totaling $224.0 for the revolving loans and $560.6 for the term loan.

(2)	The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020.

(3)
In connection with the Spin-Off, the 6.875% senior notes became an obligation of SPX FLOW. Accordingly, the related balance of $600.0 has been reflected in "Liabilities of discontinued operations - non current" in the consolidated balance sheet as of December 31, 2014. In addition, there is "Other indebtedness" related to SPX FLOW totaling $36.6 at December 31, 2014, with such balance reflected in "Liabilities of discontinued operations - current" and "Liabilities of discontinued operations - non current" in the consolidated balance sheet as of December 31, 2014.

(4)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2015, we had $40.1 of available borrowing capacity under this facility.

(5)
Primarily included capital lease obligations of $1.7 and $13.6, balances under purchase card programs of $4.8 and $32.1 and other borrowings under a line of credit in China of $17.3 and $0, at December 31, 2015 and 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(6)	Represents debt of SPX FLOW that is no longer an obligation of SPX as a result of the Spin-Off.

(7)	"Other" primarily included foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar, partially offset by debt assumed.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2015 are $9.1, $18.0, $17.8, $17.8 and $288.9, respectively.
Senior Credit Facilities
In connection with the Spin-Off, we entered into a credit agreement (the "Credit Agreement"), dated September 1, 2015, ("Effective Date") with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,200.0, consisting of the following (each with a final maturity of September 24, 2020):

•	A term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $300.0; and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $200.0.
In addition, SPX FLOW entered into a credit agreement, dated September 1, 2015, with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,350.0 (the "SPX FLOW Credit Agreement"). As a result of the Spin-Off, we have no obligations under the SPX FLOW Credit Agreement.
On September 24, 2015, the lenders provided the initial funding under the Credit Agreement and the SPX FLOW Credit Agreement. The proceeds of the initial borrowings were used in part to repay indebtedness outstanding under our amended and restated credit agreement, dated December 31, 2013 (the "December 2013 Credit Agreement"). The December 2013 Credit Agreement terminated on September 24, 2015 upon the repayment of such indebtedness.
The term loan under the Credit Agreement is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $350.0, of 5.0%, beginning in the third calendar quarter of 2016), with the remaining balance repayable in full on September 24, 2020.
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by an aggregate principal amount not to exceed (i) $300.0 plus (ii) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (iii) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of revolving credit facilities and foreign credit instrument facilities.
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
The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.2% at December 31, 2015.
The fees and bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $50.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the Effective Date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
At December 31, 2015, we had $301.9 of available borrowing capacity under our revolving credit facilities after giving effect to $48.1 reserved for outstanding letters of credit. In addition, at December 31, 2015, we had $224.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $275.9 reserved for outstanding letters of credit.
At December 31, 2015, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2015 and 2014, the participating businesses had $4.8 and $32.1, respectively, outstanding under these arrangements.

We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $50.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $50.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
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
As of December 31, 2015, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risk.
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
We had FX forward contracts with an aggregate notional amount of $139.8 and $212.5 outstanding as of December 31, 2015 and 2014, respectively. Of our outstanding contracts as of December 31, 2015, $136.8 and $3.0 are scheduled to mature in 2016 and 2017, respectively. We also had FX embedded derivatives with an aggregate notional amount of $120.8 and $192.6 at December 31, 2015 and 2014, respectively, with scheduled maturities of $88.4, $28.0 and $4.4 in 2016, 2017 and 2018, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.6 and $0.3 as of December 31, 2015 and 2014, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2015 to income over the next 12 months. The net loss recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $1.6 in 2015, $2.6 in 2014 and $0.3 in 2013.

The fair values of our FX forward contracts and FX embedded derivatives as of December 31, 2015 and 2014 were as follows:

	December 31, 2015				December 31, 2014
	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities	Current Assets	Noncurrent Assets	Current Liabilities	Long-Term Liabilities
FX forward contracts	$—	$—	$(1.2)	$(0.2)	$—	$—	$(4.2)	$(0.1)
FX embedded derivatives	8.0	3.1	(3.7)	(1.1)	4.1	1.2	(3.8)	(0.6)
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amount of commodity contracts was 4.2 pounds of copper at both December 31, 2015 and 2014. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2015 and 2014, the fair value of these contracts was $1.7 (current liabilities) and $1.4 (current liabilities), respectively. The unrealized loss, net of taxes, recorded in AOCI was $1.2 and $1.0 as of December 31, 2015 and 2014, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2015 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments (excluding capital leases) as of December 31, 2015 approximated the related carrying value of $372.1, due primarily to the variable market-based interest rates for such instruments.
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
Cash and Other Commitments
Our senior credit facilities are payable in full on September 24, 2020. Our term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2015, we had $46.8 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.

During 2015, we declared and paid dividends of $30.9 and $45.9, respectively, while we declared and paid dividends of $63.2 and $59.8, respectively, in 2014 and $45.5 and $34.7, respectively, in 2013. On February 12, 2014, we implemented a dividend increase effective with the first quarterly dividend payment of 2014. In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015 and do not expect to resume dividend payments for the foreseeable future.
Capital expenditures for 2015 totaled $17.9, compared to $20.4 and $32.1 in 2014 and 2013, respectively. Capital expenditures in 2015 related primarily to upgrades to manufacturing facilities, including replacement of equipment, and upgrades in information technology. We expect 2016 capital expenditures to approximate $18.0 to $20.0, with a significant portion related to replacement of equipment.
In 2015, we made contributions and direct benefit payments of $30.3 to our defined benefit pension and postretirement benefit plans, net of subsidies, which included $7.9 of contributions related to businesses that have been classified as discontinued operations. We expect to make $24.6 of minimum required funding contributions and direct benefit payments in 2016, including $1.8 of contributions that relate to businesses that have been classified as discontinued operations. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds experienced a decrease in asset values of approximately 4.0% in 2015. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, we paid $51.0, $314.8 and $50.3 of income taxes for 2015, 2014 and 2013, respectively. In 2015, we made payments of $59.8 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $8.8. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 11 to our consolidated financial statements for further disclosure of undistributed earnings of foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2015, except as discussed in Note 14 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $48.1 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $275.9 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) approximately $104.4 of surety bonds. In addition, $32.8 of our standby letters of credit relate to self-insurance or environmental matters.
Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. In addition, you should read "Risk Factors," "Results for Reportable Segments" included in this MD&A, and "Business" for an understanding of the risks, uncertainties and trends facing our businesses.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2015:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$22.1	$22.1	$—	$—	$—
Long-term debt obligations	351.7	9.1	35.8	306.7	0.1
Pension and postretirement benefit plan contributions and payments(1)	299.3	24.6	38.9	36.7	199.1
Purchase and other contractual obligation(2)	188.4	178.7	6.1	1.8	1.8
Future minimum operating lease payment(3)	46.8	12.7	15.2	11.3	7.6
Interest payments	33.2	7.7	14.3	11.2	—
Total contractual cash obligations(4)	$941.5	$254.9	$110.3	$367.7	$208.6
____________________________

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

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.0 to $10.0. In addition, the above table does not include potential payments under our derivative financial instruments.

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
Contingent Liabilities
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers' compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $591.1 (including $534.4 for asbestos product liability matters) and $577.6 (including $515.4 for asbestos product liability matters) at December 31, 2015 and 2014, respectively. The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $493.3 and $479.1 at December 31, 2015 and 2014, respectively. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
The business environment surrounding our large power projects in South Africa remains difficult, as we continue to experience delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We currently are involved in a number of claim disputes relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, in an attempt to mitigate our overall financial exposure. During the third quarter of 2015, we gained considerable insight into the path forward for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from the prime contractors and our subcontractors. In response to this new information, we revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the year ended December 31, 2015 of $95.0, which is comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8. In addition, these revisions resulted in an increase in our “Net loss” for the year ended December 31, 2015 of $71.2 and an increase in our “Loss per share of common stock” of $1.75 for the same period.
In December 2015, our South African subsidiary, DBT Technologies (Pty) Ltd, along with Alstom S&E Africa (Proprietary) Limited, a subsidiary of General Electric (collectively “GE”), signed an addendum to the agreement covering the terms of the companies’ commercial relationship regarding work on the Kusile power plant project under construction for the state-owned utility company, Eskom Holdings Limited (“Eskom”) in South Africa. The addendum resolves most of the material outstanding issues between us and GE for the scope of work related to the Air Cooled Condensers (“ACCs”) for the Kusile project. A separate addendum settles material outstanding issues between us and our subcontractor, Tubular Construction Projects (Pty) Ltd. (“TCP”). The agreement with GE eliminates our construction responsibilities on the ACCs of the final three units at the site and adjusts the timeline for completion of the project. As a result of this addendum, TCP has become directly responsible for construction on units 4-6. We will continue to provide materials and engineered components, as well as support for commissioning and technical compliance, for all six units and will remain responsible for completion of construction activities on units 1-3. The financial impact of the addendum was accounted for in the aforementioned revisions of revenues, costs and profits that were recorded during the third quarter of 2015.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2015, the projected revenues related to our large power projects in South Africa included approximately $25.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.

Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Environmental Matters
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
Self-Insured Risk Management Matters
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
Long-Term Contract Accounting
Certain of our businesses, primarily within the Power reportable segment, recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2015, 2014 and 2013, we recognized $485.3, $633.3 and $731.0 of revenues under the percentage-of-completion method, respectively.
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

•
Effect of Foreign Currency Fluctuations — Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 13 to our consolidated financial statements for additional details on our FX forward contracts.

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
Based on our annual goodwill impairment testing in 2015, we recorded an impairment charge of $13.7 relating to the Balcke Duerr reporting unit within our Power reportable segment, which represented all of Balcke Duerr's goodwill. Additionally, the estimated fair value of one reporting unit within our Power reportable segment exceeded the carrying value of its net assets by less than 10%, with the amount of goodwill totaling $25.2 at December 31, 2015. The estimated fair value of such reporting unit was based in part on the expected proceeds from the sale of our dry cooling business (see Note 1 to our consolidated financial statements). The estimated fair value of each of our other reporting units exceeds the carrying value of their respective net assets by at least 10%.
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year.
As indicated in Note 1 to our consolidated financial statements, we understated a fourth quarter 2014 impairment charge relating to certain trademarks within our Power reportable segment by $2.5. We have corrected this misstatement in the consolidated financial statements herein by (i) increasing the impairment charge for the year ended December 31, 2014 to $10.9 (from the $8.4 originally reported) and (ii) reducing "Intangibles, net" and "Retained earnings" as of December 31, 2014 by $2.5. In addition to the above mentioned charge of $10.9, we recorded an impairment charge during the fourth quarter of 2014 of $18.0 related to our Cooling Power reporting unit's investment in the Shanghai Electric joint venture.
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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2015 pension expense by approximately $10.2, and a 50 basis point increase in the discount rate would have decreased our 2015 pension expense by approximately $9.6.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The 2015 healthcare cost trend rate for 2016, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.60%. This rate is assumed to decrease to 5.0% by 2024 and then remain at that level. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 100 basis point increase in the healthcare cost trend rate would have increased our 2015 postretirement expense by approximately $5.8, and a 100 basis point decrease in the healthcare cost trend rate would have decreased our 2015 postretirement expense by approximately $5.1.
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
Realization of deferred tax assets involves estimates regarding (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income, and (iii) the impact of tax planning strategies. We believe that it is more likely than not that we will not realize the benefit of certain deferred tax assets and, accordingly, have established a valuation allowance against them. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of and potential changes to ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the remaining deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax strategies are no longer viable.
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
The following table provides information, as of December 31, 2015, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Term loan	8.7	17.5	17.5	17.5	288.8	—	350.0	350.0
Average interest rate							2.2%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $139.8 and $212.5 outstanding as of December 31, 2015 and 2014, respectively, with substantially all such contracts scheduled to mature in 2016. We also had FX embedded derivatives with an aggregate notional amount of $120.8 and $192.6 at December 31, 2015 and 2014, respectively, with scheduled maturities of $88.4, $28.0 and $4.4 in 2016, 2017 and 2018, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.6 and $0.3 as of December 31, 2015 and 2014, respectively. We anticipate reclassifying all of the unrealized losses as of December 31, 2015 to income over the next 12 months. The net loss recorded in "Other income (expense), net" related to FX forward contracts and FX embedded derivatives totaled $1.6 in 2015, $2.6 in 2014 and $0.3 in 2013.
We had commodity contracts with an unrealized loss, net of tax, recorded in accumulated other comprehensive income of $1.2 at December 31, 2015. We expect to reclassify the December 31, 2015 unrealized loss to cost of products sold over the next 12 months as the hedged transactions impact earnings. The fair value of these contracts was $1.7 (recorded as a current liability) as of December 31, 2015.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2015
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of SPX Corporation:
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of EGS Electrical Group, LLC and subsidiaries ("EGS") for the fiscal year ended September 30, 2013, the Company's investment accounted for by use of the equity method (see Note 9 to the Company's consolidated financial statements). The Company's equity in income of EGS for the fiscal year ended September 30, 2013 was $41.9 million. The consolidated financial statements of EGS were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for EGS, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on September 26, 2015, the Company completed the spin-off of SPX FLOW, Inc. through a distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders. The operating results of SPX FLOW, Inc. have been presented as discontinued operations in the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2016

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues	$1,719.3	$1,952.7	$1,968.8
Costs and expenses:
Cost of products sold	1,426.9	1,526.5	1,485.4
Selling, general and administrative	425.7	561.8	443.9
Intangible amortization	5.2	5.7	5.8
Impairment of goodwill and other long-term assets	13.7	28.9	—
Special charges, net	17.8	9.3	17.9
Operating income (loss)	(170.0)	(179.5)	15.8
Other income (expense), net	(12.3)	486.5	(5.8)
Interest expense	(22.0)	(23.6)	(65.9)
Interest income	1.3	3.5	3.2
Loss on early extinguishment of debt	(1.4)	(32.5)	—
Equity earnings in joint ventures	1.4	1.4	42.2
Income (loss) from continuing operations before income taxes	(203.0)	255.8	(10.5)
Income tax (provision) benefit	11.8	(139.7)	20.0
Income (loss) from continuing operations	(191.2)	116.1	9.5
Income from discontinued operations, net of tax	79.4	254.5	206.8
Gain (loss) on disposition of discontinued operations, net of tax	(5.2)	13.3	(4.0)
Income from discontinued operations, net of tax	74.2	267.8	202.8
Net income (loss)	(117.0)	383.9	212.3
Less: Net income (loss) attributable to noncontrolling interests	(34.3)	(9.5)	2.4
Net income (loss) attributable to SPX Corporation common shareholders	$(82.7)	$393.4	$209.9
Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$(157.8)	$127.8	$8.8
Income from discontinued operations, net of tax	75.1	265.6	201.1
Net income (loss)	$(82.7)	$393.4	$209.9
Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(3.87)	$3.01	$0.19
Income from discontinued operations attributable to SPX Corporation common shareholders	1.84	6.27	4.43
Net income (loss) per share attributable to SPX Corporation common shareholders	$(2.03)	$9.28	$4.62
Weighted-average number of common shares outstanding — basic	40.733	42.400	45.384
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$(3.87)	$2.97	$0.19
Income from discontinued operations attributable to SPX Corporation common shareholders	1.84	6.17	4.37
Net income (loss) per share attributable to SPX Corporation common shareholders	$(2.03)	$9.14	$4.56
Weighted-average number of common shares outstanding — diluted	40.733	43.031	46.006
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(117.0)	$383.9	$212.3
Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $(0.1), $(5.2), and $1.0 in 2015, 2014 and 2013, respectively	(0.4)	9.7	(2.2)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.3), $0.1 and $(1.2) in 2015, 2014 and 2013, respectively	(0.6)	(0.5)	2.5
Net unrealized gains (losses) on available-for-sale securities	—	3.7	(0.6)
Foreign currency translation adjustments	(132.9)	(237.8)	2.4
Other comprehensive income (loss), net	(133.9)	(224.9)	2.1
Total comprehensive income (loss)	(250.9)	159.0	214.4
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(34.3)	(9.5)	1.8
Total comprehensive income (loss) attributable to SPX Corporation common shareholders	$(216.6)	$168.5	$212.6
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$101.4	$237.2
Accounts receivable, net	367.0	473.5
Inventories, net	170.7	167.4
Other current assets	36.1	55.6
Deferred income taxes	—	60.2
Assets held for sale	107.1	—
Assets of discontinued operations	—	1,221.2
Total current assets	782.3	2,215.1
Property, plant and equipment:
Land	16.3	16.5
Buildings and leasehold improvements	120.4	132.3
Machinery and equipment	357.2	372.9
	493.9	521.7
Accumulated depreciation	(274.4)	(283.8)
Property, plant and equipment, net	219.5	237.9
Goodwill	342.8	374.4
Intangibles, net	154.2	169.2
Other assets	631.6	623.0
Deferred income taxes	50.9	—
Assets of discontinued operations	—	2,274.7
TOTAL ASSETS	$2,181.3	$5,894.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176.9	$210.0
Accrued expenses	403.7	440.2
Income taxes payable	1.7	8.3
Short-term debt	22.1	156.5
Current maturities of long-term debt	9.1	29.1
Liabilities held for sale	41.3	—
Liabilities of discontinued operations	—	765.8
Total current liabilities	654.8	1,609.9
Long-term debt	342.6	547.5
Deferred and other income taxes	55.2	69.1
Other long-term liabilities	820.4	823.7
Liabilities of discontinued operations	—	1,032.2
Total long-term liabilities	1,218.2	2,472.5
Commitments and contingent liabilities (Note 14)
Equity:
SPX Corporation shareholders' equity:
Common stock (100,525,876 and 41,415,909 issued and outstanding at December 31, 2015, respectively, and 100,063,887 and 40,858,006 issued and outstanding at December 31, 2014, respectively)	1.0	1.0
Paid-in capital	2,649.6	2,608.0
Retained earnings	897.8	2,628.6
Accumulated other comprehensive income	283.3	62.6
Common stock in treasury (59,109,967 and 59,205,881 shares at December 31, 2015 and 2014, respectively)	(3,486.3)	(3,491.5)
Total SPX Corporation shareholders' equity	345.4	1,808.7
Noncontrolling interests	(37.1)	3.2
Total equity	308.3	1,811.9
TOTAL LIABILITIES AND EQUITY	$2,181.3	$5,894.3
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	$1.0	$2,551.6	$2,134.0	$284.8	$(2,751.6)	$2,219.8	$11.3	$2,231.1
Net income	—	—	209.9	—	—	209.9	2.4	212.3
Other comprehensive income, net	—	—	—	2.7	—	2.7	(0.6)	2.1
Dividends declared ($1.00 per share)	—	—	(45.5)	—	—	(45.5)	—	(45.5)
Exercise of stock options and other incentive plan activity	—	16.9	—	—	—	16.9	—	16.9
Stock-based compensation expense, including $7.0 related to discontinued operations	—	33.5	—	—	—	33.5	—	33.5
Restricted stock and restricted stock unit vesting, including related tax benefit of $1.7 and net of tax withholdings	—	(24.0)	—	—	3.2	(20.8)	—	(20.8)
Common stock repurchases	—	—	—	—	(260.2)	(260.2)	—	(260.2)
Other changes in noncontrolling interests	—	(3.0)	—	—	—	(3.0)	0.9	(2.1)
Balance at December 31, 2013	1.0	2,575.0	2,298.4	287.5	(3,008.6)	2,153.3	14.0	2,167.3
Net income	—	—	393.4		—	393.4	(9.5)	383.9
Other comprehensive loss, net	—	—	—	(224.9)	—	(224.9)	—	(224.9)
Dividends declared ($1.50 per share)	—	—	(63.2)	—	—	(63.2)	—	(63.2)
Exercise of stock options and other incentive plan activity	—	16.4	—	—	—	16.4	—	16.4
Stock-based compensation expense, including $5.3 related to discontinued operations	—	38.4	—	—	—	38.4	—	38.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $6.7 and net of tax withholdings	—	(21.8)	—	—	5.9	(15.9)	—	(15.9)
Common stock repurchases	—	—	—	—	(488.8)	(488.8)	—	(488.8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Other changes in noncontrolling interests	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2014	1.0	2,608.0	2,628.6	62.6	(3,491.5)	1,808.7	3.2	1,811.9
Net loss	—	—	(82.7)	—	—	(82.7)	(34.3)	(117.0)
Other comprehensive loss, net	—	—	—	(133.9)	—	(133.9)	—	(133.9)
Dividends declared ($0.75 per share)	—	—	(30.9)	—	—	(30.9)	—	(30.9)
Incentive plan activity	—	14.7	—	—	—	14.7	—	14.7
Stock-based compensation expense including $5.4 related to discontinued operations	—	39.9	—	—	—	39.9	—	39.9
Restricted stock and restricted stock unit vesting, including related tax provision of $0.7 and net of tax withholdings	—	(13.0)	—	—	5.2	(7.8)	—	(7.8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other changes in noncontrolling interests	—	—	—	—	—	—	5.5	5.5
Spin-Off of FLOW Business	—	—	(1,617.2)	354.6	—	(1,262.6)	(11.3)	(1,273.9)
Balance at December 31, 2015	$1.0	$2,649.6	$897.8	$283.3	$(3,486.3)	$345.4	$(37.1)	$308.3
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2015	2014	2013
Cash flows from (used in) operating activities:
Net income (loss)	$(117.0)	$383.9	$212.3
Less: Income from discontinued operations, net of tax	74.2	267.8	202.8
Income (loss) from continuing operations	(191.2)	116.1	9.5
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities
Special charges, net	17.8	9.3	17.9
Gain on asset sales	(1.2)	(491.2)	—
Impairment of goodwill and other long-term assets	13.7	28.9	—
Loss on early extinguishment of debt	1.4	32.5	—
Deferred and other income taxes	(4.2)	(76.9)	107.8
Depreciation and amortization	39.2	43.4	45.7
Pension and other employee benefits	35.5	124.1	(4.9)
Stock-based compensation	34.5	33.1	26.5
Other, net	3.9	2.8	8.7
Changes in operating assets and liabilities, net of effects from acquisition and divestitures
Accounts receivable and other assets	20.0	44.3	24.5
Inventories	(20.9)	(5.8)	(3.5)
Accounts payable, accrued expenses and other	(19.6)	(171.3)	(210.1)
Discretionary pension contribution	—	—	(250.0)
Cash spending on restructuring actions	(10.9)	(12.6)	(14.4)
Net cash used in continuing operations	(82.0)	(323.3)	(242.3)
Net cash from discontinued operations	43.5	399.7	347.6
Net cash from (used in) operating activities	(38.5)	76.4	105.3
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	2.0	574.1	(2.2)
Decrease in restricted cash	—	0.1	—
Capital expenditures	(17.9)	(20.4)	(32.1)
Net cash from (used in) continuing operations	(15.9)	553.8	(34.3)
Net cash from (used in) discontinued operations (includes net cash proceeds from dispositions of $108.6 and $13.5 in 2014 and 2013, respectively)	(38.3)	73.6	(12.4)
Net cash from (used in) investing activities	(54.2)	627.4	(46.7)
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	—	(530.6)	—
Borrowings under senior credit facilities	1,264.0	572.0	287.0
Repayments under senior credit facilities	(1,167.0)	(339.0)	(287.0)
Borrowings under trade receivables agreement	156.0	91.0	35.0
Repayments under trade receivables agreement	(166.0)	(81.0)	(35.0)
Net borrowings (repayments) under other financing arrangements	12.2	7.0	(3.6)
Purchases of common stock	—	(488.8)	(260.2)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(6.2)	(12.9)	(16.2)
Financing fees paid	(12.2)	(0.4)	(5.4)
Dividends paid	(45.9)	(59.8)	(34.7)
Cash divested in connection with the spin-off of FLOW Business	(208.6)	—	—
Net cash used in continuing operations	(173.7)	(842.5)	(320.1)
Net cash used in discontinued operations	(1.9)	(60.3)	(15.3)
Net cash used in financing activities	(175.6)	(902.8)	(335.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(57.9)	(65.2)	(15.5)
Net change in cash and equivalents	(326.2)	(264.2)	(292.3)

Consolidated cash and equivalents, beginning of period	427.6	691.8	984.1
Consolidated cash and equivalents, end of period	$101.4	$427.6	$691.8
Cash and equivalents of continuing operations	$101.4	$237.2	$575.4
Supplemental disclosure of cash flow information:
Interest paid	$60.8	$65.9	$102.6
Income taxes paid, net of refunds of $8.8, $10.0 and $9.4 in 2015, 2014 and 2013, respectively	$51.0	$314.8	$50.3
Non-cash investing and financing activity:
Debt assumed	$1.0	$0.2	$5.0
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2015
(All currency and share amounts are in millions, except per share and par value data)
(1)    Summary of Significant Accounting Policies
Our significant accounting policies are described below, as well as in other Notes that follow.
Basis of Presentation
The consolidated financial statements include SPX Corporation's ("SPX", "our", or "we") accounts prepared in conformity with accounting principles generally accepted in the United States ("GAAP") after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method.
Spin-Off of FLOW Business — On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange, but trades under the new ticker symbol, “SPXC”.
The financial results of SPX FLOW for the three years ended December 31, 2015 have been classified as discontinued operations within the accompanying consolidated financial statements. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
Agreement for Sale of Dry Cooling — On November 20, 2015, we entered into an agreement for the sale of our dry cooling business. The sales price is estimated to be $48.0, subject to adjustment for working capital at the closing date. The dry cooling business, which is headquartered in Brussels with facilities in China and the United States, accounts for approximately 10% of the revenues of our Power reportable segment. This business also includes SPX’s ownership interest in its joint venture with Shanghai Electric Group Co., Ltd. ("Shanghai Electric"). The transaction is expected to be finalized during the first half of 2016 and is subject to the receipt of certain regulatory approvals. The transaction does not include SPX’s South African subsidiary, DBT Technologies (Pty) Ltd.
The assets and liabilities of the dry cooling business, as of December 31, 2015, have been classified as held for sale within the accompanying consolidated balance sheet. See Note 4 for information on such assets and liabilities.
New Segment Reporting Structure — Prior to the Spin-Off, we aggregated certain of our operating segments into two reportable segments, Flow Technology and Thermal Equipment and Services, while our remaining operating segments, which included our Hydraulic Technologies business, were combined within an “All Other” category that we referred to as Industrial Products and Services and Other. As noted above, the Spin-Off included our Flow Technology reportable segment and our Hydraulic Technologies business. In addition, the Spin-Off resulted in a change of our chief operating decision maker (“CODM”).
As a result of the Spin-Off, we realigned our segment reporting structure, effective for the quarter ended September 26, 2015. Under the realigned structure, our reportable segments are as follows: HVAC, Detection and Measurement, and Power. The realigned segment reporting structure reflects the manner in which our new CODM is managing our business.
In connection with the change in reportable segments, and in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, “Intangibles - Goodwill and Other,” we reallocated goodwill among certain of our reporting units based on the respective fair value of such reporting units.
See Note 5 for additional information regarding our realigned segment reporting structure and Note 8 regarding the goodwill and intangible assets of our reportable segments.

Restatement of Previously Reported Financial Information — Certain of our businesses develop software to be sold, with the related eligible costs capitalized once technological feasibility is established. In the third quarter of 2015, we determined that for certain costs capitalized in previous years, technological feasibility had not been established; thus, these costs, which total $5.4, should have been expensed when incurred.
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
In addition, during the third quarter of 2015, we identified a misstatement in deferred income tax liabilities of $4.3 that represented an understatement of income tax expense for the year ended December 31, 2014 of $2.4, an overstatement of income tax expense in 2013 of $1.2, and an understatement of income tax expense for years prior to 2010 of $3.1.
We have evaluated the effects of the above misstatements on our consolidated financial statements for each of these years in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements,” and concluded that none of these years are materially misstated. To correct these misstatements within the accompanying consolidated financial statements, and as permitted by SAB Topic 1.N, we have reduced retained earnings, SPX’s shareholders’ equity, and total equity by $4.4 as of December 31, 2012. Within the accompanying consolidated financial statements, we also have decreased income from continuing operations for the years ended December 31, 2014 and December 31, 2013 by $4.5 and $0.3, respectively. See Note 18 for the impact of these corrections on previously reported amounts for the years ended December 31, 2014 and 2013, and as of December 31, 2014 and Note 17 for the impact of these corrections on previously reported amounts for each of the quarterly periods in 2014.
There were no corrections required to the results for 2015.
Change in Par Value of Common Stock — On May 14, 2015, we amended our Certificate of Incorporation to reduce the par value of all shares of common stock from $10.00 to $0.01 per share. Our common stock and paid-in capital accounts, as presented in the accompanying consolidated balance sheets and consolidated statements of equity, reflect the change in par value.
Significant Accounting Policies
Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of shareholders' equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in "Other income (expense), net," with the related net losses totaling $9.4, $4.5 and $9.8 in 2015, 2014 and 2013, respectively.
        Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
        Revenue Recognition — We recognize revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or upon receipt by the customer (e.g., FOB destination), in accordance with the agreed upon customer terms. Revenues from service contracts and long-term maintenance arrangements are recognized on a straight-line basis over the agreement period. Sales with FOB destination terms are primarily to power transformer customers. Sales to distributors with return rights are recognized upon shipment to the distributor with expected returns estimated and accrued at the time of sale. The accrual considers restocking charges for returns and in some cases the distributor must issue a replacement order before the return is authorized. Actual return experience may vary from our estimates. We recognize revenues separately for arrangements with multiple deliverables that meet the criteria for separate units of accounting as defined by the Revenue Recognition Topic of the Codification. The deliverables under these arrangements typically include hardware and software components, installation, maintenance, extended warranties and software upgrades. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price of the product or service when it is sold separately, competitor prices for similar products or our best estimate. The hardware and software components are usually recognized as revenue contemporaneously, as both are required for essential functionality of the products, with the installation being recognized upon completion. Revenues related to maintenance, extended warranties and software upgrades are recognized on a pro-rata basis over the coverage period.
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
In addition, certain of our businesses, primarily within the Power reportable segment, also recognize revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We recognize revenues for similar short-term contracts using the completed-contract method of accounting.
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
We recognized $485.3, $633.3 and $731.0 in revenues under the percentage-of-completion method for the years ended December 31, 2015, 2014 and 2013, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2015 and 2014 were as follows:

	2015	2014
Costs incurred on uncompleted contracts	$1,338.4	$1,326.4
Estimated earnings to date	66.4	167.2
	1,404.8	1,493.6
Less: Billings to date	(1,414.8)	(1,493.9)
Billings in excess of costs and estimated earnings	$(10.0)	$(0.3)
These amounts are included in the accompanying consolidated balance sheets at December 31, 2015 and 2014 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2015	2014
Costs and estimated earnings in excess of billings(1)	$106.3	$95.5
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(116.3)	(95.8)
Net billings in excess of costs and estimated earnings	$(10.0)	$(0.3)
___________________________________________________________________

(1)	Reported as a component of "Accounts receivable, net."

(2)	Reported as a component of "Accrued expenses."
        Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $9.9 and $4.1 as of December 31, 2015 and 2014, respectively. Capitalized software amortization expense totaled $0.2 million, $0.5 million and $0.6 million for 2015, 2014 and 2013, respectively. We expensed research activities relating to the development and improvement of our products of $30.4, $32.2 and $32.0 in 2015, 2014 and 2013, respectively.
        Property, Plant and Equipment — Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $34.0, $37.7 and $39.9 for the years ended December 31, 2015, 2014 and 2013, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2015, 2014 or 2013.
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
Cash flows from hedging activities are included in the same category as the items being hedged, which are primarily operating activities.

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

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	$14.8	$24.7	$26.9
Allowances provided	14.1	16.2	19.4
Write-offs, net of recoveries, credits issued and other	(18.7)	(26.1)	(21.6)
Balance at end of year	$10.2	$14.8	$24.7
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
Goodwill and Indefinite-Lived Intangible Assets — We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 8 for further information, including discussion of impairment charges recorded in 2015 and 2014.

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2015 and 2014.

	December 31,
	2015	2014
Employee benefits	$83.8	$96.2
Unearned revenue(1)	193.3	170.9
Warranty	20.3	20.8
Other(2)	131.6	152.3
Total(3)	$429.0	$440.2
___________________________________________________________________

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

(3)
The balance at December 31, 2015 includes $25.3 related to our dry cooling business. As indicated in Note 1, on November 20, 2015, we entered into an agreement to sell the dry cooling business. As a result, the assets and liabilities of the dry cooling business have been classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

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
        Risk Management Matters — We are subject to claims associated with risk management matters (e.g., product liability, predominately associated with alleged exposure to asbestos-containing materials, general liability, automobile, and workers’ compensation claims). The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. We also have recorded insurance recovery assets associated with the asbestos product liability matters. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. In addition, we are self-insured for certain of our workers' compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. See Note 14 for additional details.
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

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	$37.5	$34.7	$36.8
Provisions	18.8	21.4	17.8
Usage	(16.1)	(17.8)	(20.1)
Currency translation adjustment	(0.6)	(0.8)	0.2
Balance at end of year	39.6	37.5	34.7
Less: Current portion of warranty	20.3	20.8	22.2
Non-current portion of warranty	$19.3	$16.7	$12.5
__________________________________________________________________
        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Income taxes payable" and "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset based on all available evidence, we establish a valuation allowance.
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
In March 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to guidance to resolve the diversity in practice relating to a parent entity's accounting for the cumulative translation adjustment ("CTA") upon derecognition of foreign subsidiaries or groups of assets. The amendment requires that any CTA related to the parent entity's investment in a foreign entity be released into earnings when a sale or transfer of the foreign subsidiary or group of assets results in the complete or substantially complete liquidation of the foreign entity. This amendment is effective for interim and annual reporting periods beginning after December 15, 2013, and must be applied prospectively. We adopted this guidance on January 1, 2014, with no material impact on our consolidated financial statements.
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
In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We currently are evaluating the effect that this new standard will have on our consolidated financial statements.
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
In April 2015, the FASB issued an amendment to existing guidance that, among other changes, permits an entity that has a significant event in an interim period that requires a remeasurement of defined benefit plan assets and obligations to remeasure such assets and obligations using the month-end date that is closest to the date of the significant event, rather than the date of the plan event. Under the amended guidance, the month-end remeasurement of defined benefit plan assets and obligations that is closest to the date of the significant event should be adjusted to reflect any effects of the significant event, to the extent those effects are not captured in the month-end measurement. An entity is required to disclose its accounting policy election and the dates used to measure defined benefit plan assets and obligations in accordance with the provisions of this amended guidance. Although earlier application is permitted, the amendment is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied prospectively. We early adopted the provisions of this amendment during the third quarter of 2015 in connection with an amendment to certain of our U.S. pension plans during the period. See Note 10 for additional information on the adoption of this amendment and the impact on our consolidated financial statements.

In November 2015, the FASB issued an amendment to existing guidance that simplifies the presentation of deferred income taxes. The amended guidance requires that deferred tax assets and liabilities be classified as non-

current in a statement of financial position. Although earlier application is permitted, the amendment is effective for interim and annual reporting periods beginning after December 15, 2016, with prospective or retrospective adoption permitted. We early adopted the amendment, on a prospective basis, resulting in the classification of our deferred tax assets and deferred tax liabilities as non-current within the accompanying consolidated balance sheet as of December 31, 2015. The adoption had no impact on the amounts within the accompanying consolidated balance sheet as of December 31, 2014.
(4) Discontinued Operations and Assets and Liabilities Held for Sale
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying consolidated statements of operations and consolidated statements of cash flows. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the years ended December 31, 2015 (1), 2014 and 2013 are shown below:

	Year ended December 31,
	2015 (1)	2014	2013
Revenues	$1,775.1	$2,768.4	$2,804.5
Costs and expenses:
Costs of products sold	1,179.3	1,831.0	1,906.9
Selling, general and administrative (2)	368.2	507.8	522.4
Intangible amortization	17.7	26.1	27.2
Impairment of intangible assets	15.0	11.7	6.7
Special charges	41.2	13.8	14.4
Other income (expense), net (3)	1.3	(1.9)	(5.5)
Interest expense, net	(32.6)	(41.1)	(41.7)
Income before taxes	122.4	335.0	279.7
Income tax provision	(43.0)	(75.5)	(78.2)
Income from discontinued operations	79.4	259.5	201.5
Less: Net income (loss) attributable to noncontrolling interest	(0.9)	(2.2)	1.7
Income from discontinued operations attributable to shareholders	$80.3	$261.7	$199.8

(1)
Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

(2)	Includes $30.8 and $3.5 for the years ended December 31, 2015 and December 31, 2014, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.

(3)
Includes, for the year ended December 31, 2014, $5.0 of costs incurred to obtain the consents required of the holders of our 6.875% senior notes to amend certain provisions of the indenture governing such senior notes, with such consent obtained in connection with the Spin-Off.

The assets and liabilities of SPX FLOW have been reclassified to assets and liabilities of discontinued operations as of December 31, 2014. The components of SPX FLOW’s assets and liabilities as of December 31, 2014 are shown below:

ASSETS:
Cash and equivalents	$190.4
Accounts receivable, net	593.9
Inventories, net	330.4
Other current assets	106.5
Assets of discontinued operations - current	1,221.2
Property, plant and equipment, net	433.0
Goodwill	1,081.0
Intangibles, net	659.3
Other assets	101.4
Assets of discontinued operations - non current	2,274.7
Total assets - discontinued operations	$3,495.9

LIABILITIES:
Accounts payable	$252.0
Accrued expenses	452.1
Income taxes payable	35.4
Short-term debt and current maturities of long-term debt	26.3
Liabilities of discontinued operations - current	765.8
Long-term debt	610.3
Other long-term liabilities (includes $227.1 of "Deferred and other income taxes")	421.9
Liabilities of discontinued operations - non current	1,032.2
Total liabilities - discontinued operations	$1,798.0
The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2015 (1)	2014	2013
Non-cash items included in income from discontinued operations
Depreciation and amortization	$44.3	$65.8	$69.9
Impairment of intangible assets	15.0	11.7	6.7
Capital expenditures	43.1	40.7	23.4
Payment of capital lease obligation	—	60.8	—

(1)	Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
Transition Services Agreement - On September 26, 2015 in connection with the Spin-Off, we entered into a transition services agreement with SPX FLOW, under which SPX FLOW or certain of its subsidiaries provide us, and we provide SPX FLOW or certain of its subsidiaries, with certain services to help ensure an orderly transition following the Spin-Off (the "Transition Services Agreement"). The services we agreed to provide to SPX FLOW include information technology, human resources, finance and financial reporting, and other administrative services. The services SPX FLOW has agreed to provide to us include information technology, human resources, finance and financial reporting, tax compliance, facility access and other administrative services. The charges for these services are intended to allow SPX FLOW or us, as applicable, to recover the direct and indirect costs incurred in providing such services. The Transition Services Agreement generally provides for a term of services starting at the Spin-Off date and continuing for a period of up to twelve months following the Spin-Off. Other than with respect to certain fixed-term pass-through services, the applicable recipient of services may terminate any transition services it is receiving upon thirty days' prior notice to the other party, with any extension or renewal of the Transition Services Agreement or the services provided thereunder requiring mutual agreement between SPX FLOW and us.
Other Agreements with SPX FLOW - In connection with the Spin-Off, we entered into other definitive agreements with SPX that, among other matters, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with SPX FLOW after the Spin-Off, including the following:

•	Separation and Distribution Agreement

•	Tax Matters Agreement

•	Employee Matters Agreement

•	Trademark License Agreement
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement between us and SPX FLOW, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2015, no indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us is not material to our consolidated financial results for the year ended December 31, 2015.
We also entered into a five-year agreement with SPX FLOW to lease office space for our corporate headquarters. Annual lease costs associated with the agreement are $2.1.
Other Discontinued Operations Activity
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
        Dielectric — Sold assets of the business during 2013 for cash consideration of $4.7, resulting in a gain of less than $0.1.
        Kayex — Closed the business during 2013. We recorded a gain, net of taxes, of $1.3 during 2013 associated primarily with a gain on the sale of a perpetual license related to certain of the business's intangible assets, which was partially offset by a loss related to severance costs and asset impairment charges. Proceeds from the sale of the perpetual license totaled $6.9.
In addition to the businesses discussed above, we recognized net losses of $5.2, $1.1 and $5.3 during 2015, 2014 and 2013, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2013.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As such, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2015, 2014 and 2013, selected information regarding the results of operations of our businesses included in discontinued operations, other than SPX FLOW, was as follows:

	Year ended December 31,
	2015	2014	2013
Revenues	$—	$27.7	$148.9
Pre-tax income (loss)	—	(6.1)	7.0
Income (loss) from discontinued operations, net	—	(5.0)	5.3
For the years ended December 31, 2015, 2014 and 2013, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2015 (1)	2014	2013
SPX FLOW
Income from discontinued operations	$122.4	$335.0	$279.7
Income tax provision	(43.0)	(75.5)	(78.2)
Income from discontinued operations, net	79.4	259.5	201.5

All other
Income (loss) from discontinued operations	(8.6)	22.1	3.6
Income tax (provision) benefit	3.4	(13.8)	(2.3)
Income (loss) from discontinued operations, net	(5.2)	8.3	1.3

Total
Income from discontinued operations	113.8	357.1	283.3
Income tax provision	(39.6)	(89.3)	(80.5)
Income from discontinued operations, net	$74.2	$267.8	$202.8

(1)
Represents amounts for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

Agreement for Sale of Dry Cooling Business
As indicated in Note 1, on November 20, 2015, we entered into an agreement for the sale of our dry cooling business. The assets and liabilities of our dry cooling business are presented as "held for sale" within the accompanying consolidated balance sheet as of December 31, 2015. We do not expect a material gain or loss to result from the sale. The major classes of assets and liabilities held for sale as of December 31, 2015 are shown below:

Assets:
Accounts receivable, net	$49.2
Inventories, net	12.9
Other current assets	13.9
Property, plant and equipment, net	3.3
Goodwill	10.7
Intangibles, net	8.3
Other assets	8.8
Assets held for sale	$107.1
Liabilities:
Accounts payable	$13.7
Accrued expenses	25.3
Other long-term liabilities	2.3
Liabilities held for sale	$41.3

(5)    Information on Reportable Segments
We are a global supplier of highly specialized, engineered solutions with operations in approximately 20 countries and sales in over 100 countries around the world.
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

HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as boilers, comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment primarily serves a North American customer base.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe and Asia.
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
Financial data for our reportable segments for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Revenues:
HVAC segment	$529.1	$535.7	$497.3
Detection and Measurement segment	232.3	244.4	271.3
Power segment (1)	957.9	1,172.6	1,200.2
Consolidated revenues	$1,719.3	$1,952.7	$1,968.8
Income (loss):
HVAC segment	$80.2	$69.4	$66.6
Detection and Measurement segment (2)	46.0	55.2	72.6
Power segment (1)	(110.5)	5.0	34.6
Total income for segments	15.7	129.6	173.8
Corporate expense	100.8	131.7	136.2
Pension and postretirement expense (income)	18.9	106.1	(22.6)
Stock-based compensation expense	34.5	33.1	26.5
Impairment of goodwill and other long-term assets	13.7	28.9	—
Special charges, net	17.8	9.3	17.9
Consolidated operating income (loss)	$(170.0)	$(179.5)	$15.8
Capital expenditures:
HVAC segment	$2.3	$4.3	$3.2
Detection and Measurement segment	1.2	2.3	1.7
Power segment	10.0	8.2	11.4
General corporate	4.4	5.6	15.8
Total capital expenditures	$17.9	$20.4	$32.1

	2015	2014	2013
Depreciation and amortization:
HVAC segment	$4.6	$4.5	$4.5
Detection and Measurement segment	2.8	2.7	2.3
Power segment	22.9	25.5	29.1
General corporate	8.9	10.7	9.8
Total depreciation and amortization	$39.2	$43.4	$45.7
Identifiable assets:
HVAC segment	$623.0	$684.8	$651.9
Detection and Measurement segment	256.5	217.1	212.6
Power segment	928.6	1,047.4	1,122.6
General corporate	373.2	449.1	1,025.9
Discontinued operations	—	3,495.9	3,838.7
Total identifiable assets	$2,181.3	$5,894.3	$6,851.7
Geographic Areas:
Revenues: (3)
United States	$1,255.4	$1,302.6	$1,286.1
Germany	121.6	171.2	175.7
China	92.8	140.9	83.7
South Africa	54.2	109.2	234.2
United Kingdom	69.6	69.2	58.9
Other	125.7	159.6	130.2
	$1,719.3	$1,952.7	$1,968.8
Tangible Long-Lived Assets:
United States	$837.9	$796.9	$905.0
Other	76.2	64.0	50.1
Long-lived assets of continuing operations	914.1	860.9	955.1
Long-lived assets of discontinued operations	—	534.4	698.3
Total tangible long-lived assets	$914.1	$1,395.3	$1,653.4
___________________________________________________________________

(1)
As further discussed in Note 14, during the third quarter of 2015, we made revisions to our estimates of expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $57.2 and $95.0, respectively, during the third quarter of 2015. During the fourth quarter of 2014, we reduced the revenues and profits on our large power projects in South Africa by $25.0 due to schedule delays and financial challenges faced by certain of our subcontractors.

As of December 31, 2015, certain of these projects had cumulative losses. During the years ended December 31, 2015 and 2014, we recorded losses of approximately $105.0 and 9.2, respectively, related to these projects. There were no losses recorded on these projects during the year ended December 31, 2013.

(2)
As further discussed in Notes 1 and 18, we identified certain misstatements associated with previously reported amounts. To correct these misstatements, and as permitted by SAB Topic 1.N, we have restated prior period consolidated financial statements included herein, including a reduction of segment income of $0.9 and $2.4 for the years ended December 31, 2014 and 2013, when compared to the amounts previously reported.

(3)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(6)    Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $17.8 in 2015, $9.3 in 2014 and $17.9 in 2013. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.

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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2015, 2014 and 2013 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2015	2014	2013
Employee termination costs	$16.0	$8.7	$17.3
Facility consolidation costs	1.4	0.3	—
Other cash costs, net	0.1	0.3	0.3
Non-cash asset write-downs	0.3	—	0.3
Total	$17.8	$9.3	$17.9
2015 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.9	$0.1	$(0.2)	$0.3	$1.1
Detection and Measurement segment	0.9	—	—	—	0.9
Power segment	13.1	1.3	0.3	—	14.7
Corporate	1.1	—	—	—	1.1
Total	$16.0	$1.4	$0.1	$0.3	$17.8
HVAC Segment — Charges for 2015 related primarily to severance and other costs associated with facility consolidation efforts in Asia Pacific. These actions resulted in the termination of 44 employees.
Detection and Measurement Segment — Charges for 2015 related primarily to severance and other costs associated with restructuring initiatives at the segment’s specialty lighting and bus fare collection businesses. These actions resulted in the termination of 21 employees.
Power Segment — Charges for 2015 related primarily to severance and other costs associated with the continuation of restructuring actions at the segment’s power generation businesses in order to reduce the cost base of the businesses in response to reduced demand for coal and nuclear power products and services in Europe. Once completed, these restructuring activities are expected to result in the termination of approximately 275 employees.
Corporate — Charges for 2015 related primarily to severance costs incurred in connection with the Spin-Off.
Expected charges still to be incurred under actions approved as of December 31, 2015 are approximately $1.0.

2014 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.7	$0.2	$—	$—	$0.9
Detection and Measurement segment	1.2	—	—	—	1.2
Power segment	6.1	0.1	0.3	—	6.5
Corporate	0.7	—	—	—	0.7
Total	$8.7	$0.3	$0.3	$—	$9.3
HVAC Segment — Charges for 2014 related primarily to severance and other costs associated with the restructuring of a regional sales organization within the segment's boiler products business. These actions resulted in the termination of 13 employees.
Detection and Measurement Segment — Charges for 2014 related primarily to severance and other costs associated with restructuring initiatives at various businesses within the segment. These actions resulted in the termination of 18 employees.
Power Segment — Charges for 2014 related primarily to severance and other costs associated with the closure of a facility in China and various restructuring activities in Germany. These actions resulted in the termination of 42 employees.
Corporate — Charges for 2014 related primarily to costs associated with our efforts to better align our corporate overhead structure with the new operational alignment that was implemented in the second half of 2013.
2013 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.6	$—	$—	$—	$0.6
Detection and Measurement segment	0.5	—	0.1	—	0.6
Power segment	16.1	—	—	—	16.1
Corporate	0.1	—	0.2	0.3	0.6
Total	$17.3	$—	$0.3	$0.3	$17.9
HVAC Segment — Charges for 2013 related primarily to severance and other costs associated with restructuring initiatives in Asia Pacific and the U.S.
Detection and Measurement Segment — Charges for 2013 related primarily to severance and other costs associated with a restructuring initiative at the segment’s bus fare collections business. These actions resulted in the termination of 16 employees.
Power Segment — Charges for 2013 related primarily to severance and other costs associated with various restructuring activities in Germany. These actions resulted in the termination of 303 employees.
Corporate — Charges for 2013 related primarily to costs associated with the early termination of two building leases and an asset impairment charge of $0.3.

The following is an analysis of our restructuring liabilities for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Balance at beginning of year	$5.1	$8.9	$4.6
Special charges(1)	17.5	9.3	22.0
Utilization — cash(2)	(10.9)	(13.2)	(18.0)
Currency translation adjustment and other	(0.4)	0.1	0.3
Balance at the end of year	$11.3	$5.1	$8.9
___________________________________________________________________

(1)
The years ended December 31, 2015, 2014 and 2013 included $0.0, $0.0 and $4.4, respectively, of charges that related to discontinued operations for which we have retained the related liabilities, and excluded $0.3, $0.0 and $0.3, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.

(2)	The years ended December 31, 2015, 2014 and 2013 included $0.0, $0.6 and $3.6 of cash utilized to settle retained liabilities of discontinued operations.
(7)    Inventories, Net
Inventories at December 31, 2015 and 2014 comprised the following:

	December 31,
	2015	2014
Finished goods	$58.4	$40.0
Work in process	58.2	59.5
Raw materials and purchased parts	79.4	80.0
Total FIFO cost	196.0	179.5
Excess of FIFO cost over LIFO inventory value	(12.4)	(12.1)
Total inventories(1)	$183.6	$167.4

(1)
The balance at December 31, 2015 includes $12.9 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out ("LIFO") method. These inventories were approximately 46% and 42% of total inventory at December 31, 2015 and 2014, respectively. Other inventories are valued using the first-in, first-out ("FIFO") method.

(8)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2015, were as follows:

	December 31, 2014	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation	December 31, 2015
HVAC segment
Gross goodwill	$267.5	$—	$—	$(6.2)	$261.3
Accumulated impairments	(147.9)	—	—	2.7	(145.2)
Goodwill	119.6	—	—	(3.5)	116.1
Detection and Measurement segment
Gross goodwill	220.2	—	—	(1.1)	219.1
Accumulated impairments	(139.1)	—	—	1.1	(138.0)
Goodwill	81.1	—	—	—	81.1
Power segment
Gross goodwill	417.2	—	—	(11.9)	405.3
Accumulated impairments	(243.5)	—	(13.7)	8.2	(249.0)
Goodwill(1)	173.7	—	(13.7)	(3.7)	156.3
Total
Gross goodwill	904.9	—	—	(19.2)	885.7
Accumulated impairments	(530.5)	—	(13.7)	12.0	(532.2)
Goodwill(1)	$374.4	$—	$(13.7)	$(7.2)	$353.5

(1)
The balance at December 31, 2015 includes $10.7 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2014, were as follows:

	December 31, 2013	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation	December 31, 2014
HVAC segment
Gross goodwill	$275.2	$—	$—	$(7.7)	$267.5
Accumulated impairments	(150.6)	—	—	2.7	(147.9)
Goodwill	124.6	—	—	(5.0)	119.6
Detection and Measurement segment
Gross goodwill	222.7	—	—	(2.5)	220.2
Accumulated impairments	(140.5)	—	—	1.4	(139.1)
Goodwill	82.2	—	—	(1.1)	81.1
Power segment
Gross goodwill	426.2	—	—	(9.0)	417.2
Accumulated impairments	(248.9)	—	—	5.4	(243.5)
Goodwill	177.3	—	—	(3.6)	173.7
Total
Gross goodwill	924.1	—	—	(19.2)	904.9
Accumulated impairments	(540.0)	—	—	9.5	(530.5)
Goodwill	$384.1	$—	$—	$(9.7)	$374.4
Identifiable intangible assets were as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$25.4	$(9.5)	$15.9	$25.4	$(8.2)	$17.2
Technology(1)	40.7	(25.2)	15.5	42.1	(23.7)	18.4
Patents	4.6	(4.6)	—	4.6	(4.6)	—
Other	14.2	(8.1)	6.1	14.2	(7.5)	6.7
	84.9	(47.4)	37.5	86.3	(44.0)	42.3
Trademarks with indefinite lives(1)	125.0	—	125.0	126.9	—	126.9
Total	$209.9	$(47.4)	$162.5	$213.2	$(44.0)	$169.2

(1)
The balance at December 31, 2015 includes $2.4 and $5.9, respectively, related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

Amortization expense was $5.2, $5.7 and $5.8 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated amortization expense related to these intangible assets is $4.9 in 2016, $4.2 in 2017, $4.2 in 2018, $2.8 in 2019, and $2.8 in 2020.
At December 31, 2015, the net carrying value of intangible assets with determinable lives consisted of $6.0 in the HVAC segment, $0.3 in the Detection and Measurement segment, and $31.2 in the Power segment. Trademarks with indefinite lives consisted of $89.2 in the HVAC segment, $11.3 in the Detection and Measurement segment, and $24.5 in Power segment.

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
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in 2015, we recorded an impairment charge of $13.7 relating to the Balcke Duerr reporting unit within our Power reportable segment, which represented all of Balcke Duerr's goodwill. Additionally, the estimated fair value of one reporting unit within our Power reportable segment exceeded the carrying value of its net assets by less than 10%, with the amount of goodwill for this reporting unit totaling $25.2 at December 31, 2015. The estimated fair value of such reporting unit was based in part on the expected proceeds from the sale of our dry cooling business (see Note 1). The estimated fair value of each of our other reporting units exceeds the carrying value of their respective net assets by at least 10%.
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year.
As indicated in Note 1, we understated a fourth quarter 2014 impairment charge relating to certain trademarks within our Power reportable segment by $2.5. We have corrected this misstatement in the accompanying consolidated financial statements by (i) increasing the impairment charge for the year ended December 31, 2014 to $10.9 (from the $8.4 originally reported) and (ii) reducing “Intangibles, net” and Retained earnings” as of December 31, 2014 by $2.5.
In addition to the aforementioned charge of $10.9, we recorded an impairment charge during the fourth quarter of 2014 of $18.0 related to our Cooling Power reporting unit's investment in the Shanghai Electric joint venture. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.
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
On January 7, 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to "Other income (expense), net" and there were no equity earnings related to this investment during 2014.
EGS's results of operations and selected other information for its fiscal year ended September 30, 2013 were as follows:

Revenues	$517.5
Gross profit	223.3
Income from continuing operations	89.4
Net income	89.4
Capital expenditures	13.3
Depreciation and amortization	11.0
Dividends received by SPX	30.3
Undistributed earnings attributable to SPX Corporation	20.0
SPX's equity earnings in EGS	41.9
The financial position, results of operations and cash flows of our other equity method investments are not material, individually or in the aggregate, in relation to our consolidated financial statements.
(10)    Employee Benefit Plans
Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. Of the U.S. employees covered by a defined benefit pension plan and actively accruing a benefit, most are part of a collectively bargained plan.
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
Transfers of Retiree Pension Obligations and Lump-Sum Offer — In 2013, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.S. Pension Plan (the "U.S. Plan") to Massachusetts Mutual Life Insurance Company ("Mass Mutual"). Under the agreement, Mass Mutual irrevocably assumed the obligation to make future pension payments to the approximately 16,000 retirees of the U.S. Plan beginning in the second quarter of 2014. The U.S. Plan paid Mass Mutual $663.7 in 2013 to assume obligations totaling approximately $609.0. The partial annuitization of the U.S. Plan resulted in a settlement gain of $4.8, which has been included in net periodic pension benefit expense for 2013. During 2014 the above settlement gain was increased by an additional $4.8 due to refunds by Mass Mutual to the U.S. Plan, with such gain included in net periodic pension benefit expense for 2014. Additionally, during a designated election period in the first quarter of 2014, we offered approximately 7,100 eligible former employees a voluntary lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. Approximately 38%, or $165.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments made to those who accepted the offer. These payments were made during the first quarter of 2014. In connection with the lump-sum payment action, a settlement loss and an actuarial loss of $4.6 and $14.8, respectively,were recorded to net periodic pension benefit expense, with the actuarial loss resulting from the remeasurement of the assets and obligations of the U.S. Plan.
In the fourth quarter of 2014, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.K. Pension Plan (the "U.K. Plan") to Just Retirement Limited ("Just Retirement"). Under the agreement, Just Retirement irrevocably assumed the obligation to make future pension payments to the approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015. The U.K. Plan paid Just Retirement 79.2 British Pounds ("GBP") ($123.3 equivalent) in the fourth quarter of 2014 to assume obligations totaling approximately GBP 68.0 ($105.8 equivalent). The partial annuitization of the U.K. Plan resulted in a settlement loss of $15.0, which was included in net periodic pension benefit expense for 2014.
On July 14, 2015, we amended the U.S. Plan and the Supplemental Individual Account Retirement Plan (‘‘SIARP’’) to freeze all benefits for active non-union participants. The amendment resulted in a curtailment gain of $5.1. In connection with the amendment, we remeasured the assets and liabilities of the U.S. Plan and the SIARP as of June 30, 2015, which resulted in a charge to net periodic pension benefit expense of $11.4, which has been included in net periodic pension benefit expense for 2015.

Defined Benefit Pension Plans
Plan assets — Our investment strategy is based on the long-term growth and protection of principle while mitigating overall risk to ensure that funds are available to pay benefit obligations. The domestic plan assets are invested in a broad range of investment classes, including fixed income securities and domestic and international equities. We engage various investment managers who are regularly evaluated on long-term performance, adherence to investment guidelines and the ability to manage risk commensurate with the investment style and objective for which they were hired. We continuously monitor the value of assets by class and routinely rebalance our portfolio with the goal of meeting our target allocations.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2015 or 2014.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2015 and 2014, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2015	2014	2015
Fixed income common trust funds	54%	53%	49%
Commingled global fund allocation	16%	12%	18%
Corporate bonds	13%	12%	12%
Global equity common trust funds	11%	11%	10%
Global equities	—	4%	5%
U.S. Government securities	3%	4%	4%
Short-term investments(1)	2%	3%	—
Other(2)	1%	1%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)	Assets included in this class at December 31, 2015 and 2014 are comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2015	2014	2015
Global equity common trust funds	35%	71%	45%
Fixed income common trust funds	8%	8%	31%
Non-U.S. Government securities	17%	15%	23%
Short-term investments(1)	40%	6%	1%
Total	100%	100%	100%
___________________________________________________________________

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts. As of December 31, 2015, and in connection with a transition to a new investment advisor, the UK Plan had a significant amount of its assets invested in short-term investments. Following the engagement of the new investment advisor for the UK Plan, we anticipate that asset allocations for the UK Plan and aggregate asset allocations for our foreign plans will be more in-line with targeted allocations.

The fair values of pension plan assets at December 31, 2015, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds(1)	$163.4	$13.2	$150.2	$—
Corporate bonds	36.0	—	36.0	—
Non-U.S. Government securities	27.4	—	27.4	—
U.S. Government securities	8.8	—	8.8	—
Equity securities:
Global equity common trust funds(2)	89.0	13.6	75.4	—
Alternative investments:
Commingled global fund allocations(3)	45.4	22.8	22.6	—
Other:
Short-term investments(4)	71.7	14.2	57.5	—
Other(5)	1.0	—	—	1.0
Total	$442.7	$63.8	$377.9	$1.0

The fair values of pension plan assets at December 31, 2014, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds(1)	$178.2	$15.1	$163.1	$—
Corporate bonds	36.5	36.5	—	—
U.S. Government securities	28.5	—	28.5	—
Non-U.S. Government securities	12.0	12.0	—	—
Equity securities:
Global equity common trust funds(2)	162.8	15.0	142.9	4.9
Global equities:
Finance	2.1	2.1	—	—
Capital equipment	1.9	1.9	—	—
Consumer goods	1.7	1.7	—	—
Materials	1.6	1.6	—	—
Services	0.8	0.8	—	—
Energy	0.2	0.2	—	—
Miscellaneous	4.6	4.6	—	—
Alternative investments:
Commingled global fund allocations(3)	36.3	10.5	25.8	—
Other:
Short-term investments(4)	19.7	19.7	—	—
Other(5)	5.5	0.3	—	5.2
Total	$492.4	$122.0	$360.3	$10.1

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

Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $5.5 and $7.0 at December 31, 2015 and 2014, respectively, and have been included within Level 2 of the fair value hierarchy in the tables above.
During 2015, the balance of our Corporate bonds and US Government securities asset classes were transferred from Level 1 to Level 2 of the fair value hierarchy (the fair value of these asset classes were $44.8 and $48.5 at December 31, 2015 and 2014, respectively). During 2014, there were no significant transfers between Level 1 and Level 2 of the fair value hierarchy. It is our policy to recognize transfers between levels of the fair value hierarchy at the beginning of the fiscal year.
The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2015 and 2014:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2013	$6.8	$—	$—	$6.4	$13.2
Unrealized gains relating to instruments still held at period end	0.2	—	—	—	0.2
Sales	(2.1)	—	—	(1.2)	(3.3)
Balance at December 31, 2014	4.9	—	—	5.2	10.1
Spin-Off of SPX FLOW	—	—	—	(4.1)	(4.1)
Transfer from Level 3 to Level 2 assets	(4.9)	—	—	—	(4.9)
Sales	—	—	—	(0.1)	(0.1)
Balance at December 31, 2015	$—	$—	$—	$1.0	$1.0
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2015, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $12.3 to our non-qualified domestic pension plans. In 2016, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $9.8 to our non-qualified domestic pension plans.
Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2015, we made contributions of $6.3 to our foreign plans that are funded, which included $5.6 of contributions that relate to businesses that have been classified as discontinued operations. In addition, we made direct benefit payments of $2.3 to our foreign plans that are unfunded, including $2.0 associated with plans that were transferred to SPX FLOW upon the Spin-Off. In 2016, we expect to make minimum required funding contributions of $2.2, including $1.8 of contributions that relate to businesses that have been classified as discontinued operations, and $0.3 of direct benefit payments to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2015, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2015 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated future benefit payments: (Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2016	$55.7	$4.6
2017	22.0	5.0
2018	22.2	5.6
2019	21.9	6.5
2020	23.5	6.4
Subsequent five years	111.7	34.6
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined unfunded status of our pension plans as of December 31, 2015 has decreased since December 31, 2014, primarily as a result of (i) a transfer to SPX FLOW of the obligation of the "Top Management Plan" related to SPX FLOW executive officers, (ii) higher discount rates being used to value the domestic and foreign plans and (iii) changes in mortality rate assumptions used to value the domestic plans in 2015 compared to 2014, partially offset by lower returns on plan assets in 2015. Our non-funded pension plans account for $85.7 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans' funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$455.3	$568.8	$239.6	$335.6
Spin-Off of SPX FLOW (1)	(64.5)	—	(60.1)	—
Service cost	2.5	7.1	1.3	2.6
Interest cost	16.5	19.9	7.7	13.8
Employee contributions	—	—	—	0.1
Actuarial losses (gains)	(9.2)	59.5	(6.1)	55.3
Settlements (2)	(6.0)	(160.4)	—	(127.7)
Curtailment gain (3)	(5.1)	—	—	—
Plan amendment	(0.9)	—	—	(0.2)
Benefits paid	(17.5)	(39.6)	(12.1)	(16.0)
Foreign exchange and other	—	—	(14.6)	(23.9)
Projected benefit obligation — end of year (4)	$371.1	$455.3	$155.7	$239.6
___________________________________________________________________

(1)	Represents the transfer to SPX FLOW of the "Top Management Plan" obligation related to SPX FLOW's executive officers and the impact of transferring foreign defined benefit plans sponsored by SPX FLOW.

(2)
Settlements for the U.S. Plan in 2014 include (i) $165.2 paid to participants who accepted the voluntary lump-sum payment option offered in the first quarter of 2014, net of (ii) $4.8 refunded by Mass Mutual to the U.S. Plan in 2014 in connection with the partial settlement of the U.S. Plan in 2013. Settlements of the U.K. Plan in 2014 include GBP 79.2 ($123.3 equivalent) that the U.K. Plan paid Just Retirement to irrevocably assume the obligation to make future pension payments to approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015 and other lump-sum settlements of GBP 2.8 ($4.4 equivalent) paid to participants in connection with provisions of the U.K. Plan.

(3)	Represents a curtailment gain recorded during the third quarter of 2015 in connection with the amendment of the U.S. Plan and SIARP previously noted.

(4)
The Domestic Pension Plans' and the Foreign Pension Plans' balance at December 31, 2014 includes $62.0, and $59.4, respectively, of obligations that transferred to SPX FLOW at the time of the Spin-Off. As such, the $62.0 and $59.4, respectively, are included in "Liabilities of discontinued operations" within the accompanying consolidated balance sheet as of December 31, 2014.

	Domestic Pension Plans		Foreign Pension Plans
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets — beginning of year	$305.7	$467.3	$186.7	$303.1
Actual return on plan assets	(15.3)	28.1	(0.8)	32.9
Contributions (employer and employee)	12.3	10.3	5.5	10.8
Settlements	(6.0)	(160.4)	—	(127.7)
Benefits paid	(17.5)	(39.6)	(9.1)	(12.8)
Foreign exchange and other	—	—	(14.7)	(19.6)
Spin-Off of SPX FLOW	—	—	(4.1)	—
Fair value of plan assets — end of year	$279.2	$305.7	$163.5	$186.7
Funded status at year-end	(91.9)	(149.6)	7.8	(52.9)
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$3.3	$15.2	$15.6
Liabilities of discontinued operations - current	—	—	—	(2.1)
Accrued expenses	(9.6)	(10.3)	(0.3)	(0.3)
Liabilities of discontinued operations - non current	—	(62.0)	—	(57.3)
Other long-term liabilities	(82.3)	(80.6)	(7.1)	(8.8)
Net amount recognized	$(91.9)	$(149.6)	$7.8	$(52.9)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.9)	$(0.2)	$—	$(0.2)
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2015 and 2014:

	Domestic Pension Plans		Foreign Pension Plans
	2015	2014	2015	2014
Projected benefit obligation	$371.1	$153.9	$7.4	$118.6
Accumulated benefit obligation	370.8	151.0	7.4	115.4
Fair value of plan assets	279.2	1.0	—	50.1
The accumulated benefit obligation for all domestic and foreign pension plans was $370.8 and $155.7, respectively, at December 31, 2015 and $442.9 and $236.0, respectively, at December 31, 2014.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2015	2014	2013
Service cost	$2.5	$7.1	$7.6
Interest cost	16.5	19.9	45.6
Expected return on plan assets	(18.0)	(19.5)	(73.2)
Amortization of unrecognized prior service credits	(0.1)	—	—
Recognized net actuarial losses (gains)(1)	18.9	50.9	(3.3)
Total net periodic pension benefit expense (income)	$19.8	$58.4	$(23.3)
___________________________________________________________________

(1)	Consists primarily of our reported actuarial losses (gains), the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains.

Foreign Pension Plans

	Year ended December 31,
	2015	2014	2013
Service cost	$1.3	$2.6	$2.7
Interest cost	7.7	13.8	13.4
Expected return on plan assets	(9.7)	(17.6)	(17.6)
Settlement loss(1)	—	15.0	—
Recognized net actuarial losses(2)	3.8	25.0	8.2
Total net periodic pension benefit expense	3.1	38.8	6.7
Less: Net periodic pension expense of discontinued operations	(1.9)	(10.7)	(2.1)
Net periodic pension benefit expense of continuing operations	$1.2	$28.1	$4.6
___________________________________________________________________

(1)	Includes the settlement loss recorded in connection with the transfer of the pension obligation for the retirees of the U.K. Plan to Just Retirement.

(2)	Consists of our reported actuarial losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2015	2014	2013
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.09%	4.54%	3.85%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	5.75%	6.76%	7.25%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.24%	3.90%	4.77%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.68%	4.23%	4.35%
Rate of increase in compensation levels	4.00%	3.92%	3.91%
Expected long-term rate of return on assets	5.81%	5.78%	6.45%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.82%	3.31%	4.23%
Rate of increase in compensation levels	4.00%	3.87%	3.92%
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay as you go basis in the form of direct benefit payments or policy premium payments. In 2015, we made benefit payments of $9.4 (net of federal subsidies of $0.2) to our postretirement benefit plans. Following is a summary, as of December 31, 2015, of the estimated future benefit payments and expected federal subsidies for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments and federal subsidies are estimated based on the same assumptions used at December 31, 2015 to measure our obligations and include benefits attributable to estimated future employee service.

	Postretirement Payments, net of Subsidies	Postretirement Subsidies
2016	$12.3	$0.5
2017	11.6	0.5
2018	11.0	0.5
2019	10.4	0.5
2020	9.8	0.5
Subsequent five years	39.5	2.0
Obligations and Funded Status — The following tables show the postretirement plans' funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2015	2014
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$130.2	$131.5
Service cost	0.1	0.4
Interest cost	4.4	5.3
Actuarial losses (gains)	(4.0)	14.2
Benefits paid	(9.4)	(13.7)
Settlement gain	(1.8)	—
Transfer to SPX FLOW of the life insurance obligations related to SPX FLOW executive officers	(3.2)	—
Plan amendment and other	4.5	(7.5)
Accumulated postretirement benefit obligation — end of year(1)	$120.8	$130.2
Funded status at year-end	$(120.8)	$(130.2)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(12.0)	$(12.6)
Liabilities of discontinued operations - non current(1)	—	(3.1)
Other long-term liabilities	(108.8)	(114.5)
Net amount recognized	$(120.8)	$(130.2)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(6.7)	$(7.5)

(1)
Balance at December 31, 2014 includes $3.1 for life insurance obligations to executives that transferred to SPX FLOW at the time of the Spin-Off. Accordingly, the $3.1 is included in “Liabilities of discontinued operations - non current” within the accompanying consolidated balance sheet as of December 31, 2014.

The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2015	2014	2013
Service cost	$0.1	$0.4	$0.5
Interest cost	4.4	5.3	4.8
Amortization of unrecognized prior service credits	(0.8)	(0.3)	(1.4)
Settlement gain	(1.8)	—	—
Recognized net actuarial (gains) losses	(4.0)	14.2	(7.8)
Net periodic postretirement benefit expense (income)	$(2.1)	$19.6	$(3.9)
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2015	2014	2013
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.60%	6.79%	6.98%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024	2024
Discount rate used in determining net periodic postretirement benefit expense	3.53%	4.23%	3.37%
Discount rate used in determining year-end postretirement benefit obligation	3.88%	3.55%	4.23%
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
Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. Including the effects of recognizing actuarial gains and losses into earnings, a one percentage point increase in the assumed health care cost trend rate would have increased our estimated 2015 postretirement expense by $5.8, and a one percentage point decrease in the assumed health care cost trend rate would have decreased our estimated 2015 postretirement expense by $5.1.
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
Under the DC Plan, we contributed 0.434, 0.167 and 0.206 shares of our common stock to employee accounts in 2015, 2014 and 2013, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $10.2 in 2015, $10.3 in 2014 and $9.4 in 2013 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan ("SRSP"), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees' deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants' deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $20.0 and $26.0 at December 31, 2015 and 2014, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2015, 2014 and 2013, we recorded compensation expense of $0.7, $0.6 and $0.3, respectively, relating to our matching contributions to the SRSP.
(11)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2015	2014	2013
Income (loss) from continuing operations:
United States	$(14.2)	$366.2	$23.2
Foreign	(188.8)	(110.4)	(33.7)
	$(203.0)	$255.8	$(10.5)
(Provision for) benefit from income taxes:
Current:
United States	$10.9	$(200.1)	$116.2
Foreign	(3.3)	(16.5)	11.6
Total current	7.6	(216.6)	127.8
Deferred and other:
United States	(10.7)	95.7	(118.1)
Foreign	14.9	(18.8)	10.3
Total deferred and other	4.2	76.9	(107.8)
Total (provision) benefit	$11.8	$(139.7)	$20.0
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2015	2014	2013
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	(0.1)%	2.7%	7.2%
U.S. credits and exemptions	1.2%	(1.3)%	55.0%
Foreign earnings/losses taxed at lower rates	(10.6)%	9.4%	(6.1)%
Audit settlements with taxing authorities	0.5%	(4.6)%	3.9%
Adjustments to uncertain tax positions	(4.2)%	(1.6)%	10.5%
Changes in valuation allowance	(14.4)%	13.2%	50.9%
Tax on distributions of foreign earnings	(0.2)%	4.4%	18.3%
Goodwill impairment and basis adjustments	(1.8)%	(2.4)%	11.4%
Other	0.4%	(0.2)%	4.4%
	5.8%	54.6%	190.5%

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014 (1)
Deferred tax assets:
NOL and credit carryforwards	$85.3	$266.2
Pension, other postretirement and postemployment benefits	80.3	116.9
Payroll and compensation	28.8	67.5
Legal, environmental and self-insurance accruals	40.6	45.8
Working capital accruals	15.8	34.7
Other	21.1	49.5
Total deferred tax assets	271.9	580.6
Valuation allowance	(70.9)	(152.9)
Net deferred tax assets	201.0	427.7
Deferred tax liabilities:
Intangible assets recorded in acquisitions	81.6	277.3
Basis difference in affiliates	10.3	187.5
Accelerated depreciation	38.9	64.8
Other	23.6	36.5
Total deferred tax liabilities	154.4	566.1
	$46.6	$(138.4)

(1)
Represents deferred tax assets and liabilities related to both continuing and discontinued operations, with net deferred tax liabilities associated with discontinued operations totaling $143.9. As discussed in Notes 1 and 18, certain corrections were made to deferred income taxes resulting in an increase of net deferred tax liabilities of $1.3.

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
At December 31, 2015, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $433.0 and tax losses of various foreign jurisdictions of approximately $221.0. We also had federal and state tax credit carryforwards of $6.0. Of these amounts, $0.3 expire in 2016 and $452.7 expire at various times between 2016 and 2035. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $82.0 in 2015 and increased by $3.6 in 2014. The most significant driver of the 2015 decrease was the impact of the Spin-Off, partially offset by the losses generated during the year for our large power projects in South Africa.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.

Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2015, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $33.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2015, we had gross unrecognized tax benefits of $48.8 (net unrecognized tax benefits of $30.1), all of which, if recognized, would impact our effective tax rate from continuing operations. Similarly, at December 31, 2014 and 2013, we had gross unrecognized tax benefits of $63.3 (net unrecognized tax benefits of $33.9) and $128.4 (net unrecognized tax benefits of $72.9), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2015, gross accrued interest totaled $5.4 (net accrued interest of $4.5), while the related amounts as of December 31, 2014 and 2013 were $5.9 (net accrued interest of $4.9) and $12.4 (net accrued interest of $8.6), respectively. Our income tax (provision) benefit for the years ended December 31, 2015, 2014 and 2013 included gross interest income of $0.2, $0.9 and $0.2, respectively, resulting from a reduction in our liability for uncertain tax positions. As of December 31, 2015 and December 31, 2014, we had no accrual for penalties included in our unrecognized tax benefits, while the related amount as of December 31, 2013 was $7.1. Our income tax (provision) benefit for the year ended December 31, 2014 included a benefit of $7.1 for the reversal of penalties previously accrued, resulting primarily from audit settlements during the year. No amount for penalties was included in the income tax (provision) benefit for the years ended December 31, 2015 or December 31, 2013.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.0 to $10.0. The previously unrecognized tax benefits relate to a variety of tax matters including deemed income inclusions, transfer pricing and various state matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year ended December 31,
	2015	2014	2013
Unrecognized tax benefit — opening balance	$63.3	$128.4	$108.4
Gross increases — tax positions in prior period	14.1	3.7	0.5
Gross decreases — tax positions in prior period	(7.6)	(36.9)	(2.3)
Gross increases — tax positions in current period	11.3	11.7	28.4
Settlements	—	(28.2)	(1.1)
Lapse of statute of limitations	(4.4)	(14.7)	(5.5)
Gross decreases — Spin-Off	(26.7)	—	—
Change due to foreign currency exchange rates	(1.2)	(0.7)	—
Unrecognized tax benefit — ending balance	$48.8	$63.3	$128.4
Other Tax Matters
During 2015, our income tax provision was impacted by (i) the effects of approximately $139.0 of pre-tax losses generated during the year (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, (ii) $3.7 of foreign taxes incurred during the year related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off, and (iii) $3.4 of taxes related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.

During 2014, our income tax provision was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS and by the following income tax charges: (i) $33.8 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets and (ii) $11.4 related to the repatriation of certain earnings of our non-U.S. subsidiaries. In addition, our income tax provision was impacted unfavorably by a low effective tax rate on foreign losses. The impact of these items was partially offset by the following income tax benefits: (i) $16.2 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.
During 2013, our income tax provision was impacted by the following income tax benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets; (ii) $4.1 related to various audit settlements and statute expirations; and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.
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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination. We believe any uncertain tax positions related to these examinations have been adequately provided for.
We have various foreign income tax returns under examination. The most significant of these are in Germany for the 2010 through 2013 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

(12)    Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2015:

	December 31, 2014	Borrowings	Repayments	Spin-Off (6)	Other (7)	December 31, 2015
Revolving loans:
Prior SPX facilities (1)	$133.0	$430.0	$(563.0)	$—	$—	$—
Current SPX facilities	—	29.0	(29.0)	—	—	—
Current SPX FLOW facilities	—	55.0	—	(55.0)	—	—
Term loans:
Prior SPX facilities (1)	575.0	—	(575.0)	—	—	—
Current SPX facilities (2)	—	350.0	—	—	—	350.0
Current SPX FLOW facilities	—	400.0	—	(400.0)	—	—
6.875% senior notes (3)	600.0	—	—	(600.0)	—	—
Trade receivables financing arrangement (4)	10.0	156.0	(166.0)	—	—	—
Other indebtedness (3)(5)	51.7	27.4	(16.9)	(36.7)	(1.7)	23.8
Total debt	1,369.7	$1,447.4	$(1,349.9)	$(1,091.7)	$(1.7)	373.8
Less: Amounts included in discontinued operations (3)	(636.6)					—
Total debt - continuing operations	733.1					373.8
Less: short-term debt	156.5					22.1
Less: current maturities of long-term debt	29.1					9.1
Total long-term debt - continuing operations	$547.5					$342.6
_____________________________________________________________

(1)
As noted below, both SPX and SPX FLOW entered into separate credit agreements in connection with the Spin-Off. On September 24, 2015, the lenders provided the initial funding under each of these credit agreements. The proceeds from the initial funding were used in part to repay indebtedness under SPX's prior credit facilities, with such repayments totaling $224.0 for the revolving loans and $560.6 for the term loan.

(2)	The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020.

(3)
In connection with the Spin-Off, the 6.875% senior notes became an obligation of SPX FLOW. Accordingly, the related balance of $600.0 has been reflected in "Liabilities of discontinued operations - non current" in the consolidated balance sheet as of December 31, 2014. In addition, there is "Other indebtedness" related to SPX FLOW totaling $36.6 at December 31, 2014, with such balance reflected in "Liabilities of discontinued operations - current" and "Liabilities of discontinued operations - non current" in the consolidated balance sheet as of December 31, 2014.

(4)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2015, we had $40.1 of available borrowing capacity under this facility.

(5)
Primarily included capital lease obligations of $1.7 and $13.6, balances under purchase card programs of $4.8 and $32.1, and other borrowings under a line of credit in China of $17.3 and $0, at December 31, 2015 and 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(6)	Represents debt of SPX FLOW that is no longer an obligation of SPX as a result of the Spin-Off.

(7)	"Other" primarily included foreign currency translation on debt instruments denominated in currencies other than the U.S. dollar, partially offset by debt assumed.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2015 are $9.1, $18.0, $17.8, $17.8 and $288.9, respectively.

Senior Credit Facilities
In connection with the Spin-Off, we entered into a credit agreement (the "Credit Agreement"), dated September 1, 2015, ("Effective Date") with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,200.0, consisting of the following (each with a final maturity of September 24, 2020):

•	A term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $300.0; and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $200.0.
In addition, SPX FLOW entered into a credit agreement, dated September 1, 2015, with a syndicate of lenders that provided for committed senior secured financing in the aggregate amount of $1,350.0 (the "SPX FLOW Credit Agreement"). As a result of the Spin-Off, we have no obligations under the SPX FLOW Credit Agreement.
On September 24, 2015, the lenders provided the initial funding under the Credit Agreement and the SPX FLOW Credit Agreement. The proceeds of the initial borrowings were used in part to repay indebtedness outstanding under our amended and restated credit agreement, dated December 31, 2013 (the "December 2013 Credit Agreement"). The December 2013 Credit Agreement terminated on September 24, 2015 upon the repayment of such indebtedness.
The term loan under the Credit Agreement is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $350.0, of 5.0%, beginning in the third calendar quarter of 2016), with the remaining balance repayable in full on September 24, 2020.
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility and/or the bilateral foreign credit instrument facility by an aggregate principal amount not to exceed (i) $300.0 plus (ii) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (iii) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of revolving credit facilities and foreign credit instrument facilities.
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
The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.2% at December 31, 2015.
The fees and bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $50.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the Effective Date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
At December 31, 2015, we had $301.9 of available borrowing capacity under our revolving credit facilities after giving effect to $48.1 reserved for outstanding letters of credit. In addition, at December 31, 2015, we had $224.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $275.9 reserved for outstanding letters of credit.
At December 31, 2015, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2015 and 2014, the participating businesses had $4.8 and $32.1, respectively, outstanding under these arrangements.
We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $50.0. Availability of funds may fluctuate over time given changes in eligible receivable balances, but will not exceed the $50.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
(13)    Derivative Financial Instruments
Currency Forward Contracts and Currency Forward Embedded Derivatives
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
We had FX forward contracts with an aggregate notional amount of $139.8 and $212.5 outstanding as of December 31, 2015 and 2014, respectively. Of our outstanding contracts as of December 31, 2015, $136.8 and $3.0 are scheduled to mature in 2016 and 2017, respectively. We also had FX embedded derivatives with an aggregate notional amount of $120.8 and $192.6 at December 31, 2015 and 2014, respectively, with scheduled maturities of $88.4, $28.0 and $4.4 in 2016, 2017 and 2018, respectively. The unrealized losses, net of taxes, recorded in AOCI related to FX forward contracts were $0.6 and $0.3 as of December 31, 2015 and 2014, respectively. We anticipate reclassifying the unrealized losses as of December 31, 2015 to income over the next 12 months. The net loss recorded in "Other income (expense), net" related to FX forward contracts and embedded derivatives totaled $1.6 in 2015, $2.6 in 2014 and $0.3 in 2013.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amount of commodity contracts was 4.2 pounds of copper at both December 31, 2015 and 2014. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2015 and 2014, the fair value of these contracts was $1.7 (current liabilities) and $1.4 (current liabilities), respectively. The unrealized loss, net of taxes, recorded in AOCI was $1.2 and $1.0 as of December 31, 2015 and 2014, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2015 to income over the next 12 months.
The following summarizes the gross and net fair values of our FX forward and commodity contracts by counterparty at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Gross Assets	Gross Liabilities	Net Assets / Liabilities	Gross Assets	Gross Liabilities	Net Assets / Liabilities
FX Forward Contracts:
Counterparty A	$—	$—	$—	$—	$(0.1)	$(0.1)
Counterparty B	—	(0.6)	(0.6)	0.3	(3.5)	(3.2)
Counterparty C	0.1	(0.5)	(0.4)	0.3	(0.7)	(0.4)
Aggregate of other counterparties	—	(0.4)	(0.4)	0.1	(0.7)	(0.6)
Totals(1)	$0.1	$(1.5)	$(1.4)	$0.7	$(5.0)	$(4.3)
Commodity Contracts:
Counterparty A(2)	$—	$(1.7)	$(1.7)	$—	$(1.4)	$(1.4)
___________________________________________________________________

(1)
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our qualifying financial instruments in our consolidated balance sheets. Amounts presented in our consolidated balance sheets were as follows:

	December 31, 2015	December 31, 2014
Designated as hedging instruments:
Accrued expenses	(0.4)	(0.1)
Other long-term liabilities	(0.2)	(0.1)
	(0.6)	(0.2)
Not designated as hedging instruments:
Accrued expenses	(0.8)	(4.1)
	(0.8)	(4.1)
Net fair value of FX forward contracts	$(1.4)	$(4.3)

(2)	Related contracts are designated as hedging instruments. Net amounts at December 31, 2015 and 2014 were recorded in "Accrued expenses."
The following summarizes the fair value of our FX embedded derivative instruments, which are not designated as hedging instruments, and the related balance sheet classification as of December 31, 2015 and 2014:

Balance Sheet Classification	December 31, 2015	December 31, 2014
Other current assets	$8.0	$4.1
Other assets	3.1	1.2
Accrued expenses	(3.7)	(3.8)
Other long-term liabilities	(1.1)	(0.6)
	$6.3	$0.9
The following summarizes the pre-tax gain (loss) recognized in AOCI resulting from derivative financial instruments designated as cash flow hedging relationships for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
FX forward contracts	$0.4	$0.4	$(0.1)
Commodity contracts	(3.2)	(2.5)	(1.2)
	$(2.8)	$(2.1)	$(1.3)
The following summarizes the pre-tax gain (loss) related to derivative financial instruments designated as cash flow hedging relationships reclassified from AOCI to income through "Revenues" for FX forward contracts and "Cost of products sold" for commodity contracts for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
FX forward contracts	$0.6	$(0.8)	$(4.0)
Commodity contracts	(2.8)	(0.7)	(1.3)
	$(2.2)	$(1.5)	$(5.3)
The following summarizes the gain (loss) recognized in "Other income (expense), net" for the years ended December 31, 2015, 2014 and 2013 related to derivative financial instruments not designated as cash flow hedging relationships:

	Year ended December 31,
	2015	2014	2013
FX forward contracts	$(6.5)	$(5.4)	$(1.3)
FX embedded derivatives	4.9	2.8	1.0
	$(1.6)	$(2.6)	$(0.3)
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2016	$12.7
2017	8.3
2018	6.9
2019	6.4
2020	4.9
Thereafter	7.6
Total minimum payments	$46.8
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $19.1 in 2015, $21.5 in 2014 and $22.2 in 2013.
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers' compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors' and officers' liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $591.1 (including $534.4 for asbestos product liability matters) and $577.6 (including $515.4 for asbestos product liability matters) at December 31, 2015 and 2014, respectively. Of these amounts, $552.8 and $545.1 are included in "Other long-term liabilities" within our consolidated balance sheets at December 31, 2015 and 2014, respectively, with the remainder included in "Accrued expenses." The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the years ended December 31, 2015, 2014 and 2013, our payments for asbestos-related matters, net of insurance recoveries, were $6.9, $5.5 and $4.3, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $493.3 and $479.1 at December 31, 2015 and 2014, respectively, and included in "Other assets" within our consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the years ended December 31, 2015 and 2014, we recorded charges of $11.2 and $4.6, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters. Of these charges, $8.0 and $3.1 were recorded to “Other income (expense), net” for the years ended December 31, 2015 and 2014, respectively, and $3.2 and $1.5, respectively, to “Gain (loss) on disposition of discontinued operations, net of tax.” There were no such charges recorded during the year ended December 31, 2013.
Large Power Projects in South Africa
The business environment surrounding our large power projects in South Africa remains difficult, as we continue to experience delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We currently are involved in a number of claim disputes relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, in attempt to mitigate our overall financial exposure. During the third quarter of 2015, we gained considerable insight into the path forward for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from the prime contractors and our subcontractors. In response to this new information, we revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the year ended December 31, 2015 of $95.0, which is comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8. In addition, these revisions resulted in an increase in our “Net loss” for the year ended December 31, 2015 of $71.2 and an increase in our “Loss per share of common stock” of $1.75 for the same period.
In December 2015, our South African subsidiary, DBT Technologies (Pty) Ltd, along with Alstom S&E Africa (Proprietary) Limited, a subsidiary of General Electric (collectively “GE”), signed an addendum to the agreement covering the terms of the companies’ commercial relationship regarding work on the Kusile power plant project under construction for the state-owned utility company, Eskom Holdings Limited (“Eskom”) in South Africa. The addendum resolves most of the material outstanding issues between us and GE for the scope of work related to the Air Cooled Condensers (“ACCs”) for the Kusile project. A separate addendum settles material outstanding issues between us and our subcontractor, Tubular Construction Projects (Pty) Ltd. (“TCP”). The agreement with GE eliminates our construction responsibilities on the ACCs of the final three units at the site and adjusts the timeline for completion of the project. As a result of this addendum, TCP has become directly responsible for construction on units 4-6. We will continue to provide materials and engineered components, as well as support for commissioning and technical compliance, for all six units and will remain responsible for completion of construction activities on units 1-3. The financial impact of the addendum was accounted for in the aforementioned revisions of revenues, costs and profits that were recorded during the third quarter of 2015.

We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2015, the projected revenues related to our large power projects in South Africa included approximately $25.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Litigation Matters
We are subject to other legal matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows; however, we cannot assure you that these proceedings or claims will not have a material effect on our financial position, results of operations or cash flows.
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2015, we had liabilities for site investigation and/or remediation at 35 sites (42 sites at December 31, 2014) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2015, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites (26 sites at December 31, 2014) at which the liability has not been settled, of which 7 sites (9 sites at December 31, 2014) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a "de minimis" potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

In our opinion, after considering accruals established for such purposes, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment is not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.
Self-Insured Risk Management Matters
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
We enter into consortium arrangements for certain projects within our Power segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of December 31, 2015, our share of the aggregate contract value on open consortium arrangements was $100.2 (of which approximately 68% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $371.7. As of December 31, 2014, our share of the aggregate contract value on open consortium arrangements was $65.2 (of which approximately 87% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $291.1. At December 31, 2015 and 2014, we recorded liabilities of $0.6 and $0.7, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.
Executive Agreements
The Board of Directors has approved an employment agreement for our President and Chief Executive Officer.  This agreement has an initial term through December 31, 2017 and, thereafter, rolling terms of one year, and specifies the executive's current compensation, benefits and perquisites, severance entitlements, and other employment rights and responsibilities. The Compensation Committee of the Board of Directors has approved severance benefit agreements for our other five executive officers. These agreements cover each executive's entitlements in the event that the executive’s employment is terminated for other than cause, death or disability, or the executive resigns with good reason. The Compensation Committee of the Board of Directors has also approved change of control agreements for each of our executive officers, which cover each executive’s entitlements following a change of control. In addition, one former executive officer has an outstanding non-interest bearing 20-year relocation home loan totaling $1.5 granted in connection with the 2001 move of our corporate headquarters.

(15)    Shareholders' Equity and Stock-Based Compensation
Income (Loss) Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$(191.2)	$116.1	$9.5
Less: Net income (loss) attributable to noncontrolling interests	(33.4)	(11.7)	0.7
Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$(157.8)	$127.8	$8.8
Income from discontinued operations	$74.2	$267.8	$202.8
Less: Net income (loss) attributable to noncontrolling interest	(0.9)	2.2	1.7
Income from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$75.1	$265.6	$201.1
Denominator:
Weighted-average number of common shares used in basic income per share	40.733	42.400	45.384
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	—	0.631	0.622
Weighted-average number of common shares and dilutive securities used in diluted income per share	40.733	43.031	46.006
For the year ended December 31, 2015, 0.351 of unvested restricted stock shares/units were not included in the computation of diluted earnings per share as we incurred losses from continuing operations during the period. For the years ended December 31, 2015, 2014 and 2013, 0.553, 0.226 and 0.647 of unvested restricted stock shares/units, respectively, were not included in the computation of diluted earnings per share as the required market thresholds for vesting were not met. For the year ended December 31, 2015, 0.505 of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of common shares. There were no stock options outstanding during the year ended December 31, 2014, and all stock options outstanding were included in the computation of diluted earnings per share for the year ended December 31, 2013.
Common Stock and Treasury Stock
At December 31, 2015, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
December 31, 2012	99.454	(51.150)	48.304
Stock options exercised	0.008	—	0.008
Share repurchases	—	(3.493)	(3.493)
Restricted stock shares and restricted stock units	0.133	0.123	0.256
Other	0.206	—	0.206
December 31, 2013	99.801	(54.520)	45.281
Share repurchases	—	(4.852)	(4.852)
Restricted stock shares and restricted stock units	0.096	0.166	0.262
Other	0.167	—	0.167
December 31, 2014	100.064	(59.206)	40.858
Restricted stock shares and restricted stock units	0.102	0.096	0.198
Other	0.360	—	0.360
December 31, 2015	100.526	(59.110)	41.416

Stock-Based Compensation
Under the 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015, up to 0.443 shares of our common stock were available for grant at December 31, 2015. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each share of restricted stock and restricted stock unit granted reduces availability by two shares.
During the years ended December 31, 2015, 2014 and 2013, we classified excess tax benefits from stock-based compensation of $0.8, $9.7 and $6.3, respectively, as financing cash flows and included such amounts in "Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other" within our consolidated statements of cash flows.
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
Eligible employees received target performance awards in 2014 and 2013 in which the employee can earn between 25% and 125% of the target performance award in the event the award meets the required vesting criteria. Vesting for the 2014 and 2013 target performance awards is based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over three-year periods ending December 31, 2016 and December 31, 2015, respectively. In connection with the Spin-Off, the 2014 and 2013 target performance awards were modified to allow for a minimum vesting equivalent to 50% of the underlying shares at the end of the applicable remaining service periods. In connection with this modification, we recorded additional stock compensation expense of $2.1 in 2015. The remaining 2013 target performance awards (i.e., the remaining 50%) did not meet the required performance target for the three years ended December 31, 2015 and, as such, these awards have been forfeited.
Each eligible non-officer employee also received awards in 2015, 2014 and 2013 that vest ratably over three years, subject only to the passage of time. Officers received awards in 2015 and 2014 that vest ratably over three years, subject to an internal performance metric.
We grant restricted stock shares to non-employee directors under the 2006 Non-Employee Directors' Stock Incentive Plan (the "Directors' Plan") and the 2002 Stock Compensation Plan. Under the Directors' Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2015. The 2015, 2014 and 2013 restricted stock grants to non-employee directors generally vest over a one-year vesting period.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to stock options, restricted stock shares and restricted stock units totaled $34.5, $33.1 and $26.5 for the years ended December 31, 2015, 2014 and 2013, respectively, with the related tax benefit being $13.1, $12.6 and $10.1 for the years ended December 31, 2015, 2014 and 2013, respectively.
Restricted Stock Share and Restricted Stock Unit Awards
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units that contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. We used the following assumptions in determining the fair value of the awards granted on the dates indicated below:

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
The following table summarizes the restricted stock share and restricted stock unit activity from December 31, 2012 through December 31, 2015:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2012	1.935	$54.70
Granted	0.652	61.66
Vested	(0.754)	54.34
Forfeited	(0.296)	52.20
December 31, 2013	1.537	58.39
Granted	0.519	86.99
Vested	(0.604)	59.49
Forfeited	(0.284)	63.76
December 31, 2014	1.168	69.22
Pre-spin:
Granted	0.451	81.60
Vested	(0.262)	78.71
Canceled	(0.212)	52.67
Impact of Spin-Off:
Terminations	(0.785)	*
Conversions	1.010	*
Post-spin:
Granted	0.510	12.32
Canceled	(0.011)	20.34
December 31, 2015	1.869	$17.63
As of December 31, 2015, there was $13.1 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.2 years.

Stock Options
On January 2, 2015, eligible employees were granted options to purchase a total of 0.323 shares. In connection with the Spin-Off, options to purchase 0.282 shares were terminated as they related to employees who transitioned to SPX FLOW. On October 14, 2015, eligible employees were granted options to purchase a total of 0.883 shares.
The fair value of each of the stock option grants during 2015 was estimated using a Black-Scholes option-pricing model, based on the following assumptions:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Expected Life of Options (in years)
October 14, 2015:	27.86%	—%	1.64%	6.0

January 2, 2015:	36.53%	1.75%	1.97%	6.0
Annual expected stock price volatility was based on the six-year historical volatility of SPX’s common stock. The annual expected dividend yield for the January 2, 2015 grant was based on the then-expected annual dividend payments for SPX and SPX’s stock price at the date of grant. In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015 and have no plans to pay a dividend in the foreseeable future. Accordingly, no annual expected dividend yield was included in the fair value estimate of the October 14, 2015 grant. The risk-free interest rate was based on the seven-year treasury constant maturity rate. The expected life of the options was based on a three-year pro-rata vesting schedule and represents the period of time the awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2012 through December 31, 2015.

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2012	0.013	$62.45
Exercised	(0.008)	50.79
Terminated	(0.005)	85.36
Options outstanding and exercisable at December 31, 2013	—	—
No activity	—	—
Options outstanding and exercisable at December 31, 2014	—	—
Granted pre-spin	0.323	85.87
Impact of Spin-Off:
Terminations	(0.282)	85.87
Conversion	0.123	*
Granted post-spin	0.883	12.36
Options outstanding and exercisable at December 31, 2015	1.047	$12.91
As of December 31, 2015, there was $3.2 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.7 years.
The aggregate intrinsic value (market value of stock less the option exercise price) of options exercised during the year ended December 31, 2013 was $0.4.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment and Other(2)	Total
December 31, 2014	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(132.9)	(1.8)	0.5	(134.2)
Amounts reclassified from accumulated other comprehensive income	—	1.2	(0.9)	0.3
Current-period other comprehensive loss	(132.9)	(0.6)	(0.4)	(133.9)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
December 31, 2015	$280.6	$(1.8)	$4.5	$283.3
___________________________________________________________________

(1)	Net of tax benefit of $0.8 and $1.1 as of December 31, 2015 and 2014, respectively.

(2)
Net of provision of $3.1 and $3.0 as of December 31, 2015 and 2014, respectively. The balances as of December 31, 2015 and 2014 include unamortized prior service credits. The current period other comprehensive income relates to prior service credits that resulted from the amendment to the U.S. Plan and SIARP (see Note 10 for additional details).

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
___________________________________________________________________

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

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2015 and 2014:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2015	2014
Losses on qualifying cash flow hedges:
FX forward contracts	$(0.6)	$0.8	Revenues
Commodity contracts	2.8	0.7	Cost of products sold
Pre-tax	2.2	1.5
Income taxes	(1.0)	(0.4)
	$1.2	$1.1
Pension and postretirement items:
Recognition of our share of the pension liability adjustment for EGS	$—	$7.4	Other income (expense), net
Amortization of unrecognized prior service credits	(1.1)	(0.3)	Selling, general and administrative
Pre-tax	(1.1)	7.1
Income taxes	0.2	(2.3)
	$(0.9)	$4.8
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
On December 18, 2013, we entered into a written trading plan under Rule 10b5-1to facilitate the repurchase of up to $500.0 of shares of our common stock on or before December 31, 2014, in accordance with a share repurchase program authorized by our Board of Directors. We repurchased 0.115 shares of our common stock for $11.2 under this trading plan during December 2013. During 2014, we repurchased 4.852 shares of our common stock for $488.8, which completed the repurchases authorized under this trading plan.
During the years ended December 31, 2015, 2014 and 2013, "Common stock in treasury" was decreased by the settlement of restricted stock units issued from treasury stock of $7.0, $13.8 and $14.2, respectively, and increased by $1.8, $7.9 and $11.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015. Dividends declared totaled $30.9, $63.2 and $45.5 for the years ended December 31, 2015, 2014 and 2013, respectively, while dividends paid during these periods were $45.9, $59.8 and $34.7, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2015, 2014 or 2013.

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
As of December 31, 2015, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2015:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$8.0	$—
Other assets — FX embedded derivatives	—	3.1	—
Accrued expenses — FX forward contracts, FX embedded derivatives and commodity contracts	—	(6.6)	—
Other long-term liabilities — FX embedded derivatives and FX forward contracts	—	(1.3)	—

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2014:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other current assets — FX embedded derivatives	$—	$4.1	$—
Other assets — FX embedded derivatives	—	1.2	—
Accrued expenses — FX forward contracts, FX embedded derivatives, and commodity contracts	—	(9.4)	—
Other long-term liabilities — FX forward contracts and FX embedded derivatives	—	(0.7)	—
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2015, and with the exception of the impairment charges noted below, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
During the fourth quarter of 2015, we determined that the fair value of our Balcke Duerr reporting unit was less than the carrying value of its net assets (see Note 8). The fair value of our Balcke Duerr reporting unit was based upon weighting the income and market approaches utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly-traded companies that were applied to the historical and projected operating results for the Balcke Duerr reporting unit (unobservable inputs - Level 3). Based on this analysis, we recorded a $13.7 impairment charge related to Balcke Duerr’s goodwill during the fourth quarter of 2015, which represented the entire amount of Balcke Duerr’s goodwill.
During 2014, we recorded an impairment charge of $10.9 related to the trademarks of a business within our Power reportable segment. The fair value of the trademarks was determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflected current market conditions (unobservable inputs — Level 3).
In addition, during 2014 we recorded an impairment charge of $18.0 related to our Cooling Power reporting unit's investment in the Shanghai Electric joint venture as we determined that the fair value of the investment was less than its carrying value. The fair value of the investment was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs — Level 3).
Indebtedness and Other
The estimated fair value of our debt instruments (excluding capital leases) as of December 31, 2015 and 2014 approximated the related carrying values of $372.1 and $719.5, respectively, due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(17)    Quarterly Results (Unaudited)

	First(3)		Second		Third		Fourth(3)
	2015	2014	2015	2014	2015	2014	2015	2014
Operating revenues	$376.3	$418.4	$459.4	$489.1	$374.1	$489.6	$509.5	$555.6
Gross profit	74.5	93.6	96.0	108.2	2.9	112.5	119.0	111.9
Income (loss) from continuing operations, net of tax(1) (4)	(41.0)	248.9	(11.9)	(19.2)	(130.7)	(12.2)	(7.6)	(101.4)
Income (loss) from discontinued operations, net of tax(2)	31.0	66.4	48.2	69.0	0.1	75.8	(5.1)	56.6
Net income (loss)(4)	(10.0)	315.3	36.3	49.8	(130.6)	63.6	(12.7)	(44.8)
Less: Net income (loss) attributable to noncontrolling interests(1)	(2.9)	(0.4)	(2.6)	(1.2)	(25.6)	0.3	(3.2)	(8.2)
Net income (loss) attributable to SPX Corporation common shareholders(4)	$(7.1)	$315.7	$38.9	$51.0	$(105.0)	$63.3	$(9.5)	$(36.6)
Basic income (loss) per share of common stock:
Continuing operations, net of tax(4)	$(0.95)	$5.63	$(0.24)	$(0.40)	$(2.58)	$(0.28)	$(0.11)	$(2.27)
Discontinued operations, net of tax	0.77	1.51	1.20	1.58	—	1.79	(0.12)	1.37
Net income (loss)(4)	$(0.18)	$7.14	$0.96	$1.18	$(2.58)	$1.51	$(0.23)	$(0.90)
Diluted income (loss) per share of common stock:
Continuing operations, net of tax(4)	$(0.95)	$5.52	$(0.24)	$(0.40)	$(2.58)	$(0.28)	$(0.11)	$(2.27)
Discontinued operations, net of tax	0.77	1.48	1.20	1.58	—	1.79	(0.12)	1.37
Net income (loss)(4)	$(0.18)	$7.00	$0.96	$1.18	$(2.58)	$1.51	$(0.23)	$(0.90)
___________________________________________________________________
Note:    The sum of the quarters' income per share may not equal the full year per share amounts.

(1)
As discussed in Note 9, during the first quarter of 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2.

We completed the redemption of all our 7.625% senior notes during the first quarter of 2014. As a result of the redemption, we recorded a pre-tax charge of $32.5 during the quarter.
During the first quarter of 2014, we recognized a pre-tax loss of $15.3 related to settlement losses and actuarial losses, which resulted primarily from the lump-sum payment action associated with the U.S. Plan that took place during the quarter (see Note 10 for further details).
During the third quarter of 2015, we revised our estimates of expected revenues and profits associated with our large power projects in South Africa. As a result of these revisions, we reduced revenue and pre-tax income from continuing operations by $57.2 and $95.0, respectively. In addition, the revision resulted in an increase to “Net loss attributable to noncontrolling interests” of $23.8. See Notes 5 and 14 for additional details.
During the fourth quarter of 2014, we revised our estimates of revenues and profits associated with our large power projects in South Africa. As a result of these revisions, revenues and pre-tax income from continuing operations for the fourth quarter of 2014 were reduced by $25.0. In addition, the revision resulted in an increase to “Net loss attributable to noncontrolling interests” of $6.3. See Note 5 for additional details.
During the fourth quarter of 2015 and 2014, we recognized pre-tax actuarial losses of $12.0 and $80.6, respectively, associated with our pension and postretirement benefit plans (see Note 10 for further details).

During the fourth quarter of 2015 and 2014, we recognized impairment charges of $13.7 and $28.9, respectively, associated with goodwill and other long-term assets of certain businesses within our Power segment (see Note 8 for further details).

(2)	As discussed in Note 4, we sold TPS for cash consideration of $42.5 during the first quarter of 2014. The sale resulted in a gain, net of taxes, of $21.5 during that quarter.

(3)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2015 are March 28, June 27 and September 26, compared to the respective March 29, June 28 and September 27, 2014 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2015 and we had one more day in the fourth quarter of 2015 than in the respective 2014 periods.

(4)
As discussed in Note 1, certain corrections were made to previously reported amounts. Within the quarterly results presented above, we have decreased income from continuing operations, net of tax, net income, and net income attributable to SPX Corporation common shareholders for the quarters ended March 29, 2014, June 28, 2014, September 27, 2014, and December 31, 2014 by $2.5, $0.2, $0.2 and $1.6, respectively. The earnings per share impact of the above mentioned items for the same periods was a decrease of $0.06, $0.01, $0.01, and $0.04, respectively, for both basic and diluted earnings per share from continuing operations, as well as both total basic and diluted earnings per share.

(18)            Reconciliation of Previously Reported Amounts to Amounts Revised and Restated
As described in Note 4, we completed the Spin-Off of SPX FLOW on September 26, 2015 and are presenting SPX FLOW as a discontinued operation in the accompanying consolidated financial statements. Furthermore, as described in Note 1, we have identified certain misstatements relating to prior years’ consolidated financial statements and have corrected these prior period misstatements in the accompanying consolidated financial statements. The impacts of these changes on selected financial amounts within the accompanying consolidated financial statements are summarized below:

	Year Ended December 31, 2014
	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (3)	As Revised and Restated (4)
Consolidated Statement of Operations:
Revenues	$4,721.1	$(2,768.4)	$—	$1,952.7
Gross profit	1,363.6	(937.4)	—	426.2
Income from continuing operations, net of tax	380.1	(259.5)	(4.5)	116.1
Income from discontinued operations, net of tax	8.3	259.5	—	267.8
Net income	388.4	—	(4.5)	383.9
Less: Net loss attributable to noncontrolling interest	(9.5)	—	—	(9.5)
Net income attributable to SPX Corporation common stockholders	$397.9	$—	$(4.5)	$393.4

Basic income per share of common stock attributable to SPX Corporation common shareholders	$9.38			$9.28

Diluted income per share of common stock attributable to SPX Corporation common shareholders	$9.25			$9.14

	Year Ended December 31, 2013
	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (3)	As Revised and Restated (4)
Consolidated Statement of Operations:
Revenues	$4,773.3	$(2,804.5)	$—	$1,968.8
Gross profit	1,381.0	(897.6)	—	483.4
Income from continuing operations, net of tax	211.3	(201.5)	(0.3)	9.5
Income from discontinued operations, net of tax	1.3	201.5	—	202.8
Net income	212.6	—	(0.3)	212.3
Less: Net income attributable to noncontrolling interest	2.4	—	—	2.4
Net income attributable to SPX Corporation common stockholders	$210.2	$—	$(0.3)	$209.9

Basic income per share of common stock attributable to SPX Corporation common shareholders	$4.63			$4.62

Diluted income per share of common stock attributable to SPX Corporation common shareholders	$4.57			$4.56

	As of December 31, 2014
	As Previously Reported (1)	Reclassification of Discontinued Operations (2)	Correction of Prior Period Misstatement (5)	As Revised and Restated (4)
Assets:
Intangibles, net	$831.0	$(659.3)	$(2.5)	$169.2
Other assets	729.8	(101.4)	(5.4)	623.0

Liabilities:
Deferred and other income taxes	294.9	(227.1)	1.3	69.1

Equity:
Retained Earnings	2,637.8	—	(9.2)	2,628.6

(1)	Amounts reported in our 2014 Annual Report on Form 10-K.

(2)
Reflects the effect of reclassifying SPX FLOW to discontinued operations for the years ended December 31, 2014 and 2013, and as of December 31, 2014, to conform to current presentation. See Note 4 for additional details.

(3)
Reflects the correction of misstatements identified related to the understatement of an impairment charge associated with certain trademarks, the improper capitalization of software development costs, and the understatement of deferred income tax liabilities. See Note 1 for additional details.

(4)
Reflects the resulting amounts in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, and the accompanying consolidated balance sheet at December 31, 2014.

(5)
Reflects the correction of misstatements identified related to the understatement of an impairment charge associated with certain trademarks, the improper capitalization of software development costs, and the understatement of deferred income tax liabilities $(4.3), partially offset by the tax effects of the first two misstatements $(3.0). See Note 1 for additional details.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2015, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of SPX Corporation:
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s spin-off of SPX FLOW, Inc. through the distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 26, 2016

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance

a)	Directors of the company.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.

b)	Executive Officers of the company.
Eugene J. Lowe, III, 48, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
Scott W. Sproule, 46, Vice President, Chief Financial Officer and Treasurer since September 2015. Mr. Sproule joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as CFO, Thermal Equipment and Services from December 2014 to September 2015, Vice President and CFO, Flow Power & Energy from September 2013 to November 2014, CFO, Flow Technology from May 2012 to September 2013, Vice President of Corporate Finance from July 2009 to May 2012, CFO, Test and Measurement from August 2007 to July 2009, and Assistant Corporate Controller from August 2005 to August 2007. Prior to joining SPX, Mr. Sproule held positions with Corning Incorporated, Eastman Kodak Company and PricewaterhouseCoopers.
J. Randall Data, 50, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
John W. Nurkin, 46, Vice President, Corporate Secretary and General Counsel since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 45, President, Weil-McLain and Marley Engineered Products since August 2013 and President, Radiodetection since September 2015. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 44, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

d)	Code of Ethics.
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 50 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 50 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of February, 2016.

SPX CORPORATION (Registrant)
By	/s/ SCOTT W. SPROULE
Scott W. Sproule Vice President, Chief Financial Officer and Treasurer
POWER OF ATTORNEY
The undersigned officers and directors of SPX Corporation hereby severally constitute Eugene J. Lowe, III and Scott W. Sproule and each of them singly our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below the Annual Report on Form 10-K filed herewith and any and all amendments thereto, and generally do all such things in our name and on our behalf in our capacities as officers and directors to enable SPX Corporation to comply with the provisions of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any one of them on the Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of February, 2016.

/s/ EUGENE J. LOWE, III	/s/ SCOTT W. SPROULE
Eugene J. Lowe, III President and Chief Executive Officer	Scott W. Sproule Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O'LEARY	/s/ RICKY D. PUCKETT
Patrick J. O'Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ TANA L. UTLEY	/s/ CHRISTOPHER J. KEARNEY
Tana L. Utley Director	Christopher J. Kearney Director
/s/ MICHAEL A. REILLY
Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Ownership and Merger dated April 25, 1988, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 1988 (file no. 1-6948).
3.3	—	Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (file no. 1-6948).
3.4	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013 (file no. 1-6948).
4.1	—
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

10.39	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).

Item No.		Description
10.40	—
Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).

*10.41	—
Change of Control Agreement between Christopher J. Kearney and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

*10.42	—
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

10.50	—
Limited Liability Company Interest Purchase Agreement, dated December 3, 2013, by and among EGS Electrical Group LLC, Emerson Electric Co., SPX Corporation, and SPX Holding, Inc., incorporated herein by reference from our Current Report on Form 8-K filed on December 4, 2013 (file no.1-6948).

10.51	—
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

10.52	—
Cooperation Agreement among SPX Corporation and Relational Investors, LLC, and certain of its affiliates and associates, dated as of January 14, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on January 14, 2014 (file no. 1-6948).

*10.53	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.54	—	Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.55	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).

Item No.		Description
*10.56	—
Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on April 30, 2014 (file no. 1-6948).

*10.57	—
Form of Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).

*10.58	—
Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).

*10.59	—	Form of Change of Control Agreement between each of Eugene J. Lowe III, Marc G. Michael, Anthony A. Renzi, and David J. Wilson, and SPX Corporation.
*10.60	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 8, 2015), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 26, 2015 (file no. 1-6948).

*10.61	—
Form of Change of Control Agreement between Stephen A. Tsoris and SPX Corporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (file no. 1-6948).

*10.62	—
Form of Time Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (file no. 1-6948).

10.63	—
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

10.64	—
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

10.65	—
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.66	—
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.67	—
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.68	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

*10.69	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.70	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.71	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.72	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
11.1	—	Statement regarding computation of earnings per share. See Consolidated Statements of Operations on page 52 of this Form 10-K.
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
23.2	—	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
24.1	—	Power of Attorney on page 121 of this Form 10-K.

31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
99.1	—	EGS Electrical Group, LLC and Subsidiaries (A Limited Liability Company) audited consolidated financial statements as of September 30, 2013 and for the year ended September 30, 2013.
101.1	—
SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv)  Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

___________________________________________________________________

*    Denotes management contract or compensatory plan or arrangement.