Form 10-Q
period 2016-04-02
SPX CORP
filed 2016-05-06
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016

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

Common shares outstanding April 29, 2016, 41,606,639

SPX CORPORATION
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 2, 2016	March 28, 2015
Revenues	$389.3	$376.3
Costs and expenses:
Cost of products sold	299.5	301.8
Selling, general and administrative	82.2	114.9
Intangible amortization	0.9	1.4
Special charges, net	0.3	2.8
Impairment of intangible assets	4.0	—
Gain on sale of dry cooling business	17.9	—
Operating income (loss)	20.3	(44.6)

Other income (expense), net	0.8	(4.6)
Interest expense	(3.5)	(5.7)
Interest income	0.2	0.6
Equity earnings in joint ventures	0.4	—
Income (loss) from continuing operations before income taxes	18.2	(54.3)
Income tax (provision) benefit	(3.5)	13.3
Income (loss) from continuing operations	14.7	(41.0)

Income from discontinued operations, net of tax	—	31.4
Loss on disposition of discontinued operations, net of tax	(1.1)	(0.4)
Income (loss) from discontinued operations, net of tax	(1.1)	31.0

Net income (loss)	13.6	(10.0)
Less: Net income (loss) attributable to noncontrolling interests	0.6	(2.9)
Net income (loss) attributable to SPX Corporation common shareholders	$13.0	$(7.1)

Amounts attributable to SPX Corporation common shareholders:
Income (loss) from continuing operations, net of tax	$14.1	$(38.4)
Income (loss) from discontinued operations, net of tax	(1.1)	31.3
Net income (loss)	$13.0	$(7.1)

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$0.34	$(0.95)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.03)	0.77
Net income (loss) per share attributable to SPX Corporation common shareholders	$0.31	$(0.18)

Weighted-average number of common shares outstanding — basic	41.293	40.503

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders	$0.34	$(0.95)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.03)	0.77
Net income (loss) per share attributable to SPX Corporation common shareholders	$0.31	$(0.18)

Weighted-average number of common shares outstanding — diluted	41.553	40.503

Comprehensive loss	$(25.1)	$(140.5)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$97.9	$101.4
Accounts receivable, net	339.5	367.0
Inventories, net	189.3	170.7
Other current assets	39.0	36.1
Assets held for sale	—	107.1
Total current assets	665.7	782.3
Property, plant and equipment:
Land	16.3	16.3
Buildings and leasehold improvements	122.3	120.4
Machinery and equipment	359.2	357.2
	497.8	493.9
Accumulated depreciation	(280.8)	(274.4)
Property, plant and equipment, net	217.0	219.5
Goodwill	344.9	342.8
Intangibles, net	147.8	154.2
Other assets	625.0	629.6
Deferred income taxes	51.8	50.9
TOTAL ASSETS	$2,052.2	$2,179.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147.6	$176.9
Accrued expenses	367.0	403.7
Income taxes payable	2.7	1.7
Short-term debt	38.4	22.1
Current maturities of long-term debt	13.5	9.1
Liabilities held for sale	—	41.3
Total current liabilities	569.2	654.8
Long-term debt	337.6	340.6
Deferred and other income taxes	49.8	55.2
Other long-term liabilities	810.3	820.4
Total long-term liabilities	1,197.7	1,216.2
Commitments and contingent liabilities (Note 13)
Equity:
SPX Corporation shareholders’ equity:
Common stock (100,372,654 and 41,564,665 issued and outstanding at April 2, 2016, respectively, 100,525,876 and 41,415,909 issued and outstanding at December 31, 2015, respectively)	1.0	1.0
Paid-in capital	2,633.9	2,649.6
Retained earnings	910.8	897.8
Accumulated other comprehensive income	245.6	283.3
Common stock in treasury (58,807,989 and 59,109,967 shares at April 2, 2016 and December 31, 2015, respectively)	(3,468.5)	(3,486.3)
Total SPX Corporation shareholders’ equity	322.8	345.4
Noncontrolling interests	(37.5)	(37.1)
Total equity	285.3	308.3
TOTAL LIABILITIES AND EQUITY	$2,052.2	$2,179.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 2, 2016	March 28, 2015
Cash flows used in operating activities:
Net income (loss)	$13.6	$(10.0)
Less: Income (loss) from discontinued operations, net of tax	(1.1)	31.0
Income (loss) from continuing operations	14.7	(41.0)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Special charges, net	0.3	2.8
Gain on sale of dry cooling business	(17.9)	—
Impairment of intangible assets	4.0	—
Deferred and other income taxes	1.3	(2.5)
Depreciation and amortization	7.2	10.4
Pension and other employee benefits	3.9	6.0
Long-term incentive compensation	2.8	21.0
Other, net	1.8	1.5
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	25.9	(14.9)
Inventories	(24.4)	(37.5)
Accounts payable, accrued expenses and other	(77.2)	(61.0)
Cash spending on restructuring actions	(3.3)	(1.2)
Net cash used in continuing operations	(60.9)	(116.4)
Net cash from (used in) discontinued operations	(1.3)	7.6
Net cash used in operating activities	(62.2)	(108.8)
Cash flows from (used in) investing activities:
Net proceeds from sale of dry cooling business	45.9	—
Capital expenditures	(2.0)	(2.8)
Net cash from (used in) continuing operations	43.9	(2.8)
Net cash used in discontinued operations	—	(11.7)
Net cash from (used in) investing activities	43.9	(14.5)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	28.9	196.0
Repayments under senior credit facilities	(19.2)	(119.0)
Borrowings under trade receivables financing arrangement	20.0	70.0
Repayments under trade receivables financing arrangement	(20.0)	(25.0)
Net borrowings (repayments) under other financing arrangements	6.4	(1.6)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.7)	(5.2)
Dividends paid	—	(15.1)
Net cash from continuing operations	14.4	100.1
Net cash used in discontinued operations	—	(3.2)
Net cash from financing activities	14.4	96.9
Change in cash and equivalents due to changes in foreign currency exchange rates	0.4	(38.1)
Net change in cash and equivalents	(3.5)	(64.5)
Consolidated cash and equivalents, beginning of period	101.4	427.6
Consolidated cash and equivalents, end of period	$97.9	$363.1

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
The financial results of SPX FLOW for the three months ended March 28, 2015 have been classified as discontinued operations within the accompanying condensed consolidated financial statements. See Note 3 for additional information regarding discontinued operations.
In connection with the Spin-Off, SPX and SPX FLOW entered into several administrative agreements covering various services, such as information technology, human resources and finance, to be provided by each party for a period of up to 12 months following the Distribution Date. These agreements contain customary mutual indemnification provisions. The financial activity associated with these agreements was not material to our condensed consolidated financial results for the quarter ended April 2, 2016.
Sale of Dry Cooling Business
On March 30, 2016, we completed the sale of our dry cooling business to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the quarter ended April 2, 2016 of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.
The final sales price for the dry cooling business is subject to adjustment based on working capital existing at the closing date and is subject to agreement with the buyer. Final agreement of the working capital amount with the buyer has yet to occur. Additionally, we provided customary indemnifications to Paharpur in connection with the sale. Accordingly, it is possible that the sales price and resulting gain for this divestiture may be materially adjusted in subsequent periods.
The assets and liabilities of the dry cooling business, as of December 31, 2015, have been classified as “held for sale” within the accompanying condensed consolidated balance sheet. See Note 3 for information on such assets and liabilities.
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
As a result of the Spin-Off, we realigned our segment reporting structure, effective for the quarter ended September 26, 2015. Under the realigned structure, our three reportable segments are as follows: HVAC, Detection and Measurement, and Power. The realigned segment reporting structure reflects the manner in which our new CODM is managing our business.
See Note 4 for additional information regarding our realigned segment reporting structure.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2015 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including (i) the results of discontinued operations, (ii) information on reportable segments, and (iii) debt issuance costs associated with the term loan under our senior credit facilities (see Note 2), to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the first quarter of 2015.
(2)                                NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An amendment to this standard was issued in August 2015 that permits entities to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize such debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard was effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied retrospectively. We adopted this guidance on January 1, 2016 and, thus, the debt issuance costs associated with the term loan under our senior credit facilities have been presented as a direct deduction from the carrying amount of the term loan in the accompanying condensed consolidated balance sheets. See Note 10 for additional details.
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual periods beginning on or after December 15, 2018 for public business entities, and interim periods within those fiscal years. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee shared-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.

(3)	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 28, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the three months ended March 28, 2015 are shown below:

Revenues	$570.6
Costs and expenses:
Cost of products sold	383.2
Selling, general and administrative(1)	118.3
Intangible amortization	5.9
Special charges	3.8
Other income, net	5.4
Interest expense, net	(10.6)
Income before taxes	54.2
Income tax provision	(22.8)
Income from discontinued operations, net of tax	31.4
Less: Net loss attributable to noncontrolling interest	(0.3)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$31.7
___________________________

(1)	Includes $5.0 for the three months ended March 28, 2015 of professional fees and other costs that were incurred in connection with the Spin-Off.
The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the condensed consolidated statement of cash flows for the three months ended March 28, 2015:

Depreciation and amortization	$14.6
Capital expenditures	11.6

Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $1.1 and $0.4 during the three months ended April 2, 2016 and March 28, 2015, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2015.
For the three months ended April 2, 2016 and March 28, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended
	April 2, 2016	March 28, 2015
SPX FLOW
Income from discontinued operations	$—	$54.2
Income tax provision	—	(22.8)
Income from discontinued operations, net	—	31.4

All other
Loss from discontinued operations	(1.2)	(0.4)
Income tax benefit	0.1	—
Loss from discontinued operations, net	(1.1)	(0.4)

Total
Income (loss) from discontinued operations	(1.2)	53.8
Income tax (provision) benefit	0.1	(22.8)
Income (loss) from discontinued operations, net	$(1.1)	$31.0
Sale of Dry Cooling Business
On November 20, 2015, we entered into an agreement for the sale of our dry cooling business. The assets and liabilities of our dry cooling business are presented as “held for sale” within the accompanying condensed consolidated balance sheet as of December 31, 2015. The major classes of assets and liabilities held for sale as of December 31, 2015 are shown below:

Assets:
Accounts receivable, net	$49.2
Inventories, net	12.9
Other current assets	13.9
Property, plant and equipment, net	3.3
Goodwill	10.7
Intangibles, net	8.3
Other assets	8.8
Assets held for sale	$107.1
Liabilities:
Accounts payable	$13.7
Accrued expenses	25.3
Other long-term liabilities	2.3
Liabilities held for sale	$41.3
As indicated in Note 1, on March 30, 2016, we completed the sale of our dry cooling business to Paharpur for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9 during the quarter. As previously indicated, the gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.

(4)                              INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in over 20 countries and sales in over 100 countries around the world.
As indicated in Note 1, during the third quarter of 2015, we realigned our segment reporting structure. Under the realigned structure, we have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Power. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering gains/losses on sales of businesses, impairment and special charges, pension and postretirement expense/income, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our CODM evaluates the results of each segment.

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
Power Reportable Segment
Our Power reportable segment engineers, designs, manufactures, installs and services evaporative and hybrid cooling systems, rotating and stationary heat exchangers, and pollution control systems for the power generation market, and transformers for the power transmission and distribution market. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment serves a global customer base, with a strong presence in North America, Europe, Asia Pacific, and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three months ended March 28, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off.
Financial data for our reportable segments for the three months ended April 2, 2016 and March 28, 2015 are presented below:

	Three months ended
	April 2, 2016	March 28, 2015
Revenues:(1)
HVAC segment	$111.6	$107.7
Detection and Measurement segment	55.4	51.9
Power segment	222.3	216.7
Consolidated revenues	$389.3	$376.3

Income (Loss):
HVAC segment	$15.9	$12.9
Detection and Measurement segment	11.0	8.9
Power segment	(5.5)	(11.4)
Total income for segments	21.4	10.4

Corporate expense	(10.9)	(30.7)
Long-term incentive compensation expense	(2.8)	(21.0)
Pension and postretirement expense	(1.0)	(0.5)
Special charges, net	(0.3)	(2.8)
Impairment of intangible assets	(4.0)	—
Gain on sale of dry cooling business	17.9	—

Consolidated operating income (loss)	$20.3	$(44.6)
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $126.0 and $125.4 in the three months ended April 2, 2016 and March 28, 2015, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $90.6 and $106.3 as of April 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $85.4 and $116.3 as of April 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three months ended April 2, 2016 and March 28, 2015 are described in more detail below:

	Three months ended
	April 2, 2016	March 28, 2015
HVAC segment	$—	$1.4
Detection and Measurement segment	0.2	0.5
Power segment	0.1	0.9
Total	$0.3	$2.8

HVAC Segment — Charges for the three months ended March 28, 2015 related primarily to facility consolidation efforts in Asia Pacific.
Detection and Measurement Segment — Charges for the three months ended April 2, 2016 related to severance associated with our bus fare collection systems business, while charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with restructuring initiatives at our specialty lighting business.
Power Segment — Charges for the three months ended April 2, 2016 related primarily to severance costs associated with a restructuring action at the segment’s SPX Heat Transfer business in order to reduce the cost base of the business in response to reduced demand (see Note 7 for further details). Charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with the continuation of restructuring actions at our Balcke Duerr and dry cooling businesses in order to reduce the cost base of the businesses primarily in response to reduced demand for nuclear power products and services in Europe.
Expected charges still to be incurred under actions approved as of April 2, 2016 were approximately $3.5.
The following is an analysis of our restructuring liabilities for the three months ended April 2, 2016 and March 28, 2015:

	Three months ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$11.3	$5.1
Special charges(1)	0.3	2.5
Utilization — cash	(3.3)	(1.2)
Currency translation adjustment and other	0.1	(0.1)
Balance at end of period	$8.4	$6.3
___________________________

(1)	The three months ended March 28, 2015 included $0.3 of non-cash charges that did not impact the restructuring liability.

(6)	INVENTORIES, NET
Inventories at April 2, 2016 and December 31, 2015 comprised the following:

	April 2, 2016	December 31, 2015
Finished goods	$64.3	$58.4
Work in process	59.3	58.2
Raw materials and purchased parts	78.2	79.4
Total FIFO cost	201.8	196.0
Excess of FIFO cost over LIFO inventory value	(12.5)	(12.4)
Total inventories, net(1)	$189.3	$183.6
___________________________

(1)
The balance at December 31, 2015 includes $12.9 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2015. See Note 3 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 54% and 46% of total inventory at April 2, 2016 and December 31, 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Disposition of Business(2)	Foreign Currency Translation and Other	April 2, 2016
HVAC segment
Gross goodwill	$261.3	$—	$—	$—	$2.4	$263.7
Accumulated impairments	(145.2)	—	—	—	(1.2)	(146.4)
Goodwill	116.1	—	—	—	1.2	117.3

Detection and Measurement segment
Gross goodwill	219.1	—	—	—	(0.7)	218.4
Accumulated impairments	(138.0)	—	—	—	0.6	(137.4)
Goodwill	81.1	—	—	—	(0.1)	81.0

Power segment
Gross goodwill	405.3	—	—	(36.1)	2.3	371.5
Accumulated impairments	(249.0)	—	—	25.9	(1.8)	(224.9)
Goodwill(1)	156.3	—	—	(10.2)	0.5	146.6

Total
Gross goodwill	885.7	—	—	(36.1)	4.0	853.6
Accumulated impairments	(532.2)	—	—	25.9	(2.4)	(508.7)
Goodwill(1)	$353.5	$—	$—	$(10.2)	$1.6	$344.9
___________________________

(1)
The balance at December 31, 2015 includes $10.7 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2015. See Note 3 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(2)	Represents goodwill allocated to our dry cooling business upon its disposition.
Other Intangibles, Net
Identifiable intangible assets at April 2, 2016 and December 31, 2015 comprised the following:

	April 2, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$25.4	$(9.9)	$15.5	$25.4	$(9.5)	$15.9
Technology(1)	20.8	(9.5)	11.3	40.7	(25.2)	15.5
Patents	4.6	(4.6)	—	4.6	(4.6)	—
Other	14.1	(8.1)	6.0	14.2	(8.1)	6.1
	64.9	(32.1)	32.8	84.9	(47.4)	37.5
Trademarks with indefinite lives(1) (2)	115.0	—	115.0	125.0	—	125.0
Total(3)	$179.9	$(32.1)	$147.8	$209.9	$(47.4)	$162.5
___________________________

(1)
The balance at December 31, 2015 includes $2.4 and $5.9 of technology and trademarks, respectively, related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2015. See Note 3 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(2)	As noted below, we recorded an impairment charge of $4.0 during the three months ended April 2, 2016 related to the trademarks of our SPX Heat Transfer business (“Heat Transfer”).

(3)
Changes in the gross carrying values of “Other Intangibles, Net” during the three months ended April 2, 2016 related to the sale of our dry cooling business, the impairment charge related to the Heat Transfer trademarks noted above, and, to a lesser extent, foreign currency translation.

At April 2, 2016, the net carrying value of intangible assets with determinable lives consisted of $4.6 in the HVAC segment, $0.3 in the Detection and Measurement segment and $27.9 in the Power segment. At April 2, 2016, trademarks with indefinite lives consisted of $89.3 in the HVAC segment, $11.1 in the Detection and Measurement segment and $14.6 in the Power segment.
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
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 15). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. Based on our annual impairment testing during the fourth quarter of 2015, the estimated fair value of the trademarks for Heat Transfer was comparable to their carrying value of $9.5. The revenue projections used in the 2015 annual impairment analysis were based on the most recent historical trends for Heat Transfer. More recent trends indicate that Heat Transfer’s revenues for the foreseeable future will be significantly less than the projected amounts included in the 2015 annual analysis. In response to this new information, we performed an impairment analysis of Heat Transfer’s trademarks as of April 2, 2016. Based on such analysis, we recorded an impairment charge of $4.0 to our consolidated results of operations for the three months ended April 2, 2016.
In addition to its trademarks, Heat Transfer has definite-lived intangible assets with an aggregate carrying value at April 2, 2016 of $27.9. Although there are no current indications of impairment associated with these assets, further deterioration in Heat Transfer’s financial results could lead to impairment charges in subsequent periods.
No impairment charges were recorded in the first quarter of 2015.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$39.6	$37.5
Provisions	2.9	2.6
Usage	(4.7)	(4.8)
Currency translation adjustment	(0.2)	(0.1)
Balance at end of period	37.6	35.2
Less: Current portion of warranty	19.1	18.8
Non-current portion of warranty	$18.5	$16.4

(9)	EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended
	April 2, 2016	March 28, 2015
Service cost	$0.1	$0.9
Interest cost	3.6	4.3
Expected return on plan assets	(3.2)	(4.9)
Total net periodic pension benefit expense	$0.5	$0.3
Foreign Pension Plans

	Three months ended
	April 2, 2016	March 28, 2015
Service cost	$—	$0.4
Interest cost	1.4	2.0
Expected return on plan assets	(1.7)	(2.4)
Total net periodic pension benefit income	(0.3)	—
Less: Net periodic pension benefit expense of discontinued operations	—	0.7
Net periodic pension benefit income of continuing operations	$(0.3)	$(0.7)
Postretirement Plans

	Three months ended
	April 2, 2016	March 28, 2015
Service cost	$—	$—
Interest cost	1.0	1.1
Amortization of unrecognized prior service credits	(0.2)	(0.2)
Net periodic postretirement benefit expense	$0.8	$0.9

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended April 2, 2016:

	December 31, 2015	Borrowings	Repayments	Other(4)	April 2, 2016
Revolving loans	$—	$28.9	$(19.2)	$—	$9.7
Term loan(1)	348.0	—	—	0.1	348.1
Trade receivables financing arrangement(2)	—	20.0	(20.0)	—	—
Other indebtedness(3)	23.8	8.6	(2.2)	1.5	31.7
Total debt	371.8	$57.5	$(41.4)	$1.6	389.5
Less: short-term debt	22.1				38.4
Less: current maturities of long-term debt	9.1				13.5
Total long-term debt	$340.6				$337.6
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.9 and $2.0 at April 2, 2016 and December 31, 2015, respectively. See Notes 1 and 2 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 2, 2016, we had $32.7 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $4.1 and $4.8, capital lease obligations of $3.0 and $1.7, and borrowings under a line of credit in China of $20.7 and $17.3 at April 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2015 Annual Report on Form 10-K.
At April 2, 2016, we had $49.5 and $221.8 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 2.2% at April 2, 2016.
At April 2, 2016, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Currency Forward Contracts
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
We had FX forward contracts with an aggregate notional amount of $58.8 and $139.8 outstanding as of April 2, 2016 and December 31, 2015, respectively, all of which are scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $22.2 and $120.8 at April 2, 2016 and December 31, 2015, respectively, with notional amounts of $6.0 and $16.2 scheduled to mature within one and two years thereafter, respectively. The decline in the notional amount of FX forward contracts and FX embedded derivatives was due primarily to the sale of our dry cooling business. The unrealized losses, net of tax, recorded in AOCI related to FX forward contracts were $0.0 and $0.6 as of April 2, 2016 and December 31, 2015, respectively.
With regard to our FX forward contacts, these arrangements are designed to provide the right of setoff in the event of counterparty default or insolvency, and, thus, we have elected to offset the fair values of these instruments in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts were $0.7 and $0.1 (gross assets) and $0.2 and $1.5 (gross liabilities) at April 2, 2016 and December 31, 2015, respectively.
The fair values of our embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At April 2, 2016 and December 31, 2015, the outstanding notional amount of commodity contracts was 3.3 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 2, 2016 and December 31, 2015, the fair value of these contracts was $0.4 (current liability) and $1.7 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $0.6 and $1.2 as of April 2, 2016 and December 31, 2015, respectively. We anticipate reclassifying the unrealized losses as of April 2, 2016 to income over the next 12 months.

(12)	SHAREHOLDERS’ EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	April 2, 2016	March 28, 2015
Weighted-average number of common shares used in basic income (loss) per share	41.293	40.503
Dilutive securities — Restricted stock shares and restricted stock units	0.260	—
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	41.553	40.503
Diluted income per share calculations exclude the effect of unvested restricted stock shares/units and stock options when the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the period. For the three months ended April 2, 2016, the weighted average number of unvested restricted stock shares/units and stock options excluded from the computations of diluted income per share were 1.169 and 1.085, respectively.
For the three months ended March 28, 2015, 0.839 of unvested restricted stock shares/units and 0.323 of outstanding stock options were excluded from the computation of diluted income (loss) per share as we incurred losses from continuing operations during the period.
Long-Term Incentive Compensation
Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2016 is included in our 2015 Annual Report on Form 10-K.
Effective March 2, 2016, we granted long-term incentive awards to our executive officers, certain other members of senior management, and other eligible employees. Awards to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, time-based restricted stock units (“RSU’s”), and long-term cash awards, while other eligible employees were granted RSU’s and long-term cash awards. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant. Long-term cash awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achieving a target segment income amount over the three-year measurement period.

Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2016 meeting scheduled for May 24, 2016.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $2.8 and $21.0 for the three months ended April 2, 2016 and March 28, 2015, respectively. The related tax benefit was $1.1 and $8.1 for the three months ended April 2, 2016 and March 28, 2015, respectively.

PSU's and RSU's
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units that contain a market condition (i.e., the PSU's). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2015 through April 2, 2016:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	1.869	$17.63
Granted	0.541	14.07
Vested	(0.498)	18.95
Forfeited	(0.177)	15.10
Outstanding at April 2, 2016	1.735	16.40
As of April 2, 2016, there was $18.4 of unrecognized compensation cost related to PSU's and RSU's. We expect this cost to be recognized over a weighted-average period of 2.4 years.
Stock Options
On March 2, 2016, we granted 0.505 stock options, all of which were outstanding (but not exercisable) as of April 2, 2016. The exercise price per share of these options is $12.85 and the maximum contractual term of these options is ten years.
The fair value per share of the stock options granted on March 2, 2016 was $4.11. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	30.06%
Annual expected dividend yield	—%
Risk-free interest rate	1.50%
Expected life of stock option (in years)	6.0
Annual expected stock price volatility is based on a weighted average of SPX's stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
As of April 2, 2016, there was $4.8 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.7 years.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive income (loss) before reclassifications	1.7	(0.2)	—	1.5
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(40.4)	1.4	(0.2)	(39.2)
Current-period other comprehensive income (loss)	(38.7)	1.2	(0.2)	(37.7)
Balance at end of period	$241.9	$(0.6)	$4.3	$245.6
__________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain on sale of dry cooling business.”

(2)	Net of tax benefit of $0.4 and $0.8 as of April 2, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $3.1 as of April 2, 2016 and December 31, 2015. The balances as of April 2, 2016 and December 31, 2015 represent net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 28, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(131.1)	0.1	—	(131.0)
Amounts reclassified from accumulated other comprehensive income	—	0.6	(0.2)	0.4
Current-period other comprehensive income (loss)	(131.1)	0.7	(0.2)	(130.6)
Balance at end of period	$(72.1)	$(0.6)	$4.7	$(68.0)
___________________________

(1)	Net of tax benefit of $0.5 and $1.1 as of March 28, 2015 and December 31, 2014, respectively.

(2)	Net of tax provision of $3.0 as of March 28, 2015 and December 31, 2014. The balances as of March 28, 2015 and December 31, 2014 include net unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended April 2, 2016 and March 28, 2015:

	Amount Reclassified from AOCI
	Three months ended
	April 2, 2016	March 28, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$1.0	$—	Revenues
Commodity contracts	0.7	0.7	Cost of products sold
Pre-tax	1.7	0.7
Income taxes	(0.3)	(0.1)
	$1.4	$0.6

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.2)	$(0.2)	Selling, general and administrative
Pre-tax	(0.2)	(0.2)
Income taxes	—	—
	$(0.2)	$(0.2)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$(40.4)	$—	Gain on sale of dry cooling business
Common Stock in Treasury
During the three months ended April 2, 2016 and March 28, 2015, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $17.8 and $5.6, respectively, and increased by $0.0 and $1.2, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015, which occurred on July 1, 2015. Dividends declared and paid for the first three months of 2015 totaled $15.4 and $15.1, respectively.

Changes in Equity
A summary of the changes in equity for the three months ended April 2, 2016 and March 28, 2015 is provided below:

	April 2, 2016			March 28, 2015
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$345.4	$(37.1)	$308.3	$1,808.7	$3.2	$1,811.9
Net income (loss)	13.0	0.6	13.6	(7.1)	(2.9)	(10.0)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.4 and $0.6 for the three months ended April 2, 2016 and March 28, 2015, respectively	1.2	—	1.2	0.7	—	0.7
Pension and postretirement liability adjustment, net of tax benefit of $0.0 for the three months ended April 2, 2016 and March 28, 2015	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Foreign currency translation adjustments	(38.7)	(1.0)	(39.7)	(131.1)	0.1	(131.0)
Total comprehensive loss, net	(24.7)	(0.4)	(25.1)	(137.7)	(2.8)	(140.5)
Dividends declared	—	—	—	(15.4)	—	(15.4)
Incentive plan activity	2.7	—	2.7	4.9	—	4.9
Stock-based long-term incentive compensation expense (includes amounts recorded to discontinued operations of $2.6 for the three months ended March 28, 2015)	2.7	—	2.7	23.6	—	23.6
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.0 and $0.4 for the three months ended April 2, 2016 and March 28, 2015, respectively	(3.3)	—	(3.3)	(5.5)	—	(5.5)
Other changes in noncontrolling interests	—	—	—	—	(0.5)	(0.5)
Equity, end of period	$322.8	$(37.5)	$285.3	$1,678.6	$(0.1)	$1,678.5

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $589.5 (including $534.1 for asbestos product liability matters) and $591.1 (including $534.4 for asbestos product liability matters) at April 2, 2016 and December 31, 2015, respectively. Of these amounts, $550.9 and $552.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 2, 2016 and December 31, 2015, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended April 2, 2016 and March 28, 2015, our payments for asbestos-related matters, net of insurance recoveries, were $1.3 and $1.5, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $493.3 at April 2, 2016 and December 31, 2015, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three months ended April 2, 2016 and March 28, 2015, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
Large Power Projects in South Africa
The business environment surrounding our large power projects in South Africa remains difficult, as we have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We currently are involved in a number of claim disputes relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, in attempt to mitigate our overall financial exposure.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At April 2, 2016, the projected revenues related to our large power projects in South Africa included approximately $26.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of April 2, 2016, we had liabilities for site investigation and/or remediation at 35 sites (35 sites at December 31, 2015) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of April 2, 2016, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites at which the liability has not been settled, of which 7 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
We enter into consortium arrangements for certain projects within our Power segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of April 2, 2016, our share of the aggregate contract value on open consortium arrangements was $102.9 (of which approximately 71% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $382.0. As of December 31, 2015, our share of the aggregate contract value on open consortium arrangements was $100.2 (of which approximately 68% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $371.7. At April 2, 2016 and December 31, 2015, we recorded liabilities of $0.7 and $0.6, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)	INCOME TAXES
Uncertain Tax Benefits
As of April 2, 2016, we had gross unrecognized tax benefits of $44.7 (net unrecognized tax benefits of $25.9), all of which, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 2, 2016, gross accrued interest totaled $3.0 (net accrued interest of $2.0). As of April 2, 2016, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended April 2, 2016, we recorded an income tax provision of $3.5 on $18.2 of pre-tax income from continuing operations, resulting in an effective rate of 19.2%. This compares to an income tax benefit for the three months ended March 28, 2015 of $13.3 on $54.3 of a pre-tax loss from continuing operations, resulting in an effective rate of 24.5%. The most significant items impacting the income tax provision for the first quarter of 2016 were (i) $0.7 of taxes that were provided in connection with the $17.9 gain that was recorded during the quarter on the sale of our dry cooling business and (ii) approximately $4.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first quarter of 2015 were (i) $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the spin-off transaction and (ii) approximately $9.6 of foreign losses generated during the quarter for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
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
We have various foreign income tax returns under examination. The most significant of these is in Germany for the 2010 through 2013 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
As of April 2, 2016, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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
Indebtedness
The estimated fair value of our debt instruments as of April 2, 2016 and December 31, 2015 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

EXECUTIVE OVERVIEW
Spin-Off of SPX FLOW
On September 26, 2015, we completed the spin-off of SPX FLOW, Inc. (the “Spin-Off”). The results of SPX FLOW, Inc. (“SPX FLOW”) for the three months ended March 28, 2015 are presented as discontinued operations. See Notes 1 and 3 to the condensed consolidated financial statements for additional information regarding the Spin-Off and the financial results of SPX FLOW.
Summary of Operating Results
Revenues for the three months ended April 2, 2016 increased by $13.0 (or 3.5%) when compared to the same period in 2015. The increase in revenues was the result of organic growth across all three of our reportable segments, with the primary contributors being cooling products within our HVAC segment, underground pipe and cable locators, inspection equipment, and specialty lighting within our Detection and Measurement segment, and power transformers within our Power segment.
During the three months ended April 2, 2016, we generated operating income of $20.3, compared to an operating loss of $44.6 during the same period in 2015. Operating results for the three months ended April 2, 2016 were impacted favorably by the organic revenue noted above. In addition, operating results for the first quarters of 2016 and 2015 were impacted by the following:

•	Three months ended April 2, 2016

◦
On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.

◦	We recorded an impairment charge of $4.0 associated with the trademarks of our SPX Heat Transfer business (“Heat Transfer”).

•
Three months ended March 28, 2015 - Corporate expense and long-term incentive compensation included a significant amount of costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.

Cash flows used in continuing operations totaled $60.9 during the first three months of 2016, compared to $116.4 during the first three months of 2015. The decrease in cash outflows was due primarily to the fact that the amount for the first three months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. A significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first quarter of 2016.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2015 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the first quarter of 2015.
Cyclicality of End Markets, Seasonality and Competition — The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. Our heating and ventilation businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. Demand for cooling towers used in power generation applications, along with the related services, is highly correlated to the timing of large construction contracts and power plant outages, which may cause significant fluctuations from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three months ended April 2, 2016 and March 28, 2015, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$389.3	$376.3	3.5
Gross profit	89.8	74.5	20.5
% of revenues	23.1%	19.8%
Selling, general and administrative expense	82.2	114.9	(28.5)
% of revenues	21.1%	30.5%
Intangible amortization	0.9	1.4	(35.7)
Special charges, net	0.3	2.8	(89.3)
Impairment of intangible assets	4.0	—	*
Gain on sale of dry cooling business	17.9	—	*
Other income (expense), net	0.8	(4.6)	*
Interest expense, net	(3.3)	(5.1)	(35.3)
Equity earnings in joint ventures	0.4	—	*
Income (loss) from continuing operations before income taxes	18.2	(54.3)	*
Income tax (provision) benefit	(3.5)	13.3	*
Income (loss) from continuing operations	14.7	(41.0)	*

Components of consolidated revenue increase:
Organic growth			5.8
Foreign currency			(2.3)
Net revenue increase			3.5
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three months ended April 2, 2016, the increase in revenues, compared to the respective period in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the first quarter of 2016. The increase in organic revenue occurred across all three of our reportable segments. See “Results of Reportable Segments” for additional details.
Gross Profit — The increase in gross profit and gross profit as a percentage of revenues for the three months ended April 2, 2016, compared to the respective period in 2015, was due primarily to an increase in organic revenue, improved operating efficiency and other cost reductions at our power transformer and boiler products businesses, and a more profitable sales mix within certain of our businesses.
Selling, General and Administrative (“SG&A”) Expense — For the three months ended April 2, 2016, the decrease in SG&A expense, compared to the respective period in 2015, was due primarily to a decrease in corporate expense and long-term incentive compensation. As previously noted, corporate expense and long-term incentive compensation for the three months ended March 28, 2015 included a significant amount of costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.
Intangible Amortization — The decline in intangible amortization is primarily the result of discontinuing depreciation and amortization on the long-term assets of our dry cooling business in connection with classifying the business’s assets and liabilities as “held for sale,” effective December 31, 2015.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2016 and 2015.
Impairment of Intangible Assets — For the three months ended April 2, 2016, we recorded an impairment charge of $4.0 related to the trademarks of Heat Transfer. See Note 7 to our condensed consolidated financial statements for additional details.
Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9. See Notes 1 and 3 to our condensed consolidated financial statements for additional details.
Other Income (Expense), net — Other income, net, for the three months ended April 2, 2016 was composed primarily of (i) foreign currency transaction gains of $1.0, (ii) gains on foreign currency forward contracts (“FX forward contracts”) of $1.2, and (iii) income derived from company owned life insurance policies of $0.5, partially offset by losses on currency forward embedded derivatives (“FX embedded derivatives”) of $1.9.

Other expense, net, for the three months ended March 28, 2015 was composed primarily of FX forward contract losses of $9.6 and foreign currency translation losses of $0.5, partially offset by gains on FX embedded derivatives of $5.4.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended April 2, 2016, compared to the same period in 2015, was primarily a result of a decline in interest expense resulting from lower average debt balances during the first three months of 2016 compared to the respective period in 2015.
Income Tax (Provision) Benefit — For the three months ended April 2, 2016, we recorded an income tax provision of $3.5 on $18.2 of pre-tax income from continuing operations, resulting in an effective rate of 19.2%. This compares to an income tax benefit for the three months ended March 28, 2015 of $13.3 on $54.3 of a pre-tax loss from continuing operations, resulting in an effective rate of 24.5%. The most significant items impacting the income tax provision for the first quarter of 2016 were (i) $0.7 of taxes that were provided in connection with the $17.9 gain that was recorded during the quarter on the sale of our dry cooling business and (ii) approximately $4.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first quarter of 2015 were (i) $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the spin-off transaction and (ii) approximately $9.6 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
RESULTS OF DISCONTINUED OPERATIONS AND DISPOSITION
Spin-Off of SPX FLOW
We completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation for the three months ended March 28, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the three months ended March 28, 2015 are shown below:

Revenues	$570.6
Costs and expenses:
Cost of products sold	383.2
Selling, general and administrative(1)	118.3
Intangible amortization	5.9
Special charges	3.8
Other income, net	5.4
Interest expense, net	(10.6)
Income before taxes	54.2
Income tax provision	(22.8)
Income from discontinued operations, net of tax	31.4
Less: Net loss attributable to noncontrolling interest	(0.3)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$31.7
___________________________

(1)	Includes $5.0 for the three months ended March 28, 2015 of professional fees and other costs that were incurred in connection with the Spin-Off.
Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $1.1 and $0.4 during the three months ended April 2, 2016 and March 28, 2015, respectively, resulting from revisions to liabilities retained from dispositions of businesses discontinued prior to 2015.

For the three months ended April 2, 2016 and March 28, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended
	April 2, 2016	March 28, 2015
SPX FLOW
Income from discontinued operations	$—	$54.2
Income tax provision	—	(22.8)
Income from discontinued operations, net	—	31.4

All other
Loss from discontinued operations	(1.2)	(0.4)
Income tax benefit	0.1	—
Loss from discontinued operations, net	(1.1)	(0.4)

Total
Income (loss) from discontinued operations	(1.2)	53.8
Income tax (provision) benefit	0.1	(22.8)
Income (loss) from discontinued operations, net	$(1.1)	$31.0

Sale of Dry Cooling Business
On November 20, 2015, we entered into an agreement for the sale of our dry cooling business. On March 30, 2016, we completed the sale of the business to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the quarter of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.
The final sales price for the dry cooling business is subject to adjustment based on working capital existing at the closing date and is subject to agreement with the buyer. Final agreement of the working capital amount with the buyer has yet to occur. Additionally, we provided customary indemnifications to Paharpur in connection with the sale. Accordingly, it is possible that the sales price and resulting gain for this divestiture may be materially adjusted in subsequent periods.
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
HVAC Reportable Segment

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$111.6	$107.7	3.6
Income	15.9	12.9	23.3
% of revenues	14.2%	12.0%
Components of revenue increase:
Organic			4.3
Foreign currency			(0.7)
Net revenue increase			3.6
Revenues — For the three months ended April 2, 2016, the increase in revenues, compared to the respective period in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar in the first quarter of 2016. The increase in organic revenue was due primarily to an increase in sales of cooling products in the Americas.

Income — For the three months ended April 2, 2016, income and margin increased, compared to the respective period in 2015, primarily as a result of (i) the organic revenue growth noted above, (ii) a more profitable sales mix within certain businesses of the segment, and (iii) improved operating efficiency and other cost reductions within the segment’s boiler products business.
Backlog — The segment had backlog of $40.9 and $44.7 as of April 2, 2016 and March 28, 2015, respectively.
Detection and Measurement Reportable Segment

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$55.4	$51.9	6.7
Income	11.0	8.9	23.6
% of revenues	19.9%	17.1%
Components of revenue increase:
Organic			7.9
Foreign currency			(1.2)
Net revenue increase			6.7
Revenues — For the three months ended April 2, 2016, the increase in revenues, compared to the respective period in 2015, was due to an increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of underground pipe and cable locators, inspection equipment, and specialty lighting, partially offset by the impact of a stronger U.S. dollar during the first quarter of 2016.
Income — For the three months ended April 2, 2016, income and margin increased, compared to the respective period in 2015, primarily as a result of the organic revenue growth noted above.
Backlog — The segment had backlog of $36.4 and $41.8 as of as of April 2, 2016 and March 28, 2015, respectively.
Power Reportable Segment

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$222.3	$216.7	2.6
Loss	(5.5)	(11.4)	(51.8)
% of revenues	(2.5)%	(5.3)%
Components of revenue increase:
Organic			6.1
Foreign currency			(3.5)
Net revenue increase			2.6
Revenues — For the three months ended April 2, 2016, the increase in revenues, compared to the respective period in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar in the first quarter of 2016. The increase in organic revenue was due primarily to an increase in sales of power generation equipment in the Americas and power transformers, partially offset by a decline in sales of power generation equipment in Europe and Asia Pacific.
Loss — For the three months ended April 2, 2016, the loss decreased, compared to the respective period in 2015, primarily as a result of the organic revenue growth noted above and improved operating efficiency within the segment’s power transformer business.
Backlog — The segment had backlog of $717.3 and $877.7 as of April 2, 2016 and March 28, 2015, respectively. Of the $160.4 year-over-year decline in backlog, $48.9 was attributable to the impact of a stronger U.S. dollar as of April 2, 2016, as compared to March 28, 2015. In addition, the balance at March 28, 2015 included $169.8 of backlog associated with our dry cooling business. As previously noted, we completed the sale of the dry cooling business on March 30, 2016. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2016 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Total consolidated revenues	$389.3	$376.3	3.5
Corporate expense	10.9	30.7	(64.5)
% of revenues	2.8%	8.2%
Long-term incentive compensation expense	2.8	21.0	(86.7)
Pension and postretirement expense	1.0	0.5	100.0
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three months ended March 28, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off. The decrease in corporate expense for the three months ended April 2, 2016, compared to the respective period in 2015, was due primarily to the elimination of costs in connection with the Spin-Off, including the cost of the corporate employees who became employees of SPX FLOW.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. Long-term incentive compensation expense for the three months ended March 28, 2015 included $16.5 related to corporate employees who became employees of SPX FLOW at the time of the Spin-Off or retired in connection with the Spin-Off. In addition, our 2016 long-term incentive awards were not granted until March 2, 2016. Accordingly, there was only a month of related compensation expense reflected in our operating results for the first quarter of 2016. In prior years, long-term incentive awards were granted at of the beginning of the first quarter. See Note 12 to the condensed consolidated financial statements for additional details.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense during the three months ended April 2, 2016, compared to the respective period in 2015, was due primarily to the decrease in our expected rate of return on plan assets, partially offset by (i) the transfer to SPX FLOW of the “Top Management Plan” obligation related to SPX FLOW’s executive officers and (ii) increased discount rates. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 2, 2016 and March 28, 2015.

	Three months ended
	April 2, 2016	March 28, 2015
Continuing operations:
Cash flows used in operating activities	$(60.9)	$(116.4)
Cash flows from (used in) investing activities	43.9	(2.8)
Cash flows from financing activities	14.4	100.1
Cash flows used in discontinued operations	(1.3)	(7.3)
Change in cash and equivalents due to changes in foreign currency exchange rates	0.4	(38.1)
Net change in cash and equivalents	$(3.5)	$(64.5)
Operating Activities — The decrease in cash flows used in operating activities during the three months ended April 2, 2016, as compared to the same period in 2015, was due primarily to the fact that the amount for the first three months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first quarter of 2016. In addition, cash flows used in operating activities for the first quarter of 2015 were impacted by approximately $23.0 of cash investments required for our large power projects in South Africa, while the required cash investment in the first quarter of 2016 was less than $1.0.
Investing Activities — Cash flows from investing activities for the three months ended April 2, 2016 were comprised of proceeds from the sale of our dry cooling business of $45.9, partially offset by capital expenditures of $2.0. Cash flows from investing activities for the three months ended March 28, 2015 related to capital expenditures of $2.8.

Financing Activities — Cash flows from financing activities for the three months ended April 2, 2016 primarily related to net borrowings under our senior credit facilities of $9.7 and net borrowings under our various other debt instruments of $6.4. Cash flows from financing activities for the three months ended March 28, 2015 primarily related to net borrowings under our senior credit facilities and trade receivables financing arrangement of $122.0, partially offset by dividend payments of $15.1.
Discontinued Operations — Cash flows used in discontinued operations for the three months ended April 2, 2016 related primarily to disbursements for liabilities retained in connection with dispositions prior to 2015. Cash flows used in discontinued operations for the three months ended March 28, 2015 related primarily to the cash flows associated with the FLOW Business.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the three months ended April 2, 2016. The decrease of $38.1 in cash and equivalents due to foreign currency exchange rates for the three months ended March 28, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended April 2, 2016.

	December 31, 2015	Borrowings	Repayments	Other(4)	April 2, 2016
Revolving loans	$—	$28.9	$(19.2)	$—	$9.7
Term loan(1)	348.0	—	—	0.1	348.1
Trade receivables financing arrangement(2)	—	20.0	(20.0)	—	—
Other indebtedness(3)	23.8	8.6	(2.2)	1.5	31.7
Total debt	371.8	$57.5	$(41.4)	$1.6	389.5
Less: short-term debt	22.1				38.4
Less: current maturities of long-term debt	9.1				13.5
Total long-term debt	$340.6				$337.6
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.9 and $2.0 at April 2, 2016 and December 31, 2015, respectively. See Notes 1 and 2 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 2, 2016, we had $32.7 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $4.1 and $4.8, capital lease obligations of $3.0 and $1.7, and borrowings under a line of credit in China of $20.7 and $17.3 at April 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At April 2, 2016, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At April 2, 2016, we had $290.8 of available borrowing capacity under our revolving credit facilities after giving effect to $49.5 reserved for outstanding letters of credit and $9.7 of outstanding revolving loans. In addition, at April 2, 2016, we had $278.2 of available issuance capacity under our foreign trade facilities after giving effect to $221.8 reserved for outstanding letters of credit.
We have a shelf registration statement for 8.3 shares of common stock that may be issued for acquisitions. In addition, other financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $26.4 as of April 2, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $6.0 to $10.0 relating to uncertain tax positions, which includes an estimate of interest and penalties.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2015 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2015 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2015 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2015 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 2, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 2, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13 under the heading “Litigation Matters,” included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

10.1*
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.2*
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.3*
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.4*	Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2016 and March 28, 2015; (ii) Condensed Consolidated Balance Sheets at April 2, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and March 28, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

___________________________
* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 6, 2016	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 6, 2016	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

10.1*
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.2*
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.3*
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

10.4*	Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended April 2, 2016 and March 28, 2015; (ii) Condensed Consolidated Balance Sheets at April 2, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and March 28, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

___________________________
* Denotes management contract or compensatory plan or arrangement.