Form 10-Q
period 2016-07-02
SPX CORP
filed 2016-08-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016

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

Common shares outstanding July 29, 2016, 41,757,798

SPX CORPORATION
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues	$412.9	$459.4	$802.2	$835.7
Costs and expenses:
Cost of products sold	318.1	363.4	617.6	665.2
Selling, general and administrative	81.0	100.7	163.2	215.6
Intangible amortization	0.9	1.2	1.8	2.6
Special charges, net	2.0	2.8	2.3	5.6
Impairment of intangible assets	—	—	4.0	—
Gain (loss) on sale of dry cooling business	(1.2)	—	16.7	—
Operating income (loss)	9.7	(8.7)	30.0	(53.3)

Other income (expense), net	(0.5)	1.7	0.3	(2.9)
Interest expense	(3.8)	(6.5)	(7.3)	(12.2)
Interest income	0.2	0.4	0.4	1.0
Equity earnings in joint ventures	0.4	0.5	0.8	0.5
Income (loss) from continuing operations before income taxes	6.0	(12.6)	24.2	(66.9)
Income tax (provision) benefit	(2.6)	0.8	(6.1)	14.1
Income (loss) from continuing operations	3.4	(11.8)	18.1	(52.8)

Income from discontinued operations, net of tax	—	48.7	—	80.1
Loss on disposition of discontinued operations, net of tax	(0.4)	(0.5)	(1.5)	(0.9)
Income (loss) from discontinued operations, net of tax	(0.4)	48.2	(1.5)	79.2

Net income	3.0	36.4	16.6	26.4
Less: Net loss attributable to redeemable noncontrolling interests	(1.0)	(2.5)	(0.4)	(5.4)
Net income attributable to SPX Corporation common shareholders	4.0	38.9	17.0	31.8
Adjustment related to redeemable noncontrolling interest (Note 13)	(18.1)	—	(18.1)	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(14.1)	$38.9	$(1.1)	$31.8

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income (loss) from continuing operations, net of tax	$(13.7)	$(9.7)	$0.4	$(48.1)
Income (loss) from discontinued operations, net of tax	(0.4)	48.6	(1.5)	79.9
Net income (loss)	$(14.1)	$38.9	$(1.1)	$31.8

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.33)	$(0.24)	$0.01	$(1.19)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	1.20	(0.04)	1.97
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.34)	$0.96	$(0.03)	$0.78

Weighted-average number of common shares outstanding — basic	41.594	40.602	41.443	40.553

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.33)	$(0.24)	$0.01	$(1.19)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.01)	1.20	(0.04)	1.97
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.34)	$0.96	$(0.03)	$0.78

Weighted-average number of common shares outstanding — diluted	41.594	40.602	41.754	40.553

Comprehensive income (loss)	$(0.6)	$77.3	$(25.7)	$(63.2)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$102.0	$101.4
Accounts receivable, net	340.5	367.0
Inventories, net	181.5	170.7
Other current assets	36.2	36.1
Assets held for sale	—	107.1
Total current assets	660.2	782.3
Property, plant and equipment:
Land	16.3	16.3
Buildings and leasehold improvements	123.3	120.4
Machinery and equipment	362.0	357.2
	501.6	493.9
Accumulated depreciation	(288.2)	(274.4)
Property, plant and equipment, net	213.4	219.5
Goodwill	343.7	342.8
Intangibles, net	146.3	154.2
Other assets	623.5	629.6
Deferred income taxes	51.8	50.9
TOTAL ASSETS	$2,038.9	$2,179.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148.8	$176.9
Accrued expenses	383.2	403.7
Income taxes payable	4.2	1.7
Short-term debt	21.5	22.1
Current maturities of long-term debt	17.9	9.1
Liabilities held for sale	—	41.3
Total current liabilities	575.6	654.8
Long-term debt	334.5	340.6
Deferred and other income taxes	48.7	55.2
Other long-term liabilities	807.5	820.4
Total long-term liabilities	1,190.7	1,216.2
Commitments and contingent liabilities (Note 13)
Equity:
SPX Corporation shareholders’ equity:
Common stock (100,539,906 and 41,716,444 issued and outstanding at July 2, 2016, respectively, 100,525,876 and 41,415,909 issued and outstanding at December 31, 2015, respectively)	1.0	1.0
Paid-in capital	2,583.2	2,649.6
Retained earnings	914.8	897.8
Accumulated other comprehensive income	242.2	283.3
Common stock in treasury (58,823,462 and 59,109,967 shares at July 2, 2016 and December 31, 2015, respectively)	(3,468.6)	(3,486.3)
Total SPX Corporation shareholders’ equity	272.6	345.4
Noncontrolling interests	—	(37.1)
Total equity	272.6	308.3
TOTAL LIABILITIES AND EQUITY	$2,038.9	$2,179.3
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 2, 2016	June 27, 2015
Cash flows used in operating activities:
Net income	$16.6	$26.4
Less: Income (loss) from discontinued operations, net of tax	(1.5)	79.2
Income (loss) from continuing operations	18.1	(52.8)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Special charges, net	2.3	5.6
Gain on asset sales	—	(1.2)
Gain on sale of dry cooling business	(16.7)	—
Impairment of intangible assets	4.0	—
Deferred and other income taxes	1.7	(8.1)
Depreciation and amortization	14.2	21.0
Pension and other employee benefits	8.7	11.3
Long-term incentive compensation	6.3	25.0
Other, net	1.4	1.5
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	26.6	(91.3)
Inventories	(17.4)	(35.2)
Accounts payable, accrued expenses and other	(82.3)	(17.7)
Cash spending on restructuring actions	(4.9)	(3.8)
Net cash used in continuing operations	(38.0)	(145.7)
Net cash from (used in) discontinued operations	(1.4)	46.1
Net cash used in operating activities	(39.4)	(99.6)
Cash flows from (used in) investing activities:
Net proceeds from sale of dry cooling business	45.9	—
Proceeds from asset sales	0.1	2.0
Increase in restricted cash	(1.7)	—
Capital expenditures	(4.3)	(6.8)
Net cash from (used in) continuing operations	40.0	(4.8)
Net cash used in discontinued operations	—	(21.1)
Net cash from (used in) investing activities	40.0	(25.9)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	65.0	325.0
Repayments under senior credit facilities	(65.0)	(224.2)
Borrowings under trade receivables financing arrangement	20.0	95.0
Repayments under trade receivables financing arrangement	(20.0)	(88.0)
Net borrowings (repayments) under other financing arrangements	(0.6)	1.1
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.6)	(5.3)
Dividends paid	—	(30.4)
Net cash from (used in) continuing operations	(2.2)	73.2
Net cash used in discontinued operations	—	(3.6)
Net cash from (used in) financing activities	(2.2)	69.6
Change in cash and equivalents due to changes in foreign currency exchange rates	2.2	(42.8)
Net change in cash and equivalents	0.6	(98.7)
Consolidated cash and equivalents, beginning of period	101.4	427.6
Consolidated cash and equivalents, end of period	$102.0	$328.9
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
The financial results of SPX FLOW for the three and six months ended June 27, 2015 have been classified as discontinued operations within the accompanying condensed consolidated financial statements. See Note 3 for additional information regarding discontinued operations.
In connection with the Spin-Off, SPX and SPX FLOW entered into several administrative agreements covering various services, such as information technology, human resources and finance, to be provided by each party for a period of up to 12 months following the Distribution Date. These agreements contain customary mutual indemnification provisions. The financial activity associated with these agreements was not material to our condensed consolidated financial results for the three and six months ended July 2, 2016.
Sale of Dry Cooling Business
On March 30, 2016, we completed the sale of our dry cooling business to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the quarter ended April 2, 2016 of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation. During the second quarter of 2016, we recorded a charge of $1.2 in connection with adjustments to certain liabilities that we retained.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results for the first half of 2016, when compared to the consolidated operating results for the first half of 2015.
(2)                                NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect this new standard will have on our condensed consolidated financial statements.
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
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual periods beginning on or after December 15, 2018 for public business entities, and interim periods within those fiscal years. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are currently evaluating the effect this new standard will have on our condensed consolidated financial statements.
In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee shared-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect this new standard will have on our condensed consolidated financial statements.

(3)	DISCONTINUED OPERATIONS AND SALE OF DRY COOLING BUSINESS
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated statements of operations for the three and six months ended June 27, 2015 and the condensed consolidated statement of cash flows for the six months ended June 27, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW are shown below:

	Three months ended	Six months ended
	June 27, 2015	June 27, 2015
Revenues	$615.0	$1,185.6
Costs and expenses:
Cost of products sold	404.8	788.0
Selling, general and administrative(1)	128.3	246.6
Intangible amortization	5.9	11.8
Special charges	3.3	7.1
Other income (expense), net	(1.7)	3.7
Interest expense, net	(11.1)	(21.7)
Income before taxes	59.9	114.1
Income tax provision	(11.2)	(34.0)
Income from discontinued operations, net of tax	48.7	80.1
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.7)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$49.1	$80.8
___________________________

(1)	Includes $9.0 and $14.0 for the three and six months ended June 27, 2015 of professional fees and other costs that were incurred in connection with the Spin-Off.
The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the condensed consolidated statement of cash flows for the six months ended June 27, 2015:

Depreciation and amortization	$29.5
Capital expenditures	22.6

Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $0.4 and $1.5 during the three and six months ended July 2, 2016, respectively, and net losses of $0.5 and $0.9 during the three and six months ended June 27, 2015, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2015.
For the three and six months ended July 2, 2016 and June 27, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
SPX FLOW
Income from discontinued operations	$—	$59.9	$—	$114.1
Income tax provision	—	(11.2)	—	(34.0)
Income from discontinued operations, net	—	48.7	—	80.1

All other
Loss from discontinued operations	(0.6)	(2.1)	(1.8)	(2.5)
Income tax benefit	0.2	1.6	0.3	1.6
Loss from discontinued operations, net	(0.4)	(0.5)	(1.5)	(0.9)

Total
Income (loss) from discontinued operations	(0.6)	57.8	(1.8)	111.6
Income tax (provision) benefit	0.2	(9.6)	0.3	(32.4)
Income (loss) from discontinued operations, net	$(0.4)	$48.2	$(1.5)	$79.2
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
As indicated in Note 1, on March 30, 2016, we completed the sale of our dry cooling business to Paharpur for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9 during the first quarter of 2016. As previously indicated, the gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation. During the second quarter of 2016, we recorded a charge of $1.2 in connection with adjustments to certain liabilities that we retained.

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

Corporate Expense

Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three and six months ended June 27, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off.

Financial data for our reportable segments for the three and six months ended July 2, 2016 and June 27, 2015 are presented below:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues:(1)
HVAC segment	$121.9	$118.3	$233.5	$226.0
Detection and Measurement segment	60.1	58.2	115.5	110.1
Power segment	230.9	282.9	453.2	499.6
Consolidated revenues	$412.9	$459.4	$802.2	$835.7

Income (Loss):
HVAC segment	$17.1	$13.0	$33.0	$25.9
Detection and Measurement segment	12.1	10.2	23.1	19.1
Power segment	(1.8)	1.6	(7.3)	(9.8)
Total income for segments	27.4	24.8	48.8	35.2

Corporate expense	(8.2)	(26.2)	(19.1)	(56.9)
Long-term incentive compensation expense	(3.5)	(4.0)	(6.3)	(25.0)
Pension and postretirement expense	(2.8)	(0.5)	(3.8)	(1.0)
Special charges, net	(2.0)	(2.8)	(2.3)	(5.6)
Impairment of intangible assets	—	—	(4.0)	—
Gain (loss) on sale of dry cooling business	(1.2)	—	16.7	—

Consolidated operating income (loss)	$9.7	$(8.7)	$30.0	$(53.3)
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $110.6 and $120.9 in the three months ended July 2, 2016 and June 27, 2015, respectively. For the six months ended July 2, 2016 and June 27, 2015, revenues under the percentage of completion method were $236.6 and $246.3, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $91.7 and $106.3 as of July 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $87.9 and $116.3 as of July 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended July 2, 2016 and June 27, 2015 are described in more detail below:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
HVAC segment	$—	$(0.2)	$—	$1.2
Detection and Measurement segment	—	0.1	0.2	0.6
Power segment	2.0	2.9	2.1	3.8
Total	$2.0	$2.8	$2.3	$5.6

HVAC Segment — Charges for the six months ended June 27, 2015 related primarily to facility consolidation efforts in Asia Pacific.
Detection and Measurement Segment — Charges for the six months ended July 2, 2016 related to severance associated with our bus fare collection systems business, while charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with restructuring initiatives at our specialty lighting business.
Power Segment — Charges for the three and six months ended July 2, 2016 related primarily to cost incurred in connection with a restructuring action at the segment’s SPX Heat Transfer ("Heat Transfer") business in order to reduce the cost base of the business in response to reduced demand, partially offset by a reduction in the expected cost of the restructuring actions at our Balcke Duerr business. The cost incurred for the Heat Transfer business restructuring action included asset impairment charges of $2.6 associated with the discontinuance of a product line and severance costs. Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with facility consolidation efforts in Asia Pacific and restructuring actions at our Balcke Duerr and dry cooling businesses.
Expected charges still to be incurred under actions approved as of July 2, 2016 were approximately $0.3.
The following is an analysis of our restructuring liabilities for the six months ended July 2, 2016 and June 27, 2015:

	Six months ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$11.3	$5.1
Special charges(1)	(0.3)	5.3
Utilization — cash	(4.9)	(3.8)
Currency translation adjustment and other	(0.1)	(0.1)
Balance at end of period	$6.0	$6.5
___________________________

(1)	The six months ended July 2, 2016 and June 27, 2015 included $2.6 and $0.3 of non-cash charges, respectively, that did not impact the restructuring liability.

(6)	INVENTORIES, NET
Inventories at July 2, 2016 and December 31, 2015 comprised the following:

	July 2, 2016	December 31, 2015
Finished goods	$54.7	$58.4
Work in process	61.6	58.2
Raw materials and purchased parts	77.8	79.4
Total FIFO cost	194.1	196.0
Excess of FIFO cost over LIFO inventory value	(12.6)	(12.4)
Total inventories, net(1)	$181.5	$183.6
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

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 52% and 46% of total inventory at July 2, 2016 and December 31, 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Disposition of Business(2)	Foreign Currency Translation and Other	July 2, 2016
HVAC segment
Gross goodwill	$261.3	$—	$—	$—	$(0.1)	$261.2
Accumulated impairments	(145.2)	—	—	—	0.5	(144.7)
Goodwill	116.1	—	—	—	0.4	116.5

Detection and Measurement segment
Gross goodwill	219.1	—	—	—	(2.3)	216.8
Accumulated impairments	(138.0)	—	—	—	1.9	(136.1)
Goodwill	81.1	—	—	—	(0.4)	80.7

Power segment
Gross goodwill	405.3	—	—	(36.1)	1.8	371.0
Accumulated impairments	(249.0)	—	—	25.9	(1.4)	(224.5)
Goodwill(1)	156.3	—	—	(10.2)	0.4	146.5

Total
Gross goodwill	885.7	—	—	(36.1)	(0.6)	849.0
Accumulated impairments	(532.2)	—	—	25.9	1.0	(505.3)
Goodwill(1)	$353.5	$—	$—	$(10.2)	$0.4	$343.7
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

(2)	Represents goodwill allocated to our dry cooling business upon its disposition.
Other Intangibles, Net
Identifiable intangible assets at July 2, 2016 and December 31, 2015 comprised the following:

	July 2, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$25.4	$(10.2)	$15.2	$25.4	$(9.5)	$15.9
Technology(1)	20.8	(9.8)	11.0	40.7	(25.2)	15.5
Patents	4.6	(4.6)	—	4.6	(4.6)	—
Other	14.1	(8.3)	5.8	14.2	(8.1)	6.1
	64.9	(32.9)	32.0	84.9	(47.4)	37.5
Trademarks with indefinite lives(1) (2)	114.3	—	114.3	125.0	—	125.0
Total(3)	$179.2	$(32.9)	$146.3	$209.9	$(47.4)	$162.5
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

(2)	As noted below, we recorded an impairment charge of $4.0 during the first quarter of 2016 related to the trademarks of our Heat Transfer business.

(3)
Changes in the gross carrying values of “Other Intangibles, Net” during the six months ended July 2, 2016 related to the sale of our dry cooling business, the impairment charge related to the Heat Transfer trademarks noted above, and, to a lesser extent, foreign currency translation.

At July 2, 2016, the net carrying value of intangible assets with determinable lives consisted of $4.4 in the HVAC segment, $0.2 in the Detection and Measurement segment and $27.4 in the Power segment. At July 2, 2016, trademarks with indefinite lives consisted of $89.2 in the HVAC segment, $10.5 in the Detection and Measurement segment and $14.6 in the Power segment.
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
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 15). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. Based on our annual impairment testing during the fourth quarter of 2015, the estimated fair value of the trademarks for Heat Transfer was comparable to their carrying value of $9.5. The revenue projections used in the 2015 annual impairment analysis were based on the most recent historical trends for Heat Transfer. At the end of the first quarter of 2016, we concluded that the more recent trends were indicating that Heat Transfer’s revenues for the foreseeable future would be significantly less than the projected amounts included in the 2015 annual analysis. In response to this new information, we performed an impairment analysis of Heat Transfer’s trademarks as of April 2, 2016. Based on such analysis, we recorded an impairment charge of $4.0 to our consolidated results of operations during the first quarter of 2016.
In addition to its trademarks, Heat Transfer has definite-lived intangible assets with an aggregate carrying value at July 2, 2016 of $27.3. Although there are no current indications of impairment associated with Heat Transfer’s intangible assets, further deterioration in the business’s financial results could lead to impairment charges in subsequent periods.
No impairment charges were recorded in the first half of 2015.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$39.6	$37.5
Provisions	6.3	7.4
Usage	(8.3)	(9.0)
Currency translation adjustment	(0.3)	—
Balance at end of period	37.3	35.9
Less: Current portion of warranty	18.7	19.5
Non-current portion of warranty	$18.6	$16.4

(9)	EMPLOYEE BENEFIT PLANS
In connection with the Spin-Off, participants in the SPX U.S. Pension Plan (the “U.S. Plan”) that were transferred to SPX FLOW became eligible to elect a lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. During the second quarter of 2016, approximately 9%, or $25.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments. In connection with these lump-sum payments, we remeasured the assets and liabilities of the U.S. Plan as of May 31, 2016, which resulted in a charge to net periodic pension benefit expense of $1.0 during the quarter.
During the second quarter of 2016, we made lump-sum payments to certain participants of the Supplemental Individual Account Retirement Plan (“SIARP”), settling approximately 22%, or $2.7, of the SIARP's projected benefit obligation. In connection with these lump-sum payments, we remeasured the liabilities of the SIARP as of June 30, 2016, which resulted in a charge to net periodic pension benefit expense of $0.8 during the quarter.
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$0.1	$0.9	$0.2	$1.8
Interest cost	3.5	4.3	7.1	8.6
Expected return on plan assets	(3.2)	(4.9)	(6.4)	(9.8)
Recognized net actuarial loss	1.8	—	1.8	—
Total net periodic pension benefit expense	$2.2	$0.3	$2.7	$0.6
Foreign Pension Plans

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$—	$0.4	$—	$0.8
Interest cost	1.5	2.0	2.9	4.0
Expected return on plan assets	(1.8)	(2.5)	(3.5)	(4.9)
Total net periodic pension benefit income	(0.3)	(0.1)	(0.6)	(0.1)
Less: Net periodic pension benefit expense of discontinued operations	—	0.6	—	1.3
Net periodic pension benefit income of continuing operations	$(0.3)	$(0.7)	$(0.6)	$(1.4)
Postretirement Plans

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$—	$—	$—	$—
Interest cost	1.1	1.1	2.1	2.2
Amortization of unrecognized prior service credits	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic postretirement benefit expense	$0.9	$0.9	$1.7	$1.8

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended July 2, 2016:

	December 31, 2015	Borrowings	Repayments	Other(4)	July 2, 2016
Revolving loans	$—	$65.0	$(65.0)	$—	$—
Term loan(1)	348.0	—	—	0.2	348.2
Trade receivables financing arrangement(2)	—	20.0	(20.0)	—	—
Other indebtedness(3)	23.8	8.6	(9.2)	2.5	25.7
Total debt	371.8	$93.6	$(94.2)	$2.7	373.9
Less: short-term debt	22.1				21.5
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$334.5
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.8 and $2.0 at July 2, 2016 and December 31, 2015, respectively. See Notes 1 and 2 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 2, 2016, we had $32.1 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $4.3 and $4.8, capital lease obligations of $4.2 and $1.7, and borrowings under a line of credit in China of $14.7 and $17.3 at July 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2015 Annual Report on Form 10-K.
At July 2, 2016, we had $45.9 and $203.0 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 2.2% at July 2, 2016.
At July 2, 2016, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of July 2, 2016, the aggregate notional amounts of the Swaps was $170.8 and the unrealized loss, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.5. In addition, we have recorded a long-term liability of $2.5 to recognize the fair value of these Swaps.
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
We had FX forward contracts with an aggregate notional amount of $60.8 and $139.8 outstanding as of July 2, 2016 and December 31, 2015, respectively, all of which are scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $22.5 and $120.8 at July 2, 2016 and December 31, 2015, respectively, with notional amounts of $15.7 and $6.8 scheduled to mature within one and two years thereafter, respectively. The decline in the notional amount of FX forward contracts and FX embedded derivatives was due primarily to the sale of our dry cooling business. The unrealized losses, net of tax, recorded in AOCI related to FX forward contracts were $0.0 and $0.6 as of July 2, 2016 and December 31, 2015, respectively.
With regard to our FX forward contacts, these arrangements are designed to provide the right of setoff in the event of counterparty default or insolvency, and, thus, we have elected to offset the fair values of these instruments in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts were $0.0 and $0.1 (gross assets) and $0.8 and $1.5 (gross liabilities) at July 2, 2016 and December 31, 2015, respectively.
The fair values of our embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At July 2, 2016 and December 31, 2015, the outstanding notional amount of commodity contracts was 2.4 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 2, 2016 and December 31, 2015, the fair value of these contracts was $0.1 (current liability) and $1.7 (current liability), respectively. The unrealized losses, net of tax, recorded in AOCI were $0.1 and $1.2 as of July 2, 2016 and December 31, 2015, respectively. We anticipate reclassifying the unrealized losses as of July 2, 2016 to income over the next 12 months.

(12)	SHAREHOLDERS’ EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Weighted-average number of common shares used in basic income (loss) per share	41.594	40.602	41.443	40.553
Dilutive securities — Restricted stock shares and restricted stock units	—	—	0.311	—
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	41.594	40.602	41.754	40.553
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related periods was 1.365 and 1.417, respectively, for the three months ended July 2, 2016, and 1.254 and 1.251, respectively, for the six months ended July 2, 2016. In addition, for the three months ended July 2, 2016, 0.359 and 0.001 of restricted stock shares/units and stock options, respectively, were excluded from the related computation of diluted income per share due to the net loss from continuing operations during the period.
For the three and six months ended June 27, 2015, 0.853 and 0.845 of unvested restricted stock shares/units, respectively, and 0.323 of outstanding stock options were excluded from the computation of diluted income (loss) per share as we incurred losses from continuing operations after adjustment related to redeemable noncontrolling interest during the periods.
Long-Term Incentive Compensation
Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2016 is included in our 2015 Annual Report on Form 10-K.

Awards granted on March 2, 2016 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, time-based restricted stock units (“RSU’s”), and long-term cash awards, while other eligible employees were granted RSU’s and long-term cash awards. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant. Long-term cash awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achieving a target segment income amount over the three-year measurement period.
Effective May 24, 2016, we granted 0.049 RSU's to our Non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2017.
Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.5 and $4.0 for the three months ended July 2, 2016 and June 27, 2015, respectively, and $6.3 and $25.0 for the six months ended July 2, 2016 and June 27, 2015, respectively. The related tax benefit was $1.4 and $1.5 for the three months ended July 2, 2016 and June 27, 2015, respectively, and $2.4 and $9.6 for the six months ended July 2, 2016 and June 27, 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$241.9	$(0.6)	$4.3	$245.6
Other comprehensive loss before reclassifications	(2.3)	(1.5)	—	(3.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(0.1)	0.4
Current-period other comprehensive loss	(2.3)	(1.0)	(0.1)	(3.4)
Balance at end of period	$239.6	$(1.6)	$4.2	$242.2
__________________________

(1)	Net of tax benefit of $1.0 and $0.4 as of July 2, 2016 and April 2, 2016, respectively.

(2)	Net of tax provision of $3.0 and $3.1 as of July 2, 2016 and April 2, 2016, respectively. The balances as of July 2, 2016 and April 2, 2016 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive loss before reclassifications	(0.6)	(1.7)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(40.4)	1.9	(0.3)	(38.8)
Current-period other comprehensive income (loss)	(41.0)	0.2	(0.3)	(41.1)
Balance at end of period	$239.6	$(1.6)	$4.2	$242.2
__________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain (loss) on sale of dry cooling business.”

(2)	Net of tax benefit of $1.0 and $0.8 as of July 2, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $3.0 and $3.1 as of July 2, 2016 and December 31, 2015. The balances as of July 2, 2016 and December 31, 2015 represent net unamortized prior service credits.

The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$(72.1)	$(0.6)	$4.7	$(68.0)
Other comprehensive income before reclassifications	41.7	—	—	41.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	(0.1)	(0.9)
Current-period other comprehensive income (loss)	41.7	(0.8)	(0.1)	40.8
Balance at end of period	$(30.4)	$(1.4)	$4.6	$(27.2)
___________________________

(1)	Net of tax benefit of $0.4 and $0.5 as of June 27, 2015 and March 28, 2015, respectively.

(2)	Net of tax provision of $2.9 and $3.0 as of June 27, 2015 and March 28, 2015, respectively. The balances as of June 27, 2015 and March 28, 2015 include net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(89.4)	0.1	—	(89.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.3)	(0.5)
Current-period other comprehensive loss	(89.4)	(0.1)	(0.3)	(89.8)
Balance at end of period	$(30.4)	$(1.4)	$4.6	$(27.2)
__________________________

(1)	Net of tax benefit of $0.4 and $1.1 as of June 27, 2015 and December 31, 2014, respectively.

(2)	Net of tax provision of $2.9 and $3.0 as of June 27, 2015 and December 31, 2014, respectively. The balances as of June 27, 2015 and December 31, 2014 include net unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended July 2, 2016 and June 27, 2015:

	Amount Reclassified from AOCI
	Three months ended
	July 2, 2016	June 27, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$(1.1)	Revenues
Commodity contracts	0.9	0.5	Cost of products sold
Pre-tax	0.9	(0.6)
Income taxes	(0.4)	(0.2)
	$0.5	$(0.8)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.2)	$(0.2)	Selling, general and administrative
Pre-tax	(0.2)	(0.2)
Income taxes	0.1	0.1
	$(0.1)	$(0.1)

The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the six months ended July 2, 2016 and June 27, 2015:

	Amount Reclassified from AOCI
	Six months ended
	July 2, 2016	June 27, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$1.0	$(1.1)	Revenues
Commodity contracts	1.6	1.2	Cost of products sold
Pre-tax	2.6	0.1
Income taxes	(0.7)	(0.3)
	$1.9	$(0.2)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.4)	$(0.4)	Selling, general and administrative
Pre-tax	(0.4)	(0.4)
Income taxes	0.1	0.1
	$(0.3)	$(0.3)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$(40.4)	$—	Gain (loss) on sale of dry cooling business
Common Stock in Treasury
During the six months ended July 2, 2016 and June 27, 2015, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $17.7 and $5.7, respectively, and increased by $0.0 and $1.2, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015, which occurred on July 1, 2015. Dividends declared and paid for the first six months of 2015 totaled $30.9 and $30.4, respectively.

Changes in Equity
A summary of the changes in equity for the three months ended July 2, 2016 and June 27, 2015 is provided below:

	July 2, 2016			June 27, 2015
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$322.8	$(37.5)	$285.3	$1,678.6	$(0.1)	$1,678.5
Net income (loss)	4.0	(1.0)	3.0	38.9	(2.5)	36.4
Net unrealized losses on qualifying cash flow hedges, net of tax (provision) benefit of $0.6 and $(0.1) for the three months ended July 2, 2016 and June 27, 2015, respectively	(1.0)	—	(1.0)	(0.8)	—	(0.8)
Pension and postretirement liability adjustment, net of tax benefit of $0.1 for the three months ended July 2, 2016 and June 27, 2015.	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Foreign currency translation adjustments	(2.3)	(0.2)	(2.5)	41.7	0.1	41.8
Total comprehensive income (loss), net	0.6	(1.2)	(0.6)	79.7	(2.4)	77.3
Dividends declared	—	—	—	(15.5)	—	(15.5)
Incentive plan activity	1.9	—	1.9	4.1	—	4.1
Stock-based long-term incentive compensation expense (includes amounts recorded to discontinued operations of $1.5 for the three months ended June 27, 2015)	3.2	—	3.2	5.5	—	5.5
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax (provision) benefit of $0.1 and $(0.1) for the three months ended July 2, 2016 and June 27, 2015, respectively	0.1	—	0.1	(0.3)	—	(0.3)
Adjustment related to redeemable noncontrolling interest (see Note 13)	(56.0)	38.7	(17.3)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	0.3	0.3
Equity, end of period	$272.6	$—	$272.6	$1,752.1	$(2.2)	$1,749.9

A summary of the changes in equity for the six months ended July 2, 2016 and June 27, 2015 is provided below:

	July 2, 2016			June 27, 2015
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$345.4	$(37.1)	$308.3	$1,808.7	$3.2	$1,811.9
Net income (loss)	17.0	(0.4)	16.6	31.8	(5.4)	26.4
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision)benefit of $0.2 and $(0.7) for the six months ended July 2, 2016 and June 27, 2015, respectively	0.2	—	0.2	(0.1)	—	(0.1)
Pension and postretirement liability adjustment, net of tax benefit of $0.1 the six months ended July 2, 2016 and June 27, 2015.	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Foreign currency translation adjustments	(41.0)	(1.2)	(42.2)	(89.4)	0.2	(89.2)
Total comprehensive loss, net	(24.1)	(1.6)	(25.7)	(58.0)	(5.2)	(63.2)
Dividends declared	—	—	—	(30.9)	—	(30.9)
Incentive plan activity	4.6	—	4.6	9.0	—	9.0
Stock-based long-term incentive compensation expense (includes amounts recorded to discontinued operations of $4.1 for the six months ended June 27, 2015)	5.9	—	5.9	29.1	—	29.1
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax (provision) benefit of $(1.5) and $0.3 for the six months ended July 2, 2016 and June 27, 2015, respectively	(3.2)	—	(3.2)	(5.8)	—	(5.8)
Adjustment related to redeemable noncontrolling interest (see Note 13)	(56.0)	38.7	(17.3)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Equity, end of period	$272.6	$—	$272.6	$1,752.1	$(2.2)	$1,749.9

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $585.4 (including $531.6 for asbestos product liability matters) and $591.1 (including $534.4 for asbestos product liability matters) at July 2, 2016 and December 31, 2015, respectively. Of these amounts, $549.5 and $552.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 2, 2016 and December 31, 2015, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended July 2, 2016 and June 27, 2015, our payments for asbestos-related matters, net of insurance recoveries, were $1.3 and $1.9, respectively. During the six months ended July 2, 2016 and June 27, 2015, our payments for asbestos-related matters, net of insurance recoveries, were $3.0 and $3.9, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $493.2 and $493.3 at July 2, 2016 and December 31, 2015, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the six months ended July 2, 2016 and June 27, 2015, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At July 2, 2016, the projected revenues related to our large power projects in South Africa included approximately $24.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the majority shareholder of DBT, the BEE Partner has the option to put its ownership interest in DBT to SPX Technologies at a redemption amount determined in accordance with the terms of the shareholder agreement (the "Put Option"). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 (or $19.4) in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 (or $2.1) held by SPX Technologies. As a result, we have reflected the net redemption amount of $17.3 within “Accrued expenses” on our condensed consolidated balance sheet as of July 2, 2016, with the related offset recorded to “Paid-in capital.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital” (see Note 12). Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the three and six months ended July 2, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the three and six months ended July 2, 2016.
SPX Technologies disagrees with the arbitration determination and will continue to pursue all available legal recourse in this matter.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of July 2, 2016, we had liabilities for site investigation and/or remediation at 34 sites (35 sites at December 31, 2015) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of July 2, 2016, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites at which the liability has not been settled, of which 7 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

We enter into consortium arrangements for certain projects within our Power segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of July 2, 2016, our share of the aggregate contract value on open consortium arrangements was $93.9 (of which approximately 82% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $348.0. As of December 31, 2015, our share of the aggregate contract value on open consortium arrangements was $100.2 (of which approximately 68% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $371.7. At July 2, 2016 and December 31, 2015, we recorded liabilities of $0.6 representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)	INCOME TAXES
Uncertain Tax Benefits
As of July 2, 2016, we had gross unrecognized tax benefits of $44.8 (net unrecognized tax benefits of $25.9), all of which, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 2, 2016, gross accrued interest totaled $3.5 (net accrued interest of $2.2). As of July 2, 2016, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended July 2, 2016, we recorded an income tax provision of $2.6 on $6.0 of pre-tax income from continuing operations, resulting in an effective rate of 43.3%. This compares to an income tax benefit for the three months ended June 27, 2015 of $0.8 on $12.6 of a pre-tax loss from continuing operations, resulting in an effective rate of 6.3%. The most significant item impacting the income tax provision for the second quarter of 2016 was $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the second quarter of 2015 were $3.5 of tax benefits related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, including $2.9 for which the benefit was realized due to legal entity reorganization actions that were undertaken in connection with the planned spin-off transaction, with such benefits more than offset by the impact of $18.8 of foreign losses generated during the quarter for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.

For the six months ended July 2, 2016, we recorded an income tax provision of $6.1 on $24.2 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. This compares to an income tax benefit for the six months ended June 27, 2015 of $14.1 on $66.9 of a pre-tax loss from continuing operations, resulting in an effective rate of 21.1%. The most significant items impacting the income tax provision for the first six months of 2016 were $0.3 of income taxes that were provided in connection with the $16.7 gain that was recorded on the sale of the dry cooling business and $9.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first six months of 2015 were (i) $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the spin-off and (ii) the effects of approximately $28.4 of pre-tax losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, partially offset by the tax benefits realized in the second quarter of 2015 discussed above.
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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal return changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination or administrative appeal. We believe any uncertain tax positions related to these examinations have been adequately provided for.
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
Derivative Financial Instruments
Our derivative financial assets and liabilities include FX forward contracts, FX embedded derivatives, commodity contracts and interest rate swaps, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of July 2, 2016, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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
Indebtedness
The estimated fair value of our debt instruments as of July 2, 2016 and December 31, 2015 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from changes in the economy, legal and regulatory risks, costs of raw materials, pricing pressures, our international operations, our recent spin-off transaction, the effectiveness, success and timing of restructuring and divestiture plans related to our power generation business, our ability to manage changes and measure and estimate the expected revenue and cost associated with our power projects in South Africa, pension funding requirements and integration of acquisitions. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K, in any subsequent filing with the Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

EXECUTIVE OVERVIEW
Spin-Off of SPX FLOW
On September 26, 2015, we completed the spin-off of SPX FLOW, Inc. (the “Spin-Off”). The results of SPX FLOW, Inc. (“SPX FLOW”) for the three and six months ended June 27, 2015 are presented as discontinued operations. See Notes 1 and 3 to the condensed consolidated financial statements for additional information regarding the Spin-Off and the financial results of SPX FLOW.
Summary of Operating Results
Revenues for the three and six months ended July 2, 2016 decreased by $46.5 (or 10.1%) and $33.5 (or 4.0%), respectively, when compared to the same periods in 2015. Revenues for the three and six months ended July 2, 2016 were impacted by the sale of our dry cooling business on March 30, 2016. In addition, our HVAC and Detection and Measurement segments had organic revenue growth during the three and six months ended July 2, 2016, while our Power segment experienced organic revenue declines during these periods attributable to the segment’s power generation businesses.
During the three and six months ended July 2, 2016, we generated operating income of $9.7 and $30.0, respectively, compared to an operating loss of $8.7 and $53.3 during the same periods in 2015. Operating results for the three and six months ended July 2, 2016 were impacted favorably by increases in income associated with our HVAC and Detection and Measurement segments.
In addition, operating results for the three and six months ended July 2, 2016 and June 27, 2015 were impacted by the following:

•	Three and six months ended July 2, 2016

◦
Net pension charges/actuarial losses of $1.8 recorded during the second quarter of 2016 related to the remeasurement of the SPX U.S. Pension Plan (the “U.S. Plan”) and Supplemental Individual Account Retirement Plan (“SIARP”) resulting from lump sum benefit payments to certain participants.

◦
On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation. During the second quarter, we recorded a charge of $1.2 in connection with adjustments to certain liabilities that we retained.

◦	During the first quarter, we recorded an impairment charge of $4.0 associated with the trademarks of our SPX Heat Transfer business (“Heat Transfer”).

•
Three and six months ended June 27, 2015 - Corporate expense and long-term incentive compensation included a significant amount of costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.

Cash flows used in continuing operations totaled $38.0 during the first six months of 2016, compared to $145.7 during the first six months of 2015. The decrease in cash outflows was due primarily to a reduction in working capital, particularly within our Power segment. In addition, cash flows used in continuing operations for the first six months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. A significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first half of 2016.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2015 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results for the first half of 2016, when compared to the consolidated operating results for the first half of 2015.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions/divestitures. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and six months ended July 2, 2016 and June 27, 2015, respectively, including the reconciliation of organic revenue growth (decline) to net revenue decrease:

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$412.9	$459.4	(10.1)	$802.2	$835.7	(4.0)
Gross profit	94.8	96.0	(1.3)	184.6	170.5	8.3
% of revenues	23.0%	20.9%		23.0%	20.4%
Selling, general and administrative expense	81.0	100.7	(19.6)	163.2	215.6	(24.3)
% of revenues	19.6%	21.9%		20.3%	25.8%
Intangible amortization	0.9	1.2	(25.0)	1.8	2.6	(30.8)
Special charges, net	2.0	2.8	(28.6)	2.3	5.6	(58.9)
Impairment of intangible assets	—	—	*	4.0	—	*
Gain (loss) on sale of dry cooling business	(1.2)	—	*	16.7	—	*
Other income (expense), net	(0.5)	1.7	*	0.3	(2.9)	*
Interest expense, net	(3.6)	(6.1)	(41.0)	(6.9)	(11.2)	(38.4)
Equity earnings in joint ventures	0.4	0.5	(20.0)	0.8	0.5	60.0
Income (loss) from continuing operations before income taxes	6.0	(12.6)	*	24.2	(66.9)	*
Income tax (provision) benefit	(2.6)	0.8	*	(6.1)	14.1	*
Income (loss) from continuing operations	3.4	(11.8)	*	18.1	(52.8)	*

Components of consolidated revenue decrease:
Organic growth (decline)			(2.1)			1.4
Foreign currency			(2.3)			(2.3)
Sale of dry cooling business			(5.7)			(3.1)
Net revenue decrease			(10.1)			(4.0)
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three months ended July 2, 2016, the decrease in revenues, compared to the respective period in 2015, was due to the impact of the sale of the dry cooling business on March 30, 2016, the impact of a stronger U.S. dollar during the period, and a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales by certain businesses within our Power segment. See “Results of Reportable Segments” for additional details.
For the six months ended July 2, 2016, the decrease in revenues, compared to the respective period in 2015, was due to the aforementioned sale of the dry cooling business and the impact of a stronger U.S. dollar during the period, partially offset by an increase in organic revenue. The increase in organic revenue was due primarily to higher sales by businesses within our HVAC and Detection and Measurement segments. See “Results of Reportable Segments” for additional details.
Gross Profit — The decrease in gross profit for the three months ended July 2, 2016, compared to the respective period in 2015, was due primarily to the impact of the sale of the dry cooling business, a less profitable mix of projects within our power generation businesses, and, to a lesser extent, the decline in organic revenue, partially offset by cost reductions and the impact of operating efficiencies at our power transformer and boiler products businesses, and a more profitable sales mix within certain of our businesses.
The increase in gross profit during the six months ended July 2, 2016 and gross profit as a percentage of revenues during the three and six months ended July 2, 2016, compared to the respective periods in 2015, was due primarily to the cost reductions, operating efficiencies and more profitable sales mix noted above.
Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended July 2, 2016, the decrease in SG&A expense, compared to the respective periods in 2015, was due primarily to a decrease in corporate expense and long-term incentive compensation, partially offset by an increase in pension and postretirement expense resulting from the remeasurement of our U.S. Plan and SIARP. As previously noted, corporate expense for the three and six months ended June 27, 2015 included a significant amount of costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.
Intangible Amortization — For the three and six months ended July 2, 2016, the decline in intangible amortization was primarily the result of discontinuing amortization on the long-term assets of our dry cooling business in connection with classifying the business’s assets and liabilities as “held for sale,” effective December 31, 2015.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2016 and 2015.
Impairment of Intangible Assets — For the six months ended July 2, 2016, we recorded an impairment charge of $4.0 related to the trademarks of Heat Transfer. See Note 7 to our condensed consolidated financial statements for additional details.
Gain (Loss) on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9. During the second quarter, we recorded a charge of $1.2 in connection with an adjustment to certain liabilities that we retained. See Notes 1 and 3 to our condensed consolidated financial statements for additional details.
Other Income (Expense), net — Other expense, net, for the three months ended July 2, 2016 was composed primarily of losses on foreign currency forward contracts (“FX forward contracts”) of $3.4, partially offset by income derived from company-owned life insurance policies of $1.1, foreign currency transaction gains of $1.0, income associated with transition services provided in connection with the sale of the dry cooling business of $0.5, and gains on currency forward embedded derivatives (“FX embedded derivatives”) of $0.3.
Other income, net, for the three months ended June 27, 2015 was composed primarily of gains on FX forward contracts of $2.5 and FX embedded derivatives of $0.2, gains on asset sales of $1.2, and income derived from company-owned life insurance policies of $0.2, partially offset by foreign currency translation losses of $2.5.
Other income, net, for the six months ended July 2, 2016 was composed primarily of income derived from company-owned life insurance policies of $1.6, foreign currency transaction gains of $2.0 and income associated with transition services provided in connection with the sale of the dry cooling business of $0.5, partially offset by losses on FX forward contracts of $2.2 and losses on FX embedded derivatives of $1.6.
Other expense, net, for the six months ended June 27, 2015 was composed primarily of losses on FX forward contracts of $7.1 and foreign currency translation losses of $3.0, partially offset by gains on FX embedded derivatives of $5.6, gains on asset sales of $1.2, and income derived from company-owned life insurance policies of $0.4.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and six months ended July 2, 2016, compared to the same periods in 2015, was primarily a result of a decline in interest expense resulting from lower average debt balances during the three and six months ended July 2, 2016 compared to the respective periods in 2015.
Income Tax (Provision) Benefit — For the three months ended July 2, 2016, we recorded an income tax provision of $2.6 on $6.0 of pre-tax income from continuing operations, resulting in an effective rate of 43.3%. This compares to an income tax benefit for the three months ended June 27, 2015 of $0.8 on $12.6 of a pre-tax loss from continuing operations, resulting in an effective rate of 6.3%. The most significant item impacting the income tax provision for the second quarter of 2016 was $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the second quarter of 2015 were $3.5 of tax benefits related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, including $2.9 for which the benefit was realized due to legal entity reorganization actions that were undertaken in connection with the planned spin-off transaction, with such benefits more than offset by the impact of $18.8 of foreign losses generated during the quarter for which no tax benefit was recognized, as future realization of any such tax benefit was considered unlikely.
For the six months ended July 2, 2016, we recorded an income tax provision of $6.1 on $24.2 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. This compares to an income tax benefit for the six months ended June 27, 2015 of $14.1 on $66.9 of a pre-tax loss from continuing operations, resulting in an effective rate of 21.1%. The most significant items impacting the income tax provision for the first six months of 2016 were $0.3 of income taxes that were provided in connection with the $16.7 gain that was recorded on the sale of the dry cooling business and $9.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first six months of 2015 were (i) $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the spin-off and (ii) the effects of approximately $28.4 of pre-tax losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, partially offset by the tax benefits realized in the second quarter of 2015 discussed above.

RESULTS OF DISCONTINUED OPERATIONS AND SALE OF DRY COOLING BUSINESS
Spin-Off of SPX FLOW
We completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation for the three and six months ended June 27, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW are shown below:

	Three months ended	Six months ended
	June 27, 2015	June 27, 2015
Revenues	$615.0	$1,185.6
Costs and expenses:
Cost of products sold	404.8	788.0
Selling, general and administrative(1)	128.3	246.6
Intangible amortization	5.9	11.8
Special charges	3.3	7.1
Other income (expense), net	(1.7)	3.7
Interest expense, net	(11.1)	(21.7)
Income before taxes	59.9	114.1
Income tax provision	(11.2)	(34.0)
Income from discontinued operations, net of tax	48.7	80.1
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.7)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$49.1	$80.8
___________________________

(1)	Includes $9.0 and $14.0 for the three and six months ended June 27, 2015 of professional fees and other costs that were incurred in connection with the Spin-Off.
Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $0.4 and $1.5 during the three and six months ended July 2, 2016, respectively, and net losses of $0.5 and $0.9 during the three and six months ended June 27, 2015, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2015.
For the three and six months ended July 2, 2016 and June 27, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
SPX FLOW
Income from discontinued operations	$—	$59.9	$—	$114.1
Income tax provision	—	(11.2)	—	(34.0)
Income from discontinued operations, net	—	48.7	—	80.1

All other
Loss from discontinued operations	(0.6)	(2.1)	(1.8)	(2.5)
Income tax benefit	0.2	1.6	0.3	1.6
Loss from discontinued operations, net	(0.4)	(0.5)	(1.5)	(0.9)

Total
Income (loss) from discontinued operations	(0.6)	57.8	(1.8)	111.6
Income tax (provision) benefit	0.2	(9.6)	0.3	(32.4)
Income (loss) from discontinued operations, net	$(0.4)	$48.2	$(1.5)	$79.2

Sale of Dry Cooling Business
On November 20, 2015, we entered into an agreement for the sale of our dry cooling business. On March 30, 2016, we completed the sale of the business to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the first quarter of 2016 of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation. During the second quarter of 2016, we recorded a charge of $1.2 in connection with adjustments to certain liabilities that we retained.
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
HVAC Reportable Segment

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$121.9	$118.3	3.0	$233.5	$226.0	3.3
Income	17.1	13.0	31.5	33.0	25.9	27.4
% of revenues	14.0%	11.0%		14.1%	11.5%
Components of revenue increase:
Organic			4.5			4.5
Foreign currency			(1.5)			(1.2)
Net revenue increase			3.0			3.3
Revenues — For the three and six months ended July 2, 2016, the increase in revenues, compared to the respective periods in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the 2016 periods. The increase in organic revenue was due primarily to an increase in sales of cooling products in the Americas, partially offset by a decrease in sales of comfort heating and ventilation products.
Income — For the three and six months ended July 2, 2016, income and margin increased, compared to the respective periods in 2015, primarily as a result of (i) the organic revenue growth noted above, (ii) a more profitable sales mix within certain businesses of the segment, and (iii) improved operating efficiency and other cost reductions within the segment’s boiler products business.
Backlog — The segment had backlog of $46.5 and $66.0 as of July 2, 2016 and June 27, 2015, respectively.
Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$60.1	$58.2	3.3	$115.5	$110.1	4.9
Income	12.1	10.2	18.6	23.1	19.1	20.9
% of revenues	20.1%	17.5%		20.0%	17.3%
Components of revenue increase:
Organic			5.0			6.4
Foreign currency			(1.7)			(1.5)
Net revenue increase			3.3			4.9
Revenues — For the three and six months ended July 2, 2016, the increase in revenues, compared to the respective periods in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the 2016 periods. The increase in organic revenue was due primarily to an increase in sales of bus fare collection systems and specialty lighting, partially offset by a decline in sales of communication technologies.
Income — For the three and six months ended July 2, 2016, income and margin increased, compared to the respective periods in 2015, primarily as a result of the organic revenue growth noted above. In addition, margins for the three and six months ended July 2, 2016 were impacted favorably, compared to the same periods in 2015, by a more profitable sales mix within the segment’s communication technologies business.
Backlog — The segment had backlog of $39.1 and $39.5 as of as of July 2, 2016 and June 27, 2015, respectively.
Power Reportable Segment

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$230.9	$282.9	(18.4)	$453.2	$499.6	(9.3)
Income (loss)	(1.8)	1.6	(212.5)	(7.3)	(9.8)	(25.5)
% of revenues	(0.8)%	0.6%		(1.6)%	(2.0)%
Components of revenue decrease:
Organic			(6.4)			(1.0)
Foreign currency			(2.8)			(3.1)
Sale of dry cooling business			(9.2)			(5.2)
Net revenue decrease			(18.4)			(9.3)
Revenues — For the three months ended July 2, 2016, the decrease in revenues, compared to the respective period in 2015, was due to the impact of the sale of the segment’s dry cooling business on March 30, 2016, a decline in organic revenue, and, to a lesser extent, the impact of a stronger U.S. dollar during the second quarter of 2016. The decline in organic revenue was due primarily to lower sales of (i) wet cooling products in Asia Pacific associated primarily with a large project that generated $11.4 of revenues in the second quarter of 2015 and (ii) heat transfer equipment, partially offset by higher sales of wet cooling products in the U.S.
For the six months ended July 2, 2016, the decrease in revenues, compared to the respective period in 2015, was due to the reasons noted above for the three months ended July 2, 2016. In addition, organic revenue for the six months ended July 2, 2016 was impacted favorably by higher sales of power transformers.
Income (loss) — During the three months ended July 2, 2016, the segment incurred a loss versus income for the comparable period in 2015. The decline in profitability during the three months ended July 2, 2016, compared to the same period in 2015, was due to a decrease in organic revenue and a less profitable mix of projects within the power generation businesses, partially offset by improved profitability within the segment’s power transformer business as a result of improved operating efficiency.
During the six months ended July 2, 2016, the loss for the segment declined, compared to the same period in 2015, primarily due to improved profitability within the segment’s power transformer business resulting from organic revenue growth and improved operating efficiency, partially offset by the less profitable project mix noted above.
Backlog — The segment had backlog of $648.1 and $845.0 as of July 2, 2016 and June 27, 2015, respectively. Of the $196.9 year-over-year decline in backlog, $30.5 was attributable to the impact of a stronger U.S. dollar as of July 2, 2016, as compared to June 27, 2015. In addition, the balance at June 27, 2015 included $154.2 of backlog associated with our dry cooling business. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2016 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Total consolidated revenues	$412.9	$459.4	(10.1)	$802.2	$835.7	(4.0)
Corporate expense	8.2	26.2	(68.7)	19.1	56.9	(66.4)
% of revenues	2.0%	5.7%		2.4%	6.8%
Long-term incentive compensation expense	3.5	4.0	(12.5)	6.3	25.0	(74.8)
Pension and postretirement expense	2.8	0.5	460.0	3.8	1.0	280.0
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three and six months ended June 27, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off. The decrease in corporate expense for the three and six months ended July 2, 2016, compared to the respective periods in 2015, was due primarily to the elimination of costs in connection with the Spin-Off, including the cost of the corporate employees who became employees of SPX FLOW.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. Long-term incentive compensation expense for the three and six months ended June 27, 2015 included $2.4 and $18.9, respectively, related to corporate employees who became employees of SPX FLOW at the time of the Spin-Off or retired in connection with the Spin-Off. In addition, our 2016 long-term incentive awards were not granted until March 2, 2016. Accordingly, there was only a month of related compensation expense reflected in our operating results for the first quarter of 2016. In prior years, long-term incentive awards were granted at the beginning of the first quarter.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense during the three and six months ended July 2, 2016, compared to the respective periods in 2015, was due primarily to actuarial losses of $1.8 in connection with the remeasurement of our U.S. Plan and SIARP and, to a lesser extent, a decrease in the expected return on plan assets, partially offset by the impact of transfer to SPX FLOW of the “Top Management Plan” obligation related to SPX FLOW’s executive officers. The actuarial losses were primarily due to decreased discount rates since December 31, 2015, partially offset by higher than expected returns on plan assets. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 2, 2016 and June 27, 2015.

	Six months ended
	July 2, 2016	June 27, 2015
Continuing operations:
Cash flows used in operating activities	$(38.0)	$(145.7)
Cash flows from (used in) investing activities	40.0	(4.8)
Cash flows from (used in) financing activities	(2.2)	73.2
Cash flows from (used in) discontinued operations	(1.4)	21.4
Change in cash and equivalents due to changes in foreign currency exchange rates	2.2	(42.8)
Net change in cash and equivalents	$0.6	$(98.7)
Operating Activities — The decrease in cash flows used in operating activities during the six months ended July 2, 2016, as compared to the same period in 2015, was due primarily to a reduction in working capital, particularly within our Power segment. In addition, cash flows used in operating activities for the first six months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first six months of 2016.
Investing Activities — Cash flows from investing activities for the six months ended July 2, 2016 were comprised of proceeds from the sale of our dry cooling business of $45.9, partially offset by capital expenditures of $4.3 and an increase in restricted cash of $1.7. Cash flows used in investing activities for the six months ended June 27, 2015 related to capital expenditures of $6.8, partially offset by proceeds from asset sales of $2.0.
Financing Activities — Cash flows used in financing activities for the six months ended July 2, 2016 related to withholdings paid on behalf of employees for net share settlements of $1.6 and net repayments under our various other debt instruments of $0.6. Cash flows from financing activities for the six months ended June 27, 2015 primarily related to net borrowings under our senior credit facilities and trade receivables financing arrangement of $107.8, partially offset by dividend payments of $30.4.
Discontinued Operations — Cash flows used in discontinued operations for the six months ended July 2, 2016 related primarily to disbursements for liabilities retained in connection with dispositions prior to 2015. Cash flows used in discontinued operations for the six months ended June 27, 2015 related primarily to the cash flows associated with the FLOW Business.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the six months ended July 2, 2016. The decrease of $42.8 in cash and equivalents due to foreign currency exchange rates for the six months ended June 27, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period.

Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended July 2, 2016.

	December 31, 2015	Borrowings	Repayments	Other(4)	July 2, 2016
Revolving loans	$—	$65.0	$(65.0)	$—	$—
Term loan(1)	348.0	—	—	0.2	348.2
Trade receivables financing arrangement(2)	—	20.0	(20.0)	—	—
Other indebtedness(3)	23.8	8.6	(9.2)	2.5	25.7
Total debt	371.8	$93.6	$(94.2)	$2.7	373.9
Less: short-term debt	22.1				21.5
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$334.5
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.8 and $2.0 at July 2, 2016 and December 31, 2015, respectively. See Notes 1 and 2 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 2, 2016, we had $32.1 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $4.3 and $4.8, capital lease obligations of $4.2 and $1.7, and borrowings under a line of credit in China of $14.7 and $17.3 at July 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At July 2, 2016, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At July 2, 2016, we had $304.1 of available borrowing capacity under our revolving credit facilities after giving effect to $45.9 reserved for outstanding letters of credit. In addition, at July 2, 2016, we had $297.0 of available issuance capacity under our foreign trade facilities after giving effect to $203.0 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, interest rate swaps, foreign currency forwards and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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

Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $26.7 as of July 2, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $6.0 to $10.0 relating to uncertain tax positions, which includes an estimate of interest and penalties.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 2, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 2, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2016 and June 27, 2015; (ii) Condensed Consolidated Balance Sheets at July 2, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and June 27, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 5, 2016	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 5, 2016	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2016 and June 27, 2015; (ii) Condensed Consolidated Balance Sheets at July 2, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and June 27, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.