Form 10-Q
period 2016-10-01
SPX CORP
filed 2016-11-04
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016

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

Common shares outstanding October 28, 2016, 41,887,206

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenues	$385.2	$374.1	$1,187.4	$1,209.8
Costs and expenses:
Cost of products sold	301.2	371.2	918.8	1,036.4
Selling, general and administrative	76.3	106.8	239.5	322.4
Intangible amortization	0.8	1.3	2.6	3.9
Special charges, net	1.5	8.4	3.8	14.0
Impairment of intangible assets	—	—	4.0	—
Gain on sale of dry cooling business	1.7	—	18.4	—
Operating income (loss)	7.1	(113.6)	37.1	(166.9)

Other income (expense), net	0.3	(4.6)	0.6	(7.5)
Interest expense	(3.8)	(6.3)	(11.1)	(18.5)
Interest income	—	0.4	0.4	1.3
Loss on early extinguishment of debt	(1.3)	(1.4)	(1.3)	(1.4)
Equity earnings in joint ventures	0.3	0.3	1.1	0.8
Income (loss) from continuing operations before income taxes	2.6	(125.2)	26.8	(192.2)
Income tax (provision) benefit	—	(5.5)	(6.1)	8.6
Income (loss) from continuing operations	2.6	(130.7)	20.7	(183.6)

Income from discontinued operations, net of tax	—	0.7	—	80.8
Loss on disposition of discontinued operations, net of tax	(0.7)	(0.6)	(2.2)	(1.5)
Income (loss) from discontinued operations, net of tax	(0.7)	0.1	(2.2)	79.3

Net income (loss)	1.9	(130.6)	18.5	(104.3)
Less: Net loss attributable to redeemable noncontrolling interests	—	(25.6)	(0.4)	(31.1)
Net income (loss) attributable to SPX Corporation common shareholders	1.9	(105.0)	18.9	(73.2)
Adjustment related to redeemable noncontrolling interest (Note 13)	—	—	(18.1)	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.9	$(105.0)	$0.8	$(73.2)

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income (loss) from continuing operations, net of tax	$2.6	$(105.1)	$3.0	$(153.4)
Income (loss) from discontinued operations, net of tax	(0.7)	0.1	(2.2)	80.2
Net income (loss)	$1.9	$(105.0)	$0.8	$(73.2)

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.06	$(2.58)	$0.07	$(3.78)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	—	(0.05)	1.98
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.04	$(2.58)	$0.02	$(1.80)

Weighted-average number of common shares outstanding — basic	41.721	40.663	41.537	40.590

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.06	$(2.58)	$0.07	$(3.78)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	—	(0.05)	1.98
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.04	$(2.58)	$0.02	$(1.80)

Weighted-average number of common shares outstanding — diluted	42.475	40.663	41.884	40.590

Comprehensive loss	$(4.9)	$(170.5)	$(30.6)	$(233.7)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$83.4	$101.4
Accounts receivable, net	318.0	367.0
Inventories, net	176.7	170.7
Other current assets	50.7	36.1
Assets held for sale	—	107.1
Total current assets	628.8	782.3
Property, plant and equipment:
Land	16.4	16.3
Buildings and leasehold improvements	125.2	120.4
Machinery and equipment	359.8	357.2
	501.4	493.9
Accumulated depreciation	(291.3)	(274.4)
Property, plant and equipment, net	210.1	219.5
Goodwill	343.7	342.8
Intangibles, net	145.1	154.2
Other assets	615.9	629.6
Deferred income taxes	45.9	50.9
TOTAL ASSETS	$1,989.5	$2,179.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$143.3	$176.9
Accrued expenses	356.4	403.7
Income taxes payable	2.0	1.7
Short-term debt	14.9	22.1
Current maturities of long-term debt	17.9	9.1
Liabilities held for sale	—	41.3
Total current liabilities	534.5	654.8
Long-term debt	331.2	340.6
Deferred and other income taxes	46.4	55.2
Other long-term liabilities	804.0	820.4
Total long-term liabilities	1,181.6	1,216.2
Commitments and contingent liabilities (Note 13)
Equity:
SPX Corporation shareholders’ equity:
Common stock (100,665,453 and 41,853,173 issued and outstanding at October 1, 2016, respectively, 100,525,876 and 41,415,909 issued and outstanding at December 31, 2015, respectively)	1.0	1.0
Paid-in capital	2,588.0	2,649.6
Retained earnings	916.7	897.8
Accumulated other comprehensive income	235.4	283.3
Common stock in treasury (58,812,280 and 59,109,967 shares at October 1, 2016 and December 31, 2015, respectively)	(3,467.7)	(3,486.3)
Total SPX Corporation shareholders’ equity	273.4	345.4
Noncontrolling interests	—	(37.1)
Total equity	273.4	308.3
TOTAL LIABILITIES AND EQUITY	$1,989.5	$2,179.3
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 1, 2016	September 26, 2015
Cash flows used in operating activities:
Net income (loss)	$18.5	$(104.3)
Less: Income (loss) from discontinued operations, net of tax	(2.2)	79.3
Income (loss) from continuing operations	20.7	(183.6)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Special charges, net	3.8	14.0
Gain on asset sales	—	(1.2)
Gain on sale of dry cooling business	(18.4)	—
Impairment of intangible assets	4.0	—
Loss on early extinguishment of debt	1.3	1.4
Deferred and other income taxes	6.8	(1.8)
Depreciation and amortization	21.7	31.2
Pension and other employee benefits	12.0	22.9
Long-term incentive compensation	10.5	30.5
Other, net	0.2	—
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	45.9	(55.3)
Inventories	(11.9)	(47.4)
Accounts payable, accrued expenses and other	(133.9)	27.0
Cash spending on restructuring actions	(6.7)	(6.0)
Net cash used in continuing operations	(44.0)	(168.3)
Net cash from (used in) discontinued operations	(1.6)	54.3
Net cash used in operating activities	(45.6)	(114.0)
Cash flows from (used in) investing activities:
Net proceeds from sale of dry cooling business	47.6	—
Proceeds from asset sales	0.1	2.0
Increase in restricted cash	(1.7)	—
Capital expenditures	(8.4)	(12.8)
Net cash from (used in) continuing operations	37.6	(10.8)
Net cash used in discontinued operations	—	(38.3)
Net cash from (used in) investing activities	37.6	(49.1)
Cash flows used in financing activities:
Borrowings under senior credit facilities	56.2	1,235.0
Repayments under senior credit facilities	(60.6)	(1,138.0)
Borrowings under trade receivables financing arrangement	44.0	154.0
Repayments under trade receivables financing arrangement	(44.0)	(122.0)
Net borrowings (repayments) under other financing arrangements	(7.1)	4.5
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.6)	(5.9)
Financing fees paid	—	(12.2)
Dividends paid	—	(30.6)
Cash divested in connection with spin-off of FLOW Business	—	(207.1)
Net cash used in continuing operations	(13.1)	(122.3)
Net cash used in discontinued operations	—	(1.9)
Net cash used in financing activities	(13.1)	(124.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	3.1	(57.8)
Net change in cash and equivalents	(18.0)	(345.1)
Consolidated cash and equivalents, beginning of period	101.4	427.6
Consolidated cash and equivalents, end of period	$83.4	$82.5
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
Spin-Off of FLOW Business
On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange, but trades under the new ticker symbol “SPXC”.
The financial results of SPX FLOW for the three and nine months ended September 26, 2015 have been classified as discontinued operations within the accompanying condensed consolidated financial statements. See Note 3 for additional information regarding discontinued operations.
In connection with the Spin-Off, SPX and SPX FLOW entered into several administrative agreements covering various services, such as information technology, human resources and finance, to be provided by each party for a period of up to 12 months following the Distribution Date. These services ceased during the third quarter of 2016. The financial activity associated with these agreements was not material to our condensed consolidated financial results for the three and nine months ended October 1, 2016.
Sale of Dry Cooling Business
On March 30, 2016, we completed the sale of our dry cooling business, a business within our Power reportable segment, to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). During the third quarter of 2016, we reached an agreement with Paharpur regarding the final working capital of the dry cooling business, resulting in additional cash proceeds during the quarter of $1.7. In connection with the sale, we recorded a gain of $18.4, including $1.7 recorded during the third quarter of 2016 associated with the aforementioned working capital settlement. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results for the first nine months of 2016, when compared to the consolidated operating results for the respective 2015 period.
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
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual periods beginning on or after December 15, 2018 for public business entities, and interim periods within those fiscal years. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are currently evaluating the effect this amendment will have on our condensed consolidated financial statements.
In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect this amendment will have on our condensed consolidated financial statements.
In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect this amendment will have on our condensed consolidated financial statements.

(3)	DISCONTINUED OPERATIONS AND SALE OF DRY COOLING BUSINESS
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying condensed consolidated statements of operations for the three and nine months ended September 26, 2015 and the condensed consolidated statement of cash flows for the nine months ended September 26, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW are shown below:

	Three months ended	Nine months ended
	September 26, 2015	September 26, 2015
Revenues	$589.5	$1,775.1
Costs and expenses:
Cost of products sold	391.5	1,179.3
Selling, general and administrative (1)	121.7	368.2
Intangible amortization	5.8	17.7
Impairment of intangible assets	15.0	15.0
Special charges	34.0	41.2
Other income (expense), net	(2.4)	1.3
Interest expense, net	(11.0)	(32.6)
Income before taxes	8.1	122.4
Income tax provision	(7.4)	(41.6)
Income from discontinued operations, net of tax	0.7	80.8
Less: Net loss attributable to noncontrolling interest	—	(0.9)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$0.7	$81.7
___________________________

(1)	Includes $16.8 and $30.8 for the three and nine months ended September 26, 2015, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.
The following table presents selected financial information regarding cash flows of SPX FLOW that are included within discontinued operations in the condensed consolidated statement of cash flows for the nine months ended September 26, 2015:

Non-cash items included in income from discontinued operations:
Depreciation and amortization	$44.3
Impairment of intangible assets	15.0
Capital expenditures	43.1
Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $0.7 and $2.2 during the three and nine months ended October 1, 2016, respectively, and net losses of $0.6 and $1.5 during the three and nine months ended September 26, 2015, respectively, resulting primarily from revisions to liabilities retained from businesses discontinued prior to 2015.
For the three and nine months ended October 1, 2016 and September 26, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
SPX FLOW
Income from discontinued operations	$—	$8.1	$—	$122.4
Income tax provision	—	(7.4)	—	(41.6)
Income from discontinued operations, net	—	0.7	—	80.8

All other
Loss from discontinued operations	(0.5)	(1.1)	(2.3)	(3.6)
Income tax (provision) benefit	(0.2)	0.5	0.1	2.1
Loss from discontinued operations, net	(0.7)	(0.6)	(2.2)	(1.5)

Total
Income (loss) from discontinued operations	(0.5)	7.0	(2.3)	118.8
Income tax (provision) benefit	(0.2)	(6.9)	0.1	(39.5)
Income (loss) from discontinued operations, net	$(0.7)	$0.1	$(2.2)	$79.3
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
As indicated in Note 1, on March 30, 2016, we completed the sale of our dry cooling business to Paharpur for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). During the third quarter of 2016, we reached an agreement with Paharpur regarding the final working capital of the dry cooling business, resulting in additional cash proceeds during the quarter of $1.7. In connection with the sale, we recorded a gain of $18.4, including $1.7 recorded during the third quarter of 2016 associated with the aforementioned working capital settlement. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.

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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three and nine months ended September 26, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off.
Financial data for our reportable segments for the three and nine months ended October 1, 2016 and September 26, 2015 are presented below:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenues: (1)
HVAC segment	$116.9	$142.7	$350.4	$368.7
Detection and Measurement segment	52.3	55.9	167.8	166.0
Power segment (2)	216.0	175.5	669.2	675.1
Consolidated revenues	$385.2	$374.1	$1,187.4	$1,209.8

Income (Loss):
HVAC segment	$15.6	$23.5	$48.6	$49.4
Detection and Measurement segment	7.8	8.3	30.9	27.4
Power segment (2)	(2.2)	(96.5)	(9.5)	(106.3)
Total income (loss) for segments	21.2	(64.7)	70.0	(29.5)

Corporate expense	(9.2)	(27.6)	(28.3)	(84.5)
Long-term incentive compensation expense	(4.2)	(5.5)	(10.5)	(30.5)
Pension and postretirement expense	(0.9)	(7.4)	(4.7)	(8.4)
Special charges, net	(1.5)	(8.4)	(3.8)	(14.0)
Impairment of intangible assets	—	—	(4.0)	—
Gain on sale of dry cooling business	1.7	—	18.4	—

Consolidated operating income (loss)	$7.1	$(113.6)	$37.1	$(166.9)
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $111.0 and $78.8 in the three months ended October 1, 2016 and September 26, 2015, respectively. For the nine months ended October 1, 2016 and September 26, 2015, revenues under the percentage-of-completion method were $347.6 and $325.1, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $91.3 and $106.3 as of October 1, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $75.8 and $116.3 as of October 1, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(2)
As further discussed in Note 13, during the three months ended September 26, 2015, we made revisions to our estimates of expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $57.2 and $95.0, respectively, during the three and nine months ended September 26, 2015.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended October 1, 2016 and September 26, 2015 are described in more detail below:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
HVAC segment	$—	$(0.1)	$—	$1.1
Detection and Measurement segment	0.3	(0.1)	0.5	0.5
Power segment	1.3	7.6	3.4	11.4
Corporate	(0.1)	1.0	(0.1)	1.0
Total	$1.5	$8.4	$3.8	$14.0
HVAC Segment — The benefit for the three months ended September 26, 2015 related primarily to the reversal of previously accrued costs associated with our boiler products business, while the charges for the nine months ended September 26, 2015 related primarily to costs associated with facility consolidation efforts in Asia Pacific.
Detection and Measurement Segment — Charges for the three and nine months ended October 1, 2016 related to severance and other costs associated with our bus fare collection systems business. The benefit for the three months ended September 26, 2015 related primarily to the reversal of previously accrued costs associated with our bus fare collection systems business, while charges for the nine months ended September 26, 2015 related primarily to severance and other costs associated with restructuring initiatives at our specialty lighting business.
Power Segment — Charges for the three and nine months ended October 1, 2016 related primarily to costs incurred in connection with restructuring actions at our SPX Heat Transfer (“Heat Transfer”) business in order to reduce the cost base of the business in response to reduced demand, partially offset by a reduction in the expected cost of the restructuring actions at our Balcke Duerr business. The costs incurred for the Heat Transfer business restructuring actions included asset impairment charges associated with the discontinuance of a product line and outsourcing initiatives of $0.7 and $3.3 for the three and nine months ended October 1, 2016, respectively, as well as severance costs. Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with restructuring actions at our Balcke Duerr and dry cooling businesses.
Corporate — The benefits for the three and nine months ended October 1, 2016 related to a reduction of severance costs accrued in connection with the Spin-Off. Charges for the three and nine months ended September 26, 2015 related primarily to severance costs incurred in connection with the Spin-Off.
Expected charges still to be incurred under actions approved as of October 1, 2016 were approximately $0.4.
The following is an analysis of our restructuring liabilities for the nine months ended October 1, 2016 and September 26, 2015:

	Nine months ended
	October 1, 2016	September 26, 2015
Balance at beginning of year	$11.3	$5.1
Special charges (1)	0.2	13.7
Utilization — cash	(6.7)	(6.0)
Currency translation adjustment and other	(0.1)	(0.1)
Balance at end of period	$4.7	$12.7
___________________________

(1)	The nine months ended October 1, 2016 and September 26, 2015 included $3.6 and $0.3 of non-cash charges, respectively, that did not impact the restructuring liability.

(6)	INVENTORIES, NET
Inventories at October 1, 2016 and December 31, 2015 comprised the following:

	October 1, 2016	December 31, 2015
Finished goods	$56.6	$58.4
Work in process	58.4	58.2
Raw materials and purchased parts	74.7	79.4
Total FIFO cost	189.7	196.0
Excess of FIFO cost over LIFO inventory value	(13.0)	(12.4)
Total inventories, net (1)	$176.7	$183.6
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

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 52% and 46% of total inventory at October 1, 2016 and December 31, 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Disposition of Business (2)	Foreign Currency Translation and Other	October 1, 2016
HVAC segment
Gross goodwill	$261.3	$—	$—	$—	$(0.1)	$261.2
Accumulated impairments	(145.2)	—	—	—	0.7	(144.5)
Goodwill	116.1	—	—	—	0.6	116.7

Detection and Measurement segment
Gross goodwill	219.1	—	—	—	(3.3)	215.8
Accumulated impairments	(138.0)	—	—	—	2.7	(135.3)
Goodwill	81.1	—	—	—	(0.6)	80.5

Power segment
Gross goodwill	405.3	—	—	(36.1)	2.3	371.5
Accumulated impairments	(249.0)	—	—	25.9	(1.9)	(225.0)
Goodwill (1)	156.3	—	—	(10.2)	0.4	146.5

Total
Gross goodwill	885.7	—	—	(36.1)	(1.1)	848.5
Accumulated impairments	(532.2)	—	—	25.9	1.5	(504.8)
Goodwill (1)	$353.5	$—	$—	$(10.2)	$0.4	$343.7
___________________________

(1)
The net carrying value at December 31, 2015 includes $10.7 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2015. See Note 3 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(2)	Represents goodwill allocated to our dry cooling business upon its disposition.

Other Intangibles, Net
Identifiable intangible assets at October 1, 2016 and December 31, 2015 comprised the following:

	October 1, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$25.4	$(10.5)	$14.9	$25.4	$(9.5)	$15.9
Technology (1)	20.8	(10.1)	10.7	40.7	(25.2)	15.5
Patents	4.6	(4.6)	—	4.6	(4.6)	—
Other	13.3	(7.8)	5.5	14.2	(8.1)	6.1
	64.1	(33.0)	31.1	84.9	(47.4)	37.5
Trademarks with indefinite lives (1) (2)	114.0	—	114.0	125.0	—	125.0
Total (3)	$178.1	$(33.0)	$145.1	$209.9	$(47.4)	$162.5
___________________________

(1)
The net carrying value at December 31, 2015 includes $2.4 and $5.9 of technology and trademarks, respectively, related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying condensed consolidated balance sheet as of December 31, 2015. See Note 3 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(2)	As noted below, we recorded an impairment charge of $4.0 during the first quarter of 2016 related to the trademarks of our Heat Transfer business.

(3)
Changes in the gross carrying values of “Other Intangibles, Net” during the nine months ended October 1, 2016 related to the sale of our dry cooling business, the impairment charge related to the Heat Transfer trademarks noted above, and, to a lesser extent, foreign currency translation.

At October 1, 2016, the net carrying value of intangible assets with determinable lives consisted of $4.4 in the HVAC segment and $26.7 in the Power segment. At October 1, 2016, trademarks with indefinite lives consisted of $89.2 in the HVAC segment, $10.2 in the Detection and Measurement segment and $14.6 in the Power segment.
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
In addition to its trademarks, Heat Transfer has definite-lived intangible assets with an aggregate carrying value at October 1, 2016 of $26.7. Although there are no current indications of impairment associated with Heat Transfer’s intangible assets, further deterioration in the business’s financial results could lead to impairment charges in subsequent periods.
No impairment charges were recorded in the first nine months of 2015.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	October 1, 2016	September 26, 2015
Balance at beginning of year	$39.6	$37.5
Provisions	10.7	13.1
Usage	(11.9)	(11.9)
Currency translation adjustment	(0.3)	(0.4)
Balance at end of period	38.1	38.3
Less: Current portion of warranty	18.7	20.3
Non-current portion of warranty	$19.4	$18.0

(9)	EMPLOYEE BENEFIT PLANS
In connection with the Spin-Off, participants in the SPX U.S. Pension Plan (the “U.S. Plan”) that were transferred to SPX FLOW became eligible to elect a lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. During the second quarter of 2016, approximately 9%, or $25.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments. In connection with these lump-sum payments, we remeasured the assets and liabilities of the U.S. Plan as of May 31, 2016, which resulted in a charge to net periodic pension benefit expense of $1.0 during the second quarter.
During the second quarter of 2016, we made lump-sum payments to certain participants of the Supplemental Individual Account Retirement Plan (“SIARP”), settling approximately 22%, or $2.7, of the SIARP's projected benefit obligation. In connection with these lump-sum payments, we remeasured the liabilities of the SIARP as of June 30, 2016, which resulted in a charge to net periodic pension benefit expense of $0.8 during the second quarter.
On July 14, 2015, we amended the U.S. Plan and SIARP to freeze all benefits for active non-union participants. The amendments resulted in a curtailment gain of $5.1 during the third quarter of 2015. In connection with the amendments, we remeasured the assets and liabilities of the U.S. Plan and the SIARP as of June 30, 2015, which resulted in a charge to net periodic pension benefit expense of $11.4 during the third quarter of 2015.
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Service cost	$0.1	$0.4	$0.3	$2.2
Interest cost	3.3	4.3	10.4	12.9
Expected return on plan assets	(3.2)	(4.5)	(9.6)	(14.3)
Curtailment gain (1)	—	(5.1)	—	(5.1)
Recognized net actuarial loss (2)	—	11.4	1.8	11.4
Amortization of unrecognized prior service credits	(0.1)	—	(0.1)	—
Total net periodic pension benefit expense	$0.1	$6.5	$2.8	$7.1
___________________________

(1)	Represents a curtailment gain recorded during the third quarter of 2015 in connection with the amendments of the U.S. Plan and SIARP noted above.

(2)
Represents actuarial losses resulting from the remeasurement of the assets and obligations of the U.S. Plan and the SIARP during the second quarter of 2016 and third quarter of 2015, which was required in connection with the lump-sum payments and plan amendments noted above.

Foreign Pension Plans

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Service cost	$—	$0.4	$—	$1.2
Interest cost	1.4	2.0	4.3	6.0
Expected return on plan assets	(1.5)	(2.4)	(5.0)	(7.3)
Recognized net actuarial loss	—	0.7	—	0.7
Total net periodic pension benefit (income) expense	(0.1)	0.7	(0.7)	0.6
Less: Net periodic pension benefit expense of discontinued operations	—	0.7	—	2.0
Net periodic pension benefit income of continuing operations	$(0.1)	$—	$(0.7)	$(1.4)
Postretirement Plans

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Service cost	$—	$—	$—	$—
Interest cost	1.1	1.1	3.2	3.3
Amortization of unrecognized prior service credits	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic postretirement benefit expense	$0.9	$0.9	$2.6	$2.7

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2016:

	December 31, 2015	Borrowings	Repayments	Other(4)	October 1, 2016
Revolving loans	$—	$56.2	$(56.2)	$—	$—
Term loan (1)	348.0	—	(4.4)	0.3	343.9
Trade receivables financing arrangement (2)	—	44.0	(44.0)	—	—
Other indebtedness (3)	23.8	19.5	(26.6)	3.4	20.1
Total debt	371.8	$119.7	$(131.2)	$3.7	364.0
Less: short-term debt	22.1				14.9
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$331.2
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.7 and $2.0 at October 1, 2016 and December 31, 2015, respectively. See Note 2 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At October 1, 2016, we had $26.4 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.7 and $4.8, capital lease obligations of $5.2 and $1.7, and borrowings under a line of credit in China of $9.7 and $17.3 at October 1, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes $3.8 of capital lease obligations and the impact of amortization of debt issuance costs associated with the term loan, partially offset by foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2015 Annual Report on Form 10-K.

On September 29, 2016, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $125.0, to $175.0, and by $75.0, to $125.0, respectively. In connection with the reduction of our foreign credit instrument facility commitments, we recorded a charge of $1.3 to "Loss on early extinguishment of debt" during the third quarter of 2016 associated with the write-off of the deferred financing costs related to this previously available issuance capacity of $200.0.
At October 1, 2016, we had $46.5 and $207.6 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 2.3% at October 1, 2016.
At October 1, 2016, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively converted 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of October 1, 2016, the aggregate notional amounts of the Swaps was $170.8 and the unrealized loss, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.2. In addition, we have recorded a long-term liability of $1.9 to recognize the fair value of these Swaps.
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
We had FX forward contracts with an aggregate notional amount of $63.7 and $139.8 outstanding as of October 1, 2016 and December 31, 2015, respectively, with all of the $63.7 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $18.7 and $120.8 at October 1, 2016 and December 31, 2015, respectively, with notional amounts of $17.9 and $0.8 scheduled to mature within one and two years thereafter, respectively. The decline in the notional amount of FX forward contracts and FX embedded derivatives was due primarily to the sale of our dry cooling business. The unrealized losses, net of tax, recorded in AOCI related to FX forward contracts were $0.0 and $0.6 as of October 1, 2016 and December 31, 2015, respectively.
With regard to our FX forward contacts, these arrangements are designed to provide the right of setoff in the event of counterparty default or insolvency, and, thus, we have elected to offset the fair values of these instruments in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts were $0.0 and $0.1 (gross assets) and $0.5 and $1.5 (gross liabilities) at October 1, 2016 and December 31, 2015, respectively.
The fair values of our embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At October 1, 2016 and December 31, 2015, the outstanding notional amount of commodity contracts was 4.0 and 4.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of October 1, 2016 and December 31, 2015, the fair value of these contracts was $0.2 (current asset) and

$1.7 (current liability), respectively. The unrealized gains (losses), net of tax, recorded in AOCI were $0.1 and $(1.2) as of October 1, 2016 and December 31, 2015, respectively. We anticipate reclassifying the unrealized losses as of October 1, 2016 to income over the next 12 months.

(12)	SHAREHOLDERS’ EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Weighted-average number of common shares used in basic income (loss) per share	41.721	40.663	41.537	40.590
Dilutive securities — Restricted stock shares, restricted stock units, and stock options	0.754	—	0.347	—
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	42.475	40.663	41.884	40.590
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related periods was 0.992 and 1.542, respectively, for the three months ended October 1, 2016, and 1.134 and 1.346, respectively, for the nine months ended October 1, 2016.
For the three and nine months ended September 26, 2015, 0.342 and 0.315 of unvested restricted stock shares/units, respectively, and 0.323 of outstanding stock options were excluded from the computation of diluted income (loss) per share as we incurred losses from continuing operations during the periods. In addition, 0.536 and 0.541 of unvested restricted stock shares/units, respectively, did not meet the required market thresholds for vesting (as discussed in our 2015 Annual Report on Form 10-K).
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
Effective May 24, 2016, we granted 0.049 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2017.
Compensation expense within income from continuing operations related to long-term incentive awards totaled $4.2 and $5.5 for the three months ended October 1, 2016 and September 26, 2015, respectively, and $10.5 and $30.5 for the nine months ended October 1, 2016 and September 26, 2015, respectively. The related tax benefit was $1.6 and $2.1 for the three months ended October 1, 2016 and September 26, 2015, respectively, and $4.0 and $11.4 for the nine months ended October 1, 2016 and September 26, 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended October 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.6	$(1.6)	$4.2	$242.2
Other comprehensive income (loss) before reclassifications	(7.2)	0.3	—	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(0.1)	0.1
Current-period other comprehensive income (loss)	(7.2)	0.5	(0.1)	(6.8)
Balance at end of period	$232.4	$(1.1)	$4.1	$235.4
__________________________

(1)	Net of tax benefit of $0.7 and $1.0 as of October 1, 2016 and July 2, 2016, respectively.

(2)	Net of tax provision of $2.8 and $3.0 as of October 1, 2016 and July 2, 2016, respectively. The balances as of October 1, 2016 and July 2, 2016 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended October 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive loss before reclassifications	(7.8)	(1.4)	—	(9.2)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(40.4)	2.1	(0.4)	(38.7)
Current-period other comprehensive income (loss)	(48.2)	0.7	(0.4)	(47.9)
Balance at end of period	$232.4	$(1.1)	$4.1	$235.4
__________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain (loss) on sale of dry cooling business.”

(2)	Net of tax benefit of $0.7 and $0.8 as of October 1, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $2.8 and $3.1 as of October 1, 2016 and December 31, 2015. The balances as of October 1, 2016 and December 31, 2015 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$(30.4)	$(1.4)	$4.6	$(27.2)
Other comprehensive income (loss) before reclassifications	(41.5)	(0.5)	0.5	(41.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(0.1)	0.7
Current-period other comprehensive income (loss)	(41.5)	0.3	0.4	(40.8)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
Balance at end of period	$282.6	$(1.0)	$5.0	$286.6
___________________________

(1)	Net of tax benefit of $0.8 and $0.4 as of September 26, 2015 and June 27, 2015, respectively.

(2)	Net of tax provision of $3.2 and $2.9 as of September 26, 2015 and June 27, 2015, respectively. The balances as of September 26, 2015 and June 27, 2015 include net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(130.9)	(0.4)	0.5	(130.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.6	(0.4)	0.2
Current-period other comprehensive income (loss)	(130.9)	0.2	0.1	(130.6)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
Balance at end of period	$282.6	$(1.0)	$5.0	$286.6
__________________________

(1)	Net of tax benefit of $0.8 and $1.1 as of September 26, 2015 and December 31, 2014, respectively.

(2)
Net of tax provision of $3.2 and $3.0 as of September 26, 2015 and December 31, 2014, respectively. The balances as of September 26, 2015 and December 31, 2014 include net unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the three months ended October 1, 2016 and September 26, 2015:

	Amount Reclassified from AOCI
	Three months ended
	October 1, 2016	September 26, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
FX forward contracts	$—	$0.2	Revenues
Commodity contracts	0.3	0.9	Cost of products sold
Pre-tax	0.3	1.1
Income taxes	(0.1)	(0.3)
	$0.2	$0.8

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.3)	$(0.2)	Selling, general and administrative
Pre-tax	(0.3)	(0.2)
Income taxes	0.2	0.1
	$(0.1)	$(0.1)
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the nine months ended October 1, 2016 and September 26, 2015:

	Amount Reclassified from AOCI
	Nine months ended
	October 1, 2016	September 26, 2015	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$1.0	$(0.9)	Revenues
Commodity contracts	1.9	2.1	Cost of products sold
Pre-tax	2.9	1.2
Income taxes	(0.8)	(0.6)
	$2.1	$0.6

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.7)	$(0.6)	Selling, general and administrative
Pre-tax	(0.7)	(0.6)
Income taxes	0.3	0.2
	$(0.4)	$(0.4)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$(40.4)	$—	Gain on sale of dry cooling business
Common Stock in Treasury
During the nine months ended October 1, 2016 and September 26, 2015, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $18.6 and $6.6, respectively, and increased by $0.0 and $1.2, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015, which occurred on July 1, 2015. Dividends declared and paid for the first nine months of 2015 totaled $30.9 and $30.6, respectively.

Changes in Equity
A summary of the changes in equity for the three months ended October 1, 2016 and September 26, 2015 is provided below:

	October 1, 2016			September 26, 2015
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$272.6	$—	$272.6	$1,752.1	$(2.2)	$1,749.9
Net income (loss)	1.9	—	1.9	(105.0)	(25.6)	(130.6)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.3 and $0.4 for the three months ended October 1, 2016 and September 26, 2015, respectively	0.5	—	0.5	0.3	—	0.3
Pension and postretirement liability adjustment, net of tax benefit (provision) of $0.2 and $(0.3) for the three months ended October 1, 2016 and September 26, 2015, respectively	(0.1)	—	(0.1)	0.4	—	0.4
Foreign currency translation adjustments	(7.2)	—	(7.2)	(41.5)	0.9	(40.6)
Total comprehensive loss, net	(4.9)	—	(4.9)	(145.8)	(24.7)	(170.5)
Dividends declared	—	—	—	—	—	—
Incentive plan activity	2.2	—	2.2	3.8	—	3.8
Stock-based long-term incentive compensation expense (includes amounts recorded to discontinued operations of $1.3 for the three months ended September 26, 2015)	3.5	—	3.5	6.8	—	6.8
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.0 for the three months ended September 26, 2015	—	—	—	(0.4)	—	(0.4)
Spin-Off of FLOW Business	—	—	—	(1,259.8)	(10.7)	(1,270.5)
Equity, end of period	$273.4	$—	$273.4	$356.7	$(37.6)	$319.1

A summary of the changes in equity for the nine months ended October 1, 2016 and September 26, 2015 is provided below:

	October 1, 2016			September 26, 2015
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$345.4	$(37.1)	$308.3	$1,808.7	$3.2	$1,811.9
Net income (loss)	18.9	(0.4)	18.5	(73.2)	(31.1)	(104.3)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.1 and $0.3 for the nine months ended October 1, 2016 and September 26, 2015, respectively	0.7	—	0.7	0.2	—	0.2
Pension and postretirement liability adjustment, net of tax benefit (provision) of $0.3 and $(0.2) for the nine months ended October 1, 2016 and September 26, 2015, respectively	(0.4)	—	(0.4)	0.1	—	0.1
Foreign currency translation adjustments	(48.2)	(1.2)	(49.4)	(130.9)	1.2	(129.7)
Total comprehensive loss, net	(29.0)	(1.6)	(30.6)	(203.8)	(29.9)	(233.7)
Dividends declared	—	—	—	(30.9)	—	(30.9)
Incentive plan activity	6.8	—	6.8	12.8	—	12.8
Stock-based long-term incentive compensation expense (includes amounts recorded to discontinued operations of $5.4 for the nine months ended September 26, 2015)	9.4	—	9.4	35.9	—	35.9
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax (provision) benefit of $(1.5) and $0.3 for the nine months ended October 1, 2016 and September 26, 2015, respectively	(3.2)	—	(3.2)	(6.2)	—	(6.2)
Adjustment related to redeemable noncontrolling interest (see Note 13)	(56.0)	38.7	(17.3)	—	—	—
Other changes in noncontrolling interests	—	—	—	—	(0.2)	(0.2)
Spin-Off of FLOW Business	—	—	—	(1,259.8)	(10.7)	(1,270.5)
Equity, end of period	$273.4	$—	$273.4	$356.7	$(37.6)	$319.1

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $584.4 (including $531.3 for asbestos product liability matters) and $591.1 (including $534.4 for asbestos product liability matters) at October 1, 2016 and December 31, 2015, respectively. Of these amounts, $548.2 and $552.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at October 1, 2016 and December 31, 2015, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended October 1, 2016 and September 26, 2015, our payments for asbestos-related matters, net of insurance recoveries, were $0.0 and $2.3, respectively. During the nine months ended October 1, 2016 and September 26, 2015, our payments for asbestos-related matters, net of insurance recoveries, were $3.0 and $6.2, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $493.5 and $493.3 at October 1, 2016 and December 31, 2015, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the nine months ended October 1, 2016 and September 26, 2015, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
Large Power Projects in South Africa
The business environment surrounding our large power projects in South Africa remains difficult, as we have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We currently are involved in a number of claim disputes relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, in an attempt to mitigate our overall financial exposure. During the third quarter of 2015, we gained considerable insight into the path forward for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from the prime contractors and our subcontractors. In response to this information, we revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the three and nine months ended September 26, 2015 of $95.0, which was comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8. In addition, these revisions resulted in an increase in our “Net loss” of $71.2 for the three and nine months ended September 26, 2015 and an increase in our “Loss per share of common stock” of $1.75 for the same periods.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At October 1, 2016, the projected revenues related to our large power projects in South Africa included approximately $27.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the majority shareholder of DBT, the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $18.8) within “Accrued expenses” on our condensed consolidated balance sheet as of October 1, 2016, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital” (see Note 12). Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the nine months ended October 1, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the nine months ended October 1, 2016.
SPX Technologies disagrees with the arbitration determination and will continue to pursue all available legal recourse in this matter.
Beginning in the third quarter of 2016, in connection with our accounting for the redemption of the BEE Partner's ownership interest in DBT, we discontinued allocating earnings/losses of DBT to the BEE Partner within our condensed consolidated financial statements.
Patent Infringement Lawsuit
Our subsidiary, SPX Cooling Technologies, Inc. (“SPXCT”), is a defendant in a legal action brought by Baltimore Aircoil Company (“BAC”) alleging that a SPXCT product (the “product”) infringes United States Patent No. 7,107,782 (the “’782 Patent”), entitled “Evaporative Heat Exchanger and Method.” BAC filed suit on July 16, 2013 in the United States District Court for the District of Maryland seeking monetary damages and injunctive relief.
On August 22, 2016, the trial court rendered its decision on several summary judgment issues; some rulings were favorable to SPXCT’s defense while others were favorable to BAC’s claims. SPXCT continues to dispute that the product at issue infringes upon any valid claim of BAC’s ‘782 patent.
The trial for this matter began on October 24, 2016 and the District Court proceedings are ongoing. At this time, we do not believe that we have a probable liability associated with BAC’s claims, nor can we reasonably estimate the range of potential liability, if any, given the stage of proceedings, potential appeals, and nature of the damages and relief sought. However, there can be no assurance that we will be successful in the litigation and, if we are not successful, the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows. In the event the court finds in favor of BAC, SPXCT will consider appealing such adverse decision.
Other Legal Matters
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of October 1, 2016, we had liabilities for site investigation and/or remediation at 34 sites (35 sites at December 31, 2015) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of October 1, 2016, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 24 sites at which the liability has not been settled, of which 7 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.
Self-insured Risk Management Matters
We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, are based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. The insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against loss exposure.
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
We enter into consortium arrangements for certain projects within our Power segment. Under such arrangements, each consortium member is responsible for performing certain discrete items of work within the total scope of the contracted work and the consortium expires when all contractual obligations are completed. The revenues for these discrete items of work are defined in the contract with the project owner and each consortium member bearing the profitability risk associated with its own work. Our consortium arrangements typically provide that each consortium member assumes responsibility for its share of any damages or losses associated with the project; however, the use of a consortium arrangement typically results in joint and several liability for the consortium members. If responsibility cannot be determined or a consortium member defaults, then the consortium members are responsible according to their share of the contract value. Within our condensed consolidated financial statements, we account for our share of the revenues and profits under the consortium arrangements. As of October 1, 2016, our share of the aggregate contract value on open consortium arrangements was $44.1 (of which approximately 57% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $90.3. As of December 31, 2015, our share of the aggregate contract value on open consortium arrangements was $100.2 (of which approximately 68% had been recognized as revenue), and the aggregate contract value on open consortium arrangements was $371.7. At October 1, 2016 and December 31, 2015, we recorded liabilities of $0.4 and $0.6, respectively, representing the estimated fair value of our potential obligation under the joint and several liability provisions associated with the consortium arrangements.

(14)	INCOME TAXES
Uncertain Tax Benefits
As of October 1, 2016, we had gross and net unrecognized tax benefits of $44.0 and $26.7, respectively. Of these net unrecognized tax benefits, $25.4, if recognized, would impact our effective tax rate from continuing operations.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 1, 2016, gross accrued interest totaled $3.7 (net accrued interest of $2.4). As of October 1, 2016, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our gross unrecognized tax benefits could decrease by approximately $6.0 to $10.0. The gross unrecognized tax benefits relate to a variety of tax matters relating to deemed income inclusions, transfer pricing and various state matters.
Other Tax Matters
For the three months ended October 1, 2016, we recorded an income tax provision of $0.0 on $2.6 of pre-tax income from continuing operations. This compares to an income tax provision for the three months ended September 26, 2015 of $5.5 on $125.2 of a pre-tax loss from continuing operations. The most significant item impacting the income tax provision for the third quarter of 2016 was the $1.7 of additional gain that was recorded during the quarter on the sale of the dry cooling business, for which no income taxes were required to be provided. The most significant item impacting the effective tax rate for the third quarter of 2015 was the effects of approximately $102.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
For the nine months ended October 1, 2016, we recorded an income tax provision of $6.1 on $26.8 of pre-tax income from continuing operations. This compares to an income tax benefit for the nine months ended September 26, 2015 of $8.6 on $192.2 of a pre-tax loss from continuing operations. The most significant items impacting the income tax provision for the first nine months of 2016 were $0.3 of income taxes that were provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business and $10.5 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first nine months of 2015 were (i) the effects of approximately $130.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $3.6 of taxes incurred during the first quarter of 2015 related to the Spin-Off, including $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the separation.
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
We have filed our federal income tax returns for the 2013 through 2015 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
We have various foreign income tax returns under examination. The most significant of these is in Germany for the 2010 through 2014 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
As of October 1, 2016, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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
Indebtedness
The estimated fair value of our debt instruments as of October 1, 2016 and December 31, 2015 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from changes in the economy, legal and regulatory risks, costs of raw materials, pricing pressures, our international operations, our 2015 spin-off transaction, the effectiveness, success and timing of restructuring and divestiture plans related to our power generation business, our ability to manage changes and measure and estimate the expected revenue and cost associated with our large power projects in South Africa, pension funding requirements and integration of acquisitions. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
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
EXECUTIVE OVERVIEW
Spin-Off of SPX FLOW
On September 26, 2015, we completed the spin-off of SPX FLOW, Inc. (the “Spin-Off”). The results of SPX FLOW, Inc. (“SPX FLOW”) for the three and nine months ended September 26, 2015 are presented as discontinued operations. See Notes 1 and 3 to the condensed consolidated financial statements for additional information regarding the Spin-Off and the financial results of SPX FLOW.
Summary of Operating Results
Revenues for the three and nine months ended October 1, 2016 increased by $11.1 (or 3.0%) and decreased $22.4 (or 1.9%), respectively, when compared to the same periods in 2015. Revenues for the three and nine months ended September 26, 2015 were impacted by the fact that our third quarter 2015 revenues included a revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues during the periods of $57.2. Revenues for the three and nine months ended October 1, 2016 were impacted negatively by the sale of our dry cooling business on March 30, 2016, while organic revenue, which declined during the three and nine months ended October 1, 2016, was impacted by lower sales in our HVAC and power generation businesses and higher sales in our power transformer business. Lastly, a stronger U.S. dollar negatively impacted revenues during the three and nine months ended October 1, 2016, compared to the respective periods in 2015. See “Results of Reportable Segments” for additional details.
During the three and nine months ended October 1, 2016, we generated operating income of $7.1 and $37.1, respectively, compared to an operating loss of $113.6 and $166.9 during the same periods in 2015. Operating results for the three and nine months ended October 1, 2016 and September 26, 2015 were impacted by the following:

•	Three and nine months ended October 1, 2016:

◦
On March 30, 2016, we completed the sale of our dry cooling business to Parharpur Cooling Towers Limited (“Parharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). During the third quarter of 2016, we reached an agreement with Paharpur regarding the final working capital of the dry cooling business, resulting in additional cash proceeds during the quarter of $1.7. In connection with the sale, we recorded a gain of $18.4, including $1.7 recorded during the third quarter of 2016 associated with the aforementioned working capital settlement. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.

◦
Net pension charges/actuarial losses of $1.8 recorded during the second quarter of 2016 related to the remeasurement of the SPX U.S. Pension Plan (the “U.S. Plan”) and Supplemental Individual Account Retirement Plan (“SIARP”) resulting from lump sum benefit payments to certain participants.

◦	During the first quarter of 2016, we recorded an impairment charge of $4.0 associated with the trademarks of our SPX Heat Transfer business (“Heat Transfer”).

•	Three and nine months ended September 26, 2015:

◦	A reduction in operating profit of $95.0 associated with a third quarter 2015 revision to our estimates of expected revenues and profits on our large power projects in South Africa.

◦
Net pension charges of $6.3 recorded during the third quarter of 2015 related to amendments of the U.S. Plan and the SIARP, with such net charges comprised of actuarial losses of $11.4, partially offset by curtailment gains of $5.1.

◦	A significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.

◦
Special charges during the three and nine months ended September 26, 2015 of $8.4 and $14.0, respectively, for severance and other costs associated with restructuring actions primarily within our Power segment.

Cash flows used in continuing operations totaled $44.0 during the first nine months of 2016, compared to $168.3 during the first nine months of 2015. The decrease in cash outflows was due primarily to (i) increases in operating cash flows at our power transformer business due to improvements in profitability and declines in working capital and (ii) a decline in cash outflows associated with our large power projects in South Africa and the dry cooling business. In addition, cash flows used in continuing operations for the first nine months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. A significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first nine months of 2016.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2015 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five fewer days in the fourth quarter of 2016 than in the respective 2015 periods. We do not believe the six additional days during the first quarter of 2016 had a material impact on our consolidated operating results for the first nine months of 2016, when compared to the consolidated operating results for the respective 2015 period.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the revenue reduction that resulted from the third quarter 2015 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $57.2 for the three and nine months ended September 26, 2015. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and nine months ended October 1, 2016 and September 26, 2015, respectively, including the reconciliation of organic revenue decline to net revenue increase (decrease):

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$385.2	$374.1	3.0	$1,187.4	$1,209.8	(1.9)
Gross profit	84.0	2.9	*	268.6	173.4	54.9
% of revenues	21.8%	0.8%		22.6%	14.3%
Selling, general and administrative expense	76.3	106.8	(28.6)	239.5	322.4	(25.7)
% of revenues	19.8%	28.5%		20.2%	26.6%
Intangible amortization	0.8	1.3	(38.5)	2.6	3.9	(33.3)
Special charges, net	1.5	8.4	(82.1)	3.8	14.0	(72.9)
Impairment of intangible assets	—	—	*	4.0	—	*
Gain on sale of dry cooling business	1.7	—	*	18.4	—	*
Other income (expense), net	0.3	(4.6)	*	0.6	(7.5)	*
Interest expense, net	(3.8)	(5.9)	(35.6)	(10.7)	(17.2)	(37.8)
Loss on early extinguishment of debt	(1.3)	(1.4)	(7.1)	(1.3)	(1.4)	(7.1)
Equity earnings in joint ventures	0.3	0.3	—	1.1	0.8	37.5
Income (loss) from continuing operations before income taxes	2.6	(125.2)	*	26.8	(192.2)	*
Income tax (provision) benefit	—	(5.5)	*	(6.1)	8.6	*
Income (loss) from continuing operations	2.6	(130.7)	*	20.7	(183.6)	*

Components of consolidated revenue increase (decrease):
Organic decline			(5.2)			(0.6)
Foreign currency			(1.7)			(2.2)
South Africa revenue revision			15.3			4.7
Sale of dry cooling business			(5.4)			(3.8)
Net revenue increase (decrease)			3.0			(1.9)
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three months ended October 1, 2016, the increase in revenues, compared to the respective period in 2015, was primarily due to a reduction in revenues of $57.2 during the three months ended September 26, 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. This increase was offset partially by the impact of the sale of our dry cooling business on March 30, 2016, a decline in organic revenue and, to a lesser extent, the impact of a stronger U.S. dollar during the third quarter of 2016. The decline in organic revenue was due primarily to lower sales by our HVAC and power generation businesses, partially offset by an increase in sales by our power transformer business. See “Results of Reportable Segments” for additional details.
For the nine months ended October 1, 2016, the decrease in revenues, compared to the respective period in 2015, was due to the aforementioned sale of our dry cooling business, the impact of a stronger U.S. dollar during 2016, and, to a lesser extent, a decline in organic revenue. These decreases were offset partially by the impact of the third quarter 2015 revenue revision noted above of $57.2 associated with our large power projects in South Africa. The decline in organic revenue was attributable primarily to lower sales by our power generation and HVAC businesses, partially offset by higher sales by our power transformer business. See “Results of Reportable Segments” for additional details.
Gross Profit — The increase in gross profit and gross profit as a percentage of revenues for the three and nine months ended October 1, 2016, compared to the respective periods in 2015, was due primarily to a reduction in gross profit of $95.0 during the third quarter of 2015 associated with a revision to the expected revenues and profits of our large power projects in South Africa. In addition, gross profit as a percentage of revenues for the three and nine months ended October 1, 2016 was impacted favorably by cost reductions and the improved operating efficiency at our heating and ventilation and power transformer businesses.
Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended October 1, 2016, the decrease in SG&A expense, compared to the respective periods in 2015, was due primarily to a decrease in corporate expense, pension and postretirement expense, and long-term incentive compensation. As previously noted, corporate expense for the three and nine months ended September 26, 2015 included a significant amount of costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off. See “Corporate and Other Expenses” for additional details on pension and postretirement expense and long-term incentive compensation.
Intangible Amortization — For the three and nine months ended October 1, 2016, the decline in intangible amortization was primarily the result of discontinuing amortization on the long-term assets of our dry cooling business in connection with classifying the business’s assets and liabilities as “held for sale,” effective December 31, 2015.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2016 and 2015.
Impairment of Intangible Assets — During the first quarter of 2016, we recorded an impairment charge of $4.0 related to the trademarks of Heat Transfer. See Note 7 to our condensed consolidated financial statements for additional details.
Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). During the third quarter of 2016, we reached an agreement with Paharpur regarding the final working capital of the dry cooling business, resulting in additional cash proceeds during the quarter of $1.7. In connection with the sale, we recorded a gain of $18.4, including $1.7 recorded during the third quarter of 2016 associated with the aforementioned working capital settlement.
See Notes 1 and 3 to our condensed consolidated financial statements for additional details.
Other Income (Expense), net — Other income, net, for the three months ended October 1, 2016 was composed primarily of foreign currency transaction gains of $2.1, income derived from company-owned life insurance policies of $0.5, and income associated with transition services provide in connection with the sale of the dry cooling business of $0.1, partially offset by losses on foreign currency forward contracts (“FX forward contracts”) of $2.5 and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.1.
Other expense, net, for the three months ended September 26, 2015 was composed primarily of foreign currency transaction losses of $8.0 and a settlement charge of $1.4 associated with a legacy product liability matter, partially offset by gains on FX forward contracts of $3.9 and gains on FX embedded derivatives of $0.7.
Other income, net, for the nine months ended October 1, 2016 was composed primarily of foreign currency transaction gains of $4.1, income derived from company-owned life insurance policies of $2.1, and income associated with transition services provided in connection with the sale of the dry cooling business of $0.6, partially offset by losses on FX forward contracts of $4.7 and losses on FX embedded derivatives of $1.7.
Other expense, net, for the nine months ended September 26, 2015 was composed primarily of foreign currency transaction losses of $6.2, losses on FX forward contracts of $5.2, and a settlement charge of $1.4 associated with a legacy product liability matter, partially offset by gains on FX embedded derivatives of $3.5, a gain on an asset sale of $1.2, and investment earnings of $0.6.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended October 1, 2016, compared to the same periods in 2015, was primarily a result of a decline in interest expense resulting from lower average debt balances during the three and nine months ended October 1, 2016 compared to the respective periods in 2015.
Loss on early extinguishment of debt — During the three months ended October 1, 2016, we reduced the issuance capacity under our foreign credit facilities by $200.0. In connection with such reduction, we recorded a charge of $1.3 associated with the write-off of the deferred financing costs related to the $200.0 of previously available issuance capacity.

In connection with the Spin-Off, we entered into a new credit agreement. As a result, we recorded a charge of $1.4 during the third quarter of 2015 associated with the write-off of a portion of the deferred financing costs related to our prior credit agreement.
Income Tax (Provision) Benefit — For the three months ended October 1, 2016, we recorded an income tax provision of $0.0 on $2.6 of pre-tax income from continuing operations. This compares to an income tax provision for the three months ended September 26, 2015 of $5.5 on $125.2 of a pre-tax loss from continuing operations. The most significant item impacting the income tax provision for the third quarter of 2016 was the $1.7 of additional gain that was recorded during the quarter for the sale of the dry cooling business, for which no income taxes were required to be provided. The most significant item impacting the income tax provision for the third quarter of 2015 was the effects of approximately $102.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
For the nine months ended October 1, 2016, we recorded an income tax provision of $6.1 on $26.8 of pre-tax income from continuing operations. This compares to an income tax benefit for the nine months ended September 26, 2015 of $8.6 on $192.2 of a pre-tax loss from continuing operations. The most significant items impacting the income tax provision for the first nine months of 2016 were $0.3 of income taxes that were provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business and $10.5 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first nine months of 2015 were (i) the effects of approximately $130.0 of pre-tax losses generated during the period (the majority of which relate to our large projects in South Africa) for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $3.6 of taxes incurred during the first quarter of 2015 related to the Spin-Off, including $3.4 of foreign income taxes related to reorganization actions undertaken to facilitate the separation.
RESULTS OF DISCONTINUED OPERATIONS AND SALE OF DRY COOLING BUSINESS
Spin-Off of SPX FLOW
We completed the spin-off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation for the three and nine months ended September 26, 2015. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW are shown below:

	Three months ended	Nine months ended
	September 26, 2015	September 26, 2015
Revenues	$589.5	$1,775.1
Costs and expenses:
Cost of products sold	391.5	1,179.3
Selling, general and administrative (1)	121.7	368.2
Intangible amortization	5.8	17.7
Impairment of intangible assets	15.0	15.0
Special charges	34.0	41.2
Other income (expense), net	(2.4)	1.3
Interest expense, net	(11.0)	(32.6)
Income before taxes	8.1	122.4
Income tax provision	(7.4)	(41.6)
Income from discontinued operations, net of tax	0.7	80.8
Less: Net loss attributable to noncontrolling interest	—	(0.9)
Income from discontinued operations attributable to SPX Corporation common shareholders, net of tax	$0.7	$81.7
___________________________

(1)	Includes $16.8 and $30.8 for the three and nine months ended September 26, 2015, respectively, of professional fees and other costs that were incurred in connection with the Spin-Off.
Other Discontinued Operations Activity
In addition to the Spin-Off of SPX FLOW, we recognized net losses of $0.7 and $2.2 during the three and nine months ended October 1, 2016, respectively, and $0.6 and $1.5 during the three and nine months ended September 26, 2015, respectively, resulting primarily from revisions to liabilities retained from businesses discontinued prior to 2015.

For the three and nine months ended October 1, 2016 and September 26, 2015, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
SPX FLOW
Income from discontinued operations	$—	$8.1	$—	$122.4
Income tax provision	—	(7.4)	—	(41.6)
Income from discontinued operations, net	—	0.7	—	80.8

All other
Loss from discontinued operations	(0.5)	(1.1)	(2.3)	(3.6)
Income tax (provision) benefit	(0.2)	0.5	0.1	2.1
Loss from discontinued operations, net	(0.7)	(0.6)	(2.2)	(1.5)

Total
Income (loss) from discontinued operations	(0.5)	7.0	(2.3)	118.8
Income tax (provision) benefit	(0.2)	(6.9)	0.1	(39.5)
Income (loss) from discontinued operations, net	$(0.7)	$0.1	$(2.2)	$79.3
Sale of Dry Cooling Business
On November 20, 2015, we entered into an agreement for the sale of our dry cooling business. On March 30, 2016, we completed the sale of the business to Paharpur for cash proceeds of $45.9 (net of cash transferred with the business of $3.0). During the third quarter of 2016, we reached an agreement with Paharpur regarding the final working capital of the dry cooling business, resulting in additional cash proceeds during the quarter of $1.7. In connection with the sale, we recorded a gain of $18.4, including $1.7 recorded during the third quarter of 2016 associated with the aforementioned working capital settlement. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.
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
HVAC Reportable Segment

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$116.9	$142.7	(18.1)	$350.4	$368.7	(5.0)
Income	15.6	23.5	(33.6)	48.6	49.4	(1.6)
% of revenues	13.3%	16.5%		13.9%	13.4%
Components of revenue decrease:
Organic decline			(16.8)			(3.8)
Foreign currency			(1.3)			(1.2)
Net revenue decrease			(18.1)			(5.0)
Revenues — For the three and nine months ended October 1, 2016, the decrease in revenues, compared to the respective periods in 2015, was due to a decline in organic revenue and, to a lesser extent, the impact of a stronger U.S. dollar during the 2016 periods. The decline in organic revenue was primarily the result of a decrease in sales of heating products. In addition, revenues for the three months ended September 26, 2015 were favorably impacted by a large cooling products project that was executed during the quarter.

Income — For the three months ended October 1, 2016, the decrease in income and margin, compared to the respective period in 2015, was due primarily to the organic revenue decline noted above.
For the nine months ended October 1, 2016, the decrease in income, compared to the respective period in 2015, was due primarily to the decline in organic revenue noted above, generally offset by the impact of improved operating efficiency and other cost reductions within the segment’s boiler products business. The increase in margin during the nine months ended October 1, 2016, compared to the respective period in 2015, was due to the improved operating efficiency and other cost reductions noted above.
Backlog — The segment had backlog of $34.3 and $44.2 as of October 1, 2016 and September 26, 2015, respectively.
Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$52.3	$55.9	(6.4)	$167.8	$166.0	1.1
Income	7.8	8.3	(6.0)	30.9	27.4	12.8
% of revenues	14.9%	14.8%		18.4%	16.5%
Components of revenue increase (decrease):
Organic growth (decline)			(3.5)			3.0
Foreign currency			(2.9)			(1.9)
Net revenue increase (decrease)			(6.4)			1.1
Revenues — For the three months ended October 1, 2016, the decrease in revenues, compared to the respective period in 2015, was due to a decline in organic revenue and the impact of a stronger U.S. dollar during the 2016 period. The decline in organic revenue was primarily the result of a decrease in sales of communication technologies products, partially offset by an increase in sales of bus fare collection systems and specialty lighting products.
For the nine months ended October 1, 2016, the increase in revenues, compared to the respective period in 2015, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the 2016 period. The increase in organic revenue was due primarily to increases in sales of bus fare collection systems and specialty lighting products, partially offset by a decrease in sales of communication technologies products.
Income — For the three months ended October 1, 2016, the decrease in income, compared to the respective period in 2015, was due primarily to the revenue decline noted above. For the three months ended October 1, 2016, the increase in margin, compared to the respective period in 2015, was due primarily to a more profitable sales mix within the specialty lighting and portable cable and pipe locator businesses.
For the nine months ended October 1, 2016, the increase in income and margin, compared to the respective period in 2015, was due to the favorable sale mix noted above along with the impact of the organic revenue growth during the period.
Backlog — The segment had backlog of $52.6 and $39.5 as of as of October 1, 2016 and September 26, 2015, respectively.
Power Reportable Segment

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$216.0	$175.5	23.1	$669.2	$675.1	(0.9)
Loss	(2.2)	(96.5)	97.7	(9.5)	(106.3)	91.1
% of revenues	(1.0)%	(55.0)%		(1.4)%	(15.7)%
Components of revenue increase (decrease):
Organic growth			3.8			0.1
Foreign currency			(1.8)			(2.7)
South Africa revenue revision			32.6			8.5
Sale of dry cooling business			(11.5)			(6.8)
Net revenue increase (decrease)			23.1			(0.9)
Revenues — For the three months ended October 1, 2016, the increase in revenues, compared to the respective period in 2015, was due primarily to the reduction in revenues of $57.2 during the three months ended September 26, 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa and, to a lesser extent, an increase in organic revenue during the three months ended October 1, 2016. These increases were offset partially by the impact of the sale of the segment’s dry cooling business on March 30, 2016 and, to a lesser extent, the impact of a stronger U.S. dollar during the third quarter of 2016. The increase in organic revenue was attributable primarily to higher sales of power transformers, partially offset by lower sales of power generation equipment in the Americas and Asia Pacific during the period.
For the nine months ended October 1, 2016, the decrease in revenues, compared to the respective period in 2015, was due primarily to the impact of the sale of the dry cooling business noted above and, to a lesser extent, the impact of a stronger U.S. dollar during 2016. These decreases in revenues were offset partially by the impact of the third quarter 2015 revenue revision noted above of $57.2 associated with our large power projects in South Africa. The nominal increase in organic revenue was attributable primarily to higher sales of power transformers, generally offset by lower sales of power generation equipment in Asia Pacific during the period.
Loss — For the three and nine months ended October 1, 2016, losses for the segment declined, compared to the respective periods in 2015, primarily due to the fact that the segment’s results for the three and nine months ended September 26, 2015 included a reduction in profit of $95.0 associated with a revision during the third quarter of 2015 to the expected revenues and profits of our large power projects in South Africa. During the three and nine months ended October 1, 2016, income and margin for the segment’s power transformer business increased as a result of the organic revenue growth noted above, as well as improved operating efficiency. However, these increases generally were offset by lower profitability within the segment’s power generation businesses resulting primarily from the declines in revenue noted above.
Backlog — The segment had backlog of $568.0 and $822.1 as of October 1, 2016 and September 26, 2015, respectively. Of the $254.1 year-over-year decline in backlog, $26.1 was attributable to the impact of a stronger U.S. dollar as of October 1, 2016, as compared to September 26, 2015. In addition, the balance at September 26, 2015 included $145.6 of backlog associated with our dry cooling business. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through the fourth quarter of 2016 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Total consolidated revenues	$385.2	$374.1	3.0	$1,187.4	$1,209.8	(1.9)
Corporate expense	9.2	27.6	(66.7)	28.3	84.5	(66.5)
% of revenues	2.4%	7.4%		2.4%	7.0%
Long-term incentive compensation expense	4.2	5.5	(23.6)	10.5	30.5	(65.6)
Pension and postretirement expense	0.9	7.4	(87.8)	4.7	8.4	(44.0)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Corporate expense for the three and nine months ended September 26, 2015 also included costs related to our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the FLOW Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off. The decrease in corporate expense for the three and nine months ended October 1, 2016, compared to the respective periods in 2015, was due primarily to the elimination of costs in connection with the Spin-Off, including the cost of the corporate employees who became employees of SPX FLOW.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. Long-term incentive compensation expense for the three and nine months ended September 26, 2015 included $2.7 and $21.6, respectively, related to corporate employees who became employees of SPX FLOW at the time of the Spin-Off or retired in connection with the Spin-Off.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense during the three months ended October 1, 2016, compared to the respective period in 2015, was due primarily to net charges of $6.3 (actuarial losses of $11.4, partially offset by a curtailment gain of $5.1) during the third quarter of 2015 associated with amendments of the U.S. Plan and SIARP, which resulted in the freezing of benefits for active non-union participants of these plans. The decrease in pension and postretirement expense during the nine months ended October 1, 2016, compared to the respective period in 2015, was due primarily to net charges of $6.3 noted above during the third quarter of 2015, partially offset by the impact of charges of $1.8 during the second quarter of 2016 associated with lump-sum benefit payments during the period to certain participants of the U.S. Plan and the SIARP and a decrease in expected returns on plan assets during 2016. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended October 1, 2016 and September 26, 2015.

	Nine months ended
	October 1, 2016	September 26, 2015
Continuing operations:
Cash flows used in operating activities	$(44.0)	$(168.3)
Cash flows from (used in) investing activities	37.6	(10.8)
Cash flows used in financing activities	(13.1)	(122.3)
Cash flows from (used in) discontinued operations	(1.6)	14.1
Change in cash and equivalents due to changes in foreign currency exchange rates	3.1	(57.8)
Net change in cash and equivalents	$(18.0)	$(345.1)
Operating Activities — The decrease in cash flows used in operating activities during the nine months ended October 1, 2016, as compared to the same period in 2015, was due primarily to (i) increases in operating cash flows at our power transformer business due to improvements in profitability and declines in working capital and (ii) a decline in cash outflows associated with our large power projects in South Africa and the dry cooling business. In addition, cash flows used in operating activities for the first nine months of 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during the first nine months of 2016.
Investing Activities — Cash flows from investing activities for the nine months ended October 1, 2016 were comprised primarily of net proceeds from the sale of our dry cooling business of $47.6, partially offset by capital expenditures of $8.4 and an increase in restricted cash of $1.7. Cash flows used in investing activities for the nine months ended September 26, 2015 related to capital expenditures of $12.8, partially offset by proceeds from asset sales of $2.0.
Financing Activities — Cash flows used in financing activities for the nine months ended October 1, 2016 related to net repayments under our various debt instruments of $11.5 and withholdings paid on behalf of employees for net share settlements of $1.6. Cash flows used in financing activities for the nine months ended September 26, 2015 primarily related to cash divested in connection with the Spin-Off of $207.1, dividends paid of $30.6, and financing fees paid of $12.2, partially offset by net borrowings under our senior credit facilities and trade receivables financing arrangement of $129.0.
Discontinued Operations — Cash flows used in discontinued operations for the nine months ended October 1, 2016 related primarily to disbursements for liabilities retained in connection with dispositions prior to 2015. Cash flows used in discontinued operations for the nine months ended September 26, 2015 related primarily to the cash flows associated with the FLOW Business.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the nine months ended October 1, 2016. The decrease of $57.8 in cash and equivalents due to foreign currency exchange rates for the nine months ended September 26, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period.

Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2016.

	December 31, 2015	Borrowings	Repayments	Other(4)	October 1, 2016
Revolving loans	$—	$56.2	$(56.2)	$—	$—
Term loan (1)	348.0	—	(4.4)	0.3	343.9
Trade receivables financing arrangement (2)	—	44.0	(44.0)	—	—
Other indebtedness (3)	23.8	19.5	(26.6)	3.4	20.1
Total debt	371.8	$119.7	$(131.2)	$3.7	364.0
Less: short-term debt	22.1				14.9
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$331.2
___________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.7 and $2.0 at October 1, 2016 and December 31, 2015, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At October 1, 2016, we had $26.4 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.7 and $4.8, capital lease obligations of $5.2 and $1.7, and borrowings under a line of credit in China of $9.7 and $17.3 at October 1, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes $3.8 of capital lease obligations and the impact of amortization of debt issuance costs associated with the term loan, partially offset by foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar.

At October 1, 2016, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At October 1, 2016, we had $303.5 of available borrowing capacity under our revolving credit facilities after giving effect to $46.5 reserved for outstanding letters of credit. In addition, at October 1, 2016, we had $92.4 of available issuance capacity under our foreign credit facilities after giving effect to (i) $207.6 reserved for outstanding letters of credit and (ii) our recent election to reduce the issuance capacity of the facilities by $200.0. See Note 10 to our condensed consolidated financial statements for additional information.
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
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced, and believe we are not exposed to, significant risk of loss in these accounts.
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

Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $27.6 as of October 1, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that we could pay approximately $6.0 to $10.0 relating to uncertain tax positions, which includes an estimate of interest and penalties.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 1, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 1, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13, included under Part I of this Form 10-Q.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 1, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and September 26, 2015; (ii) Condensed Consolidated Balance Sheets at October 1, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and September 26, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 4, 2016	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: November 4, 2016	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 1, 2016, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2016 and September 26, 2015; (ii) Condensed Consolidated Balance Sheets at October 1, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and September 26, 2015; and (iv) Notes to Condensed Consolidated Financial Statements.