Form 10-K
period 2016-12-31
SPX CORP
filed 2017-02-24
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016, or
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2016 was $597,183,936. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 17, 2017 was 42,225,284.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 8, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX CORPORATION AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

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
All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors,” in this filing and any subsequent filing with the U.S. Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
Business
We were incorporated in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.
On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX Corporation (“SPX”) prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange and trades under the ticker symbol, “SPXC”.
Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In recent years, these businesses have experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating and ventilation (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have been reducing our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during the first and fourth quarters of 2016, respectively. See Management’s Discussion and Analysis of Financial Condition and Notes 1 and 4 to our consolidated financial statements for further discussion of these dispositions.
In recognition of our shift away from the power generation markets, we changed the name of our Power reportable segment to “Engineered Solutions,” effective in the fourth quarter of 2016.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC, detection and measurement, power transmission and generation, and industrial markets. With operations in approximately 15 countries and over 5,000 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
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
Within our engineered solutions platform, we are a leading manufacturer of medium and large power transformers, as well as process cooling equipment and heat exchangers. These solutions play a critical role in electricity transmission and generation. Specifically, our power transformers play an integral role in the North American power grid, while our process cooling equipment and heat exchangers assist our customers in meeting their power generation and industrial needs. The businesses within the platform are committed to driving value through continued focus on operational and engineering efficiencies.
Reportable Segments
We aggregate our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our segments is determined before considering impairment and special charges, pension and postretirement expense, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $509.5, $529.1 and $535.7 in 2016, 2015 and 2014, respectively, and backlog of $28.3 and $31.1 as of December 31, 2016 and 2015, respectively. Approximately 99% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment primarily serves a North American customer base. Core brands for our cooling products include Marley and Recold, with the major competitors to these products being Baltimore Aircoil Company and Evapco. Our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, and Leading Edge brands, while our Marley-Wylain subsidiary sells Weil-McLain and Williamson-Thermoflo brands. Major competitors to these products are TPI Corporation, Quellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company, and Dimplex North America Ltd for heating products, Burnham Holdings, Inc, and Buderus for boiler products, and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $226.4, $232.3 and $244.4 in 2016, 2015 and 2014, respectively, and backlog of $53.6 and $36.9 as of December 31, 2016 and 2015, respectively. Approximately 70% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America and Europe. Core brands for our underground pipe and cable locators and inspection equipment are Radiodetection, Pearpoint, Dielectric, and Warren G-V, with the major competitors to these products being Vivax-Metrotech, Leica, Subsite, IPEK, IBAK, Cues, System Studies, and Ridgid. Our bus fare collection systems, communication technologies, and specialty lighting are sold under the Genfare, TCI and Flash Technology brand names, respectively. Major competitors to our bus fare collection systems include Scheidt & Bachmann, Trapeze Group, Init, and Vix Technology, while major competitors to our communication technologies products include Rohde & Schwarz, Thales Group, Saab Grintek, and LS Telcom. Lastly, major competitors of our specialty lighting products include H&P, TWR Lighting, Unimar, and ITL.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment had revenues of $736.4, $797.6 and $914.3 in 2016, 2015 and 2014, respectively, and backlog of $416.7 and $636.0 as of December 31, 2016 and 2015, respectively. Approximately 91% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market, as well as process cooling equipment and rotating and stationary heat exchangers for the power generation and industrial markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America and South Africa.
We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our competitors in this market include ABB Ltd., GE-Prolec, Siemens, Hyundai Power Transformers, Delta Star Inc., Pennsylvania Transformer Technology, Inc., SGB-SMIT Group, Virginia Transformer Corporation, Howard Industries, Inc., and WEG S.A.
Our process cooling products and heat exchangers are sold under the brand names of SPX Cooling, Marley, Yuba, and Ecolaire, with major competitors to these products and service lines being Enexio, Hamon & Cie, Thermal Engineering International, Howden Group Ltd, Siemens AG, and Alstom SA.
Acquisitions
We did not acquire any businesses in 2016, 2015 or 2014. However, we regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors.
The following businesses were disposed of during 2016, 2015 and 2014:

Business	Year Disposed
Balcke Dürr*	2016
Dry Cooling	2016
SPX FLOW*	2015
Fenn LLC* (“Fenn”)	2014
SPX Precision Components* (“Precision Components”)	2014
Thermal Product Solutions* (“TPS”)	2014
___________________________________________________________________

*	Reflected as a discontinued operation for all periods presented.

In addition to the dispositions noted above, on January 7, 2014, we completed the sale of our 44.5% interest in EGS Electrical Group, LLC and Subsidiaries (“EGS”). Prior to the sale, we accounted for our investment in EGS under the equity method.
International Operations
We are a multinational corporation with operations in approximately 15 countries. Sales outside the United States were $237.1, $303.6 and $391.8 in 2016, 2015 and 2014, respectively.
See Note 5 to our consolidated financial statements for more information on our international operations.
Research and Development
We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and develop new products to better serve our current and future customers. These efforts encompass certain of our products with divisional engineering teams coordinating their resources. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.
We expensed $29.1, $28.6 and $30.2 in 2016, 2015 and 2014, respectively, of research activities relating to the development and improvement of our products.
Patents/Trademarks
We own approximately 164 domestic and 243 foreign patents (comprising approximately 213 patent “families”), including approximately 34 patents that were issued in 2016, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
We are subject to increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years, we have generally been able to offset increases in raw material costs. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations. We use forward contracts to manage our exposure on forecasted purchases of commodity raw materials (“commodity contracts”). See Note 12 to our consolidated financial statements for further information on commodity contracts.
Due to our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.
Competition
Our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See “Reportable Segments” above for a discussion of our competitors.

Environmental Matters
See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities,” “Risk Factors” and Note 13 to our consolidated financial statements for information regarding environmental matters.
Employment
At December 31, 2016, we had over 5,000 employees. Six domestic collective bargaining agreements covered approximately 1,050 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
Executive Officers
See Part III, Item 10 of this report for information about our executive officers.
Other Matters
No customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented.
Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses’ sales and payment terms are generally similar to those of our competitors.
Many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Historically, our businesses generally tend to be stronger in the second half of the year.
Our website address is www.spx.com. Information on our website is not incorporated by reference herein. We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
Many of the markets in which we operate are subject to general economic cycles or industry events. In addition, certain of our businesses are subject to market-specific cycles and weather-related fluctuations, including, but not limited to:
•HVAC; and
•Power transmission and distribution products.
In addition, contract timing on large projects, including those relating to power transmission and distribution systems, communications technology, fare collection systems, process cooling systems and towers, and power generation equipment may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers, particularly general industrial and power and energy companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See "MD&A - Results of Reportable Segments."
Our business depends on capital investment and maintenance expenditures by our customers.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds and repairs, commodity prices, general economic conditions, availability of credit, and expectations of future market behavior. Any of these factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
The price and availability of raw materials may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials. In recent years, we have faced volatility in the prices of many key raw materials, including copper, steel and oil. Increases in the prices of raw materials or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
Our customers could be impacted by commodity availability and prices.
A number of factors outside our control, including fluctuating commodity prices, impact the demand for our products. Increased commodity prices may increase our customers’ cost of doing business, thus causing them to delay or cancel large capital projects.
On the other hand, declining commodity prices may cause our customers to delay or cancel projects relating to the production of such commodities. For example, declines in oil prices have led to reduced demand for certain of our power generation products. In addition, in regions where the economy is largely dependent on oil and gas, declines in oil and gas prices have impacted the ability of our customers in these regions to finance capital expenditures. As a result, certain of our customers in these regions have delayed or cancelled tenders for our spectrum monitoring and related products. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. Reduced demand may also erode average selling prices in the relevant market.
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
We sell our products in highly competitive markets, which could result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products. We compete on a number of fronts, including on the basis of product offerings, technical capabilities, quality, service and pricing. We have a number of competitors with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have lower cost structures, support from local governments, or both. In addition, new competitors may enter the markets in which we participate. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns and make more attractive offers to potential customers, employees and strategic partners. In addition, competitive environments in slow-growth markets, to which some of our businesses have exposure, have been inherently more influenced by pricing and domestic and global economic conditions. To remain competitive, we need to invest in manufacturing, marketing, customer service and support and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
A portion of our revenues and earnings is generated through long-term fixed-price contracts, particularly for the process cooling systems and heat exchangers sold by our Engineered Solutions segment. We recognize revenues for certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
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
Our large power projects in South Africa are an example of these types of long-term-contract-related risks. These projects, which have experienced significant delays from their initial target completion dates, involve a complex set of contractual relationships among the end customer, the prime contractors, and the various subcontractors and suppliers. Although we believe that our current estimates of costs relating to these projects are reasonable, we cannot assure you that additional costs will not arise as these projects are completed.
Worldwide economic conditions could negatively impact our businesses.
Many of our customers historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:

•	Revenues;

•	Margins;

•	Profits;

•	Cash flows;

•	Customers’ orders, including order cancellation activity or delays on existing orders;

•	Customers’ ability to access credit;

•	Customers’ ability to pay amounts due to us; and

•	Suppliers’ and distributors’ ability to perform and the availability and costs of materials and subcontracted services.
Downturns in global economies could negatively impact our performance or any expectations in reporting performance. For example, economic downturns relating to lower oil and gas prices have impacted the ability of customers in countries with oil and gas dependent economies to finance certain capital projects. This, in turn, has reduced demand for certain of our spectrum monitoring and related products in these regions.
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
We are increasingly dependent on cloud-based and other information technology (“IT”) networks and systems, some of which are managed by third parties, to process, transmit and store electronic information. We depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. In addition, we rely on these IT systems to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial reporting processes; our manufacturing and supply chain processes; our sales and marketing efforts; and the data related to our research and development efforts. The failure of our IT systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers’ and our vendors’ IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information or other confidential business information. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. Accidental or willful security breaches or other unauthorized access by third parties of our facilities, our information systems or the systems of our cloud-based or other service providers, or the existence of computer viruses or malware in our or their data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our customers and the personal information of our employees. If we or our third-party service providers fail to keep customers’ proprietary information and documentation confidential, we may lose existing customers and potential new customers and may expose them to significant loss of revenue based on the premature release of confidential information.
Information technology security threats are increasing in frequency and sophistication. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
Currency conversion risk could have a material impact on our reported results of business operations.
Our operating results are presented in U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar against other currencies in which we conduct business could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars.
Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, including countries utilizing the Euro, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins related to sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.
Similarly, increased or decreased strength of the currencies of non-U.S. countries in which we manufacture will have a comparable effect against the currencies of other jurisdictions in which we sell. For example, our Radiodetection business manufactures a number of detection instruments in the United Kingdom and sells to customers in other countries, therefore increased strength of the British pound sterling will increase the effective price of these products sold in British pound sterling into other countries; and decreased strength of British pound sterling could have a material adverse effect on the cost of materials and products purchased outside of the United Kingdom.
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
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Periodically, claims, complaints and proceedings arising other than in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (e.g. patent infringement and disputes with subsidiary shareholder(s)). From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
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
See “MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities” and Note 13 to our consolidated financial statements for further discussion.
Governmental laws and regulations could negatively affect our business.
Changes in laws and regulations to which we are or may become subject could have a significant negative impact on our business. In addition, we could face material costs and risks if it is determined that we have failed to comply with relevant law and regulation. We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business; the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business; and the California Transparency in Supply Chain Act and similar laws and regulations, which relate to human trafficking and anti-slavery and impose new compliance requirements on our businesses and their suppliers. While our policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other of our activities, which could have a material adverse impact on our results of operations and financial condition.
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
Changes in tax laws and regulations or other factors could cause our effective income tax rate to increase, potentially reducing our net income and adversely affecting our cash flows.
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
Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations, including those that may be enacted as a result of the OECD Base Erosion and Profit Shifting project. Additionally, comprehensive U.S. tax reform has been publically stated to be a priority for the U.S. Congress. Changes in U.S. tax laws, if adopted, or changes in tax law interpretation could, depending on the nature of the changes, adversely affect our effective tax rates and our results. Any such changes in tax laws or regulations could impose new restrictions, costs or prohibitions on existing practices as well as reduce our net income and adversely affect our cash flows.
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
At December 31, 2016, we had $356.2 in total indebtedness. On that same date, we had $313.9 of available borrowing capacity under our revolving credit facilities, after giving effect to $36.1 reserved for outstanding letters of credit, and $39.9 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2016, we had $98.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $201.4 reserved for outstanding letters of credit. At December 31, 2016, our cash and equivalents balance was $99.6. See MD&A and Note 11 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Our senior credit facilities and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 11 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	Adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and other intangibles;

•	Diversion of management attention from core business operations;

•	Integration of technology, operations, personnel and financial and other systems;

•	Increased expenses;

•	Increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;

•	Assumption of known and unknown liabilities and exposure to litigation;

•	Increased levels of debt or dilution to existing stockholders; and

•	Potential disputes with the sellers of acquired businesses, technology, services or products.
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
Dispositions or liabilities retained in connection with dispositions could negatively affect us.
Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. In addition, we have agreed to retain certain liabilities in connection with the disposition of certain businesses, including the Balcke Dürr business. These liabilities may be significant and could negatively impact our business.
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions. See “Business,” “MD&A - Results of Discontinued Operations,” and Note 4 to our consolidated financial statements for the status of our divestitures.
Difficulties presented by economic, political, legal, accounting and business factors could negatively affect our business.
In 2016, approximately 84% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:

•
Government embargoes or foreign trade restrictions such as anti-dumping duties, as well as the imposition of trade sanctions by the United States against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into or exported from the United States or reduce our sales and harm our business;

•	Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;

•	Transportation and shipping expenses add cost to our products;

•	Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

•	Environmental and other laws and regulations could increase our costs or limit our ability to run our business; and

•	Our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise.
Any of the above factors or other factors affecting the movement of people and products into and from various countries to North America could have a significant negative effect on our operations. In addition, our concentration on U.S. business may make it difficult to enter new markets, making it more difficult for our businesses to grow.
Our non-U.S. revenues and operations expose us to numerous risks that may negatively impact our business.
To the extent we generate revenues outside of the United States, non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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

•	Local customers may have a preference for locally-produced products;

•	Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;

•
Regulatory or political systems or barriers may make it difficult or impossible to enter or remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;

•
Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, nationalization of private enterprises, or unexpected changes relating to currency could adversely impact our revenues and operations;

•
The United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”) has contributed to, and may continue to contribute to, European economic, market and regulatory uncertainty and could adversely affect European or worldwide economic, market, regulatory, or political conditions;

•	Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;

•	Transportation and shipping expenses add cost to our products;

•	Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

•	Local, regional or worldwide hostilities could impact our operations; and

•	Distance and language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services.
Any of the above factors or other factors affecting social and economic activity in the United Kingdom, China, and South Africa or affecting the movement of people and products into and from these countries to our major markets, could have a significant negative effect on our operations.
Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2016, we had the ability to issue up to an additional 2.097 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012, 2015 and 2017, and our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2016, we had goodwill and other intangible assets, net, of $458.3. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We believe the development of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to continually develop and introduce high-quality, technologically advanced and cost-effective products on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage.
Our current and planned products may contain defects or errors that are detected only after delivery to customers. If that occurs, our reputation may be harmed and we may face additional costs.
We cannot assure you that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to any of our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.
Changes in key estimates and assumptions related to our defined benefit pension and postretirement plans, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2016, our net liability to these plans was $195.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Policies and Use of Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
At December 31, 2016, we had over 5,000 employees. Six domestic collective bargaining agreements covered approximately 1,050 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our stockholders consider favorable.
Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a staggered board of directors; a prohibition on stockholder action by written consent; a requirement that special stockholder meetings be called only by our Chairman, President or Board; advance notice requirements for stockholder proposals and nominations; limitations on stockholders’ ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial stockholders; the authority of our Board to issue, without stockholder approval, preferred stock with terms determined in its discretion; and limitations on stockholders’ ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested stockholder” (each as defined in Section 203) for at least three years after the time the person became an interested stockholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our stockholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.
Risks Related to our Spin-Off of SPX FLOW
The Spin-Off of SPX FLOW could result in substantial tax liability to us and our stockholders.
In connection with the Spin-Off of SPX FLOW we received opinions of tax counsel satisfactory to us as to the tax-free treatment of the Spin-Off and certain related transactions. However, if the factual assumptions or representations upon which the opinions are based are inaccurate or incomplete in any material respect, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the Internal Revenue Service (“IRS”) or the courts. Accordingly, the IRS may challenge the conclusions set forth in the opinions and any such challenge could prevail. If, notwithstanding the opinions, the Spin-Off or a related transaction is determined to be taxable, we could be subject to a substantial tax liability. In addition, if the Spin-Off is determined to be taxable, each holder of our common stock who received shares of SPX FLOW would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares received.
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
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, SPX FLOW or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off.
The distribution of SPX FLOW common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Although we believe that we and SPX FLOW were each solvent at the time of the Spin-Off (including immediately after the distribution of shares of SPX FLOW common stock), that we are able to repay our debts as they mature and have sufficient capital to carry on our businesses, and that the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL, we cannot assure you that a court would reach the same conclusions in determining whether SPX FLOW or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to our stockholders.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties related to continuing operations as of December 31, 2016:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	7 U.S. states and 2 foreign countries	9	0.6	1.2
Detection and Measurement reportable segment	4 U.S. states and 1 foreign country	5	0.2	0.2
Engineered Solutions reportable segment	12 U.S. states and 1 foreign country	14	2.2	0.4
Total		28	3.0	1.8
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
See “Risk Factors,” “MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities,” and Note 13 to our consolidated financial statements for further discussion of legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

P A R T    I I
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “SPXC.”
Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2016 and 2015, together with dividend information. The share prices presented for all periods prior to the Spin-Off have been adjusted using the conversion ratio as of the Distribution Date. The dividend information reflects actual dividends declared for the respective periods.

	High	Low	Dividends Declared Per Share
2016:
4th Quarter	$25.95	$15.49	$—
3rd Quarter	20.55	14.05	—
2nd Quarter	17.33	14.00	—
1st Quarter	15.52	7.62	—

	High	Low	Dividends Declared Per Share
2015:
4th Quarter	$12.98	$8.22	$—
3rd Quarter	18.22	11.82	—
2nd Quarter	21.50	17.29	0.375
1st Quarter	22.45	19.59	0.375
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015 and do not expect to resume dividend payments for the foreseeable future. Any dividends that may be paid in future periods, including amount, declaration date, record and payment date, will be at the discretion of our Board of Directors and will depend on, among other things, financial performance and ongoing capital needs, our ability to declare and pay dividends, and other factors deemed relevant.
There were no repurchases of common stock during the three months ended December 31, 2016. The number of shareholders of record of our common stock as of February 17, 2017 was 3,283.
Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2011 and the reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
SPX Corporation	$100.00	$118.10	$169.72	$148.65	$62.27	$158.30
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
S&P 1500 Industrials	100.00	116.46	164.43	178.37	173.53	208.94
S&P 600	100.00	114.81	160.34	167.46	161.83	201.88

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Summary of Operations
Revenues (1)	$1,472.3	$1,559.0	$1,694.4	$1,715.1	$1,745.8
Operating income (loss) (1)(2)(3)(4)(12)	55.0	(122.2)	(185.3)	32.9	(419.8)
Other income (expense), net (5)(6)	(0.3)	(10.0)	490.0	38.4	56.3
Interest expense, net	(14.0)	(20.7)	(20.1)	(62.7)	(65.7)
Loss on early extinguishment of debt (7)	(1.3)	(1.4)	(32.5)	—	—
Income (loss) from continuing operations before income taxes	39.4	(154.3)	252.1	8.6	(429.2)
Income tax (provision) benefit (8)	(9.1)	2.7	(137.5)	13.2	60.9
Income (loss) from continuing operations	30.3	(151.6)	114.6	21.8	(368.3)
Income (loss) from discontinued operations, net of tax (9)	(97.9)	34.6	269.3	190.5	550.8
Net income (loss)	(67.6)	(117.0)	383.9	212.3	182.5
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	(34.3)	(9.5)	2.4	2.8
Net income (loss) attributable to SPX Corporation common shareholders	(67.2)	(82.7)	393.4	209.9	179.7
Adjustment related to redeemable noncontrolling interests (10)	(18.1)	—	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interests	$(85.3)	$(82.7)	$393.4	$209.9	$179.7
Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$0.30	$(2.90)	$2.98	$0.46	$(7.38)
Income (loss) from discontinued operations	(2.35)	0.87	6.30	4.16	10.97
Net income (loss) per share	$(2.05)	$(2.03)	$9.28	$4.62	$3.59
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$0.30	$(2.90)	$2.94	$0.46	$(7.38)
Income (loss) from discontinued operations	(2.32)	0.87	6.20	4.10	10.97
Net income (loss) per share	$(2.02)	$(2.03)	$9.14	$4.56	$3.59
Dividends declared per share (11)	$—	$0.75	$1.50	$1.00	$1.00
Other financial data:
Total assets	$1,912.5	$2,179.3	$5,894.3	$6,851.7	$7,128.0
Total debt	356.2	371.8	733.1	1,057.6	1,062.0
Other long-term obligations	921.1	851.6	861.8	930.8	994.1
SPX shareholders’ equity	191.6	345.4	1,808.7	2,153.3	2,219.8
Noncontrolling interests	—	(37.1)	3.2	14.0	11.3
Capital expenditures	11.7	16.0	19.3	31.4	50.7
Depreciation and amortization	26.5	37.0	40.6	42.7	40.1
___________________________________________________________________

(1)
During 2015 and 2014, we made revisions to expected revenues and profits on our large power projects in South Africa. These revisions resulted in a reduction of revenue and operating income of $57.2 and $95.0 in 2015 and a reduction in revenue and operating profit of $25.0 in 2014. See Notes 5 and 13 to our consolidated financial statements for additional details.

(2)
During 2016, 2015, 2014, 2013 and 2012, we recognized income (expense) related to changes in the fair value of plan assets, actuarial gains (losses), settlement gains (losses) and curtailment gains of $(12.0), $(15.9), $(95.0), $3.5 and $(140.3), respectively, associated with our pension and postretirement benefit plans.

(3)	During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our SPX Heat Transfer (“Heat Transfer”) business.

During 2014, we recorded an impairment charge of $10.9 related to the trademarks of our Heat Transfer business. In addition, during the fourth quarter of 2014, we recorded an impairment charge of $18.0 related to our former dry cooling business’s investment in a joint venture with Shanghai Electric Group Co., Ltd.
During 2012, we recorded impairment charges of $281.4 associated with the goodwill $(270.4) and other long-term assets $(11.0) of our Cooling Systems business. In addition, we recorded impairment charges totaling $4.5 related to trademarks for two businesses within our Engineered Solutions and HVAC reportable segments.
See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with goodwill and other long-term assets.

(4)	During 2016, we sold our dry cooling business, resulting in a pre-tax gain of $18.4.

(5)
During 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2. Accordingly, we recognized no equity earnings from this joint venture after 2013. Our equity earnings from this investment totaled $41.9 and $39.0 in 2013 and 2012, respectively.

(6)
During 2016, 2015, 2014, 2013 and 2012, we recognized gains (losses) of $(2.4), $(8.6), $(2.6), $1.6 and $7.6, respectively, associated with foreign currency transactions, foreign currency forward contracts, and currency forward embedded derivatives.

During 2016, 2015, 2014, 2013 and 2012, we recorded charges of $4.2, $8.0, $3.1, $0.0, and $0.0 respectively, associated with asbestos product liability matters.
During 2012, we recorded a pre-tax gain of $20.5 associated with the deconsolidation of our dry cooling business in China.

(7)
During the third quarter of 2016, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $125.0 and $75.0, respectively. In connection with the reduction of our foreign credit instrument facility commitments, we recorded a charge of $1.3 to “Loss on early extinguishment of debt” during 2016 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $200.0.

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

(8)
During 2016, our income tax provision was impacted by $0.3 of income taxes that were provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business, $2.4 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and $13.7 of foreign losses generated during the year for which no tax benefit was recognized, as future realization of such tax benefit is considered unlikely.

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
During 2014, our income tax provision was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS, income tax charges of $33.8 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, and $11.4 of income tax charges related to the repatriation of certain earnings of our non-U.S. subsidiaries. In addition, our income tax provision was impacted unfavorably by a low effective tax rate on foreign losses. The impact of these items was partially offset by the following income tax benefits: (i) $16.2 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.
During 2013, our income tax benefit was favorably impacted by the following benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets; (ii) $4.1 related to various audit settlements and statute expirations; and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.
During 2012, our income tax provision was impacted by an income tax benefit of $26.3 associated with the $281.4 impairment charge recorded for our Cooling Systems business, as the majority of the goodwill for the Cooling Systems business has no basis for income tax purposes. Additionally, the 2012 income tax provision was negatively impacted by (i) taxes provided of $9.4 on foreign dividends and undistributed earnings that were no longer considered to be indefinitely reinvested; (ii) incremental tax expense of $6.1 associated with the deconsolidation of our dry cooling business in China, as the goodwill allocated to the transaction was not deductible for income tax purposes; and (iii) valuation allowances that were recorded against deferred income tax assets during the year of $5.4.

(9)	During 2016, we completed the sale of Balcke Dürr, resulting in a net loss of $78.6.
During 2015, we completed the Spin-Off of SPX FLOW. The operating results of SPX FLOW are presented within discontinued operations for all periods presented.
During 2014, we sold our TPS, Precision Components, and Fenn businesses, resulting in an aggregate gain of $14.4.
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

(10)
In connection with our noncontrolling interest in our South African subsidiary, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the put option in our calculations of basic and diluted earnings per share for the year ended December 31, 2016. See Note 13 to our consolidated financial statements for additional details regarding the put option and this adjustment.

(11)	In connection with the Spin-Off, we discontinued dividend payments immediately following the dividend payment for the second quarter of 2015.

(12)
During 2015, 2014, 2013, and 2012 there was a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off and did not meet the requirements to be presented within discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Executive Overview
Spin-Off of SPX FLOW
On September 26, 2015, we completed the Spin-Off of SPX FLOW. The results of SPX FLOW are reflected as a discontinued operation for all periods presented. See Notes 1 and 4 to our consolidated financial statements for additional details on the Spin-Off.
Shift Away from the Power Generation Markets
In recent years, our businesses serving the power generation markets have experienced significant declines in revenue and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that recovery within the power generation markets was unlikely for the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the HVAC and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have been reducing our exposure to the power generation markets as indicated by the disposals summarized below:
Dry Cooling Business:

•
On November 20, 2015, we entered into an agreement for the sale of our dry cooling business, a business that provides dry cooling products to the global power generation markets, to Paharpur Cooling Towers Limited (“Paharpur”).

•	On March 30, 2016, we completed the sale for cash proceeds of $47.6 (net of cash transferred with the business of $3.0).

•	In connection with the sale, we recorded a pre-tax gain of $18.4.

•	The gain includes a reclassification from “Equity” of other comprehensive income of $40.4 related to foreign currency translation.
Balcke Dürr:

•
On November 22, 2016, we entered into an agreement for the sale of Balcke Dürr, a business that provides heat exchangers and other related components primarily to the European and Asian power generation markets, to a subsidiary of mutares AG (the “Buyer”).

•	On December 30, 2016, we completed the sale for cash proceeds of less than $0.1.

•	We left $21.1 of cash in Balcke Dürr at the time of sale and provided the Buyer a non-interest bearing loan of $9.1, payable in installments at the end of 2018 and 2019.

•
The related agreement provides that existing parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022.

•
Balcke Dürr, the Buyer, and the Buyer’s parent company have provided certain indemnifications in the event that any of these guarantees or bonds are called. See Notes 2, 4 and 15 to our consolidated financial statements for additional details on the guarantees, bonds, and related indemnifications.

•	The results of Balcke Dürr are presented as a discontinued operation for all periods presented. See Notes 1 and 4 to our consolidated financial statements for additional details.

•	In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for 2016.

•
The net loss includes a charge of $5.1 associated with the estimated fair value of the parent company guarantees and the bank and surety bonds, after consideration of the indemnifications provided in the event any of these guarantees or bonds are called.

Change to the Name of Our Power Reportable Segment
In recognition of these dispositions and the resulting shift away from the power generation markets, we changed the name of our Power reportable segment to “Engineered Solutions,” effective in the fourth quarter of 2016.
Summary of Operating Results
Revenues for 2016 decreased $86.7 (or 5.6%), compared to 2015, primarily as a result of the impact of the sale of the dry cooling business, a decline in organic revenue, and, to a lesser extent, a stronger U.S. dollar in 2016. These decreases were offset partially by the impact of a reduction in revenues of $57.2 during the third quarter of 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. The decline in organic revenues was due primarily to lower sales by our power generation businesses. See “Results of Reportable Segments” for additional details.
During 2016, we generated operating income of $55.0, compared to an operating loss of $122.2 in 2015. Operating income (loss) for 2016 and 2015 was impacted by the following:
2016:

•	The aforementioned gain of $18.4 on the sale of the dry cooling business.

•	Impairment charges of $30.1 associated with the intangible assets of our Heat Transfer business. See Note 8 to our consolidated financial statements for additional details.
2015:

•	A reduction in operating income of $95.0 associated with a third quarter 2015 revision to our estimates of expected revenues and profits on our large power projects in South Africa.

•	A significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.
In addition, operating results for 2016 and 2015 were impacted by net charges of $15.4 and $18.6, respectively, associated with our pension and postretirement plans, with the largest portion of the charges resulting from actuarial losses recorded during each of the years. See Note 9 to our consolidated financial statements for additional details.
Operating cash flows from continuing operations totaled $53.4 in 2016, compared to cash flows used in continuing operations during 2015 of $76.0. The increase in operating cash flows was primarily due to the fact that cash flows used in operating activities for 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during 2016. In addition, operating cash flows associated with our businesses increased during 2016, compared to 2015, primarily as a result of the timing of cash receipts on certain long-term projects.
Results of Continuing Operations
Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, our heating and ventilation business tends to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the revenue reduction that resulted from the third quarter 2015 and fourth quarter 2014 revisions to the expected revenues and profits on our large power projects in South Africa of $57.2 and $25.0, respectively. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the years ended December 31, 2016, 2015, and 2014, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,			2016 vs	2015 vs
	2016	2015	2014	2015%	2014%
Revenues	$1,472.3	$1,559.0	$1,694.4	(5.6)%	(8.0)%
Gross profit	375.8	275.9	366.4	36.2	(24.7)
% of revenues	25.5%	17.7%	21.6%
Selling, general and administrative expense	301.0	387.8	511.2	(22.4)	(24.1)
% of revenues	20.4%	24.9%	30.2%
Intangible amortization	2.8	5.2	5.7	(46.2)	(8.8)
Impairment of intangible and other long-term assets	30.1	—	28.9	*	*
Special charges, net	5.3	5.1	5.9	3.9	(13.6)
Gain on sale of dry cooling business	18.4	—	—	*	*
Other income (expense), net	(0.3)	(10.0)	490.0	*	*
Interest expense, net	(14.0)	(20.7)	(20.1)	(32.4)	3.0
Loss on early extinguishment of debt	(1.3)	(1.4)	(32.5)	(7.1)	(95.7)
Income (loss) from continuing operations before income taxes	39.4	(154.3)	252.1	*	*
Income tax (provision) benefit	(9.1)	2.7	(137.5)	*	*
Income (loss) from continuing operations	30.3	(151.6)	114.6	*	*
Components of consolidated revenue decline:
Organic				(3.3)	(3.7)
Foreign currency				(1.9)	(2.4)
Sale of dry cooling business				(4.1)	—
South Africa revenue revision				3.7	(1.9)
Net revenue decline				(5.6)	(8.0)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2016, the decrease in revenues, compared to 2015, was due to the impact of the sale of the dry cooling business, a decline in organic revenue, and, to a lesser extent, a stronger U.S. dollar in 2016. These decreases were offset partially by the impact of a reduction in revenues of $57.2 during the third quarter of 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. The decline in organic revenues was due primarily to lower sales by the power generation businesses within our Engineered Solutions reportable segment. See “Results of Reportable Segments” for additional details.
For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue, the strengthening of the U.S. dollar, and a net reduction in revenues associated with our large power projects in South Africa. The decline in organic revenue was due primarily to lower sales by the power generation businesses within our Engineered Solutions reportable segment. As mentioned above, we recorded a reduction in revenues of $57.2 during the third quarter of 2015 associated with our large power projects in South Africa. During 2014, we recorded a $25.0 reduction to revenues related to these same projects. See “Results of Reportable Segments” for additional details.
Gross Profit — For 2016, the increase in gross profit and gross profit as a percentage of revenues, compared to 2015, was due primarily to a reduction in gross profit of $95.0 during the third quarter of 2015 associated with a revision to the expected revenues and profits of our large power projects in South Africa. In addition, during 2016, gross profit and gross profit as a percentage of revenues were impacted favorably by cost reductions and improved operating efficiency at the businesses within our HVAC reportable segment and our power transformer business.
The decrease in gross profit and gross profit as a percentage of revenue in 2015, compared to 2014, was primarily due to the $95.0 reduction in gross profit associated with our large power projects in South Africa.
Selling, General and Administrative (“SG&A”) Expense — For 2016, the decrease in SG&A expense, compared to 2015, was due primarily to declines in corporate expense of $61.7, pension and postretirement expense of $3.2, and long-term incentive compensation expense of $20.2. See “Results of Reportable Segments” for additional details on corporate expense, pension and postretirement expense, and long-term incentive compensation expense.
For 2015, the decrease in SG&A expense, compared to 2014, was due primarily to a decline in pension and postretirement expense of $85.6 (an overall decrease in pension and postretirement expense of $86.3, with $0.7 included in “Cost of products sold”) and, to a lesser extent, a decline in corporate expense of $30.5, a decrease in incentive compensation, and the impact of currency translation. The decrease in pension and postretirement expense in 2015 was due to a decrease in actuarial losses during the year. See “Results of Reportable Segments” for additional details on corporate expense and pension and postretirement expenses. The decrease in incentive compensation was due to lower profitability in 2015.
Intangible Amortization — For 2016, the decline in intangible amortization, compared to 2015, was primarily the result of (i) discontinuing amortization on the long-term assets of our dry cooling business in connection with classifying the business’s assets and liabilities as “held for sale,” effective December 31, 2015, and (ii) the impact of the $23.9 impairment charge recorded in the fourth quarter of 2016 associated with our Heat Transfer business’s definite-lived intangible assets. See Note 8 to our consolidated financial statements for additional details on the impairment charge recorded for the definite-lived intangible assets of our Heat Transfer business.
For 2015, the decrease in intangible amortization, compared to 2014, was due to the impact of foreign currency translation resulting from a stronger U.S. dollar during 2015.
Impairment of Intangible and Other Long-Term Assets — During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business, which included $23.9 for definite-lived intangible assets and $6.2 for indefinite-lived intangible assets.
During 2014, we recorded an impairment charge of $10.9 related to the indefinite-lived intangible assets of our Heat Transfer business. In addition, we recorded an impairment charge of $18.0 related to our dry cooling business’s investment in a joint venture with Shanghai Electric Group Co., LTD.
See Note 8 to our consolidated financial statements for further discussion of impairment charges.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2016, 2015 and 2014. The components of special charges, net, were as follows:

	Year ended December 31,
	2016	2015	2014
Employee termination costs	$1.7	$4.5	$5.3
Facility consolidation costs	—	0.2	0.3
Other cash costs, net	—	0.1	0.3
Non-cash asset write-downs	3.6	0.3	—
Total	$5.3	$5.1	$5.9

Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business resulting in a gain of $18.4. See Notes 1 and 4 to our consolidated financial statements for additional details.
Other Income (Expense), Net — Other expense, net, for 2016 was composed primarily of charges of $4.2 associated with asbestos product liability matters, losses on foreign currency forward contracts (“FX forward contracts”) of $5.1, and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $1.2. These amounts were offset partially by foreign currency transaction gains of $3.9, income from company-owned life insurance policies of $2.8, equity earnings in joint ventures of $1.5, income associated with transition services provided in connection with the sale of the dry cooling business of $0.9, and gains on asset sales of $0.9.
Other expense, net, for 2015 was composed primarily of charges of $8.0 associated with asbestos product liability matters, foreign currency transaction losses of $7.4, losses on foreign currency forward contracts of $7.7, partially offset by gains of $6.5 on currency forward embedded derivatives, a gain of $3.8 related to death benefits on life insurance contracts, and equity earnings in joint ventures of $1.5.
Other income, net, for 2014 was composed primarily of the gain on sale of our interest in EGS of $491.2 and, to a much lesser extent, investment earnings of $2.7, gains on FX embedded derivatives of $3.1, equity earnings in joint ventures of $1.6, and foreign currency transaction gains of $0.1, partially offset by losses on FX forward contracts of $5.8.
Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2016, compared to 2015, was primarily the result of a decline in interest expense due to lower average debt balances during 2016.
The increase in interest expense, net, during 2015, compared to 2014, was primarily a result of a decrease in interest income during 2015 due to the lower average cash balances during the year, partially offset by the impact of refinancing our senior credit facilities during the third quarter of 2015 in preparation for the Spin-Off, which resulted in a decrease in our outstanding term loan and our average outstanding borrowings on our revolving credit facilities.
Loss on Early Extinguishment of Debt — During the third quarter of 2016, we reduced the issuance capacity under our foreign credit facilities by $200.0. In connection with such reduction, we recorded a charge of $1.3 associated with the write-off of the unamortized deferred financing fees related to the $200.0 of previously available issuance capacity.
In the third quarter of 2015, we refinanced our senior credit facilities in connection with the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 during 2015, which consisted of the write-off of unamortized deferred financing fees related to our prior senior credit facilities.
In the first quarter of 2014, we completed the redemption of all our 7.625% senior notes for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 during 2014, which consisted of the premium paid of $30.6, the write-off of unamortized deferred financing fees of $1.0, and other costs to redeem the notes of $0.9.
Income Taxes — During 2016, we recorded an income tax provision of $9.1 on $39.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 23.1%. The most significant items impacting the effective tax rate for 2016 were the $0.3 of income taxes provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business, $13.7 of foreign losses generated during the period for which no tax benefit was recognized as future realization of any such tax benefit is considered unlikely, and $2.4 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
During 2015, we recorded an income tax benefit of $2.7 on $154.3 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 1.7%. The most significant item impacting the effective tax rate for 2015 was the effects of approximately $139.0 of pre-tax losses generated during the year (the majority of which relate to our large power projects in South Africa) for which no tax benefit was recognized, as future realization of such tax benefit is considered unlikely. In addition, we incurred foreign tax charges of $3.7 related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off and $3.4 of net charges related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
During 2014, we recorded an income tax provision of $137.5 on $252.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 54.5%. The effective tax rate for 2014 was impacted by the U.S. income taxes provided in connection with the $491.2 gain on the sale of our interest in EGS, tax charges of $33.8 related to net increases in valuation allowances recorded against certain foreign deferred income tax assets, $11.4 of income tax charges related to the repatriation of certain earnings of our non-U.S. subsidiaries, and a low effective tax rate on foreign losses, partially offset by (i) $16.2 of tax benefits related to various audit settlements, statute expirations and other adjustments to liabilities for uncertain tax positions, with the most notable being the closure of our U.S. tax examination for the years 2008 through 2011, and (ii) $6.4 of tax benefits related to a loss on an investment in a foreign subsidiary.
Results of Discontinued Operations
Sale of Balcke Dürr Business
As indicated in Note 1 to our consolidated financial statements, we completed the sale of Balcke Dürr on December 30, 2016 for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale and provided the Buyer with a non-interest bearing loan of $9.1, payable in installments due at the end of 2018 and 2019. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for 2016.
The results of Balcke Dürr are presented as a discontinued operation for all periods presented. Major classes of line items constituting pre-tax income (loss) and after-tax income (loss) of Balcke Dürr for the years ended December 31, 2016, 2015 and 2014 are shown below:

	Year ended December 31,
	2016	2015	2014
Revenues	$153.4	$160.3	$258.3
Costs and expenses:
Costs of products sold	144.2	143.8	198.5
Selling, general and administrative	31.4	37.9	50.6
Impairment of goodwill	—	13.7	—
Special charges (credits), net	(1.3)	12.7	3.4
Other expense, net	(0.2)	(0.9)	(2.1)
Income (loss) before taxes	(21.1)	(48.7)	3.7
Income tax (provision) benefit	4.5	9.1	(2.2)
Income (loss) from discontinued operations	$(16.6)	$(39.6)	$1.5
The assets and liabilities of Balcke Dürr have been reclassified to assets and liabilities of discontinued operations as of December 31, 2015. The major classes of Balcke Dürr’s assets and liabilities as of December 31, 2015 are shown below:

ASSETS:
Cash and equivalents	$4.2
Accounts receivable, net	61.9
Inventories, net	9.4
Other current assets	8.7
Assets of discontinued operations - current	84.2
Property, plant and equipment, net	14.2
Other assets (includes $19.6 of “Deferred and other income taxes”)	21.6
Assets of discontinued operations - non current	35.8
Total assets - discontinued operations	$120.0

LIABILITIES:
Accounts payable	$19.9
Accrued expenses	53.9
Income taxes payable	0.1
Liabilities of discontinued operations - current	73.9
Liabilities of discontinued operations - non current (includes $15.5 of “Deferred and other income taxes”)	24.0
Total liabilities - discontinued operations	$97.9
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2016	2015	2014
Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0	$2.2	$2.8
Impairment of goodwill	—	13.7	—
Capital expenditures	0.7	1.9	1.1
Spin-Off of SPX FLOW
As indicated in Note 1 to our consolidated financial statements, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are reflected as a discontinued operation within our consolidated financial statements for all periods presented. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the years ended December 31, 2015 (1) and 2014 are shown below:

	Year ended December 31,
	2015 (1)	2014
Revenues	$1,775.1	$2,768.4
Costs and expenses:
Costs of products sold	1,179.3	1,831.0
Selling, general and administrative (2)	368.2	507.8
Intangible amortization	17.7	26.1
Impairment of intangible assets	15.0	11.7
Special charges	41.2	13.8
Other income (expense), net (3)	1.3	(1.9)
Interest expense, net	(32.6)	(41.1)
Income before taxes	122.4	335.0
Income tax provision	(43.0)	(75.5)
Income from discontinued operations	79.4	259.5
Less: Net loss attributable to noncontrolling interest	(0.9)	(2.2)
Income from discontinued operations attributable to common shareholders	$80.3	$261.7

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

The following table presents selected financial information for SPX FLOW that is included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2015 (1)	2014
Non-cash items included in income from discontinued operations, net of tax
Depreciation and amortization	$44.3	$65.8
Impairment of intangible assets	15.0	11.7
Capital expenditures	43.1	40.7
Payment of capital lease obligation	—	60.8
(1) Represents amounts for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
Other Discontinued Operations Activity
Fenn — Sold for cash consideration of $3.5 during 2014, resulting in a loss, net of taxes, of $0.4.
Precision Components — Sold for cash consideration of $62.6 during 2014, resulting in a loss, net of taxes, of $6.9.
TPS — Sold for cash consideration of $42.5 during 2014, resulting in a gain, net of taxes, of $21.7.
In addition to the businesses discussed above, we recognized net losses of $2.7, $5.2 and $1.1 during 2016, 2015 and 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
The following table presents selected information regarding the results of operations of our businesses included in discontinued operations, other than Balcke Dürr and SPX FLOW, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Revenues	$—	$—	$27.7
Pre-tax loss	—	—	(6.1)
Loss from discontinued operations, net	—	—	(5.0)

For the years ended December 31, 2016, 2015 and 2014, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2016	2015 (1)	2014
Balcke Dürr
Income (loss) from discontinued operations	$(107.0)	$(48.7)	$3.7
Income tax (provision) benefit	11.8	9.1	(2.2)
Income (loss) from discontinued operations, net	(95.2)	(39.6)	1.5

SPX FLOW
Income from discontinued operations	—	122.4	335.0
Income tax provision	—	(43.0)	(75.5)
Income from discontinued operations, net	—	79.4	259.5

All other
Income (loss) from discontinued operations	(3.7)	(8.6)	22.1
Income tax (provision) benefit	1.0	3.4	(13.8)
Income (loss) from discontinued operations, net	(2.7)	(5.2)	8.3

Total
Income (loss) from discontinued operations	(110.7)	65.1	360.8
Income tax (provision) benefit	12.8	(30.5)	(91.5)
Income (loss) from discontinued operations, net	$(97.9)	$34.6	$269.3

(1)
For SPX FLOW, represents financial results through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

Other Dispositions
Sale of Dry Cooling Business
As indicated in Note 1 to our consolidated financial statements, on November 20, 2015, we entered into an agreement for the sale of our dry cooling business. On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds for $47.6 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $18.4.
The assets and liabilities of our dry cooling business are presented as “held for sale” within our consolidated balance sheet as of December 31, 2015. The major classes of assets and liabilities held for sale as of December 31, 2015 are shown below:

Assets:
Accounts receivable, net	$49.2
Inventories, net	12.9
Other current assets	13.9
Property, plant and equipment, net	3.3
Goodwill	10.7
Intangibles, net	8.3
Other assets	8.8
Assets held for sale	$107.1
Liabilities:
Accounts payable	$13.7
Accrued expenses	25.3
Other long-term liabilities	2.3
Liabilities held for sale	$41.3

Sale of Interest in EGS
On January 7, 2014, we completed the sale of our 44.5% interest in EGS for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income (expense), net” during 2014. Prior to sale, we accounted for our investment in EGS under the equity method.
Results of Reportable Segments
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 5 to our consolidated financial statements for a description of each of our reportable segments.
Non-GAAP Measures — Throughout the following discussion of reportable segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations — Non-GAAP Measures.”
HVAC Reportable Segment

	Year Ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$509.5	$529.1	$535.7	(3.7)	(1.2)
Income	80.2	80.2	69.4	—	15.6
% of revenues	15.7%	15.2%	13.0%
Components of revenue decline:
Organic				(2.4)	(0.7)
Foreign currency				(1.3)	(0.5)
Net revenue decline				(3.7)	(1.2)
Revenues — For 2016, the decrease in revenues, compared to 2015, was due to a decline in organic revenue and, to a lesser extent, the impact of a stronger U.S. dollar during 2016. The organic revenue decline primarily was the result of lower sales by the segment’s heating and ventilation products businesses.
For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue and, to a lesser extent, a stronger U.S. dollar during 2015. The organic revenue decline was due to lower sales within the segment’s heating and ventilation products businesses, partially offset by an increase in sales of cooling products, including a project in the U.S. that contributed $7.3 of revenues during 2015.
Income — For 2016, margin increased, compared to 2015, primarily as a result of improved operating efficiency and a more profitable sales mix within the segment’s heating and ventilation products businesses.
For 2015, income and margin increased, compared to 2014, primarily as a result of (i) improved operating efficiency within the segment’s heating and ventilation products businesses and (ii) a more profitable sales mix associated within the segment’s cooling products business.
Backlog — The segment had backlog of $28.3 and $31.1 as of December 31, 2016 and 2015, respectively. Approximately 99% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.

Detection and Measurement Reportable Segment

	Year Ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$226.4	$232.3	$244.4	(2.5)	(5.0)
Income	45.3	46.0	55.2	(1.5)	(16.7)
% of revenues	20.0%	19.8%	22.6%
Components of revenue decline:
Organic				(0.3)	(2.5)
Foreign currency				(2.2)	(2.5)
Net revenue decline				(2.5)	(5.0)
Revenues — For 2016, the decrease in revenues, compared to 2015, was due to a stronger U.S. dollar in 2016 and, to a lesser extent, a decline in organic revenue. The decline in organic revenue was due primarily to a decrease in sales of communication technologies products, generally offset by increases in sales of bus fare collection systems and specialty lighting products.
For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue and a stronger U.S. dollar in 2015. The organic revenue decline was due to lower sales of bus fare collection systems and specialty lighting products, partially offset by increased sales of underground pipe and cable locators and inspection equipment.
Income — For 2016, the decrease in income, compared to 2015, was primarily due to the revenue declines noted above.
For 2015, income and margin decreased, compared to 2014, primarily as a result of (i) the revenue decline noted above and (ii) a less profitable mix associated with sales of communication technology equipment, underground pipe and cable locators, and inspection equipment.
Backlog — The segment had backlog of $53.6 and $36.9 as of December 31, 2016 and 2015, respectively. Approximately 70% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.
Engineered Solutions Reportable Segment

	Year Ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$736.4	$797.6	$914.3	(7.7)	(12.8)
Income (loss)	17.3	(87.4)	(3.6)	*	*
% of revenues	2.3%	(11.0)%	(0.4)%
Components of revenue decline:
Organic				(4.5)	(5.8)
Foreign currency				(2.3)	(3.5)
Sale of dry cooling business				(8.1)	—
South Africa revenue revision				7.2	(3.5)
Net revenue decline				(7.7)	(12.8)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2016, the decrease in revenues, compared to 2015, was due primarily to the impact of the sale of the dry cooling business, a decline in organic revenue, and, to a lesser extent, the impact of a stronger U.S. dollar in 2016, partially offset by the impact of a reduction in revenues of $57.2 during the third quarter of 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. The decline in organic revenues was due primarily to lower sales of power generation equipment.
For 2015, the decrease in revenues, compared to 2014, was due to a decline in organic revenue, the impact of a stronger U.S. dollar during 2015, and a net reduction in revenues associated with the segment’s large power projects in South Africa. The decline in organic revenue was due primarily to lower sales of power generation equipment and, to a lesser extent, power transformers. As mentioned above, the segment recorded a reduction in revenues of $57.2 during the third quarter of 2015 associated with the segment’s large power projects in South Africa. During 2014, the segment recorded a $25.0 reduction to revenues related to these same projects.
Income — For 2016, the increase in profit and margin, compared to 2015, was due primarily to the fact that the segment’s results for 2015 included a reduction in profit of $95.0 during the third quarter of 2015 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. During 2016, income and margin for the segment’s power transformer business increased as a result of improved operating efficiency. However, these increases were offset partially by lower profitability within certain of the power generation businesses, resulting primarily from the declines in revenue noted above.
For 2015, income and margin decreased, compared to 2014, primarily as a result of the reduction in profits associated with the segment’s large power projects in South Africa and the organic revenue decline, both of which are mentioned above. These declines in income and margin were partially offset by improved profitability within the segment’s power transformer business, with such profit improvement resulting primarily from improved operating efficiency.
Backlog — The segment had backlog of $416.7 and $636.0 as of December 31, 2016 and 2015, respectively. Of the $219.3 year-over-year decline in backlog, $40.0 was attributable to the impact of a stronger U.S. dollar as of December 31, 2016, as compared to December 31, 2015. In addition, the balance at December 31, 2015 included $127.3 of backlog associated with our dry cooling business. Approximately 91% of the segment’s backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.
Corporate Expense and Other Expense

	Year Ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Total consolidated revenues	$1,472.3	$1,559.0	$1,694.4	(5.6)	(8.0)
Corporate expense	41.7	103.4	133.9	(59.7)	(22.8)
% of revenues	2.8%	6.6%	7.9%
Pension and postretirement expense	15.4	18.6	104.9	(17.2)	(82.3)
Long-term incentive compensation expense	13.7	33.9	32.7	(59.6)	3.7
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Prior to the Spin-Off, corporate expense also included costs of our Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the Flow Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off. The decrease in corporate expense in 2016, compared to 2015, and in 2015, compared to 2014, was due primarily to the elimination of costs in connection with the Spin-Off, including the cost of corporate employees who became employees of SPX FLOW. In addition, incentive compensation was lower in 2015, compared to 2014, due to lower profitability in 2015.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decline in pension and postretirement expense in 2016, compared to 2015, was due to a decline in actuarial losses, as actuarial losses in 2016 totaled $12.0 compared to $15.9 in 2015. Actuarial losses for 2016 and 2015 resulted primarily from our fourth quarter re-measurement of our plan’s assets and liabilities, with the resulting charges for the fourth quarter of 2016 and 2015 totaling $10.2 and $9.6, respectively. The fourth quarter 2016 charges resulted primarily from lower discount rates applied to our plans’ projected benefit obligations, while the fourth quarter 2015 charges resulted primarily from lower than expected returns on plan assets. Actuarial losses for 2016 also included charges of $1.8 associated with the second quarter 2016 re-measurement of the assets and liabilities of the SPX U.S. Pension Plan (the “U.S. Plan”) and Supplemental Individual Account Retirement Plan (“SIARP”) in connection with lump-sum payments that were made by these plans during the quarter. Actuarial losses for 2015 also included charges of $11.4 associated with the third quarter 2015 re-measurement of the assets and liabilities of the U.S. Plan and SIARP in connection with an amendment to these plans to freeze all benefits of active non-union participants. This amendment also resulted in a curtailment gain of $5.1 during the third quarter of 2015.
Pension and postretirement expense for 2014 included net actuarial losses of $95.0. The actuarial losses for 2014 included charges of (i) $65.4 resulting from the fourth quarter re-measurement of our plans’ assets and liabilities,

(ii) $19.4 for the lump-sum payment action related to the U.S. Plan during the first quarter of 2014, and (iii) $15.0 related to the premium paid in order to transfer monthly payments to retirees under the SPX U.K. Pension Plan to an insurance company during the fourth quarter of 2014. Pension and postretirement expense for 2014 also included a $4.8 increase to the estimated settlement gain that was recorded during the fourth quarter of 2013 in connection with the transfer of the pension obligation for the retirees of the U.S. Plan to an insurance company.
See Note 9 to our consolidated financial statements for further details on our pension and postretirement plans.
Long-term Incentive Compensation Expense — The decrease in long-term incentive compensation expense in 2016, compared to 2015, was due primarily to the fact that the 2015 amount included $21.6 of costs related to corporate employees who became employees of SPX FLOW at the time of the Spin-Off or retired in connection with the Spin-Off.
The increase in long-term incentive compensation expense for 2015, compared to 2014, was due primarily to additional compensation during 2015 of $2.1 that resulted from a Spin-Off-related modification of certain outstanding restricted stock unit awards.
See Note 14 to our consolidated financial statements for further details on our long-term incentive compensation plans.
Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Continuing operations:
Cash flows from (used in) operating activities	$53.4	$(76.0)	$(326.1)
Cash flows from (used in) investing activities	36.4	(14.0)	554.9
Cash flows used in financing activities	(20.5)	(173.7)	(842.5)
Cash flows from (used in) discontinued operations	(77.8)	(4.6)	414.7
Change in cash and equivalents due to changes in foreign currency exchange rates	6.7	(57.9)	(65.2)
Net change in cash and equivalents	$(1.8)	$(326.2)	$(264.2)
2016 Compared to 2015
Operating Activities — The increase in cash flows from operating activities during 2016, compared to 2015, was due primarily to the fact that cash flows used in operating activities for 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during 2016. In addition, operating cash flows associated with our businesses increased during 2016, compared to 2015, primarily as a result of the timing of cash receipts on certain long-term projects.
Investing Activities — The increase in cash flows from investing activities during 2016, compared to 2015, was due primarily to proceeds from the sale of our dry cooling business of $47.6.
Financing Activities — During 2016, net cash flows used in financing activities primarily related to net repayments of debt of $18.9. During 2015, net cash flows used in financing activities primarily related to the cash dividend to SPX FLOW in connection with the Spin-Off of $208.6 and dividends paid of $45.9, partially offset by net borrowings under our senior credit facilities of $97.0.
Discontinued Operations — Cash flows used in discontinued operations for 2016 related primarily to the operations of our Balcke Dürr business and the cash disposed of in connection with the sale of Balcke Dürr, while cash flows from discontinued operations for 2015 related primarily to the cash flows associated with the FLOW Business.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2016. The decrease in cash and equivalents due to foreign currency exchange rates for 2015 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during the period.
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
Investing Activities — The decrease in cash flows from investing activities during 2015, compared to 2014, was due primarily to the fact that the 2014 amount included proceeds of $574.1 related to the sale of our interest in EGS. Cash flows used in investing activities for 2015 were comprised primarily of capital expenditures of $16.0, while cash flows from investing activities in 2014 were comprised primarily of the proceeds from the sale of our interest in EGS of $574.1, partially offset by capital expenditures of $19.3.
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
Discontinued Operations — Cash flows from discontinued operations for 2015 and 2014 related primarily to the cash flows associated with the FLOW Business and Balcke Dürr. In addition, cash flows from discontinued operations for 2014 included $108.6 of cash proceeds from the sale of our TPS, Precision Components and Fenn businesses. The decrease in cash flows from discontinued operations was due primarily to the fact that the 2015 amount only included cash flows for the FLOW Business through the date of Spin-Off (i.e., September 26, 2015), and the fourth quarter of each year typically is the strongest for our businesses with regard to operating cash flows, as well as the fact that the 2014 amount included the $108.6 of proceeds associated with business dispositions noted above, partially offset by a repayment of a capital lease obligation totaling $60.8 associated with the corporate headquarters facility that was transferred to SPX FLOW in connection with the Spin-Off.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — The decrease in cash and equivalents due to foreign currency exchange rates for 2015 and 2014 reflected primarily a reduction in U.S. dollar equivalent balances of our Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro during those periods.
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2016:

	December 31, 2015	Borrowings	Repayments	Other (4)	December 31, 2016
Revolving loans	$—	$56.2	$(56.2)	$—	$—
Term loans (1)	348.0	—	(8.8)	0.4	339.6
Trade receivables financing arrangement (2)	—	72.0	(72.0)	—	—
Other indebtedness (3)	23.8	33.5	(43.6)	2.9	16.6
Total debt	371.8	$161.7	$(180.6)	$3.3	356.2
Less: short-term debt	22.1				14.8
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$323.5
_____________________________________________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.6 and $2.0 at December 31, 2016 and December 31, 2015, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2016, we had $39.9 of available borrowing capacity under this facility.

(3)
Primarily included capital lease obligations of $1.7 and $1.7, balances under purchase card programs of $3.9 and $4.8, borrowings under a line of credit in South Africa of $10.2 and $0.0, and borrowings under a line of credit in China of $0.0 and $17.3, at December 31, 2016 and 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2016 are $17.9, $18.0, $17.9, $289.0 and $0.2, respectively.
Senior Credit Facilities
In connection with the Spin-Off, we entered into a credit agreement (the “Credit Agreement”), dated September 1, 2015, with a syndicate of lenders that provides for committed senior secured financing in an aggregate amount of $1,000.0, consisting of the following (each with a final maturity of September 24, 2020):

•	A term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $175.0; and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $125.0.
The term loan under the Credit Agreement is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $350.0, of 5.0%, beginning in the third calendar quarter of 2016), with the remaining balance repayable in full on September 24, 2020.
The participation foreign credit instrument facility and the bilateral foreign credit instrument facility originally provided financing of $300.0 and $200.0, respectively. On September 29, 2016, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $125.0 and $75.0, respectively. In connection with the reduction of our foreign credit instrument facility commitments, we recorded a charge of $1.3 to “Loss on early extinguishment of debt” during the third quarter of 2016 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $200.0.
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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.5% at December 31, 2016.
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
The Credit Agreement requires that SPX maintain:

•
A Consolidated Interest Coverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

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
At December 31, 2016, we had $313.9 of available borrowing capacity under our revolving credit facilities after giving effect to $36.1 reserved for outstanding letters of credit. In addition, at December 31, 2016, we had $98.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $201.4 reserved for outstanding letters of credit.
At December 31, 2016, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2016 and 2015, the participating businesses had $3.9 and $4.8, respectively, outstanding under these arrangements.
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
In addition, we maintain line of credit facilities in China, India, and South Africa available to fund operations in these regions, when necessary. At December 31, 2016, the aggregate amount of borrowing capacity under these facilities was $16.1, while the aggregate borrowings outstanding were $11.0.

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
Our derivative financial assets and liabilities include interest rate swap agreements, FX forward contracts, FX embedded derivatives, and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.
As of December 31, 2016, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of December 31, 2016, the aggregate notional amounts of the Swaps was $170.8 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.7. In addition, we have recorded a long-term asset of $1.7 to recognize the fair value of these Swaps.
Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, South African Rand and GBP.
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
We had FX forward contracts with an aggregate notional amount of $8.8 and $111.2 outstanding as of December 31, 2016 and 2015, respectively, with all of the $8.8 scheduled to mature in 2017. We also had FX embedded derivatives with an aggregate notional amount of $0.9 and $99.4 at December 31, 2016 and 2015, respectively, with all of the $0.9 scheduled to mature in 2017. The decline in the notional amount of FX forward contracts and FX embedded derivatives was due primarily to the sale of our dry cooling business. The unrealized gains (losses), net of taxes, recorded in AOCI related to FX forward contracts were $0.0 and $(0.6) as of December 31, 2016 and 2015, respectively. The net loss recorded in “Other income (expense), net” related to FX forward contracts and embedded derivatives totaled $6.3 in 2016, $1.2 in 2015 and $2.7 in 2014.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 4.1 and 4.2 pounds of copper at December 31, 2016 and 2015, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2016 and 2015, the fair value of these contracts was $1.1 (current asset) and $1.7 (current liabilities), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.8 and $(1.2) as of December 31, 2016 and 2015, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2016 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments as of December 31, 2016 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap, foreign currency forward, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2016, we had $37.7 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
During 2015, we declared and paid dividends of $30.9 and $45.9, respectively, while we declared and paid dividends of $63.2 and $59.8, respectively, in 2014. In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015 and do not expect to resume dividend payments for the foreseeable future.
Capital expenditures for 2016 totaled $11.7, compared to $16.0 and $19.3 in 2015 and 2014, respectively. Capital expenditures in 2016 related primarily to upgrades to manufacturing facilities, including replacement of equipment, and upgrades in information technology. We expect 2017 capital expenditures to approximate $14.0 to $18.0, with a significant portion related to replacement of equipment.

In 2016, we made contributions and direct benefit payments of $20.8 to our defined benefit pension and postretirement benefit plans. We expect to make $20.9 of minimum required funding contributions and direct benefit payments in 2017. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately 10.0% in 2016. See Note 9 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, we paid $4.8, $51.0 and $314.8 of income taxes for 2016, 2015 and 2014, respectively. In 2016, we made payments of $9.1 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $4.3. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 10 to our consolidated financial statements for further disclosure of undistributed earnings of foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2016, except as discussed in Notes 4 and 13 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $36.1 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $201.4 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) approximately $116.9 of surety bonds. In addition, $35.9 of our standby letters of credit relate to self-insurance or environmental matters.
Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. In addition, you should read “Risk Factors,” “Results for Reportable Segments” included in this MD&A, and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2016:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$14.8	$14.8	$—	$—	$—
Long-term debt obligations	343.0	17.9	35.9	289.2	—
Pension and postretirement benefit plan contributions and payments(1)	276.0	20.9	39.4	33.8	181.9
Purchase and other contractual obligation(2)	99.3	98.2	0.5	0.6	—
Future minimum operating lease payment(3)	37.7	8.1	13.1	8.7	7.8
Interest payments	36.8	10.6	19.6	6.6	—
Total contractual cash obligations(4)	$807.6	$170.5	$108.5	$338.9	$189.7
____________________________

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2017 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 9 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)	Represents contractual commitments to purchase goods and services at specified dates.

(3)	Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.0 to $10.0. In addition, the above table does not include potential payments under (i) our derivative financial instruments or (ii) the guarantees and bonds associated with Balcke Dürr.

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
Our recorded liabilities related to these matters totaled $653.5 (including $605.6 for asbestos product liability matters) and $590.4 (including $534.4 for asbestos product liability matters) at December 31, 2016 and 2015, respectively. The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $564.4 and $493.3 at December 31, 2016 and 2015, respectively. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

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
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2016, the projected revenues related to our large power projects in South Africa included approximately $26.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $18.5) within “Accrued expenses” on our consolidated balance sheet as of December 31, 2016, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.
SPX Technologies disagrees with the arbitration determination and will continue to pursue all available legal recourse in this matter.
Beginning in the third quarter of 2016, in connection with our accounting for the redemption of the BEE Partner’s ownership interest in DBT, we discontinued allocating earnings/losses of DBT to the BEE Partner within our consolidated financial statements.
Patent Infringement Lawsuit
Our subsidiary, SPX Cooling Technologies, Inc. (“SPXCT”), is a defendant in a legal action brought by Baltimore Aircoil Company (“BAC”) alleging that a SPXCT product infringes United States Patent No. 7,107,782, entitled “Evaporative Heat Exchanger and Method.” BAC filed suit on July 16, 2013 in the United States District Court for the District of Maryland (the “District Court”) seeking monetary damages and injunctive relief.

On November 4, 2016, the jury for the trial in the District Court found in favor of SPXCT. The verdict by the District Court is subject to further judicial processes, including a possible appeal by BAC. We believe that we will ultimately be successful in any future judicial processes; however, to the extent we are not successful, the outcome could have a material adverse effect on our financial position, results of operations, and cash flows.
Environmental Matters
We believe that we are in substantial compliance with applicable environmental requirements. We are currently involved in various investigatory and remedial actions at our facilities and at third-party waste disposal sites. It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses or expenses probable and they can be reasonably estimated. Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. We expense costs incurred to investigate and remediate environmental issues unless they extend the economic useful lives of related assets. We record liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. It is our policy to realize a change in estimates once it becomes probable and can be reasonably estimated. In determining our accruals, we generally do not discount environmental accruals and do not reduce them by anticipated insurance, litigation and other recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
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
Long-Term Contract Accounting
Certain of our businesses, primarily within the Engineered Solutions reportable segment, recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2016, 2015 and 2014, we recognized $336.1, $361.8 and $434.1 of revenues under the percentage-of-completion method, respectively.
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
We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenues are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to long-term contracts include, but are not limited to, the following:

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

•
Use of Subcontractors — Our arrangements with subcontractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by subcontractor delays, customer claims arising from subcontractor performance issues, or a subcontractor’s inability to fulfill its obligations.

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

•
Effect of Foreign Currency Fluctuations — Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 12 to our consolidated financial statements for additional details on our FX forward contracts.

Costs and estimated earnings in excess of billings on uncompleted contracts arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are billed to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.
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
Based on our annual goodwill impairment testing in 2016, we determined that the estimated fair value of each of our reporting units exceeded the carrying value of their respective net assets by at least 30.0%.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2016 pension expense by approximately $17.3, and a 50 basis point increase in the discount rate would have decreased our 2016 pension expense by approximately $15.8.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2017, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 7.50%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 100 basis point increase in the healthcare cost trend rate would have increased our 2016 postretirement expense by approximately $5.5, and a 100 basis point decrease in the healthcare cost trend rate would have decreased our 2016 postretirement expense by approximately $4.9.

See Note 9 to our consolidated financial statements for further information on our pension and postretirement benefit plans.
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
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 10 to our consolidated financial statements for additional details regarding our uncertain tax positions.
Parent Guarantees and Bonds Associated with Balcke Dürr
As previously discussed, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees of approximately €79.0 and bank and surety bonds of €79.0. We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default (unobservable inputs - Level 3). In addition, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the parent company guarantees or bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. In future periods, we will amortize the liability and asset to “Income (loss) from continuing operations,” with the amortization of the liability generally to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Notes 4 and 15 to our consolidated financial statements for further information.

New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
(All currency amounts are in millions)
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, South African Rand and GBP. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 12 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2016, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2017	2018	2019	2020	Thereafter	Total	Fair Value
Term loan	$17.5	$17.5	$17.5	$288.7	$—	$341.2	$341.2
Average interest rate						2.5%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
We had interest rate swap agreements with an aggregate notional amount of $170.8 at December 31, 2016. These Swaps have effective dates beginning in January 2017 and maturities through September 2020, with the outstanding notional value scheduled to decline commensurate with the schedule maturities of the term loan. The fair value of the Swaps was $1.7 (recorded as a non-current asset) as of December 31, 2016.
We had FX forward contracts with an aggregate notional amount of $8.8 at December 31, 2016, with all of the $8.8 scheduled to mature in 2017. We also had FX embedded derivatives with an aggregate notional amount of $0.9 at December 31, 2016, with all of the $0.9 scheduled to mature in 2017. The aggregate fair value of our FX forward contracts and FX embedded derivatives was $0.5 (recorded as a current liability) as of December 31, 2016.
We had commodity contracts with an outstanding notional amount of 4.1 pounds of copper at December 31, 2016. The fair value of these contracts was $1.1 (recorded as a current asset) as of December 31, 2016.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2016
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of SPX Corporation:
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SPX Corporation and subsidiaries at December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on September 26, 2015, the Company completed the spin-off of SPX FLOW, Inc. through a distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders. The operating results of SPX FLOW, Inc. have been presented as discontinued operations in the 2015 and 2014 consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues	$1,472.3	$1,559.0	$1,694.4
Costs and expenses:
Cost of products sold	1,096.5	1,283.1	1,328.0
Selling, general and administrative	301.0	387.8	511.2
Intangible amortization	2.8	5.2	5.7
Impairment of intangible and other long-term assets	30.1	—	28.9
Special charges, net	5.3	5.1	5.9
Gain on sale of dry cooling business	18.4	—	—
Operating income (loss)	55.0	(122.2)	(185.3)
Other income (expense), net	(0.3)	(10.0)	490.0
Interest expense	(14.8)	(22.0)	(23.6)
Interest income	0.8	1.3	3.5
Loss on early extinguishment of debt	(1.3)	(1.4)	(32.5)
Income (loss) from continuing operations before income taxes	39.4	(154.3)	252.1
Income tax (provision) benefit	(9.1)	2.7	(137.5)
Income (loss) from continuing operations	30.3	(151.6)	114.6
Income (loss) from discontinued operations, net of tax	(16.6)	39.8	256.0
Gain (loss) on disposition of discontinued operations, net of tax	(81.3)	(5.2)	13.3
Income (loss) from discontinued operations, net of tax	(97.9)	34.6	269.3
Net income (loss)	(67.6)	(117.0)	383.9
Less: Net loss attributable to noncontrolling interests	(0.4)	(34.3)	(9.5)
Net income (loss) attributable to SPX Corporation common shareholders	(67.2)	(82.7)	393.4
Adjustment related to redeemable noncontrolling interest (Note 13)	(18.1)	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(85.3)	$(82.7)	$393.4

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income (loss) from continuing operations, net of tax	$12.6	$(118.2)	$126.3
Income (loss) from discontinued operations, net of tax	(97.9)	35.5	267.1
Net income (loss)	$(85.3)	$(82.7)	$393.4
Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.30	$(2.90)	$2.98
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(2.35)	0.87	6.30
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(2.05)	$(2.03)	$9.28
Weighted-average number of common shares outstanding — basic	41.610	40.733	42.400
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.30	$(2.90)	$2.94
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(2.32)	0.87	6.20
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(2.02)	$(2.03)	$9.14
Weighted-average number of common shares outstanding — diluted	42.161	40.733	43.031
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$(67.6)	$(117.0)	$383.9
Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $0.4, $(0.1), and $(5.2) in 2016, 2015 and 2014, respectively	(0.6)	(0.4)	9.7
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(1.7), $(0.3) and $0.1 in 2016, 2015 and 2014, respectively	3.3	(0.6)	(0.5)
Net unrealized gains on available-for-sale securities	—	—	3.7
Foreign currency translation adjustments	(50.9)	(132.9)	(237.8)
Other comprehensive loss, net	(48.2)	(133.9)	(224.9)
Total comprehensive income (loss)	(115.8)	(250.9)	159.0
Less: Total comprehensive loss attributable to noncontrolling interests	(0.4)	(34.3)	(9.5)
Total comprehensive income (loss) attributable to SPX Corporation common shareholders	$(115.4)	$(216.6)	$168.5
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$99.6	$97.2
Accounts receivable, net	251.7	305.1
Inventories, net	145.7	161.3
Other current assets	30.6	27.4
Assets held for sale	—	107.1
Assets of discontinued operations	—	84.2
Total current assets	527.6	782.3
Property, plant and equipment:
Land	15.4	15.3
Buildings and leasehold improvements	117.3	113.0
Machinery and equipment	329.8	328.8
	462.5	457.1
Accumulated depreciation	(267.0)	(251.8)
Property, plant and equipment, net	195.5	205.3
Goodwill	340.4	342.8
Intangibles, net	117.9	154.2
Other assets	680.5	627.6
Deferred income taxes	50.6	31.3
Assets of discontinued operations	—	35.8
TOTAL ASSETS	$1,912.5	$2,179.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137.6	$157.0
Accrued expenses	304.3	349.8
Income taxes payable	1.7	1.6
Short-term debt	14.8	22.1
Current maturities of long-term debt	17.9	9.1
Liabilities held for sale	—	41.3
Liabilities of discontinued operations	—	73.9
Total current liabilities	476.3	654.8
Long-term debt	323.5	340.6
Deferred and other income taxes	42.4	39.7
Other long-term liabilities	878.7	811.9
Liabilities of discontinued operations	—	24.0
Total long-term liabilities	1,244.6	1,216.2
Commitments and contingent liabilities (Note 13)
Equity:
SPX Corporation shareholders’ equity:
Common stock (50,754,779 and 41,940,089 issued and outstanding at December 31, 2016, respectively, and 100,525,876 and 41,415,909 issued and outstanding at December 31, 2015, respectively)	0.5	1.0
Paid-in capital	1,307.9	2,649.6
Retained earnings (deficit)	(831.6)	897.8
Accumulated other comprehensive income	235.1	283.3
Common stock in treasury (8,814,690 and 59,109,967 shares at December 31, 2016 and 2015, respectively)	(520.3)	(3,486.3)
Total SPX Corporation shareholders’ equity	191.6	345.4
Noncontrolling interests	—	(37.1)
Total equity	191.6	308.3
TOTAL LIABILITIES AND EQUITY	$1,912.5	$2,179.3
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	$1.0	$2,575.0	$2,298.4	$287.5	$(3,008.6)	$2,153.3	$14.0	$2,167.3
Net income	—	—	393.4	—	—	393.4	(9.5)	383.9
Other comprehensive loss, net	—	—	—	(224.9)	—	(224.9)	—	(224.9)
Dividends declared ($1.50 per share)	—	—	(63.2)	—	—	(63.2)	—	(63.2)
Exercise of stock options and other incentive plan activity	—	16.4	—	—	—	16.4	—	16.4
Long-term incentive compensation expense, including $5.7 related to discontinued operations	—	38.4	—	—	—	38.4	—	38.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $6.7 and net of tax withholdings	—	(21.8)	—	—	5.9	(15.9)	—	(15.9)
Common stock repurchases	—	—	—	—	(488.8)	(488.8)	—	(488.8)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2014	1.0	2,608.0	2,628.6	62.6	(3,491.5)	1,808.7	3.2	1,811.9
Net loss	—	—	(82.7)		—	(82.7)	(34.3)	(117.0)
Other comprehensive loss, net	—	—	—	(133.9)	—	(133.9)	—	(133.9)
Dividends declared ($0.75 per share)	—	—	(30.9)	—	—	(30.9)	—	(30.9)
Incentive plan activity	—	14.7	—	—	—	14.7	—	14.7
Long-term incentive compensation expense, including $6.0 related to discontinued operations	—	39.9	—	—	—	39.9	—	39.9
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.7 and net of tax withholdings	—	(13.0)	—	—	5.2	(7.8)	—	(7.8)
Other changes in noncontrolling interests	—	—	—	—	—	—	5.3	5.3
Spin-Off of FLOW Business	—	—	(1,617.2)	354.6	—	(1,262.6)	(11.3)	(1,273.9)
Balance at December 31, 2015	1.0	2,649.6	897.8	283.3	(3,486.3)	345.4	(37.1)	308.3
Net loss	—	—	(67.2)	—	—	(67.2)	(0.4)	(67.6)
Other comprehensive loss, net	—	—	—	(48.2)	—	(48.2)	—	(48.2)
Incentive plan activity	—	8.8	—	—	—	8.8	—	8.8
Long-term incentive compensation expense	—	12.7	—	—	—	12.7	—	12.7
Restricted stock and restricted stock unit vesting, including related tax benefit of $2.2 and net of tax withholdings	—	(21.8)	—	—	17.9	(3.9)	—	(3.9)
Treasury share retirement	(0.5)	(1,285.4)	(1,662.2)		2,948.1	—	—	—
Adjustment related to redeemable noncontrolling interest (Note 13)	—	(56.0)	—	—	—	(56.0)	38.7	(17.3)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2016	$0.5	$1,307.9	$(831.6)	$235.1	$(520.3)	$191.6	$—	$191.6
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2016	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$(67.6)	$(117.0)	$383.9
Less: Income (loss) from discontinued operations, net of tax	(97.9)	34.6	269.3
Income (loss) from continuing operations	30.3	(151.6)	114.6
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities
Special charges, net	5.3	5.1	5.9
Gain on asset sales	(0.9)	(1.2)	(491.2)
Gain on sale of dry cooling business	(18.4)	—	—
Impairment of intangible and other long-term assets	30.1	—	28.9
Loss on early extinguishment of debt	1.3	1.4	32.5
Deferred and other income taxes	—	4.9	(79.1)
Depreciation and amortization	26.5	37.0	40.6
Pension and other employee benefits	24.8	35.2	122.9
Long-term incentive compensation	13.7	33.9	32.7
Other, net	3.2	3.8	2.4
Changes in operating assets and liabilities, net of effects from acquisition and divestitures
Accounts receivable and other assets	(28.7)	(6.9)	50.7
Inventories	8.5	(21.2)	(10.9)
Accounts payable, accrued expenses and other	(40.2)	(11.3)	(171.6)
Cash spending on restructuring actions	(2.1)	(5.1)	(4.5)
Net cash from (used in) continuing operations	53.4	(76.0)	(326.1)
Net cash from (used in) discontinued operations	(46.9)	37.5	402.5
Net cash from (used in) operating activities	6.5	(38.5)	76.4
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	48.1	2.0	574.1
Decrease in restricted cash	—	—	0.1
Capital expenditures	(11.7)	(16.0)	(19.3)
Net cash from (used in) continuing operations	36.4	(14.0)	554.9
Net cash from (used in) discontinued operations (includes cash divested with the sale of Balcke Dürr of $30.2 in 2016 and net cash proceeds from dispositions of $108.6 in 2014)	(30.9)	(40.2)	72.5
Net cash from (used in) investing activities	5.5	(54.2)	627.4
Cash flows used in financing activities:
Repurchase of senior notes (includes premiums paid of $30.6)	—	—	(530.6)
Borrowings under senior credit facilities	56.2	1,264.0	572.0
Repayments under senior credit facilities	(65.0)	(1,167.0)	(339.0)
Borrowings under trade receivables agreement	72.0	156.0	91.0
Repayments under trade receivables agreement	(72.0)	(166.0)	(81.0)
Net borrowings (repayments) under other financing arrangements	(10.1)	12.2	7.0
Purchases of common stock	—	—	(488.8)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.6)	(6.2)	(12.9)
Financing fees paid	—	(12.2)	(0.4)
Dividends paid	—	(45.9)	(59.8)
Cash divested in connection with the spin-off of FLOW Business	—	(208.6)	—
Net cash used in continuing operations	(20.5)	(173.7)	(842.5)
Net cash used in discontinued operations	—	(1.9)	(60.3)
Net cash used in financing activities	(20.5)	(175.6)	(902.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	6.7	(57.9)	(65.2)

Net change in cash and equivalents	(1.8)	(326.2)	(264.2)
Consolidated cash and equivalents, beginning of period	101.4	427.6	691.8
Consolidated cash and equivalents, end of period	$99.6	$101.4	$427.6
Cash and equivalents of continuing operations	$99.6	$97.2	$231.8
Supplemental disclosure of cash flow information:
Interest paid	$12.5	$60.8	$65.9
Income taxes paid, net of refunds of $4.3, $8.8 and $10.0 in 2016, 2015 and 2014, respectively	$4.8	$51.0	$314.8
Non-cash investing and financing activity:
Debt assumed	$3.9	$1.0	$0.2
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2016
(All currency and share amounts are in millions, except per share and par value data)
(1)    Basis of Presentation and Summary of Significant Accounting Policies
Our significant accounting policies are described below, as well as in other Notes that follow. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 4 for information on discontinued operations).
Principles of Consolidation — The consolidated financial statements include SPX Corporation’s (“SPX”, “our”, or “we”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and in Notes 2, 4 and 15 for further discussion of the Balcke Dürr sale. All other VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.
Spin-Off of FLOW Business — On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange and trades under the ticker symbol, “SPXC”. The financial results of SPX FLOW for the years ended December 31, 2015 and 2014 have been classified as discontinued operations within the accompanying consolidated financial statements.
Shift Away from the Power Generation Markets — Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In recent years, these businesses have experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating and ventilation (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have been reducing our exposure to the power generation markets as indicated by the disposals summarized below.
On November 20, 2015, we entered into an agreement to sell our dry cooling business, a business that provides dry cooling products to the global power generation markets. On March 30, 2016, we completed the sale of the dry cooling business. See Note 4 for additional details on the sale of the dry cooling business.
Balcke Dürr, a business that provides heat exchangers and other related components primarily to the European and Asian power generation markets, historically has been the most significant of our power generation businesses. Weak demand within the European power generation markets has resulted in continuing declines in the business’s revenues and profitability. For example, revenue from 2014 to 2015 declined 37.9%, and during 2015 the business incurred a net loss of $39.6. In response to these financial trends and results, we performed an in-depth strategic review of the business during the first half of 2016. Based on such review, we concluded that a sale of Balcke Dürr would be our best strategic option for the business. Thus, towards the end of the second quarter of 2016, we initiated efforts to sell Balcke Dürr. As these efforts progressed during the third quarter of 2016, only a limited number of parties expressed interest in acquiring the business. As a result, the business did not meet the “held for sale” criteria as of the end of the third quarter of 2016. In November 2016, we began negotiations for the sale of Balcke Dürr and completed the sale on December 30, 2016 to a subsidiary of matures AG (the “Buyer”), which allowed Balcke Dürr to meet the “held for sale” criteria as of the end of the fourth quarter of 2016.

With the sale, we have eliminated the losses and liquidity needs of Balcke Dürr that were expected to be significant for the foreseeable future and, thus, have also significantly reduced our exposure to the power generation markets. As we consider the disposition of Balcke Dürr to be the cornerstone of our strategic shift away from the power generation markets, and given the fact that the disposition of Balcke Dürr will have a major effect on our operations and financial results, we have classified the business as a discontinued operation within the accompanying consolidated financial statements for all periods presented. See Note 4 for additional details on the sale of Balcke Dürr and its historical financial results.
Change to the Name of Our Power Reportable Segment — In recognition of our shift away from the power generation markets, we changed the name of our “Power” reportable segment to “Engineered Solutions,” effective in the fourth quarter of 2016. We believe the new name better reflects the current industries and customers served by the segment. Other than the sales of the previously mentioned businesses, there were no additional changes to the segment’s composition. The information for this segment for all periods included in these consolidated financial statements has been labeled using the new name.
Retirement of Treasury Stock — In 2016, we retired 50.0 shares or $2,948.1, of “Common stock in treasury.” Under the applicable state law, these shares represent authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase over par value between “Paid-in capital” and “Retained earnings,” resulting in respective reductions of $1,285.4 and $1,662.2.
Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification” or “ASC”). Gains and losses on foreign currency translations are reflected as a separate component of shareholders’ equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net losses totaling $2.4, $8.6 and $2.6 in 2016, 2015 and 2014, respectively.
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
In addition, certain of our businesses, primarily within the Engineered Solutions reportable segment, also recognize revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion is measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We recognize revenues for similar short-term contracts using the completed-contract method of accounting.
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
We recognized $336.1, $361.8 and $434.1 in revenues under the percentage-of-completion method for the years ended December 31, 2016, 2015 and 2014, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2016 and 2015 were as follows:

	2016	2015
Costs incurred on uncompleted contracts	$1,191.4	$1,105.6
Estimated earnings to date	25.0	29.3
	1,216.4	1,134.9
Less: Billings to date	(1,235.8)	(1,153.6)
Billings in excess of costs and estimated earnings	$(19.4)	$(18.7)
These amounts are included in the accompanying consolidated balance sheets at December 31, 2016 and 2015 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2016	2015
Costs and estimated earnings in excess of billings(1)	$33.9	$78.6
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(53.3)	(97.3)
Net billings in excess of costs and estimated earnings	$(19.4)	$(18.7)
___________________________________________________________________

(1)	Reported as a component of “Accounts receivable, net.”

(2)	Reported as a component of “Accrued expenses.”
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $10.5 and $9.9 as of December 31, 2016 and 2015, respectively. Capitalized software amortization expense totaled $1.2, $0.2 and $0.5 for 2016, 2015 and 2014, respectively. We expensed research activities relating to the development and improvement of our products of $29.1, $28.6 and $30.2 in 2016, 2015 and 2014, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $22.5, $31.8 and $34.9 for the years ended December 31, 2016, 2015 and 2014, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2016, 2015 or 2014.
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
Derivative Financial Instruments — We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates, forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) and interest rate protection agreements to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in accumulated other comprehensive income (“AOCI”) and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 12 and 14 for further information.
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

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$9.1	$12.9	$20.9
Allowances provided	15.7	14.0	17.4
Write-offs, net of recoveries, credits issued and other	(14.7)	(17.8)	(25.4)
Balance at end of year	$10.1	$9.1	$12.9
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2016 and 2015.

	December 31,
	2016	2015
Employee benefits	$69.3	$76.8
Unearned revenue(1)	117.8	173.1
Warranty	15.6	17.0
Other(2)	101.6	108.2
Total(3)	$304.3	$375.1
___________________________________________________________________

(1)
Unearned revenue includes billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits and unearned amounts on service contracts.

(2)	Other consists of various items including, among other items, accrued legal costs, interest and restructuring costs, none of which is individually material.

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
Risk Management Matters — We are subject to claims associated with risk management matters (e.g., product liability, predominately associated with alleged exposure to asbestos-containing materials, general liability, automobile, and workers’ compensation claims). The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. We also have recorded insurance recovery assets associated with the asbestos product liability matters. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. In addition, we are self-insured for certain of our workers’ compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other factors, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. See Note 13 for additional details.
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

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$36.3	$34.5	$30.4
Provisions	15.2	18.1	21.7
Usage	(15.5)	(16.0)	(17.3)
Currency translation adjustment	(0.2)	(0.3)	(0.3)
Balance at end of year	35.8	36.3	34.5
Less: Current portion of warranty	15.6	17.0	18.0
Non-current portion of warranty	$20.2	$19.3	$16.5
__________________________________________________________________
        Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as “Income taxes payable” and “Deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset based on all available evidence, we establish a valuation allowance.
        Employee Benefit Plans — Defined benefit plans cover a portion of our salaried and hourly employees, including certain employees in foreign countries. As discussed in Note 1, we recognize changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. See Note 9 for further discussion of our pension and postretirement benefits.
We derive pension expense from an actuarial calculation based on the defined benefit plans’ provisions and our assumptions regarding discount rate and rate of increase in compensation levels. We determine the discount rate for our more significant U.S. plans by matching the expected projected benefit obligation cash flows of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. For our other plans, we determine the discount rate based on representative bond indices. The rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. We also consult with independent actuaries in determining these assumptions.
Parent Guarantees and Bonds Associated with Balcke Dürr — As further discussed in Note 4, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees of approximately €79.0 and bank and surety bonds of €79.0. We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. As also discussed in Note 4, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the parent company guarantees or bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. In future periods, we will amortize the liability and asset to “Income (loss) from continuing operations,” with the amortization of the liability generally to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Note 15 for further information regarding the estimated fair values of the parent company guarantees and bonds, as well as the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG.
(3)    New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment to guidance to change the criteria for determining which disposals of components of an entity can be presented as discontinued operations and to modify related disclosure requirements. Under the amended guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendment states that a “strategic shift” could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard no longer precludes presentation as a discontinued operation if there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations, or there is significant continuing involvement with a component after its disposal. This amendment was effective for interim and annual reporting periods beginning after December 15, 2014. We adopted this guidance on January 1, 2015. See Note 4 for businesses classified as a discontinued operation in accordance with this amendment.

In May 2014, the FASB issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and we currently plan to adopt the standard using the modified retrospective transition method. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We are continuing to assess the potential effect that the standard is expected to have on our consolidated financial statements. We believe the more significant effects on our existing accounting policies will be associated with our power transformer business. Under the new standard, revenue for our power transformers will be recognized over time, which is a change from our current accounting policy of recognizing revenue for power transformers at a point in time.
In April 2015, FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. An amendment to this standard was issued in August 2015 that permits entities to present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize such debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard was effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied retrospectively. We adopted this guidance on January 1, 2016 and, thus, the debt issuance costs associated with the term loan under our senior credit facilities have been presented as a direct deduction from the carrying amount of the term loan in the accompanying consolidated balance sheets. See Note 11 for additional details.
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
In November 2015, the FASB issued an amendment to existing guidance that simplifies the presentation of deferred income taxes. The amended guidance requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Although earlier application is permitted, the amendment is effective for interim and annual reporting periods beginning after December 15, 2016, with prospective or retrospective adoption permitted. We early adopted the amendment during the fourth quarter of 2015, on a prospective basis, resulting in the classification of our deferred tax assets and deferred tax liabilities as non-current within the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual periods beginning on or after December 15, 2018 for public business entities, and interim periods within those fiscal years. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are currently evaluating the effect this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee shared-based payment transactions. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The standard requires that all excess tax benefits and deficiencies currently recorded in “shareholders’ equity” be prospectively recorded to the statement of operations within the income tax (provision) benefit. These excess tax benefits and deficiencies are primarily driven by fluctuations in our stock price between the date a share-based award is granted and the date the award vests. As such, under this standard we could experience volatility in our income tax (provision) benefit and effective income tax rate. The standard also requires excess tax benefits or deficiencies be presented as an operating activity within the statement of cash flows rather than as a financing activity. This element of the standard may be applied retrospectively or prospectively. We are currently evaluating the effect this new standard will have on our consolidated financial statements.

In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the effect this amendment will have on our consolidated financial statements.

In January 2017, the FASB issued an amendment to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires that an entity recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This amendment is effective for annual reporting periods beginning after December 31, 2019, including interim periods within those annual reporting periods. Early adoption is permitted. The impact of this amendment on our consolidated financial statements will depend on the results of future goodwill impairment tests.
(4)    Discontinued Operations and Other Dispositions
Sale of Balcke Dürr Business
As indicated in Note 1, on December 30, 2016, we completed the sale of Balcke Dürr for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale and provided the Buyer with a non-interest bearing loan of $9.1, payable in installments due at the end of 2018 and 2019. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax.”
The purchase agreement provides that existing parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. The net loss on the sale of the business of $78.6 includes a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the indemnifications provided in the event any of the guarantees or bonds are called. See Note 15 for further details regarding the estimated fair value of these guarantees and bonds.
The final sales price for Balcke Dürr is subject to adjustment based on working capital existing at the closing date and is subject to agreement with the Buyer. Final agreement of the working capital amount with the Buyer has yet to occur. Accordingly, it is possible that the sales price and resulting loss for this divestiture may be materially adjusted in subsequent periods.
As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying consolidated financial statements for all periods presented. Major classes of line items constituting pre-tax income (loss) and after-tax income (loss) of Balcke Dürr for the years ended December 31, 2016, 2015 and 2014 are shown below:

	Year ended December 31,
	2016	2015	2014
Revenues	$153.4	$160.3	$258.3
Costs and expenses:
Costs of products sold	144.2	143.8	198.5
Selling, general and administrative	31.4	37.9	50.6
Impairment of goodwill	—	13.7	—
Special charges (credits), net	(1.3)	12.7	3.4
Other expense	(0.2)	(0.9)	(2.1)
Income (loss) before taxes	(21.1)	(48.7)	3.7
Income tax (provision) benefit	4.5	9.1	(2.2)
Income (loss) from discontinued operations	$(16.6)	$(39.6)	$1.5
The assets and liabilities of Balcke Dürr have been reclassified to assets and liabilities of discontinued operations as of December 31, 2015. The major classes of Balcke Dürr’s assets and liabilities as of December 31, 2015 are shown below:

ASSETS:
Cash and equivalents	$4.2
Accounts receivable, net	61.9
Inventories, net	9.4
Other current assets	8.7
Assets of discontinued operations - current	84.2
Property, plant and equipment, net	14.2
Other assets (includes $19.6 of “Deferred and other income taxes”)	21.6
Assets of discontinued operations - non current	35.8
Total assets - discontinued operations	$120.0

LIABILITIES:
Accounts payable	$19.9
Accrued expenses	53.9
Income taxes payable	0.1
Liabilities of discontinued operations - current	73.9
Liabilities of discontinued operations - non current (includes $15.5 of “Deferred and other income taxes”)	24.0
Total liabilities - discontinued operations	$97.9
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2016	2015	2014
Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0	$2.2	$2.8
Impairment of goodwill	—	13.7	—
Capital expenditures	0.7	1.9	1.1
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying consolidated statements of operations and consolidated statements of cash flows. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the years ended December 31, 2015 (1) and 2014 are shown below:

	Year ended December 31,
	2015 (1)	2014
Revenues	$1,775.1	$2,768.4
Costs and expenses:
Costs of products sold	1,179.3	1,831.0
Selling, general and administrative (2)	368.2	507.8
Intangible amortization	17.7	26.1
Impairment of intangible assets	15.0	11.7
Special charges	41.2	13.8
Other income (expense), net (3)	1.3	(1.9)
Interest expense, net	(32.6)	(41.1)
Income before taxes	122.4	335.0
Income tax provision	(43.0)	(75.5)
Income from discontinued operations	79.4	259.5
Less: Net loss attributable to noncontrolling interest	(0.9)	(2.2)
Income from discontinued operations attributable to common shareholders	$80.3	$261.7

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

The following table presents selected financial information for SPX FLOW that is included within discontinued operations in the consolidated statements of cash flows:

	Year ended December 31,
	2015 (1)	2014
Non-cash items included in income from discontinued operations, net of tax
Depreciation and amortization	$44.3	$65.8
Impairment of intangible assets	15.0	11.7
Capital expenditures	43.1	40.7
Payment of capital lease obligation	—	60.8

(1)	Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
In connection with the Spin-Off, we entered into definitive agreements with SPX FLOW that, among other matters, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with SPX FLOW after the Spin-Off, including the following:

•	Separation and Distribution Agreement;

•	Tax Matters Agreement;

•	Employee Matters Agreement; and

•	Trademark License Agreement.
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2016, no indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us was not material to our consolidated financial results for the years ended December 31, 2016 and 2015.

We also entered into a five-year agreement with SPX FLOW to lease office space for our corporate headquarters. Annual lease costs associated with the agreement are $2.1.
Other Discontinued Operations Activity
Fenn LLC — Sold for cash consideration of $3.5 during 2014, resulting in a loss, net of taxes, of $0.4.
SPX Precision Components — Sold for cash consideration of $62.6 during 2014, resulting in a loss, net of taxes, of $6.9.
Thermal Product Solutions — Sold for cash consideration of $42.5 during 2014, resulting in a gain, net of taxes, of $21.7.
In addition to the businesses discussed above, we recognized net losses of $2.7, $5.2 and $1.1 during 2016, 2015 and 2014, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2014.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
The following table presents selected information regarding the results of operations of our businesses included in discontinued operations, other than Balcke Dürr and SPX FLOW, for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Revenues	$—	$—	$27.7
Pre-tax loss	—	—	(6.1)
Loss from discontinued operations, net	—	—	(5.0)
For the years ended December 31, 2016, 2015 and 2014, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2016	2015 (1)	2014
Balcke Dürr
Income (loss) from discontinued operations	$(107.0)	$(48.7)	$3.7
Income tax (provision) benefit	11.8	9.1	(2.2)
Income (loss) from discontinued operations, net	(95.2)	(39.6)	1.5

SPX FLOW
Income from discontinued operations	$—	$122.4	$335.0
Income tax provision	—	(43.0)	(75.5)
Income from discontinued operations, net	—	79.4	259.5

All other
Income (loss) from discontinued operations	$(3.7)	$(8.6)	$22.1
Income tax (provision) benefit	1.0	3.4	(13.8)
Income (loss) from discontinued operations, net	(2.7)	(5.2)	8.3

Total
Income (loss) from discontinued operations	$(110.7)	$65.1	$360.8
Income tax (provision) benefit	12.8	(30.5)	(91.5)
Income (loss) from discontinued operations, net	$(97.9)	$34.6	$269.3

(1)
For SPX FLOW, represents financial results through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

Other Dispositions
As indicated in Note 1, on November 20, 2015, we entered into an agreement for the sale of our dry cooling business. On March 30, 2016, we completed the sale for cash proceeds of $47.6 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $18.4. The gain includes a reclassification from “Equity” of other comprehensive income of $40.4 related to foreign currency translation.
The assets and liabilities of our dry cooling business are presented as “held for sale” within the accompanying consolidated balance sheet as of December 31, 2015. The major classes of assets and liabilities held for sale as of December 31, 2015 are shown below:

Assets:
Accounts receivable, net	$49.2
Inventories, net	12.9
Other current assets	13.9
Property, plant and equipment, net	3.3
Goodwill	10.7
Intangibles, net	8.3
Other assets	8.8
Assets held for sale	$107.1
Liabilities:
Accounts payable	$13.7
Accrued expenses	25.3
Other long-term liabilities	2.3
Liabilities held for sale	$41.3
On January 7, 2014, we completed the sale of our 44.5% interest in EGS Electrical Group, LLC and Subsidiaries (“EGS”) for cash proceeds of $574.1. As a result of the sale, we recorded a gain of $491.2 to “Other income (expense), net” during 2014. Prior to sale, we accounted for our investment in EGS under the equity method.

(5)    Information on Reportable Segments
We are a global supplier of highly specialized, engineered solutions with operations in approximately 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our segments is determined before considering impairment and special charges, pension and postretirement expense/income, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our CODM evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America and Europe.

Engineered Solutions Reportable Segment
As previously discussed in Note 1, in recognition of our shift away from the power generation markets, we changed the name of our Power reportable segment to “Engineered Solutions,” effective in the fourth quarter of 2016.
Our Engineered Solutions reportable segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market and process cooling equipment and rotating and stationary heat exchangers for the power generation and industrial markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters, our former Asia Pacific center in Shanghai, China, which was part of the Spin-Off, and costs that were previously allocated to the FLOW Business and that do not meet the requirements to be presented within discontinued operations.
Financial data for our reportable segments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Revenues:
HVAC segment	$509.5	$529.1	$535.7
Detection and Measurement segment	226.4	232.3	244.4
Engineered Solutions segment (1)	736.4	797.6	914.3
Consolidated revenues	$1,472.3	$1,559.0	$1,694.4
Income (loss):
HVAC segment	$80.2	$80.2	$69.4
Detection and Measurement segment	45.3	46.0	55.2
Engineered Solutions segment (1)	17.3	(87.4)	(3.6)
Total income for segments	142.8	38.8	121.0
Corporate expense	41.7	103.4	133.9
Pension and postretirement expense	15.4	18.6	104.9
Long-term incentive compensation expense	13.7	33.9	32.7
Impairment of intangible and other long-term assets	30.1	—	28.9
Special charges, net	5.3	5.1	5.9
Gain on sale of dry cooling business	18.4	—	—
Consolidated operating income (loss)	$55.0	$(122.2)	$(185.3)

Capital expenditures:
HVAC segment	$1.9	$2.3	$4.3
Detection and Measurement segment	0.7	1.2	2.3
Engineered Solutions segment	6.5	8.1	7.1
General corporate	2.6	4.4	5.6
Total capital expenditures	$11.7	$16.0	$19.3
Depreciation and amortization:
HVAC segment	$5.3	$4.6	$4.5
Detection and Measurement segment	3.5	2.8	2.7
Engineered Solutions segment	15.2	20.7	22.7
General corporate	2.5	8.9	10.7
Total depreciation and amortization	$26.5	$37.0	$40.6

	2016	2015	2014
Identifiable assets:
HVAC segment	$710.1	$623.0	$684.8
Detection and Measurement segment	244.2	256.5	217.1
Engineered Solutions segment	567.6	808.6	870.8
General corporate	390.6	371.2	449.1
Discontinued operations	—	120.0	3,672.5
Total identifiable assets	$1,912.5	$2,179.3	$5,894.3
Geographic Areas:
Revenues: (2)
United States	$1,235.2	$1,255.4	$1,302.6
China	33.5	83.6	108.7
South Africa (1)	105.4	54.2	109.2
United Kingdom	59.1	69.6	69.2
Other	39.1	96.2	104.7
	$1,472.3	$1,559.0	$1,694.4

Tangible Long-Lived Assets:
United States	$897.0	$835.9	$796.9
Other	29.6	40.4	35.2
Long-lived assets of continuing operations	926.6	876.3	832.1
Long-lived assets of discontinued operations	—	35.8	563.2
Total tangible long-lived assets	$926.6	$912.1	$1,395.3
___________________________________________________________________

(1)
As further discussed in Note 13, during the third quarter of 2015, we made revisions to our estimates of expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $57.2 and $95.0, respectively, during the third quarter of 2015. During the fourth quarter of 2014, we reduced the revenues and profits on our large power projects in South Africa by $25.0 due to schedule delays and financial challenges faced by certain of our subcontractors.

(2)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(6)    Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $5.3 in 2016, $5.1 in 2015 and $5.9 in 2014. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2016, 2015 and 2014 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2016	2015	2014
Employee termination costs	$1.7	$4.5	$5.3
Facility consolidation costs	—	0.2	0.3
Other cash costs, net	—	0.1	0.3
Non-cash asset write-downs	3.6	0.3	—
Total	$5.3	$5.1	$5.9
2016 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$—	$—	$—	$—	$—
Detection and Measurement segment	0.5	—	—	0.3	0.8
Engineered Solutions segment	1.2	—	—	3.3	4.5
Corporate	—	—	—	—	—
Total	$1.7	$—	$—	$3.6	$5.3

Detection and Measurement Segment — Charges for 2016 related to severance and other costs associated with our bus fare collection business. These actions resulted in the termination of 19 employees.
Engineered Solutions Segment — Charges for 2016 related primarily to costs incurred in connection with restructuring actions at our SPX Heat Transfer (“Heat Transfer”) business in order to reduce the cost base of the business in response to reduced demand. The cost incurred for the Heat Transfer business restructuring actions included asset impairment charges associated with the discontinuance of a product line and outsourcing initiatives of $3.3, as well as severance costs. These restructuring activities resulted in the termination of 97 employees.
2015 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.9	$0.1	$(0.2)	$0.3	$1.1
Detection and Measurement segment	0.9	—	—	—	0.9
Engineered Solutions segment	1.6	0.1	0.3	—	2.0
Corporate	1.1	—	—	—	1.1
Total	$4.5	$0.2	$0.1	$0.3	$5.1
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

Engineered Solutions Segment — Charges for 2015 related primarily to severance and other costs associated with the continuation of restructuring actions at the segment’s dry cooling business in response to reduced demand. These actions resulted in the termination of 134 employees.
Corporate — Charges for 2015 related primarily to severance costs incurred in connection with the Spin-Off.
2014 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.7	$0.2	$—	$—	$0.9
Detection and Measurement segment	1.2	—	—	—	1.2
Engineered Solutions segment	2.7	0.1	0.3	—	3.1
Corporate	0.7	—	—	—	0.7
Total	$5.3	$0.3	$0.3	$—	$5.9
HVAC Segment — Charges for 2014 related primarily to severance and other costs associated with the restructuring of a regional sales organization within the segment’s boiler products business. These actions resulted in the termination of 13 employees.
Detection and Measurement Segment — Charges for 2014 related primarily to severance and other costs associated with restructuring initiatives at various businesses within the segment. These actions resulted in the termination of 18 employees.
Engineered Solutions Segment — Charges for 2014 related primarily to severance and other costs associated with the closure of a facility in China. These actions resulted in the termination of 16 employees.
Corporate — Charges for 2014 related primarily to costs associated with our efforts to better align our corporate overhead structure with the new operational alignment that was implemented in the second half of 2013.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Balance at beginning of year	$1.6	$1.7	$0.7
Special charges(1)	1.7	4.8	5.9
Utilization — cash(2)	(2.1)	(5.1)	(5.1)
Currency translation adjustment and other	(0.3)	0.2	0.2
Balance at the end of year	$0.9	$1.6	$1.7
___________________________________________________________________

(1)	The years ended December 31, 2016, 2015 and 2014 excluded $3.6, $0.3 and $0.0, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.

(2)	The years ended December 31, 2016, 2015 and 2014 included $0.0, $0.0 and $0.6 of cash utilized to settle retained liabilities of discontinued operations.

(7)    Inventories, Net
Inventories at December 31, 2016 and 2015 comprised the following:

	December 31,
	2016	2015
Finished goods	$43.0	$57.5
Work in process	50.0	53.7
Raw materials and purchased parts	64.9	75.4
Total FIFO cost	157.9	186.6
Excess of FIFO cost over LIFO inventory value	(12.2)	(12.4)
Total inventories(1)	$145.7	$174.2

(1)
The balance at December 31, 2015 includes $12.9 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 51% and 49% of total inventory at December 31, 2016 and 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(8)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2016, were as follows:

	December 31, 2015	Disposition of Business (2)	Foreign Currency Translation	December 31, 2016
HVAC segment
Gross goodwill	$261.3	$—	$(2.8)	$258.5
Accumulated impairments	(145.2)	—	1.0	(144.2)
Goodwill	116.1	—	(1.8)	114.3
Detection and Measurement segment
Gross goodwill	219.1	—	(4.7)	214.4
Accumulated impairments	(138.0)	—	3.8	(134.2)
Goodwill	81.1	—	(0.9)	80.2
Engineered Solutions segment
Gross goodwill	391.6	(36.1)	(4.1)	351.4
Accumulated impairments	(235.3)	25.9	3.9	(205.5)
Goodwill (1)	156.3	(10.2)	(0.2)	145.9
Total
Gross goodwill	872.0	(36.1)	(11.6)	824.3
Accumulated impairments	(518.5)	25.9	8.7	(483.9)
Goodwill (1)	$353.5	$(10.2)	$(2.9)	$340.4

(1)
The balance at December 31, 2015 includes $10.7 related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(2)	Represents goodwill allocated to our dry cooling business upon its disposition.

The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2015, were as follows:

	December 31, 2014	Impairments	Foreign Currency Translation	December 31, 2015
HVAC segment
Gross goodwill	$267.5	$—	$(6.2)	$261.3
Accumulated impairments	(147.9)	—	2.7	(145.2)
Goodwill	119.6	—	(3.5)	116.1
Detection and Measurement segment
Gross goodwill	220.2	—	(1.1)	219.1
Accumulated impairments	(139.1)	—	1.1	(138.0)
Goodwill	81.1	—	—	81.1
Engineered Solutions segment
Gross goodwill	402.0	—	(10.4)	391.6
Accumulated impairments	(243.5)	—	8.2	(235.3)
Goodwill (1)	158.5	—	(2.2)	156.3
Total
Gross goodwill	889.7	—	(17.7)	872.0
Accumulated impairments	(530.5)	—	12.0	(518.5)
Goodwill (1)	$359.2	$—	$(5.7)	$353.5

(1)	As previously noted, the balance at December 31, 2015 includes $10.7 related to our dry cooling business.
Identifiable intangible assets were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships (1)	$1.4	$(1.4)	$—	$25.4	$(9.5)	$15.9
Technology (1) (2)	2.1	(0.4)	1.7	40.7	(25.2)	15.5
Patents	4.5	(4.5)	—	4.6	(4.6)	—
Other	12.7	(7.4)	5.3	14.2	(8.1)	6.1
	20.7	(13.7)	7.0	84.9	(47.4)	37.5
Trademarks with indefinite lives (1) (2)	110.9	—	110.9	125.0	—	125.0
Total (3)	$131.6	$(13.7)	$117.9	$209.9	$(47.4)	$162.5

(1)	As noted below, we recorded impairment charges of $30.1 during 2016 related to the customer relationships, technology and trademarks of our Heat Transfer business.

(2)
The balance at December 31, 2015 includes $2.4 and $5.9, respectively, related to our dry cooling business. As previously noted, the assets and liabilities of the dry cooling business have been classified as “held for sale” in the accompanying consolidated balance sheet as of December 31, 2015. See Note 4 for information on the assets and liabilities of the dry cooling business as of December 31, 2015.

(3)
Changes in the gross carrying value of “Other Intangibles, Net” during the year ended December 31, 2016 related to the sale of our dry cooling business, the impairment charges related to the Heat Transfer intangibles noted above, and, to a lesser extent, foreign currency translation.

Amortization expense was $2.8, $5.2 and $5.7 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense related to these intangible assets is $0.6 in 2017 through 2021.
At December 31, 2016, the net carrying value of intangible assets with determinable lives consisted of $4.2 in the HVAC segment and $2.8 in the Engineered Solutions segment. Trademarks with indefinite lives consisted of $88.9 in the HVAC segment, $9.7 in the Detection and Measurement segment, and $12.3 in Engineered Solutions segment.

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
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in the fourth quarter of 2016, we concluded that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by at least 30.0%.
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
In recent years, Heat Transfer, a business that provides heat exchangers and other related components primarily to the U.S. power generation markets, has experienced a significant decline in revenues and profitability. As a result of these negative financial trends, we recorded an impairment charge of $10.9 during 2014 related to Heat Transfer’s trademarks. During 2015, the financial results for Heat Transfer stabilized. However, during the first quarter of 2016, the negative financial trends resurfaced and, thus, we recorded an impairment charge of $4.0 associated with the business’s trademarks during the quarter. In response to the return of these negative financial trends, during the second quarter of 2016, Heat Transfer initiated a restructuring action designed to significantly improve the business’s profitability and cash flows, including outsourcing much of the business’s existing manufacturing processes. This initiative has favorably impacted Heat Transfer’s financial results. Despite these improvements, our current projections of future cash flows indicate that the carrying value of the business’s intangible assets are no longer fully recoverable. As a result, during the fourth quarter of 2016, we recorded an impairment charge associated with Heat Transfer’s trademarks and definite-lived intangible assets of $26.1. After recording these impairment charges, the carrying value of Heat Transfer’s intangible assets was $6.1 as of December 31, 2016.
(9)    Employee Benefit Plans
Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. In addition, we no longer provide service credits to certain active participants. All of the U.S. employees covered by a defined benefit pension plan and actively accruing a benefit are part of a collectively bargained agreement.
We have domestic postretirement plans that provide health and life insurance benefits to certain retirees and their dependents. Beginning in 2003, we discontinued providing these postretirement benefits generally to newly hired employees.
The plan year-end date for all our plans is December 31.
During a designated election period during the first quarter of 2014, we offered approximately 7,100 eligible former employees a voluntary lump-sum payment option in lieu of a future pension benefit under the SPX U.S. Pension Plan (the “U.S. Plan”). Approximately 38%, or $165.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments that were made to those who accepted the offer. In connection with this lump-sum payment action, a settlement loss and an actuarial loss of $4.6 and $14.8, respectively, were recorded to net periodic pension benefit expense, with the actuarial loss resulting from the re-measurement of the assets and liabilities of the U.S. Plan. In addition, during 2014, we increased the net settlement gain by $4.8 associated with the 2013 partial annuitization of the U.S. Plan.

In the fourth quarter of 2014, we executed an agreement to transfer obligations for monthly pension payments to retirees under the SPX U.K. Pension Plan (the “U.K. Plan”) to Just Retirement Limited (“Just Retirement”). Under the agreement, Just Retirement irrevocably assumed the obligation to make future pension payments to the approximately 900 retirees of the U.K. Plan beginning in the first quarter of 2015. The U.K. Plan paid Just Retirement 79.2 British Pounds (“GBP”) ($123.3 equivalent) in the fourth quarter of 2014 to assume obligations totaling approximately GBP 68.0 ($105.8 equivalent). The partial annuitization of the U.K. Plan resulted in a settlement loss of $15.0, which was included in net periodic pension benefit expense for 2014.
On July 14, 2015, we amended the U.S. Plan and the Supplemental Individual Account Retirement Plan (‘‘SIARP’’) to freeze all benefits for active non-union participants. The amendment resulted in a curtailment gain of $5.1. In connection with the amendment, we remeasured the assets and liabilities of the U.S. Plan and the SIARP as of June 30, 2015, which resulted in a charge to net periodic pension benefit expense of $11.4, which was included in net periodic pension benefit expense for 2015.
In connection with the Spin-Off, participants in the U.S. Plan that were transferred to SPX FLOW became eligible to elect a lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. During the second quarter of 2016, approximately 9%, or $25.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments. In connection with these lump-sum payments, we remeasured the assets and liabilities of the U.S. Plan as of May 31, 2016, which resulted in a charge to net periodic pension benefit expense of $1.0, which was included in net periodic pension benefit expense for 2016.
During the second quarter of 2016, we made lump-sum payments to certain participants of the SIARP, settling approximately 22%, or $2.7, of the SIARP’s projected benefit obligation. In connection with these lump-sum payments, we remeasured the liabilities of the SIARP as of June 30, 2016, which resulted in a charge to net periodic pension benefit expense of $0.8, which was included in net periodic pension benefit expense for 2016.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2016 or 2015.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2016 and 2015, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2016	2015	2016
Fixed income common trust funds	44%	54%	50%
Commingled global fund allocation	19%	16%	18%
Corporate bonds	11%	13%	12%
Global equity common trust funds	12%	11%	5%
U.S. Government securities	12%	3%	13%
Short-term investments (1)	2%	2%	—
Other (2)	—%	1%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

(2)	Assets included in this class at December 31, 2015 are comprised primarily of insurance contracts, private equity and publicly traded real estate trusts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2016	2015	2016
Global equity common trust funds	16%	35%	13%
Global Equities	8%	—%	7%
Fixed income common trust funds	30%	8%	39%
Commingled global fund allocation	20%	—%	22%
Non-U.S. Government securities	24%	17%	15%
Short-term investments (1)	2%	40%	4%
Total	100%	100%	100%
___________________________________________________________________

(1)
Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts. As of December 31, 2015, and in connection with a transition to a new investment advisor, the U.K. Plan had a significant amount of its assets invested in short-term investments. Following the engagement of a new investment advisor for the U.K. Plan, asset allocations for the U.K. Plan and aggregate asset allocations for our foreign plans are more in-line with targeted allocations.

The fair values of pension plan assets at December 31, 2016, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$163.1	$—	$163.1	$—
Corporate bonds	29.1	—	29.1	—
Non-U.S. Government securities	39.0	—	39.0	—
U.S. Government securities	31.1	—	31.1	—
Equity securities:
Global equity common trust funds (1) (3)	57.6	—	57.6	—
Global equities:	13.2	—	13.2	—
Alternative investments:
Commingled global fund allocations (1) (4)	80.6	—	80.6	—
Other:
Short-term investments (5)	10.5	10.5	—	—
Other	1.0	—	—	1.0
Total	$425.2	$10.5	$413.7	$1.0
The fair values of pension plan assets at December 31, 2015, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$163.4	$13.2	$150.2	$—
Corporate bonds	36.0	—	36.0	—
Non-U.S. Government securities	27.4	—	27.4	—
U.S. Government securities	8.8	—	8.8	—
Equity securities:
Global equity common trust funds (1) (3)	89.0	13.6	75.4	—
Alternative investments:
Commingled global fund allocations (1) (4)	45.4	22.8	22.6	—
Other:
Short-term investments (5)	71.7	14.2	57.5	—
Other	1.0	—	—	1.0
Total	$442.7	$63.8	$377.9	$1.0

(1)
Common/commingled trust funds are similar to mutual funds, with a daily net asset value per share measured by the fund sponsor and used as the basis for current transactions. These investments, however, are not registered with the U.S. Securities and Exchange Commission and participation is not open to the public. The funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(2)
This class represents investments in actively managed common trust funds that invest in a variety of fixed income investments, which may include corporate bonds, both U.S. and non-U.S. municipal securities, interest rate swaps, options and futures.

(3)	This class represents investments in actively managed common trust funds that invest primarily in equity securities, which may include common stocks, options and futures.

(4)
This class represents investments in actively managed common trust funds with investments in both equity and debt securities. The investments may include common stock, corporate bonds, U.S. and non-U.S. municipal securities, interest rate swaps, options and futures.

(5)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.
Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $2.9 and $5.5 at December 31, 2016 and 2015, respectively, and have been included within Level 2 of the fair value hierarchy in the tables above.
The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2016 and 2015:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2014	$4.9	$—	$—	$5.2	$10.1
Spin-Off of SPX FLOW	—	—	—	(4.1)	(4.1)
Transfer from Level 3 to Level 2 assets	(4.9)	—	—	—	(4.9)
Sales	—	—	—	(0.1)	(0.1)
Balance at December 31, 2015	—	—	—	1.0	1.0
Transfer from Level 3 to Level 2 assets	—	—	—	—	—
Sales	—	—	—	—	—
Balance at December 31, 2016	$—	$—	$—	$1.0	$1.0
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2016, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $10.0 to our non-qualified domestic pension plans. In 2017, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $6.1 to our non-qualified domestic pension plans.
In 2016, we made contributions of $0.5 to our foreign pension plans. In 2017, we expect to make contributions of $2.9 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2016, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2016 to measure our obligations and include benefits attributable to estimated future employee service.
Estimated future benefit payments: (Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2017	$23.2	$3.8
2018	23.2	4.4
2019	22.3	5.1
2020	23.5	4.9
2021	23.4	5.0
Subsequent five years	113.7	31.5

Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The combined unfunded status of our pension plans as of December 31, 2016 has decreased since December 31, 2015, primarily as a result of the employer contributions to fund lump-sum payments relating to the SIARP, which is an unfunded plan. Our non-funded pension plans account for $72.3 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2016	2015	2016	2015
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$371.1	$455.3	$155.7	$239.6
Divestiture of Balcke Dürr (1)	—	—	(6.7)	—
Spin-Off of SPX FLOW (2)	—	(64.5)	—	(60.1)
Service cost	0.4	2.5	—	1.3
Interest cost	13.9	16.5	5.6	7.7
Actuarial (gains) losses	9.5	(9.2)	27.4	(6.1)
Settlements (3)	(36.4)	(6.0)	—	—
Curtailment gain (4)	—	(5.1)	—	—
Plan amendment	—	(0.9)	—	—
Benefits paid	(10.4)	(17.5)	(6.4)	(12.1)
Foreign exchange and other	—	—	(18.0)	(14.6)
Projected benefit obligation — end of year	$348.1	$371.1	$157.6	$155.7
___________________________________________________________________

(1)	Represents the transfer of Balcke Dürr’s pension liabilities as a result of the sale.

(2)	Represents the transfer to SPX FLOW of the “Top Management Plan” obligation related to SPX FLOW’s executive officers and the impact of transferring foreign defined benefit plans sponsored by SPX FLOW.

(3)	Amount in 2016 includes settlement payments of $27.9 in connection with lump-sum payment actions for the U.S. Plan and the SIARP.

(4)	Represents a curtailment gain recorded during the third quarter of 2015 in connection with the amendment of the U.S. Plan and SIARP previously noted.

	Domestic Pension Plans		Foreign Pension Plans
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets — beginning of year	$279.2	$305.7	$163.5	$186.7
Actual return on plan assets	19.5	(15.3)	25.6	(0.8)
Contributions (employer and employee)	10.0	12.3	0.5	5.5
Settlements	(36.4)	(6.0)	—	—
Benefits paid	(10.4)	(17.5)	(6.1)	(9.1)
Foreign exchange and other	—	—	(20.2)	(14.7)
Spin-Off of SPX FLOW	—	—	—	(4.1)
Fair value of plan assets — end of year	$261.9	$279.2	$163.3	$163.5
Funded status at year-end	(86.2)	(91.9)	5.7	7.8
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$—	$6.3	$15.2
Liabilities of discontinued operations - current	—	—	—	(0.3)
Accrued expenses	(5.9)	(9.6)	—	—
Liabilities of discontinued operations - non current	—	—	—	(6.9)
Other long-term liabilities	(80.3)	(82.3)	(0.6)	(0.2)
Net amount recognized	$(86.2)	$(91.9)	$5.7	$7.8
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.7)	$(0.9)	$—	$—
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2016 and 2015:

	Domestic Pension Plans		Foreign Pension Plans
	2016	2015	2016	2015
Projected benefit obligation	$348.1	$371.1	$43.8	$7.4
Accumulated benefit obligation	347.9	370.8	43.8	7.4
Fair value of plan assets	261.9	279.2	43.2	—
The accumulated benefit obligation for all domestic and foreign pension plans was $347.9 and $157.6, respectively, at December 31, 2016 and $370.8 and $155.7, respectively, at December 31, 2015.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2016	2015	2014
Service cost	$0.4	$2.5	$7.1
Interest cost	13.9	16.5	19.9
Expected return on plan assets	(12.9)	(18.0)	(19.5)
Amortization of unrecognized prior service credits	(0.2)	(0.1)	—
Recognized net actuarial losses (1)	3.2	18.9	50.9
Total net periodic pension benefit expense	$4.4	$19.8	$58.4
___________________________________________________________________

(1)
Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains. The actuarial losses for 2016 included $1.8 related to the lump-sum payment actions that took place during the second quarter of the year. The actuarial losses for 2015 included a charge of $11.4 and a curtailment gain of $5.1 related to the freeze of all benefits for non-union participants of the U.S. Plan and the SIARP during the third quarter of the year. The actuarial losses for 2014 included a settlement loss and an actuarial loss of $4.6 and $14.8, respectively, related to a lump-sum payment action during the first quarter of the year, as well as an increase of a settlement gain of $4.8 related to the partial annuitization of the U.S. Plan in 2013.
Foreign Pension Plans

	Year ended December 31,
	2016	2015	2014
Service cost	$—	$1.3	$2.6
Interest cost	5.6	7.7	13.8
Expected return on plan assets	(6.6)	(9.7)	(17.6)
Settlement loss (1)	—	—	15.0
Recognized net actuarial losses (2)	8.2	3.8	25.0
Total net periodic pension benefit expense	7.2	3.1	38.8
Less: Net periodic pension expense of discontinued operations	(0.2)	(2.2)	(11.9)
Net periodic pension benefit expense of continuing operations	$7.0	$0.9	$26.9
___________________________________________________________________

(1)	Includes the settlement loss recorded in connection with the transfer of the pension obligation for the retirees of the U.K. Plan to Just Retirement.

(2)	Consists of our reported actuarial losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2016	2015	2014
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.06%	4.09%	4.54%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	5.00%	5.75%	6.76%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.98%	4.24%	3.90%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.82%	3.68%	4.23%
Rate of increase in compensation levels	N/A	4.00%	3.92%
Expected long-term rate of return on assets	4.57%	5.81%	5.78%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.97%	3.82%	3.31%
Rate of increase in compensation levels	N/A	4.00%	3.87%
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2016, we made benefit payments of $10.3 to our postretirement benefit plans. Following is a summary, as of December 31, 2016, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2016 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2017	$11.9
2018	11.2
2019	10.6
2020	9.8
2021	9.1
Subsequent five years	36.0
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2016	2015
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$120.8	$130.2
Service cost	—	0.1
Interest cost	4.2	4.4
Actuarial (gains) losses	0.6	(4.0)
Benefits paid	(10.3)	(9.4)
Settlement gain	—	(1.8)
Transfer to SPX FLOW of the life insurance obligations related to SPX FLOW executive officers	—	(3.2)
Plan amendment and other	—	4.5
Accumulated postretirement benefit obligation — end of year	$115.3	$120.8
Funded status at year-end	$(115.3)	$(120.8)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(11.7)	$(12.0)
Other long-term liabilities	(103.6)	(108.8)
Net amount recognized	$(115.3)	$(120.8)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(5.9)	$(6.7)

The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2016	2015	2014
Service cost	$—	$0.1	$0.4
Interest cost	4.2	4.4	5.3
Amortization of unrecognized prior service credits	(0.8)	(0.8)	(0.3)
Settlement gain	—	(1.8)	—
Recognized net actuarial (gains) losses	0.6	(4.0)	14.2
Net periodic postretirement benefit expense (income)	$4.0	$(2.1)	$19.6
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2016	2015	2014
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.50%	6.60%	6.79%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2024	2024
Discount rate used in determining net periodic postretirement benefit expense	3.88%	3.53%	4.23%
Discount rate used in determining year-end postretirement benefit obligation	3.69%	3.88%	3.55%
The accumulated postretirement benefit obligation was determined using the terms and conditions of our various plans, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by us and are established based on our prior experience and our expectations that future health care cost trend rates will decline. In addition, we consider advice from independent actuaries.
Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. Including the effects of recognizing actuarial gains and losses into earnings, a one percentage point increase in the assumed health care cost trend rate would have increased our estimated 2016 postretirement expense by $5.5, and a one percentage point decrease in the assumed health care cost trend rate would have decreased our estimated 2016 postretirement expense by $4.9.
Defined Contribution Retirement Plans
We maintain a defined contribution retirement plan (the “DC Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the DC Plan, eligible U.S. employees may voluntarily contribute up to 50% of their compensation into the DC Plan and we match a portion of participating employees’ contributions. Our matching contributions are primarily made in newly issued shares of company common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of common stock held by employees.
Under the DC Plan, we contributed 0.605, 0.434 and 0.167 shares of our common stock to employee accounts in 2016, 2015 and 2014, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $8.8 in 2016, $10.2 in 2015 and $10.3 in 2014 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $19.1 and $20.0 at December 31, 2016 and 2015, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2016, 2015 and 2014, we recorded compensation expense of $0.7, $0.7 and $0.6, respectively, relating to our matching contributions to the SRSP.
(10)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
Income (loss) from continuing operations:
United States	$14.0	$(14.2)	$366.2
Foreign	25.4	(140.1)	(114.1)
	$39.4	$(154.3)	$252.1
(Provision for) benefit from income taxes:
Current:
United States	$(4.3)	$10.9	$(200.1)
Foreign	(4.8)	(3.3)	(16.5)
Total current	(9.1)	7.6	(216.6)
Deferred and other:
United States	0.2	(10.7)	95.7
Foreign	(0.2)	5.8	(16.6)
Total deferred and other	—	(4.9)	79.1
Total (provision) benefit	$(9.1)	$2.7	$(137.5)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2016	2015	2014
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	5.0%	(0.1)%	2.7%
U.S. credits and exemptions	(12.9)%	1.5%	(1.3)%
Foreign earnings/losses taxed at lower rates	(5.9)%	(9.0)%	9.2%
Audit settlements with taxing authorities	—%	0.7%	(4.7)%
Adjustments to uncertain tax positions	(1.9)%	(5.4)%	(1.7)%
Changes in valuation allowance	17.4%	(18.8)%	13.4%
Tax on distributions of foreign earnings	0.7%	(0.2)%	4.5%
Goodwill impairment and basis adjustments	—%	(2.4)%	(2.4)%
Disposition of dry cooling business	(15.6)%	—%	—%
Other	1.3%	0.4%	(0.2)%
	23.1%	1.7%	54.5%

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015 (1)
Deferred tax assets:
NOL and credit carryforwards	$78.2	$85.3
Pension, other postretirement and postemployment benefits	77.2	80.3
Payroll and compensation	22.8	28.8
Legal, environmental and self-insurance accruals	35.1	40.6
Working capital accruals	16.4	15.8
Other	20.7	21.1
Total deferred tax assets	250.4	271.9
Valuation allowance	(75.8)	(70.9)
Net deferred tax assets	174.6	201.0
Deferred tax liabilities:
Intangible assets recorded in acquisitions	68.3	81.6
Basis difference in affiliates	10.6	10.3
Accelerated depreciation	40.6	38.9
Other	6.6	23.6
Total deferred tax liabilities	126.1	154.4
	$48.5	$46.6

(1)	Represents deferred tax assets and liabilities related to both continuing and discontinued operations, with net deferred tax assets associated with discontinued operations totaling $4.1.
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
At December 31, 2016, we had the following tax loss carryforwards available: state tax loss carryforwards of approximately $422.0 and tax losses of various foreign jurisdictions of approximately $189.0. We also had federal and state tax credit carryforwards of $7.0. Of these amounts, $7.0 expire in 2017 and $423.0 expire at various times between 2017 and 2036. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $4.9 in 2016 and decreased by $82.0 in 2015. The 2016 increase was driven by the losses generated during the year for our large power projects in South Africa, offset by the impact of the sale of our dry cooling business. The most significant driver of the 2015 decrease was the impact of the Spin-Off, partially offset by the losses generated during the year for our large power projects in South Africa.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.

Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2016, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $26.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2016, we had gross and net unrecognized tax benefits of $37.9 and $25.2, respectively. Of these net unrecognized tax benefits, $20.3 would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2015 and 2014, we had gross unrecognized tax benefits of $48.8 (net unrecognized tax benefits of $30.1) and $63.3 (net unrecognized tax benefits of $33.9), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2016, gross accrued interest totaled $3.7 (net accrued interest of $2.4), while the related amounts as of December 31, 2015 and 2014 were $5.4 (net accrued interest of $4.5) and $5.9 (net accrued interest of $4.9), respectively. Our income tax (provision) benefit for the years ended December 31, 2016, 2015 and 2014 included gross interest income of $1.8, $0.2 and $0.9, respectively, resulting from a reduction in our liability for uncertain tax positions. As of December 31, 2016, 2015 and 2014, we had no accrual for penalties included in our unrecognized tax benefits. Our income tax (provision) benefit for the year ended December 31, 2014 included a benefit of $7.1 for the reversal of penalties previously accrued, resulting primarily from audit settlements during the year. No amount for penalties was included in the income tax (provision) benefit for the years ended December 31, 2016 or December 31, 2015.
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
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
Unrecognized tax benefit — opening balance	$48.8	$63.3	$128.4
Gross increases — tax positions in prior period	3.6	14.1	3.7
Gross decreases — tax positions in prior period	(9.3)	(7.6)	(36.9)
Gross increases — tax positions in current period	0.7	11.3	11.7
Settlements	—	—	(28.2)
Lapse of statute of limitations	(5.9)	(4.4)	(14.7)
Gross decreases — Spin-Off	—	(26.7)	—
Change due to foreign currency exchange rates	—	(1.2)	(0.7)
Unrecognized tax benefit — ending balance	$37.9	$48.8	$63.3
Other Tax Matters
During 2016, our income tax provision was impacted most significantly by (i) the $0.3 of income taxes provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business, (ii) $13.7 of foreign losses generated during the period for which no tax benefit was recognized as future realization of any such tax benefit is considered unlikely, and (iii) $2.4 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
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
We have filed our federal income tax returns for the 2013, 2014, and 2015 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
We have various foreign income tax returns under examination. The most significant of these are in Germany for the 2010 through 2014 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
(11)    Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2016:

	December 31, 2015	Borrowings	Repayments	Other (4)	December 31, 2016
Revolving loans	$—	$56.2	$(56.2)	$—	$—
Term loans (1)	348.0	—	(8.8)	0.4	339.6
Trade receivables financing arrangement (2)	—	72.0	(72.0)	—	—
Other indebtedness (3)	23.8	33.5	(43.6)	2.9	16.6
Total debt	371.8	$161.7	$(180.6)	$3.3	356.2
Less: short-term debt	22.1				14.8
Less: current maturities of long-term debt	9.1				17.9
Total long-term debt	$340.6				$323.5
_____________________________________________________________

(1)
The term loan is repayable in quarterly installments of 5.0% annually, beginning in the third fiscal quarter of 2016. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.6 and $2.0 at December 31, 2016 and December 31, 2015, respectively. See Note 3 for additional details.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2016, we had $39.9 of available borrowing capacity under this facility.

(3)
Primarily included capital lease obligations of $1.7 and $1.7, balances under purchase card programs of $3.9 and $4.8, borrowings under a line of credit in South Africa of $10.2 and $0.0, and borrowings under a line of credit in China of $0.0 and $17.3, at December 31, 2016 and 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2016 are $17.9, $18.0, $17.9, $289.0 and $0.2, respectively.
Senior Credit Facilities
In connection with the Spin-Off, we entered into a credit agreement (the “Credit Agreement”), dated September 1, 2015, with a syndicate of lenders that provides for committed senior secured financing in an aggregate amount of $1,000.0, consisting of the following (each with a final maturity of September 24, 2020):

•	A term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $175.0; and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $125.0.
The term loan under the Credit Agreement is repayable in quarterly installments (with annual aggregate repayments, as a percentage of the initial principal amount of $350.0, of 5.0%, beginning in the third calendar quarter of 2016), with the remaining balance repayable in full on September 24, 2020.
The participation foreign credit instrument facility and the bilateral foreign credit instrument facility originally provided financing of $300.0 and $200.0, respectively. On September 29, 2016, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $125.0, and $75.0, respectively. In connection with the reduction of our foreign credit instrument facility commitments, we recorded a charge of $1.3 to “Loss on early extinguishment of debt” during the third quarter of 2016 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $200.0.
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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.5% at December 31, 2016.
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
The Credit Agreement requires that SPX maintain:

•
A Consolidated Interest Coverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

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
At December 31, 2016, we had $313.9 of available borrowing capacity under our revolving credit facilities after giving effect to $36.1 reserved for outstanding letters of credit. In addition, at December 31, 2016, we had $98.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $201.4 reserved for outstanding letters of credit.
At December 31, 2016, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2016 and 2015, the participating businesses had $3.9 and $4.8, respectively, outstanding under these arrangements.
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
In addition, we maintain line of credit facilities in China, India, and South Africa available to fund operations in these regions, when necessary. At December 31, 2016, the aggregate amount of borrowing capacity under these facilities was $16.1, while the aggregate borrowings outstanding were $11.0.

(12)    Derivative Financial Instruments
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of December 31, 2016, the aggregate notional amounts of the Swaps was $170.8 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.7. In addition, we have recorded a long-term asset of $1.7 to recognize the fair value of these Swaps.
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, South African Rand and GBP.
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
We had FX forward contracts with an aggregate notional amount of $8.8 and $111.2 outstanding as of December 31, 2016 and 2015, respectively, with all of the $8.8 scheduled to mature in 2017. We also had FX embedded derivatives with an aggregate notional amount of $0.9 and $99.4 at December 31, 2016 and 2015, respectively, with all of the $0.9 scheduled to mature in 2017. The decline in the notional amount of FX forward contracts and FX embedded derivatives was due primarily to the sale of our dry cooling business. The unrealized gains (losses), net of taxes, recorded in AOCI related to FX forward contracts were $0.0 and $(0.6) as of December 31, 2016 and 2015, respectively. The net loss recorded in “Other income (expense), net” related to FX forward contracts and embedded derivatives totaled $6.3 in 2016, $1.2 in 2015 and $2.7 in 2014.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 4.1 and 4.2 pounds of copper at December 31, 2016 and 2015, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2016 and 2015, the fair value of these contracts was $1.1 (current asset) and $1.7 (current liability), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.8 and $(1.2) as of December 31, 2016 and 2015, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2016 to income over the next 12 months.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap, foreign currency forward, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.

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
Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. We mitigate our credit risks by performing ongoing credit evaluations of our customers’ financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.
(13)    Commitments, Contingent Liabilities and Other Matters
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2017	$8.1
2018	6.8
2019	6.3
2020	5.4
2021	3.3
Thereafter	7.8
Total minimum payments	$37.7
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $13.2 in 2016, $13.4 in 2015 and $13.3 in 2014.
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
Our recorded liabilities related to these matters totaled $653.5 (including $605.6 for asbestos product liability matters) and $590.4 (including $534.4 for asbestos product liability matters) at December 31, 2016 and 2015, respectively. Of these amounts, $621.0 and $552.1 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2016 and 2015, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the years ended December 31, 2016, 2015 and 2014, our payments for asbestos-related matters, net of insurance recoveries, were $5.8, $6.9 and $5.5, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $564.4 and $493.3 at December 31, 2016 and 2015, respectively, and included in “Other assets” within our consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the years ended December 31, 2016, 2015, and 2014, we recorded charges of $4.9, $11.2, and $4.6, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters. Of these charges, $4.2, $8.0 and $3.1 were recorded to “Other income (expense), net” for the years ended December 31, 2016, 2015, and 2014, respectively, and $0.7, $3.2, and $1.5 respectively, to “Gain (loss) on disposition of discontinued operations, net of tax.”
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
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2016, the projected revenues related to our large power projects in South Africa included approximately $26.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.

Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $18.5) within “Accrued expenses” on our consolidated balance sheet as of December 31, 2016, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.
SPX Technologies disagrees with the arbitration determination and will continue to pursue all available legal recourse in this matter.
Beginning in the third quarter of 2016, in connection with our accounting for the redemption of the BEE partner’s ownership interest in DBT, we discontinued allocating earnings/losses of DBT to the BEE Partner within our consolidated financial statements.
Patent Infringement Lawsuit
Our subsidiary, SPX Cooling Technologies, Inc. (“SPXCT”), is a defendant in a legal action brought by Baltimore Aircoil Company (“BAC”) alleging that a SPXCT product infringes United States Patent No. 7,107,782, entitled “Evaporative Heat Exchanger and Method.” BAC filed suit on July 16, 2013 in the United States District Court for the District of Maryland (the “District Court”) seeking monetary damages and injunctive relief.
On November 4, 2016, the jury for the trial in the District Court found in favor of SPXCT. The verdict by the District Court is subject to further judicial processes, including a possible appeal by BAC. We believe that we will ultimately be successful in any future judicial processes; however, to the extent we are not successful, the outcome could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2016, we had liabilities for site investigation and/or remediation at 30 sites (35 sites at December 31, 2015) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2016, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 22 sites (24 sites at December 31, 2015) at which the liability has not been settled, of which 8 sites (7 sites at December 31, 2015) have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
Executive Agreements
The Board of Directors has approved an employment agreement for our President and Chief Executive Officer.  This agreement has an initial term through December 31, 2017 and, thereafter, rolling terms of one year, and specifies the executive’s current compensation, benefits and perquisites, severance entitlements, and other employment rights and responsibilities. The Compensation Committee of the Board of Directors has approved severance benefit agreements for our other six executive officers. These agreements cover each executive’s entitlements in the event that the executive’s employment is terminated for other than cause, death or disability, or the executive resigns with good reason. The Compensation Committee of the Board of Directors has also approved change of control agreements for each of our executive officers, which cover each executive’s entitlements following a change of control.

(14)    Shareholders’ Equity and Long-Term Incentive Compensation
Income (Loss) Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2016	2015	2014
Numerator:
Income (loss) from continuing operations	$30.3	$(151.6)	$114.6
Less: Net loss attributable to noncontrolling interests	(0.4)	(33.4)	(11.7)
Adjustment related to redeemable noncontrolling interest (Note13)	(18.1)	—	—
Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$12.6	$(118.2)	$126.3
Income (loss) from discontinued operations, net of tax	$(97.9)	$34.6	$269.3
Less: Net income (loss) attributable to noncontrolling interest	—	(0.9)	2.2
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$(97.9)	$35.5	$267.1
Denominator:
Weighted-average number of common shares used in basic income per share	41.610	40.733	42.400
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	0.551	—	0.631
Weighted-average number of common shares and dilutive securities used in diluted income per share	42.161	40.733	43.031
For the year ended December 31, 2015, 0.351 of unvested restricted stock shares/units were excluded from the computation of diluted earnings per share as we incurred losses from continuing operations during the year. For the years ended December 31, 2016, 2015, and 2014, 1.045, 0.553, and 0.226 of unvested restricted stock shares/units, respectively, were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2016 and 2015, 1.343 and 0.505, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. There were no stock options outstanding during the year ended December 31, 2014.
Common Stock and Treasury Stock
At December 31, 2016, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
December 31, 2013	99.801	(54.520)	45.281
Share repurchases	—	(4.852)	(4.852)
Restricted stock shares and restricted stock units	0.096	0.166	0.262
Other	0.167	—	0.167
December 31, 2014	100.064	(59.206)	40.858
Restricted stock shares and restricted stock units	0.102	0.096	0.198
Other	0.360	—	0.360
December 31, 2015	100.526	(59.110)	41.416
Restricted stock shares and restricted stock units	0.042	0.295	0.337
Retirement of treasury stock	(50.000)	50.000	—
Other	0.187	—	0.187
December 31, 2016	50.755	(8.815)	41.940

In 2016, we retired 50.0 shares or $2,948.1 of “Common stock in treasury.” Under the applicable state law, these shares represent authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase over par value between “Paid-in capital” and “Retained earnings,” resulting in respective reductions of $1,285.4 and $1,662.2.
Long-Term Incentive Compensation
Under the 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015, up to 2.097 shares of our common stock were available for grant at December 31, 2016. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU and RS granted reduces availability by two shares. Each PSU granted in 2016 reduces availability by its maximum vesting attainment of 150%, or 1.5 shares.
PSU’s, RSU’s and RS’s may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee’s termination. PSU’s are eligible to vest at the end of the performance period, with performance based on the total return of our stock over the three-year performance period against the S&P 600 Capital Goods Index, while the RSU’s and RS’s vest based on the passage of time since grant date. PSU’s, RSU’s, and RS’s that do not vest within the applicable vesting period are forfeited.
Eligible employees received PSU’s in 2014 and 2013 as to which the employee could earn between 25% and 125% of the target performance award in the event the awards met the required vesting criteria. Vesting for the 2014 and 2013 target performance awards was based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over three-year periods ended December 31, 2016 and December 31, 2015, respectively. In connection with the Spin-Off, the 2014 and 2013 PSU’s were modified to allow for a minimum vesting equivalent to 50% of the underlying shares at the end of the applicable remaining service periods. In connection with this modification, we recorded additional stock compensation expense of $2.1 in 2015. The remaining 2014 and 2013 PSU’s (i.e., the remaining 50%) did not meet the required performance target for the three years ended December 31, 2016 and 2015, respectively, and, as a result, these awards have been forfeited.
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2002 Stock Compensation Plan. Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2016. The 2016, 2015 and 2014 grants to non-employee directors generally vest over a one-year vesting period, with the 2016 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2017.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $12.7, $33.9 and $32.7 for the years ended December 31, 2016, 2015 and 2014, respectively, with the related tax benefit being $4.8, $12.9 and $12.4 for the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2016 included $1.0 associated with long-term cash awards.
During the years ended December 31, 2016, 2015 and 2014, we classified excess tax benefits from long-term incentive compensation of $0.1, $0.8 and $9.7, respectively, as financing cash flows and included such amounts in “Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other” within our consolidated statements of cash flows.

PSU’s
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 2, 2016 and January 2, 2014, while there were no PSU’s issued in 2015. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 2, 2016
SPX Corporation	36.91%	—%	0.97%	0.3354
S&P 600 Capital Goods Index	32.94%	n/a	0.97%
January 2, 2014:
SPX Corporation	33.7%	1.02%	0.76%	0.7631
S&P Composite 1500 Industrials Index	19.9%	n/a	0.76%
Annual expected stock price volatility is based on the three-year historical volatility. The annual expected dividend yield is based on annual expected dividend payments and the stock price on the date of grant. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU, RSU, and RS activity from December 31, 2013 through December 31, 2016:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2013	1.537	$58.39
Granted	0.519	86.99
Vested	(0.604)	59.49
Forfeited	(0.284)	63.76
December 31, 2014	1.168	69.22
Pre-spin:
Granted	0.451	81.60
Vested	(0.262)	78.71
Canceled	(0.212)	52.67
Impact of Spin-Off:
Terminations	(0.785)	*
Conversions	1.010	*
Post-spin
Granted	0.510	12.32
Canceled	(0.011)	20.34
December 31, 2015	1.869	17.63
Granted	0.423	13.97
Vested	(0.528)	10.32
Forfeited	(0.062)	20.46
December 31, 2016	1.702	$16.47

As of December 31, 2016, there was $17.0 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On March 2, 2016 and October 14, 2015, we granted stock options totaling 0.505 and 0.883, respectively, all of which were outstanding (but not exercisable) as of December 31, 2016. The exercise price per share of these options is $12.85 and $12.36, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on March 2, 2016 and October 14, 2015 was $4.11 and $3.76, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 2, 2016	October 14 2015
Annual expected stock price volatility	30.06%	27.86%
Annual expected dividend yield	—%	—%
Risk-free interest rate	1.50%	1.64%
Expected life of stock option (in years)	6.0	6.0
Annual expected stock price volatility for the March 2, 2016 grant was based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group, while the annual expected stock price volatility for the October 14, 2015 grant was based on the six-year historical volatility of SPX’s common stock. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2013 through December 31, 2016.

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2013	—	$—
No activity	—	—
Options outstanding and exercisable at December 31, 2014	—	—
Granted pre-spin	0.323	85.87
Impact of Spin-Off:
Terminations	(0.282)	85.87
Conversions	0.123	*
Granted post-spin	0.883	12.36
Options outstanding and exercisable at December 31, 2015	1.047	12.91
Granted	0.505	12.85
Options outstanding and exercisable at December 31, 2016	1.552	$12.89
As of December 31, 2016, there was $3.2 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 1.7 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment and Other(3)	Total
December 31, 2015	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive income (loss) before reclassifications	(11.9)	1.1	—	(10.8)
Amounts reclassified from accumulated other comprehensive income (1)	(39.0)	2.2	(0.6)	(37.4)
Current-period other comprehensive income (loss)	(50.9)	3.3	(0.6)	(48.2)
December 31, 2016	$229.7	$1.5	$3.9	$235.1
___________________________________________________________________

(1)
In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain on sale of dry cooling business,” partially offset by the reclassification, in connection with sale of Balcke Dürr, of $1.4 of other comprehensive loss related to foreign currency translation to “Gain (loss) on disposition of discontinued operations, net of tax.”

(2)	Net of tax (provision) benefit of $(0.9) and $0.8 as of December 31, 2016 and 2015, respectively.

(3)	Net of tax provision of $2.7 and $3.1 as of December 31, 2016 and 2015, respectively. The balances as of December 31, 2016 and 2015 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment and Other(2)	Total
Balance at December 31, 2014	$59.0	$(1.3)	$4.9	$62.6
Other comprehensive income (loss) before reclassifications	(132.9)	(1.8)	0.5	(134.2)
Amounts reclassified from accumulated other comprehensive income	—	1.2	(0.9)	0.3
Current-period other comprehensive loss	(132.9)	(0.6)	(0.4)	(133.9)
Spin-Off of FLOW Business	354.5	0.1	—	354.6
Balance at December 31, 2015	$280.6	$(1.8)	$4.5	$283.3
___________________________________________________________________

(1)	Net of tax benefit of $0.8 and $1.1 as of December 31, 2015 and 2014, respectively.

(2)	Net of tax provision of $3.1 and $3.0 as of December 31, 2015 and 2014, respectively. The balances as of December 31, 2015 and 2014 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2016 and 2015:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2016	2015
Losses on qualifying cash flow hedges:
FX forward contracts	$1.0	$(0.6)	Revenues
Commodity contracts	2.0	2.8	Cost of products sold
Pre-tax	3.0	2.2
Income taxes	(0.8)	(1.0)
	$2.2	$1.2
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.1)	Selling, general and administrative
Income taxes	0.4	0.2
	$(0.6)	$(0.9)

Recognition of foreign currency translation adjustments related to business dispositions:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$(40.4)	$—	Gain on sale of dry cooling business
Recognition of foreign currency translation adjustment associated with the sale our Balcke Dürr business	1.4	—	Gain (loss) on disposition of discontinued operations, net of tax
	$(39.0)	$—
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
As described above, in 2016, we retired 50.0 shares or $2,948.1 of “Common stock in treasury.” In addition, during the years ended December 31, 2016, 2015 and 2014, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $17.9, $7.0 and $13.8, respectively, and increased by $0.0, $1.8 and $7.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015. Dividends declared totaled $30.9 and $63.2 for the years ended December 31, 2015 and 2014, respectively, while dividends paid during these periods were $45.9 and $59.8, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2016, 2015 or 2014.

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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. Except as previously discussed in Note 9, there were no transfers between the three levels of the fair value hierarchy for the periods presented.
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 4, in connection with the sale of Balcke Dürr, existing parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on certain existing projects. In addition, certain bonds relate to existing lease obligations and foreign tax matters. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. The net loss on the sale of the business of $78.6 includes a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the cash collateral and guarantee provided by Balcke Dürr and mutares AG, respectively. The fair value of the guarantees and bonds of $9.9 has been reflected within “Other long-term liabilities,” while the fair value of the associated indemnities of $4.8 has been reflected within “Other assets,” as of December 31, 2016. We estimated the fair value of the existing parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default (unobservable inputs - Level 3). We estimated the fair value of the cash collateral provided by Balcke Dürr and partial guarantee provided by mutares AG based on the terms and conditions and relative risk associated with each of these securities.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2016, and with the exception of the impairment charges noted below, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
During the fourth quarter of 2016, we concluded that the carrying value of Heat Transfer’s definite-lived intangible assets (customer relationships and technology) may not be recoverable. As a result, we performed an impairment analysis on such assets. Based on such analysis, we determined that the fair values of these assets were less than their respective carrying values, resulting in an aggregate impairment charge of $23.9. The fair value of the customer relationship intangible asset was based on the estimated future cash flows of the asset, discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs - Level 3). The fair values for the technology intangible assets were based on applying estimated royalty rates to projected revenues associated with the assets, discounted at a rate of return that reflects the relative risk of the revenues and current market conditions (unobservable inputs - Level 3).
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting amount discounted at a rate of return that reflects the relative risk of the revenues and current market conditions (fair value based on unobservable inputs - Level 3, as defined above). Based on our annual impairment testing during the fourth quarter of 2016, we recorded an impairment charge associated with Heat Transfer’s trademarks of $2.2. In addition, we recorded impairment charges of $4.0 and $10.9, respectively, during the first quarter of 2016 and the fourth quarter of 2014 associated with Heat Transfer’s trademarks.
During 2014, we recorded an impairment charge of $18.0 related to our former dry cooling business’s investment in a joint venture with Shanghai Electric Group Co., LTD. The fair value of the investment was based upon weighting the income and market approaches, utilizing estimated cash flows and a terminal value discounted at a rate of return that reflects the relative risk of the cash flows (unobservable inputs - Level 3).
Valuation Methodologies Used to Measure Fair Value on a Recurring Basis
Derivative Financial Instruments — Our financial derivative assets and liabilities include interest rate swaps, FX forward contracts, FX embedded derivatives and commodity contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of December 31, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of December 31, 2016 and December 31, 2015 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 11 for further details.

(16)    Quarterly Results (Unaudited)

	First (5)(6)		Second (5)		Third (5)		Fourth (6)
	2016	2015	2016	2015	2016	2015	2016	2015
Operating revenues (1)	$360.6	$345.9	$371.4	$410.6	$345.0	$334.1	$395.3	$468.4
Gross profit (loss) (1)	89.9	70.4	91.1	86.7	80.8	(2.7)	114.0	121.5
Income (loss) from continuing operations, net of tax (2)	20.2	(33.9)	6.5	(11.4)	6.6	(122.7)	(3.0)	16.4
Income (loss) from discontinued operations, net of tax (3)	(6.6)	23.9	(3.5)	47.8	(4.7)	(8.0)	(83.1)	(29.1)
Net income (loss)	13.6	(10.0)	3.0	36.4	1.9	(130.7)	(86.1)	(12.7)
Less: Net income (loss) attributable to noncontrolling interests (1)	0.6	(2.9)	(1.0)	(2.6)	—	(25.6)	—	(3.2)
Net income (loss) attributable to SPX Corporation common shareholders	13.0	(7.1)	4.0	39.0	1.9	(105.1)	(86.1)	(9.5)
Adjustment related to redeemable noncontrolling interest (4)	—	—	(18.1)	—	—	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$13.0	$(7.1)	$(14.1)	$39.0	$1.9	$(105.1)	$(86.1)	$(9.5)
Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.47	$(0.77)	$(0.25)	$(0.23)	$0.16	$(2.39)	$(0.07)	$0.48
Discontinued operations, net of tax	(0.16)	0.59	(0.09)	1.19	(0.12)	(0.19)	(1.99)	(0.71)
Net income (loss)	$0.31	$(0.18)	$(0.34)	$0.96	$0.04	$(2.58)	$(2.06)	$(0.23)
Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.47	$(0.77)	$(0.25)	$(0.23)	$0.16	$(2.39)	$(0.07)	$0.47
Discontinued operations, net of tax	(0.16)	0.59	(0.09)	1.19	(0.12)	(0.19)	(1.99)	(0.70)
Net income (loss)	$0.31	$(0.18)	$(0.34)	$0.96	$0.04	$(2.58)	$(2.06)	$(0.23)
___________________________________________________________________
Note:    The sum of the quarters’ income per share may not equal the full year per share amounts.

(1)
During the third quarter of 2015, we revised our estimates of expected revenues and profits associated with our large power projects in South Africa. As a result of these revisions, we reduced revenue and gross profit by $57.2 and $95.0, respectively. In addition, the revision resulted in an increase to “Net loss attributable to noncontrolling interests” of $23.8. See Notes 5 and 13 for additional details.

(2)
During the fourth quarter of 2016 and 2015, we recognized pre-tax actuarial losses of $10.2 and $9.6, respectively, associated with our pension and postretirement benefit plans. See Note 9 for additional details.

During the second quarter of 2016, we recognized pre-tax actuarial losses of $1.8 associated with our pension and postretirement benefit plans. See Note 9 for additional details.
During the third quarter of 2015, we recognized pre-tax actuarial losses of $11.4 and a curtailment gain of $5.1 associated with our pension and postretirement benefit plans. See Note 9 for additional details.
During the first and fourth quarters of 2016, we recorded impairment charges of $4.0 and $26.1, respectively, associated with the intangible assets of our Heat Transfer business. See Note 8 for additional details.
During the first quarter of 2016, we completed the sale of our dry cooling business, resulting in a pre-tax gain of $17.9. During the second quarter of 2016, we reduced the pre-tax gain by $1.2 associated with adjustments to certain retained liabilities. During the third quarter of 2016, we increased the pre-tax gain by $1.7 associated with the working capital settlement related to the transaction. See Note 4 for additional details.

(3)	During the fourth quarter of 2016, we recorded a net loss on the sale of Balcke Dürr of $78.6. See Note 4 for additional details.

(4)
During the second quarter of 2016, in connection with the noncontrolling interest in our South Africa subsidiary, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during 2016 in excess of fair value) in our calculations of basic and diluted earnings per share (see Note 13 for additional details).

(5)
During the first three quarters of 2015, there was a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off and did not meet the requirements to be presented within discontinued operations.

(6)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had six more days in the first quarter of 2016 and we had five fewer days in the fourth quarter of 2016 than in the respective 2015 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2016, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of SPX Corporation:
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s spin-off of SPX FLOW, Inc. through the distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 24, 2017

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance

a)	Directors of the company.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

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
Scott W. Sproule, 47, Vice President, Chief Financial Officer and Treasurer since September 2015. Mr. Sproule joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as CFO, Thermal Equipment and Services from December 2014 to September 2015, Vice President and CFO, Flow Power & Energy from September 2013 to November 2014, CFO, Flow Technology from May 2012 to September 2013, Vice President of Corporate Finance from July 2009 to May 2012, CFO, Test and Measurement from August 2007 to July 2009, and Assistant Corporate Controller from August 2005 to August 2007. Prior to joining SPX, Mr. Sproule held positions with Corning Incorporated, Eastman Kodak Company, and PricewaterhouseCoopers.
J. Randall Data, 51, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
Brian G. Mason, 51, President, Transformer Solutions since January 2015 and was appointed an officer of the company in January 2017. Prior to joining SPX, Mr. Mason spent over 14 years with Emerson Electric. Most recently, he was President, Emerson Connectivity Solutions, from March 2004 to July 2014, and President, Cinch Connectivity Solutions, from July 2014 to December 2014, having led the divestiture of Emerson Connectivity Solutions and its integration with Cinch Connectors/Bel Fuse. While at Emerson Electric, Mr. Mason held leadership positions in various technology-oriented businesses. He has also held leadership roles at General Cable, Winegard, and General Electric.
John W. Nurkin, 47, Vice President, Secretary and General Counsel since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 46, President, Weil-McLain and Marley Engineered Products since August 2013 and President, Radiodetection since September 2015. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 45, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to

April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

d)	Code of Ethics.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 52 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 52 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of February, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of February, 2017.

/s/ EUGENE J. LOWE, III	/s/ SCOTT W. SPROULE
Eugene J. Lowe, III President and Chief Executive Officer	Scott W. Sproule Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ TANA L. UTLEY	/s/ MICHAEL A. REILLY
Tana L. Utley Director	Michael A. Reilly Vice President, Corporate Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 1-6948).
3.2	—	Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (file no. 1-6948).
3.3	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013 (file no. 1-6948).
*10.1	—	SPX Corporation Executive Long-Term Disability Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 19, 2005 (file no. 1-6948).
*10.2	—	Amendment to SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (file no. 1-6948).
*10.3	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (file no. 1-6948).

*10.4	—	Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers.
*10.5	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective February 21, 2006), incorporated herein by reference to Appendix C of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).

*10.6	—
SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to Appendix E of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (file no. 1-6948).

*10.7	—
Amendment to the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (file no. 1-6948).

*10.8	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (file no. 1-6948).

*10.9	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).

*10.10	—
SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).

*10.11	—
SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).

*10.12	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).

*10.13	—
Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).

Item No.		Description
*10.14	—
Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).

*10.15	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (file no. 1-6948).
*10.16	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 6, 2011), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, filed March 23, 2011 (file no. 1-6948).

*10.17	—	Form of Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on May 11, 2011 (file no. 1-6948).
10.18	—
Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).

10.19	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011 (file no. 1-6948).

10.20	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (file no. 1-6948).

*10.21	—
2002 Stock Compensation Plan (As Amended and Restated), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (file no. 1-6948).

10.22	—
Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (file no. 1-6948).

*10.23	—
Form of Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).

*10.24	—
Form of Time-based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on January 4, 2013 (file no. 1-6948).

10.25	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).

10.26	—
Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (file no. 1-6948).

*10.27	—
Form of Internal Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

*10.28	—
Form of External Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

Item No.		Description
*10.29	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.30	—	Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.31	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (file no. 1-6948).
*10.32	—
Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on April 30, 2014 (file no. 1-6948).

*10.33	—
Form of Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).

*10.34	—
Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (file no. 1-6948).

*10.35	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated effective May 8, 2015), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (file no. 1-6948).

*10.36	—	Amendment of the SPX Corporation 2002 Stock Compensation Plan, (As Amended and Restated effective May 8, 2015), effective as of February 21, 2017.
*10.37	—
Form of Time Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (file no. 1-6948).

*10.38	—	Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan.
10.39	—
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

10.40	—
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.41	—
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.42	—
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.43	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

*10.44	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.45	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

Item No.		Description
*10.46	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.47	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.48	—
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.49	—
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.50	—
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.51	—	Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).
*10.52	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed April 12, 2016 (file no. 1-6948).

10.53	—
Share Purchase Agreement, dated as of November 22, 2016, by and among SPX Cooling Technologies Leipzig GmbH, Marley Cooling Tower (Holdings) Limited, and SPX Mauritius Ltd. (collectively, the “Sellers,” and each a “Seller”), and mutares Holding-24 AG (“Purchaser”), and, as parent guarantor, mutares AG incorporated by reference from our Current Report on Form 8-K/A filed on January 6, 2017 (File no. 1-6948). The registrant has omitted certain immaterial schedules and exhibits to this exhibit pursuant to the provisions of Regulation S-K, Item 601(b)(2). The registrant will furnish a copy of any of the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24.1	—	Power of Attorney on page 119 of this Form 10-K.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.1	—
SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv)  Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.