Form 10-Q
period 2017-04-01
SPX CORP
filed 2017-05-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Common shares outstanding April 28, 2017, 42,391,819

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 1, 2017	April 2, 2016
Revenues	$340.6	$360.6
Costs and expenses:
Cost of products sold	252.5	270.7
Selling, general and administrative	69.6	74.3
Intangible amortization	0.2	0.9
Special charges, net	0.5	0.5
Impairment of intangible assets	—	4.0
Gain on sale of dry cooling business	—	17.9
Operating income	17.8	28.1

Other income (expense), net	(0.7)	1.2
Interest expense	(4.0)	(3.5)
Interest income	0.4	0.2
Income from continuing operations before income taxes	13.5	26.0
Income tax provision	(3.2)	(5.8)
Income from continuing operations	10.3	20.2

Loss from discontinued operations, net of tax	—	(5.5)
Gain (loss) on disposition of discontinued operations, net of tax	7.1	(1.1)
Income (loss) from discontinued operations, net of tax	7.1	(6.6)

Net income	17.4	13.6
Less: Net income attributable to noncontrolling interests	—	0.6
Net income attributable to SPX Corporation common shareholders	$17.4	$13.0

Amounts attributable to SPX Corporation common shareholders:
Income from continuing operations, net of tax	$10.3	$19.6
Income (loss) from discontinued operations, net of tax	7.1	(6.6)
Net income	$17.4	$13.0

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.24	$0.47
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.17	(0.16)
Net income per share attributable to SPX Corporation common shareholders	$0.41	$0.31

Weighted-average number of common shares outstanding — basic	42.108	41.293

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders	$0.24	$0.47
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.16	(0.16)
Net income per share attributable to SPX Corporation common shareholders	$0.40	$0.31

Weighted-average number of common shares outstanding — diluted	43.454	41.553

Comprehensive income (loss)	$16.4	$(25.1)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$92.7	$99.6
Accounts receivable, net	232.7	251.7
Inventories, net	159.2	145.7
Other current assets	26.5	30.6
Total current assets	511.1	527.6
Property, plant and equipment:
Land	15.4	15.4
Buildings and leasehold improvements	118.5	117.3
Machinery and equipment	331.4	329.8
	465.3	462.5
Accumulated depreciation	(271.7)	(267.0)
Property, plant and equipment, net	193.6	195.5
Goodwill	341.9	340.4
Intangibles, net	118.0	117.9
Other assets	671.0	680.5
Deferred income taxes	62.8	50.6
TOTAL ASSETS	$1,898.4	$1,912.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133.1	$137.6
Accrued expenses	276.7	304.3
Income taxes payable	6.0	1.7
Short-term debt	17.1	14.8
Current maturities of long-term debt	18.0	17.9
Total current liabilities	450.9	476.3
Long-term debt	319.4	323.5
Deferred and other income taxes	43.0	42.4
Other long-term liabilities	874.1	878.7
Total long-term liabilities	1,236.5	1,244.6
Commitments and contingent liabilities (Note 13)
Equity:
Common stock (50,913,987 and 42,361,989 issued and outstanding at April 1, 2017, respectively, 50,754,779 and 41,940,089 issued and outstanding at December 31, 2016, respectively)	0.5	0.5
Paid-in capital	1,295.0	1,307.9
Retained deficit	(814.2)	(831.6)
Accumulated other comprehensive income	234.1	235.1
Common stock in treasury (8,551,998 and 8,814,690 shares at April 1, 2017 and December 31, 2016, respectively)	(504.4)	(520.3)
Total equity	211.0	191.6
TOTAL LIABILITIES AND EQUITY	$1,898.4	$1,912.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 1, 2017	April 2, 2016
Cash flows from (used in) operating activities:
Net income	$17.4	$13.6
Less: Income (loss) from discontinued operations, net of tax	7.1	(6.6)
Income from continuing operations	10.3	20.2
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.5	0.5
Gain on sale of dry cooling business	—	(17.9)
Impairment of intangible assets	—	4.0
Deferred and other income taxes	(3.9)	1.3
Depreciation and amortization	6.3	6.7
Pension and other employee benefits	4.2	3.9
Long-term incentive compensation	3.2	2.7
Other, net	1.6	1.8
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	33.7	21.4
Inventories	(13.2)	(24.5)
Accounts payable, accrued expenses and other	(36.7)	(70.3)
Cash spending on restructuring actions	(0.6)	(0.4)
Net cash from (used in) continuing operations	5.4	(50.6)
Net cash used in discontinued operations	(3.7)	(11.6)
Net cash from (used in) operating activities	1.7	(62.2)
Cash flows from (used in) investing activities:
Net proceeds from sale of dry cooling business	—	45.9
Capital expenditures	(2.2)	(1.7)
Net cash from (used in) continuing operations	(2.2)	44.2
Net cash used in discontinued operations	—	(0.3)
Net cash from (used in) investing activities	(2.2)	43.9
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	28.9
Repayments under senior credit facilities	(4.3)	(19.2)
Borrowings under trade receivables financing arrangement	—	20.0
Repayments under trade receivables financing arrangement	—	(20.0)
Net borrowings under other financing arrangements	1.7	6.4
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(2.5)	(1.7)
Net cash from (used in) continuing operations	(5.1)	14.4
Net cash used in discontinued operations	—	—
Net cash from (used in) financing activities	(5.1)	14.4
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.3)	0.4
Net change in cash and equivalents	(6.9)	(3.5)
Consolidated cash and equivalents, beginning of period	99.6	101.4
Consolidated cash and equivalents, end of period	$92.7	$97.9

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
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and in Note 15 for further discussion of the sale of Balcke Dürr. All other VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Sale of Dry Cooling Business

On March 30, 2016, we completed the sale of our dry cooling business, a business previously within our Engineered Solutions reportable segment, to Paharpur Cooling Towers Limited (“Paharpur”) for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the quarter ended April 2, 2016 of $17.9. The gain includes a reclassification from “Equity” of other comprehensive income totaling $40.4 related to foreign currency translation.

During the second quarter of 2016, we reduced the gain by $1.2 in connection with adjustments to certain liabilities retained from the sale. During the third quarter of 2016, we increased the gain by $1.7 in connection with the settlement of the final working capital associated with the business.
In connection with the sale, we provided customary indemnifications to Paharpur. Accordingly, it is possible that the sales price and resulting gain for this divestiture may be materially adjusted in subsequent periods.

Sale of Balcke Dürr Business
On December 30, 2016, we completed the sale of Balcke Dürr to a subsidiary of mutares AG (the “Buyer”) for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale and provided the Buyer with a non-interest bearing loan of $9.1, payable in installments due at the end of 2018 and 2019. The results of Balcke Dürr are presented as a discontinued operation within the accompanying condensed consolidated financial statements. In connection with the sale, we recorded a net loss of $78.6 in the fourth quarter of 2016 to “Gain (loss) on disposition of discontinued operations, net of tax.” During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2.
The purchase agreement provided that existing parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 would remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. See Note 15 for further details regarding these estimated fair values.
The final sales price for Balcke Dürr is subject to adjustment based on working capital existing at the closing date and is subject to agreement with the Buyer. Final agreement of the working capital amount with the Buyer has yet to occur. Accordingly, it is possible that the sales price and resulting loss for this divestiture may be materially adjusted in subsequent periods.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts, including the results of discontinued operations, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2016 period.
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

In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee shared-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We adopted this guidance on January 1, 2017, and, thus, excess income tax benefits recognized on stock-based compensation awards are now being reflected, on a prospective basis, in our condensed consolidated statement of operations as a component of the provision for income taxes (versus the previous requirement to reflect such amounts within “equity”). In accordance with this prospective adoption, we recognized a $1.0 income tax benefit in our condensed consolidated statement of operations for the three months ended April 1, 2017. In addition, we prospectively adopted the amendment to present excess income tax benefits on share-based compensation awards as an operating activity within our condensed consolidated statement of cash flows (versus the previous requirement to reflect such amounts as a financing activity), which resulted in the classification of $1.0 of such income tax benefits within operating activities of the condensed consolidated statement of cash flows for the three months ended April 1, 2017. Cash paid on employees’ behalf related to shares withheld for income taxes payable continues to be classified as a financing activity. Lastly, we elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation expense to be recognized in each period.

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

In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operations. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The amendment to the presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost shall be applied retrospectively. Early adoption is permitted. See Note 9 for details of our pension and postretirement expense.

(3)	DISCONTINUED OPERATIONS
As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying condensed consolidated financial statements for the three months ended April 2, 2016. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three months ended April 2, 2016 are shown below:

Revenues	$28.7
Costs and expenses:
Costs of products sold	28.8
Selling, general and administrative	7.9
Special charges (credits), net	(0.2)
Loss before taxes	(7.8)
Income tax benefit	2.3
Loss from discontinued operations	$(5.5)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the three months ended April 2, 2016:

Non-cash items included in loss from discontinued operations, net of tax
Depreciation and amortization	$0.5
Capital expenditures	0.3
During the three months ended April 1, 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. In addition to the reduction of the net loss related to the Balcke Dürr sale, we recognized net losses of $0.1 and $1.1 during the three months ended April 1, 2017 and April 2, 2016, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.
For the three months ended April 1, 2017 and April 2, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended
	April 1, 2017	April 2, 2016
Balcke Dürr
Loss from discontinued operations	$(2.1)	$(7.8)
Income tax benefit	9.3	2.3
Income (loss) from discontinued operations, net	7.2	(5.5)

All other
Loss from discontinued operations	(0.5)	(1.2)
Income tax benefit	0.4	0.1
Loss from discontinued operations, net	(0.1)	(1.1)

Total
Loss from discontinued operations	(2.6)	(9.0)
Income tax benefit	9.7	2.4
Income (loss) from discontinued operations, net	$7.1	$(6.6)
(4)                              INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
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
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as boilers, comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia Pacific.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market and process cooling equipment and stationary heat exchangers for the industrial and power generation markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the three months ended April 1, 2017 and April 2, 2016 are presented below:

	Three months ended
	April 1, 2017	April 2, 2016
Revenues:(1)
HVAC segment	$110.1	$111.6
Detection and Measurement segment	53.6	55.4
Engineered Solutions segment	176.9	193.6
Consolidated revenues	$340.6	$360.6

Income:
HVAC segment	$16.5	$15.9
Detection and Measurement segment	11.2	11.0
Engineered Solutions segment	6.6	2.9
Total income for segments	34.3	29.8

Corporate expense	(11.4)	(11.4)
Long-term incentive compensation expense	(3.2)	(2.7)
Pension and postretirement expense	(1.4)	(1.0)
Special charges, net	(0.5)	(0.5)
Impairment of intangible assets	—	(4.0)
Gain on sale of dry cooling business	—	17.9

Consolidated operating income	$17.8	$28.1
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $78.8 and $104.3 in the three months ended April 1, 2017 and April 2, 2016, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $38.1 and $33.9 as of April 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $42.8 and $53.3 as of April 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three months ended April 1, 2017 and April 2, 2016 are described in more detail below:

	Three months ended
	April 1, 2017	April 2, 2016
HVAC segment	$0.1	$—
Detection and Measurement segment	0.3	0.2
Engineered Solutions segment	—	0.3
Corporate	0.1	—
Total	$0.5	$0.5

HVAC Segment — Charges for the three months ended April 1, 2017 related to severance costs associated with a restructuring action within the segment’s Asia Pacific business.
Detection and Measurement Segment — Charges for the three months ended April 1, 2017 related to severance costs associated with a restructuring action at the segment’s communication technologies business, while charges for the three months ended April 2, 2016 related to severance costs associated with a restructuring action at the segment’s bus fare collection systems business.
Engineered Solutions Segment — Charges for the three months ended April 2, 2016 related primarily to severance costs associated with a restructuring action at the segment’s SPX Heat Transfer (“Heat Transfer”) business.
Corporate — Charges for the three months ended April 1, 2017 related to severance costs incurred in connection with the sale of Balcke Dürr.
The following is an analysis of our restructuring liabilities for the three months ended April 1, 2017 and April 2, 2016:

	Three months ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$0.9	$1.6
Special charges	0.5	0.5
Utilization — cash	(0.6)	(0.4)
Balance at end of period	$0.8	$1.7

(6)	INVENTORIES, NET
Inventories at April 1, 2017 and December 31, 2016 comprised the following:

	April 1, 2017	December 31, 2016
Finished goods	$47.9	$43.0
Work in process	55.4	50.0
Raw materials and purchased parts	68.0	64.9
Total FIFO cost	171.3	157.9
Excess of FIFO cost over LIFO inventory value	(12.1)	(12.2)
Total inventories, net	$159.2	$145.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 54% and 51% of total inventory at April 1, 2017 and December 31, 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation	April 1, 2017
HVAC segment
Gross goodwill	$258.5	$—	$1.2	$259.7
Accumulated impairments	(144.2)	—	(0.1)	(144.3)
Goodwill	114.3	—	1.1	115.4

Detection and Measurement segment
Gross goodwill	214.4	—	0.4	214.8
Accumulated impairments	(134.2)	—	(0.3)	(134.5)
Goodwill	80.2	—	0.1	80.3

Engineered Solutions segment
Gross goodwill	351.4	—	3.0	354.4
Accumulated impairments	(205.5)	—	(2.7)	(208.2)
Goodwill	145.9	—	0.3	146.2

Total
Gross goodwill	824.3	—	4.6	828.9
Accumulated impairments	(483.9)	—	(3.1)	(487.0)
Goodwill	$340.4	$—	$1.5	$341.9

Other Intangibles, Net
Identifiable intangible assets at April 1, 2017 and December 31, 2016 comprised the following:

	April 1, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$1.4	$(1.4)	$—	$1.4	$(1.4)	$—
Technology	2.1	(0.4)	1.7	2.1	(0.4)	1.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	12.7	(7.6)	5.1	12.7	(7.4)	5.3
	20.7	(13.9)	6.8	20.7	(13.7)	7.0
Trademarks with indefinite lives	111.2	—	111.2	110.9	—	110.9
Total (1)	$131.9	$(13.9)	$118.0	$131.6	$(13.7)	$117.9
___________________________

(1)	Changes in the gross carrying values of “Other Intangibles, Net” during the three months ended April 1, 2017 related to foreign currency translation.
At April 1, 2017, the net carrying value of intangible assets with determinable lives consisted of $4.1 in the HVAC segment and $2.7 in the Engineered Solutions segment. At April 1, 2017, trademarks with indefinite lives consisted of $89.0 in the HVAC segment, $9.8 in the Detection and Measurement segment and $12.4 in the Engineered Solutions segment.
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
In the first quarter of 2016, we recorded an impairment charge of $4.0 related to trademarks of our Heat Transfer business. No impairment charges were recorded in the first quarter of 2017.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$35.8	$36.3
Provisions	2.2	2.9
Usage	(4.7)	(4.6)
Currency translation adjustment	0.2	(0.5)
Balance at end of period	33.5	34.1
Less: Current portion of warranty	13.9	15.7
Non-current portion of warranty	$19.6	$18.4

(9)	EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended
	April 1, 2017	April 2, 2016
Service cost	$0.1	$0.1
Interest cost	3.3	3.6
Expected return on plan assets	(2.5)	(3.2)
Net periodic pension benefit expense	$0.9	$0.5
Foreign Pension Plans

	Three months ended
	April 1, 2017	April 2, 2016
Service cost	$—	$—
Interest cost	1.2	1.4
Expected return on plan assets	(1.5)	(1.7)
Net periodic pension benefit income	(0.3)	(0.3)
Postretirement Plans

	Three months ended
	April 1, 2017	April 2, 2016
Service cost	$—	$—
Interest cost	1.0	1.0
Amortization of unrecognized prior service credits	(0.2)	(0.2)
Net periodic postretirement benefit expense	$0.8	$0.8

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended April 1, 2017:

	December 31, 2016	Borrowings	Repayments	Other(4)	April 1, 2017
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	339.6	—	(4.3)	0.1	335.4
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	16.6	6.1	(4.4)	0.8	19.1
Total debt	356.2	$6.1	$(8.7)	$0.9	354.5
Less: short-term debt	14.8				17.1
Less: current maturities of long-term debt	17.9				18.0
Total long-term debt	$323.5				$319.4
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.5 and $1.6 at April 1, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 1, 2017, we had $39.9 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.6 and $3.9, capital lease obligations of $1.9 and $1.7, and borrowings under lines of credit in South Africa and China totaling $13.0 and $10.2, at April 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
On March 20, 2017, we entered into an amendment to our senior credit facilities. Among other things, the amendment extended the period during which we may reinvest the net proceeds from the disposition of our dry cooling business. A detailed description of our senior credit facilities is included in our 2016 Annual Report on Form 10-K.
At April 1, 2017, we had $36.1 and $199.7 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 2.7% at April 1, 2017.
At April 1, 2017, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of April 1, 2017, the aggregate notional amounts of the Swaps was $169.1 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.5. In addition, we have recorded a long-term asset of $2.9 to recognize the fair value of these Swaps. These changes in fair value are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
Currency Forward Contracts and Currency Forward Embedded Derivatives
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
We had FX forward contracts with an aggregate notional amount of $5.4 and $8.8 outstanding as of April 1, 2017 and December 31, 2016, respectively, with all of the $5.4 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.6 and $0.9 at April 1, 2017 and December 31, 2016, respectively, with all of the $0.6 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of April 1, 2017 and December 31, 2016.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At April 1, 2017 and December 31, 2016, the outstanding notional amount of commodity contracts was 4.0 and 4.1 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings.

As of April 1, 2017 and December 31, 2016, the fair value of these contracts was $0.9 (current asset) and $1.1 (current asset), respectively. The unrealized gains, net of tax, recorded in AOCI were $0.7 and $0.8 as of April 1, 2017 and December 31, 2016, respectively. We anticipate reclassifying the unrealized gains as of April 1, 2017 to income over the next 12 months.

(12)	EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 1, 2017	April 2, 2016
Weighted-average number of common shares used in basic income per share	42.108	41.293
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.346	0.260
Weighted-average number of common shares and dilutive securities used in diluted income per share	43.454	41.553
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.395 and 0.983, respectively, for the three months ended April 1, 2017 and 1.169 and 1.085, respectively, for the three months ended April 2, 2016.
Long-Term Incentive Compensation
Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2017 is included in our 2016 Annual Report on Form 10-K.
Effective March 1, 2017, we granted long-term incentive awards to our executive officers, certain other members of senior management, and other eligible employees. Awards to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, time-based restricted stock units (“RSU’s”), and long-term cash awards, while other eligible employees were granted RSU’s and long-term cash awards. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant. Long-term cash awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achieving a target segment income amount over the three-year measurement period.

Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2017 meeting scheduled for May 8, 2017.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.2 and $2.7 for the three months ended April 1, 2017 and April 2, 2016, respectively. The related tax benefit was $1.2 and $1.0 for the three months ended April 1, 2017 and April 2, 2016, respectively.

PSU’s and RSU’s
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock shares and restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2016 through April 1, 2017:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	1.702	$16.47
Granted	0.220	28.40
Vested	(0.417)	18.61
Forfeited	(0.202)	21.24
Outstanding at April 1, 2017	1.303	16.96
As of April 1, 2017, there was $14.8 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On March 1, 2017, we granted 0.207 stock options, all of which were outstanding (but not exercisable) as of April 1, 2017. The exercise price per share of these options is $27.40 and the maximum contractual term of these options is 10 years.
The fair value per share of the stock options granted on March 1, 2017 was $9.60. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	32.00%
Annual expected dividend yield	—%
Risk-free interest rate	2.14%
Expected life of stock option (in years)	6.0
Annual expected stock price volatility is based on a weighted average of SPX’s stock volatility since the spin-off of SPX FLOW, Inc. on September 26, 2015, and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
As of April 1, 2017, there was $4.5 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 1.7 years.
Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$229.7	$1.5	$3.9	$235.1
Other comprehensive income (loss) before reclassifications	(1.5)	1.1	—	(0.4)
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	(0.2)	(0.6)
Current-period other comprehensive income (loss)	(1.5)	0.7	(0.2)	(1.0)
Balance at end of period	$228.2	$2.2	$3.7	$234.1
__________________________

(1)	Net of tax provision of $1.3 and $0.9 as of April 1, 2017 and December 31, 2016, respectively.

(2)	Net of tax provision of $2.7 as of April 1, 2017 and December 31, 2016. The balances as of April 1, 2017 and December 31, 2016 represent net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive income (loss) before reclassifications	1.7	(0.2)	—	1.5
Amounts reclassified from accumulated other comprehensive income (1)	(40.4)	1.4	(0.2)	(39.2)
Current-period other comprehensive income (loss)	(38.7)	1.2	(0.2)	(37.7)
Balance at end of period	$241.9	$(0.6)	$4.3	$245.6
___________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain on sale of dry cooling business.”

(2)	Net of tax benefit of $0.4 and $0.8 as of April 2, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $3.1 as of April 2, 2016 and December 31, 2015. The balances as of April 2, 2016 and December 31, 2015 represent net unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended April 1, 2017 and April 2, 2016:

	Amount Reclassified from AOCI
	Three months ended
	April 1, 2017	April 2, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$1.0	Revenues
Commodity contracts	(0.7)	0.7	Cost of products sold
Swaps	0.1	—	Interest expense
Pre-tax	(0.6)	1.7
Income taxes	0.2	(0.3)
	$(0.4)	$1.4

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.2)	$(0.2)	Selling, general and administrative
Income taxes	—	—
	$(0.2)	$(0.2)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$—	$(40.4)	Gain on sale of dry cooling business
Common Stock in Treasury
During the three months ended April 1, 2017 and April 2, 2016, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $15.9 and $17.8, respectively.

Changes in Equity
A summary of the changes in equity for the three months ended April 1, 2017 and April 2, 2016 is provided below:

	April 1, 2017			April 2, 2016
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$191.6	$—	$191.6	$345.4	$(37.1)	$308.3
Net income	17.4	—	17.4	13.0	0.6	13.6
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.4 for the three months ended April 1, 2017 and April 2, 2016	0.7	—	0.7	1.2	—	1.2
Pension and postretirement liability adjustment, net of tax benefit of $0.0 for the three months ended April 1, 2017 and April 2, 2016	(0.2)	—	(0.2)	(0.2)	—	(0.2)
Foreign currency translation adjustments	(1.5)	—	(1.5)	(38.7)	(1.0)	(39.7)
Total comprehensive income (loss), net	16.4	—	16.4	(24.7)	(0.4)	(25.1)
Incentive plan activity	3.8	—	3.8	2.7	—	2.7
Long-term incentive compensation expense	2.8	—	2.8	2.7	—	2.7
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.0 for the three months ended April 1, 2017 and April 2, 2016	(3.6)	—	(3.6)	(3.3)	—	(3.3)
Equity, end of period	$211.0	$—	$211.0	$322.8	$(37.5)	$285.3

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $651.7 (including $604.1 for asbestos product liability matters) and $653.5 (including $605.6 for asbestos product liability matters) at April 1, 2017 and December 31, 2016, respectively. Of these amounts, $617.6 and $621.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 1, 2017 and December 31, 2016, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended April 1, 2017, our insurance recoveries for asbestos-related matters, net of payments, were $9.0, which included cash proceeds received during the period of

$8.5 related to a settlement reached with an insurance carrier. During the three months ended April 2, 2016, our payments for asbestos-related matters, net of insurance recoveries, were $1.3. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $554.0 and $564.4 at April 1, 2017 and December 31, 2016, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three months ended April 1, 2017 and April 2, 2016, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At April 1, 2017, the projected revenues related to our large power projects in South Africa included approximately $27.5 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $19.7) within “Accrued expenses” on our condensed consolidated balance sheet as of April 1, 2017, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the second quarter of 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the second quarter of 2016.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of April 1, 2017, we had liabilities for site investigation and/or remediation at 28 sites (30 sites at December 31, 2016) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
Our environmental accruals cover anticipated costs, including investigation, remediation, and operation and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to revise an estimate once the revision becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
In the case of contamination at offsite, third-party disposal sites, as of April 1, 2017, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 22 sites at which the liability has not been settled, of which 8 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(14)	INCOME TAXES
Uncertain Tax Benefits
As of April 1, 2017, we had gross unrecognized tax benefits of $38.0 (net unrecognized tax benefits of $25.3). Of these net unrecognized tax benefits, $20.4 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 1, 2017, gross accrued interest totaled $4.1 (net accrued interest of $2.6). As of April 1, 2017, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended April 1, 2017, we recorded an income tax provision of $3.2 on $13.5 of pre-tax income from continuing operations, resulting in an effective rate of 23.7%. This compares to an income tax provision for the three months ended April 2, 2016 of $5.8 on $26.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.3%. The most significant items impacting the income tax provision for the first quarter of 2017 were (i) $1.0 of excess tax benefits resulting from stock-based compensation awards which vested in the quarter (see Note 2 for additional details) and (ii) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first quarter of 2016 were (i) $0.7 of taxes that were provided in connection with the $17.9 gain that was recorded during the quarter on the sale of our dry cooling business and (ii) $4.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
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
We have filed our federal income tax returns for the 2013, 2014 and 2015 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring or nonrecurring basis.
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 1, in connection with the sale of Balcke Dürr, parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 existing at the time of the sale will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during the three months ended April 1, 2017.

	Guarantees and Bonds Liability	Indemnification Assets
Balance as of December 31, 2016 (1) (2)	$9.9	$4.8
Reduction/Amortization for the period (3)	(0.5)	(0.6)
Impact of changes in foreign currency rates	0.3	0.2
Balance as of April 1, 2017 (2)	$9.7	$4.4
___________________________

(1)
In connection with the sale, we estimated the fair value of the existing parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. Additionally, we estimated the fair value of the cash collateral provided by Balcke Dürr and guarantee provided by mutares AG based on the terms and conditions and relative risk associated with each of these securities (unobservable inputs - Level 3).

(2)	Balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”

(3)
We reduce the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We amortize the asset based on the expiration terms of each of the securities. We record the reduction of the liability and the amortization of the asset to “Other income (expense), net.”

As of April 1, 2017, the outstanding parent company guarantees and bank and surety bonds totaled €79.0 and €71.0, respectively. In addition, the cash collateral of €4.0 and the guarantee provided by mutares AG of €5.0 continue to serve as security for the indemnifications noted above.
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
As of April 1, 2017, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of April 1, 2017 and December 31, 2016 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K, in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended April 1, 2017 decreased by $20.0 (or 5.5%) when compared to the same period in 2016. The decrease in revenues was primarily driven by a decline in organic revenue within our Engineered Solutions reportable segment and, to a lesser extent, the impact of the sale of the dry cooling business at the end of the first quarter of 2016.
During the three months ended April 1, 2017, we generated operating income of $17.8, compared to $28.1 for the three months ended April 2, 2016. Operating income for the three months ended April 2, 2016 included the gain on sale of the dry cooling business of $17.9 and an impairment charge of $4.0 associated with the trademarks of our Heat Transfer business. Operating income for the three months ended April 1, 2017 was impacted favorably by (i) improved operating efficiency within our power transformer business, (ii) cost reductions associated with restructuring actions implemented over the past year, and (iii) the impact of the sale of the dry cooling business at the end of the first quarter of 2016, as the dry cooling business generated an operating loss during the first quarter of 2016.
Cash flows from operating activities associated with continuing operations totaled $5.4 for the three months ended April 1, 2017, compared to cash flows used in operating activities of $50.6 during the respective period in 2016. This improvement was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital, (ii) the timing of cash receipts on certain large projects, and (iii) the impact of the sale of the dry cooling business, as the dry cooling business used cash in its operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2016 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2016 period.
Cyclicality of End Markets, Seasonality and Competition — The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, our boiler and heating and ventilation businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses tend to be stronger in the second half of the year.
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
The following table provides selected financial information for the three months ended April 1, 2017 and April 2, 2016, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$340.6	$360.6	(5.5)
Gross profit	88.1	89.9	(2.0)
% of revenues	25.9%	24.9%
Selling, general and administrative expense	69.6	74.3	(6.3)
% of revenues	20.4%	20.6%
Intangible amortization	0.2	0.9	(77.8)
Special charges, net	0.5	0.5	—
Impairment of intangible assets	—	4.0	*
Gain on sale of dry cooling business	—	17.9	*
Other income (expense), net	(0.7)	1.2	(158.3)
Interest expense, net	(3.6)	(3.3)	9.1
Income from continuing operations before income taxes	13.5	26.0	(48.1)
Income tax provision	(3.2)	(5.8)	(44.8)
Income from continuing operations	10.3	20.2	(49.0)

Components of consolidated revenue decline:
Organic decline			(4.2)
Foreign currency			0.5
Sale of dry cooling business			(1.8)
Net revenue decline			(5.5)
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three months ended April 1, 2017, the decrease in revenues, compared to the respective period in 2016, was primarily due to a decline in organic revenue and, to a lesser extent, the impact of the sale of the dry cooling business at the end of the first quarter of 2016, partially offset by the impact of a weaker U.S. dollar against the South African Rand during the first quarter of 2017. The decline in organic revenue was due primarily to lower sales by the process cooling and heat exchanger businesses within our Engineered Solutions reportable segment. See “Results of Reportable Segments” for additional details.

Gross Profit — The decrease in gross profit for the three months ended April 1, 2017, compared to the respective period in 2016, was due to the decline in revenues noted above. The increase in gross profit as a percentage of revenues for the three months ended April 1, 2017, compared to the respective period in 2016, was due primarily to the impact of the sale of the dry cooling business at the end of the first quarter of 2016 and improved operating efficiency within our power transformer business.
Selling, General and Administrative (“SG&A”) Expense — For the three months ended April 1, 2017, the decrease in SG&A expense, compared to the respective period in 2016, was due primarily to the impact of the sale of the dry cooling business at the end of the first quarter of 2016 and cost reductions associated with restructuring actions implemented over the past year.
Intangible Amortization — The decline in intangible amortization was primarily due to the impact of the $23.9 impairment charge recorded in the fourth quarter of 2016 associated with our Heat Transfer business’s definite-lived intangible assets.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2017 and 2016.
Impairment of Intangible Assets — For the three months ended April 2, 2016, we recorded an impairment charge of $4.0 related to the trademarks of our Heat Transfer business.
Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9. See Note 1 to our condensed consolidated financial statements for additional details.
Other Income (Expense), net — Other expense, net, for the three months ended April 1, 2017 was composed primarily of losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.6 and foreign currency transaction losses of $0.4, partially offset by income derived from company-owned life insurance policies of $0.3.
Other income, net, for the three months ended April 2, 2016 was composed primarily of foreign currency transaction gains of $1.2, income derived from company-owned life insurance policies of $0.5, gains on foreign currency forward contracts of $0.4, and equity earnings in joint ventures of $0.3, partially offset by losses on FX embedded derivatives of $1.2.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three months ended April 1, 2017, compared to the same period in 2016, was primarily a result of a higher weighted-average interest rate during the first quarter of 2017 on the outstanding borrowings of our senior credit facilities.
Income Tax (Provision) Benefit — For the three months ended April 1, 2017, we recorded an income tax provision of $3.2 on $13.5 of pre-tax income from continuing operations, resulting in an effective rate of 23.7%. This compares to an income tax provision for the three months ended April 2, 2016 of $5.8 on $26.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.3%. The most significant items impacting the income tax provision for the first quarter of 2017 were (i)  $1.0 of excess tax benefits resulting from stock-based compensation awards which vested in the quarter (see Note 2 to our condensed consolidated financial statements for additional details) and (ii) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant items impacting the effective tax rate for the first quarter of 2016 were (i) $0.7 of taxes that were provided in connection with the $17.9 gain that was recorded during the quarter on the sale of our dry cooling business and (ii) $4.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
RESULTS OF DISCONTINUED OPERATIONS
As indicated in Note 1 to our condensed consolidated financial statements, we completed the sale of Balcke Dürr on December 30, 2016 and the results of Balcke Dürr are presented as a discontinued operation for all periods presented. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three months ended April 2, 2016 are shown below:

Revenues	$28.7
Costs and expenses:
Costs of products sold	28.8
Selling, general and administrative	7.9
Special charges (credits), net	(0.2)
Loss before taxes	(7.8)
Income tax benefit	2.3
Loss from discontinued operations	$(5.5)

The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the three months ended April 2, 2016:

Non-cash items included in loss from discontinued operations, net of tax
Depreciation and amortization	$0.5
Capital expenditures	0.3
During the three months ended April 1, 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. In addition to the reduction of the net loss related to the Balcke Dürr sale, we recognized net losses of $0.1 and $1.1 during the three months ended April 1, 2017 and April 2, 2016, respectively, resulting from revisions to liabilities retained from dispositions of businesses discontinued prior to 2016.
For the three months ended April 1, 2017 and April 2, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended
	April 1, 2017	April 2, 2016
Balcke Dürr
Loss from discontinued operations	$(2.1)	$(7.8)
Income tax benefit	9.3	2.3
Income (loss) from discontinued operations, net	7.2	(5.5)

All other
Loss from discontinued operations	(0.5)	(1.2)
Income tax benefit	0.4	0.1
Loss from discontinued operations, net	(0.1)	(1.1)

Total
Loss from discontinued operations	(2.6)	(9.0)
Income tax benefit	9.7	2.4
Income (loss) from discontinued operations, net	$7.1	$(6.6)
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
HVAC Reportable Segment

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$110.1	$111.6	(1.3)
Income	16.5	15.9	3.8
% of revenues	15.0%	14.2%
Components of revenue decline:
Organic			(0.5)
Foreign currency			(0.8)
Net revenue decline			(1.3)
Revenues — For the three months ended April 1, 2017, the decline in revenues, compared to the respective period in 2016, was due to the impact of a stronger U.S. dollar during the first quarter of 2017 and a decline in organic revenue. The decline in organic revenue was due primarily to a decrease in sales of heating products, partially offset by an increase in sales of cooling products.

Income — For the three months ended April 1, 2017, income and margin increased, compared to the respective period in 2016, primarily as a result of lower SG&A costs.
Backlog — The segment had backlog of $33.0 and $40.9 as of April 1, 2017 and April 2, 2016, respectively.
Detection and Measurement Reportable Segment

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$53.6	$55.4	(3.2)
Income	11.2	11.0	1.8
% of revenues	20.9%	19.9%
Components of revenue decline:
Organic			(0.5)
Foreign currency			(2.7)
Net revenue decline			(3.2)
Revenues — For the three months ended April 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due to the impact of a stronger U.S dollar during the first quarter of 2017 (compared to the British pound) and, to a lesser extent, a decline in organic revenue. The decline in organic revenue during the first quarter of 2017, compared to the respective period in 2016, was due to lower sales of telecommunication equipment partially offset by higher sales of bus fare collection systems.
Income — For the three months ended April 1, 2017, income and margin increased, compared to the respective period in 2016, primarily as a result of higher profit contribution from increased sales of bus fare collection systems and lower SG&A costs, partially offset by a lower profit contribution from a decline in sales of telecommunication equipment.
Backlog — The segment had backlog of $76.5 and $36.4 as of as of April 1, 2017 and April 2, 2016, respectively.
Engineered Solutions Reportable Segment

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$176.9	$193.6	(8.6)
Income	6.6	2.9	127.6
% of revenues	3.7%	1.5%
Components of revenue decline:
Organic			(7.4)
Foreign currency			2.2
Sale of dry cooling business			(3.4)
Net revenue decline			(8.6)
Revenues — For the three months ended April 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due to a decline in organic revenue and the impact of the sale of the dry cooling business at the end of the first quarter of 2016, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during the first quarter of 2017. The decline in organic revenue was due to a decrease in sales of process cooling products and heat exchangers.
Income — For the three months ended April 1, 2017, income and margin increased, compared to the respective period in 2016, primarily as a result of the aforementioned sale of the dry cooling business, which incurred a loss during the first quarter of 2016, improved operating efficiency within the segment’s power transformer business, and cost reductions at the segment’s Heat Transfer business associated with a restructuring action implemented in the latter half of 2016.
Backlog — The segment had backlog of $402.2 and $542.0 as of April 1, 2017 and April 2, 2016, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2017 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Total consolidated revenues	$340.6	$360.6	(5.5)
Corporate expense	11.4	11.4	—
% of revenues	3.3%	3.2%
Long-term incentive compensation expense	3.2	2.7	18.5
Pension and postretirement expense	1.4	1.0	40.0
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense during the three months ended April 1, 2017, compared to the respective period in 2016, was due primarily to the timing and extent of compensation expense associated with awards granted to the members of our senior management team following the spin-off of SPX FLOW Inc. in the third quarter of 2015.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in pension and postretirement expense during the three months ended April 1, 2017, compared to the respective period in 2016, was due primarily to lower expected returns on assets associated with the SPX U.S. Pension Plan (the “Plan”) due to revisions to the investment strategy for the Plan during the latter half of 2016 (i.e., a higher percentage of fixed income investments). See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 1, 2017 and April 2, 2016.

	Three months ended
	April 1, 2017	April 2, 2016
Continuing operations:
Cash flows from (used in) operating activities	$5.4	$(50.6)
Cash flows from (used in) investing activities	(2.2)	44.2
Cash flows from (used in) financing activities	(5.1)	14.4
Cash flows used in discontinued operations	(3.7)	(11.9)
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.3)	0.4
Net change in cash and equivalents	$(6.9)	$(3.5)
Operating Activities — The improvement in cash flows associated with operating activities during the three months ended April 1, 2017, as compared to the same period in 2016, was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital, (ii) the timing of cash receipts on certain large projects, and (iii) the impact of the sale of the dry cooling business, as the dry cooling business used cash in its operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017.
Investing Activities — Cash flows used in investing activities for the three months ended April 1, 2017 were comprised of capital expenditures of $2.2. Cash flows from investing activities for the three months ended April 2, 2016 were comprised of proceeds from the sale of our dry cooling business of $45.9, partially offset by capital expenditures of $1.7.
Financing Activities — Cash flows used in financing activities for the three months ended April 1, 2017 primarily related to repayments under our senior credit facilities of $4.3. Cash flows from financing activities for the three months ended April 2, 2016 primarily related to net borrowings under our senior credit facilities of $9.7 and net borrowings under our various other debt instruments of $6.4.
Discontinued Operations — Cash flows used in discontinued operations for the three months ended April 1, 2017 related primarily to disbursements for liabilities retained in connection with dispositions. Cash flows used in discontinued operations for the three months ended April 2, 2016 related primarily to the operations of Balcke Dürr and, to a lesser extent, disbursements for liabilities retained in connection with dispositions prior to 2016.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarter of 2017 and 2016.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended April 1, 2017.

	December 31, 2016	Borrowings	Repayments	Other(4)	April 1, 2017
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	339.6	—	(4.3)	0.1	335.4
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	16.6	6.1	(4.4)	0.8	19.1
Total debt	356.2	$6.1	$(8.7)	$0.9	354.5
Less: short-term debt	14.8				17.1
Less: current maturities of long-term debt	17.9				18.0
Total long-term debt	$323.5				$319.4
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.5 and $1.6 at April 1, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 1, 2017, we had $39.9 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.6 and $3.9, capital lease obligations of $1.9 and $1.7, and borrowings under lines of credit in South Africa and China totaling $13.0 and $10.2, at April 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At April 1, 2017, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At April 1, 2017, we had $313.9 of available borrowing capacity under our revolving credit facilities after giving effect to $36.1 reserved for outstanding letters of credit. In addition, at April 1, 2017, we had $100.3 of available issuance capacity under our foreign trade facilities after giving effect to $199.7 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $27.1 as of April 1, 2017. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.0 to $10.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2016 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2016 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2016 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2016 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2017.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 1, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

10.1
First Amendment to Credit Agreement, dated as of March 20, 2017, among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from our Current Report on Form 8-K filed on March 22, 2017 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 1, 2017 and April 2, 2016; (ii) Condensed Consolidated Balance Sheets at April 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 4, 2017	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 4, 2017	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

10.1
First Amendment to Credit Agreement, dated as of March 20, 2017, among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from our Current Report on Form 8-K filed on March 22, 2017 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended April 1, 2017 and April 2, 2016; (ii) Condensed Consolidated Balance Sheets at April 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.