Form 10-Q
period 2017-07-01
SPX CORP
filed 2017-08-04
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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

Common shares outstanding July 28, 2017, 42,522,896

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$349.7	$371.4	$690.3	$732.0
Costs and expenses:
Cost of products sold	273.6	280.3	526.1	551.0
Selling, general and administrative	71.4	72.8	141.0	147.1
Intangible amortization	0.1	0.9	0.3	1.8
Special charges, net	0.5	2.4	1.0	2.9
Impairment of intangible assets	—	—	—	4.0
Gain (loss) on sale of dry cooling business	—	(1.2)	—	16.7
Operating income	4.1	13.8	21.9	41.9

Other income (expense), net	(2.1)	0.1	(2.8)	1.3
Interest expense	(4.6)	(3.8)	(8.6)	(7.3)
Interest income	0.3	0.2	0.7	0.4
Income (loss) from continuing operations before income taxes	(2.3)	10.3	11.2	36.3
Income tax provision	(6.0)	(3.8)	(9.2)	(9.6)
Income (loss) from continuing operations	(8.3)	6.5	2.0	26.7

Loss from discontinued operations, net of tax	—	(3.1)	—	(8.6)
Gain (loss) on disposition of discontinued operations, net of tax	(0.7)	(0.4)	6.4	(1.5)
Income (loss) from discontinued operations, net of tax	(0.7)	(3.5)	6.4	(10.1)

Net income (loss)	(9.0)	3.0	8.4	16.6
Less: Net loss attributable to redeemable noncontrolling interests	—	(1.0)	—	(0.4)
Net income (loss) attributable to SPX Corporation common shareholders	(9.0)	4.0	8.4	17.0
Adjustment related to redeemable noncontrolling interest (Note 13)	—	(18.1)	—	(18.1)
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(9.0)	$(14.1)	$8.4	$(1.1)

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income (loss) from continuing operations, net of tax	$(8.3)	$(10.6)	$2.0	$9.0
Income (loss) from discontinued operations, net of tax	(0.7)	(3.5)	6.4	(10.1)
Net income (loss)	$(9.0)	$(14.1)	$8.4	$(1.1)

Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.19)	$(0.25)	$0.05	$0.22
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	(0.09)	0.15	(0.25)
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.21)	$(0.34)	$0.20	$(0.03)

Weighted-average number of common shares outstanding — basic	42.388	41.594	42.249	41.443

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.19)	$(0.25)	$0.04	$0.22
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.02)	(0.09)	0.15	(0.25)
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.21)	$(0.34)	$0.19	$(0.03)

Weighted-average number of common shares outstanding — diluted	42.388	41.594	43.622	41.754

Comprehensive income (loss)	$(8.9)	$(0.6)	$7.5	$(25.7)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$83.5	$99.6
Accounts receivable, net	252.0	251.7
Inventories, net	168.3	145.7
Other current assets	35.1	30.6
Total current assets	538.9	527.6
Property, plant and equipment:
Land	15.4	15.4
Buildings and leasehold improvements	119.5	117.3
Machinery and equipment	334.1	329.8
	469.0	462.5
Accumulated depreciation	(277.4)	(267.0)
Property, plant and equipment, net	191.6	195.5
Goodwill	344.1	340.4
Intangibles, net	118.4	117.9
Other assets	671.9	680.5
Deferred income taxes	64.5	50.6
TOTAL ASSETS	$1,929.4	$1,912.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140.8	$137.6
Accrued expenses	291.2	304.3
Income taxes payable	1.3	1.7
Short-term debt	33.9	14.8
Current maturities of long-term debt	18.1	17.9
Total current liabilities	485.3	476.3
Long-term debt	315.4	323.5
Deferred and other income taxes	45.6	42.4
Other long-term liabilities	874.4	878.7
Total long-term liabilities	1,235.4	1,244.6
Commitments and contingent liabilities (Note 13)
Equity:
Common stock (51,050,116 and 42,499,436 issued and outstanding at July 1, 2017, respectively, 50,754,779 and 41,940,089 issued and outstanding at December 31, 2016, respectively)	0.5	0.5
Paid-in capital	1,301.5	1,307.9
Retained deficit	(823.2)	(831.6)
Accumulated other comprehensive income	234.2	235.1
Common stock in treasury (8,550,680 and 8,814,690 shares at July 1, 2017 and December 31, 2016, respectively)	(504.3)	(520.3)
Total equity	208.7	191.6
TOTAL LIABILITIES AND EQUITY	$1,929.4	$1,912.5
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 1, 2017	July 2, 2016
Cash flows used in operating activities:
Net Income	$8.4	$16.6
Less: Income (loss) from discontinued operations, net of tax	6.4	(10.1)
Income from continuing operations	2.0	26.7
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Special charges, net	1.0	2.9
Gain on sale of dry cooling business	—	(16.7)
Impairment of intangible assets	—	4.0
Deferred and other income taxes	(3.8)	1.7
Depreciation and amortization	12.6	13.2
Pension and other employee benefits	7.5	8.6
Long-term incentive compensation	6.8	6.1
Other, net	1.7	1.4
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	6.1	33.9
Inventories	(20.3)	(17.5)
Accounts payable, accrued expenses and other	(22.3)	(76.8)
Cash spending on restructuring actions	(1.0)	(1.2)
Net cash used in continuing operations	(9.7)	(13.7)
Net cash used in discontinued operations	(5.7)	(25.7)
Net cash used in operating activities	(15.4)	(39.4)
Cash flows from (used in) investing activities:
Proceeds from asset sales	—	46.0
Capital expenditures	(4.8)	(3.7)
Net cash from (used in) continuing operations	(4.8)	42.3
Net cash used in discontinued operations	—	(2.3)
Net cash from (used in) investing activities	(4.8)	40.0
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	16.0	65.0
Repayments under senior credit facilities	(24.7)	(65.0)
Borrowings under trade receivables financing arrangement	40.0	20.0
Repayments under trade receivables financing arrangement	(19.0)	(20.0)
Net repayments under other financing arrangements	(2.7)	(0.6)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.8)	(1.6)
Net cash from (used in) continuing operations	7.8	(2.2)
Net cash from (used in) discontinued operations	—	—
Net cash from (used in) financing activities	7.8	(2.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.7)	2.2
Net change in cash and equivalents	(16.1)	0.6
Consolidated cash and equivalents, beginning of period	99.6	101.4
Consolidated cash and equivalents, end of period	$83.5	$102.0
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

Sale of Balcke Dürr Business

On December 30, 2016, we completed the sale of Balcke Dürr to a subsidiary of mutares AG (the “Buyer”) for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale and provided the Buyer with a non-interest bearing loan of $9.1, payable in installments due at the end of 2018 and 2019. The results of Balcke Dürr are presented as a discontinued operation within the accompanying condensed consolidated financial statements. In connection with the sale, we recorded a net loss of $78.6 in the fourth quarter of 2016 to “Gain (loss) on disposition of discontinued operations, net of tax.” During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. During the second quarter of 2017, we increased the net loss associated with the sale of Balcke Dürr by $0.4, with the increase resulting from adjustments to liabilities retained in connection with the sale.

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

The final sales price for Balcke Dürr is subject to adjustment based on cash and working capital existing at the closing date and is subject to agreement with the Buyer. Final agreement of the cash and working capital amounts with the Buyer has yet to occur. Accordingly, it is possible that the sales price and resulting loss for this divestiture may be materially adjusted in subsequent periods.

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

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results for the first half of 2017, when compared to the consolidated operating results for the first half of 2016.
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

In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We adopted this guidance on January 1, 2017, and, thus, excess income tax benefits recognized on stock-based compensation awards are now being reflected, on a prospective basis, in our condensed consolidated statement of operations as a component of the provision for income taxes (versus the previous requirement to reflect such amounts within “equity”). In accordance with this prospective adoption, we recognized income tax benefits of $0.2 and $1.2 in our condensed consolidated statements of operations for the three and six months ended July 1, 2017, respectively. In addition, we prospectively adopted the amendment to present excess income tax benefits on share-based compensation awards as an operating activity within our condensed consolidated statement of cash flows (versus the previous requirement to reflect such amounts as a financing activity), which resulted in the classification of $1.2 of such income tax benefits within operating activities of the condensed consolidated statement of cash flows for the six months ended July 1, 2017. Cash paid on employees’ behalf related to shares withheld for income taxes payable continues to be classified as a financing activity. Lastly, we elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation expense to be recognized in each period.

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

In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operations. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operations. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The amendment to the presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost shall be applied retrospectively. Early adoption is permitted. We will adopt the standard effective January 1, 2018. The adoption is not expected to have a material impact on our condensed consolidated financial statements. See Note 9 for details of our pension and postretirement expense.

(3)	DISCONTINUED OPERATIONS
As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying condensed consolidated financial statements for the three and six months ended July 2, 2016. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three and six months ended July 2, 2016 are shown below:

	Three months ended	Six months ended
	July 2, 2016	July 2, 2016
Revenues	$41.5	$70.2
Costs and expenses:
Cost of products sold	37.8	66.6
Selling, general and administrative	8.2	16.1
Special charges (credits), net	(0.4)	(0.6)
Other expense, net	(0.2)	(0.2)
Loss before taxes	(4.3)	(12.1)
Income tax benefit	1.2	3.5
Loss from discontinued operations, net of tax	$(3.1)	$(8.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the six months ended July 2, 2016:

Non-cash items included in loss from discontinued operations:
Depreciation and amortization	$1.0
Capital expenditures	0.6
During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. During the second quarter of 2017, we increased the net loss associated with the sale of Balcke Dürr by $0.4, with the increase resulting from adjustments to liabilities retained in connection with the sale. In addition to the adjustment for the net loss related to the Balcke Dürr sale, we recognized net losses of $0.3 and $0.4 during the three and six months ended July 1, 2017, and $0.4 and $1.5 during the three and six months ended July 2, 2016, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.
For the three and six months ended July 1, 2017 and July 2, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balcke Dürr
Loss from discontinued operations	$(0.5)	$(4.3)	$(2.6)	$(12.1)
Income tax benefit	0.1	1.2	9.4	3.5
Income (loss) from discontinued operations, net	(0.4)	(3.1)	6.8	(8.6)

All other
Loss from discontinued operations	(0.4)	(0.6)	(0.9)	(1.8)
Income tax benefit	0.1	0.2	0.5	0.3
Loss from discontinued operations, net	(0.3)	(0.4)	(0.4)	(1.5)

Total
Loss from discontinued operations	(0.9)	(4.9)	(3.5)	(13.9)
Income tax benefit	0.2	1.4	9.9	3.8
Income (loss) from discontinued operations, net	$(0.7)	$(3.5)	$6.4	$(10.1)
(4)                              INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the three and six months ended July 1, 2017 and July 2, 2016 are presented below:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues: (1)
HVAC segment	$120.3	$121.9	$230.4	$233.5
Detection and Measurement segment	64.5	60.1	118.1	115.5
Engineered Solutions segment (2)	164.9	189.4	341.8	383.0
Consolidated revenues	$349.7	$371.4	$690.3	$732.0

Income (loss):
HVAC segment	$15.4	$17.1	$31.9	$33.0
Detection and Measurement segment	17.3	12.1	28.5	23.1
Engineered Solutions segment (2)	(12.0)	3.0	(5.4)	5.9
Total income for segments	20.7	32.2	55.0	62.0

Corporate expense	(11.3)	(8.6)	(22.7)	(20.0)
Long-term incentive compensation expense	(3.6)	(3.4)	(6.8)	(6.1)
Pension and postretirement expense	(1.2)	(2.8)	(2.6)	(3.8)
Special charges, net	(0.5)	(2.4)	(1.0)	(2.9)
Impairment of intangible assets	—	—	—	(4.0)
Gain (loss) on sale of dry cooling business	—	(1.2)	—	16.7
Consolidated operating income	$4.1	$13.8	$21.9	$41.9
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $65.8 and $80.1 in the three months ended July 1, 2017 and July 2, 2016, respectively. For the six months ended July 1, 2017 and July 2, 2016, revenues under the percentage-of-completion method were $144.6 and $184.4, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $31.3 and $33.9 as of July 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $42.0 and $53.3 as of July 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(2)
As further discussed in Note 13, during the second quarter of 2017, we made revisions to our expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $13.5 and $22.9, respectively, for the three and six months ended July 1, 2017.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended July 1, 2017 and July 2, 2016 are described in more detail below:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
HVAC segment	$0.3	$—	$0.4	$—
Detection and Measurement segment	—	—	0.3	0.2
Engineered Solutions segment	0.2	2.4	0.2	2.7
Corporate	—	—	0.1	—
Total	$0.5	$2.4	$1.0	$2.9
HVAC Segment — Charges for the three and six months ended July 1, 2017 related primarily to severance costs associated with a restructuring action at the segment’s Cooling Americas business.
Detection and Measurement Segment — Charges for the six months ended July 1, 2017 related to severance costs associated with a restructuring action at the segment’s communication technologies business during the first quarter of 2017. Charges for the six months ended July 2, 2016 related to severance costs associated with a restructuring action at the segment’s bus fare collection systems business.

Engineered Solutions Segment — Charges for the three and six months ended July 1, 2017 related primarily to severance costs associated with a restructuring action at the segment’s process cooling business. Charges for the three and six months ended July 2, 2016 related to a restructuring actions at the segment’s SPX Heat Transfer (“Heat Transfer”) business. The costs incurred for the Heat Transfer business restructuring action included asset impairment charges of $2.6 associated with the discontinuance of a product line and severance costs.
Corporate — Charges for the six months ended July 1, 2017 related to severance costs incurred in connection with the sale of Balcke Dürr.
Expected charges still to be incurred under actions approved as of July 1, 2017 are approximately $0.1.
The following is an analysis of our restructuring liabilities for the six months ended July 1, 2017 and July 2, 2016:

	Six months ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$0.9	$1.6
Special charges (1)	1.0	0.3
Utilization — cash	(1.0)	(1.2)
Currency translation adjustment and other	—	(0.1)
Balance at end of period	$0.9	$0.6
___________________________

(1)	The six months ended July 1, 2017 and July 2, 2016 included $0.0 and $2.6 of non-cash charges, respectively, that did not impact the restructuring liability.

(6)	INVENTORIES, NET
Inventories at July 1, 2017 and December 31, 2016 comprised the following:

	July 1, 2017	December 31, 2016
Finished goods	$49.7	$43.0
Work in process	59.8	50.0
Raw materials and purchased parts	70.9	64.9
Total FIFO cost	180.4	157.9
Excess of FIFO cost over LIFO inventory value	(12.1)	(12.2)
Total inventories, net	$168.3	$145.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 55% and 51% of total inventory at July 1, 2017 and December 31, 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	July 1, 2017
HVAC segment
Gross goodwill	$258.5	$—	$3.3	$261.8
Accumulated impairments	(144.2)	—	(0.3)	(144.5)
Goodwill	114.3	—	3.0	117.3

Detection and Measurement segment
Gross goodwill	214.4	—	1.4	215.8
Accumulated impairments	(134.2)	—	(1.1)	(135.3)
Goodwill	80.2	—	0.3	80.5

Engineered Solutions segment
Gross goodwill	351.4	—	4.6	356.0
Accumulated impairments	(205.5)	—	(4.2)	(209.7)
Goodwill	145.9	—	0.4	146.3

Total
Gross goodwill	824.3	—	9.3	833.6
Accumulated impairments	(483.9)	—	(5.6)	(489.5)
Goodwill	$340.4	$—	$3.7	$344.1

Other Intangibles, Net
Identifiable intangible assets at July 1, 2017 and December 31, 2016 comprised the following:

	July 1, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$1.4	$(1.4)	$—	$1.4	$(1.4)	$—
Technology	2.1	(0.4)	1.7	2.1	(0.4)	1.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	12.7	(7.7)	5.0	12.7	(7.4)	5.3
	20.7	(14.0)	6.7	20.7	(13.7)	7.0
Trademarks with indefinite lives	111.7	—	111.7	110.9	—	110.9
Total (1)	$132.4	$(14.0)	$118.4	$131.6	$(13.7)	$117.9
___________________________

(1)	Changes in the gross carrying values of “Other Intangibles, Net” during the six months ended July 1, 2017 related to foreign currency translation.
At July 1, 2017, the net carrying value of intangible assets with determinable lives consisted of $4.0 in the HVAC segment and $2.7 in the Engineered Solutions segment. At July 1, 2017, trademarks with indefinite lives consisted of $89.3 in the HVAC segment, $10.0 in the Detection and Measurement segment and $12.4 in the Engineered Solutions segment.
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
In the first quarter of 2016, we recorded an impairment charge of $4.0 related to trademarks of our Heat Transfer business. No impairment charges were recorded in the first half of 2017.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$35.8	$36.3
Provisions	5.2	6.6
Usage	(8.1)	(8.2)
Currency translation adjustment	0.2	(0.3)
Balance at end of period	33.1	34.4
Less: Current portion of warranty	12.7	15.8
Non-current portion of warranty	$20.4	$18.6

(9)	EMPLOYEE BENEFIT PLANS
In connection with the spin-off of SPX Flow, Inc. (“SPX Flow”) on September 26, 2015, participants in the SPX U.S. Pension Plan (the “U.S. Plan”) that were transferred to SPX FLOW became eligible to elect a lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. During the second quarter of 2016, approximately 9%, or $25.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments. In connection with these lump-sum payments, we remeasured the assets and liabilities of the U.S. Plan as of May 31, 2016, which resulted in a charge to net periodic pension benefit expense of $1.0 during the quarter.
During the second quarter of 2016, we made lump-sum payments to certain participants of the Supplemental Individual Account Retirement Plan (“SIARP”), settling approximately 22%, or $2.7, of the SIARP’s projected benefit obligation. In connection with these lump-sum payments, we remeasured the liabilities of the SIARP as of June 30, 2016, which resulted in a charge to net periodic pension benefit expense of $0.8 during the quarter.
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.3	3.5	6.6	7.1
Expected return on plan assets	(2.5)	(3.2)	(5.0)	(6.4)
Recognized net actuarial loss	—	1.8	—	1.8
Total net periodic pension benefit expense	$0.9	$2.2	$1.8	$2.7

Foreign Pension Plans

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$—	$—
Interest cost	1.2	1.5	2.4	2.9
Expected return on plan assets	(1.6)	(1.8)	(3.1)	(3.5)
Net periodic pension benefit income	$(0.4)	$(0.3)	$(0.7)	$(0.6)
Postretirement Plans

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$—	$—
Interest cost	0.9	1.1	1.9	2.1
Amortization of unrecognized prior service credits	(0.2)	(0.2)	(0.4)	(0.4)
Net periodic postretirement benefit expense	$0.7	$0.9	$1.5	$1.7

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended July 1, 2017:

	December 31, 2016	Borrowings	Repayments	Other(4)	July 1, 2017
Revolving loans	$—	$16.0	$(16.0)	$—	$—
Term loan (1)	339.6	—	(8.7)	0.2	331.1
Trade receivables financing arrangement (2)	—	40.0	(19.0)	—	21.0
Other indebtedness (3)	16.6	21.4	(24.1)	1.4	15.3
Total debt	356.2	$77.4	$(67.8)	$1.6	367.4
Less: short-term debt	14.8				33.9
Less: current maturities of long-term debt	17.9				18.1
Total long-term debt	$323.5				$315.4
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.4 and $1.6 at July 1, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 1, 2017, we had $22.9 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.0 and $3.9, capital lease obligations of $2.4 and $1.7, and borrowings under lines of credit in South Africa and China totaling $9.2 and $10.2 at July 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
At July 1, 2017, we had $36.1 and $195.2 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.0% at July 1, 2017.

At July 1, 2017, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of July 1, 2017, the aggregate notional amounts of the Swaps was $166.9 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.9. In addition, we have recorded a long-term asset of $1.9 to recognize the fair value of these Swaps. These changes in fair value are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $5.3 and $8.8 outstanding as of July 1, 2017 and December 31, 2016, respectively, with all of the $5.3 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.4 and $0.9 at July 1, 2017 and December 31, 2016, respectively, with all of the $0.4 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of July 1, 2017 and December 31, 2016.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At July 1, 2017 and December 31, 2016, the outstanding notional amount of commodity contracts was 4.3 and 4.1 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of July 1, 2017 and December 31, 2016, the fair value of these contracts was $0.5 (current asset) and $1.1 (current asset), respectively. The unrealized gains, net of tax, recorded in AOCI were $0.4 and $0.8 as of July 1, 2017 and December 31, 2016, respectively. We anticipate reclassifying the unrealized gains as of July 1, 2017 to income over the next 12 months.

(12)	SHAREHOLDERS’ EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Weighted-average number of common shares used in basic income per share	42.388	41.594	42.249	41.443
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	—	—	1.373	0.311
Weighted-average number of common shares and dilutive securities used in diluted income per share	42.388	41.594	43.622	41.754
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.476 and 1.037, respectively, for the three months ended July 1, 2017, and 0.435 and 1.010, respectively, for the six months ended July 1, 2017. In addition, for the three months ended July 1, 2017, 0.804 and 0.597 of restricted stock shares/units and stock options, respectively, were excluded from the related computation of diluted income per share due to the net loss from continuing operations attributable to SPX common shareholders during the period.
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 1.365 and 1.417, respectively, for the three months ended July 2, 2016 and 1.254 and 1.251, respectively, for the six months ended July 2, 2016. In addition, for the three months ended July 2, 2016, 0.359 and 0.001 of restricted stock shares/units and stock options, respectively, were excluded from the related computation of diluted income per share due to the net loss from continuing operations attributable to SPX common shareholders during the period.
Long-Term Incentive Compensation
Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2017 is included in our 2016 Annual Report on Form 10-K.
Awards granted on March 1, 2017 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, time-based restricted stock units (“RSU’s”), and long-term cash awards, while other eligible employees were granted RSU’s and long-term cash awards. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant. Long-term cash awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achieving a target segment income amount over the three-year measurement period.

Effective May 8, 2017, we granted 0.024 RSU’s to our Non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2018.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.6 and $3.4 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $6.8 and $6.1 for the six months ended July 1, 2017 and July 2, 2016, respectively. The related tax benefit was $1.4 and $1.3 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $2.6 and $2.3 for the six months ended July 1, 2017 and July 2, 2016, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.2	$2.2	$3.7	$234.1
Other comprehensive income (loss) before reclassifications	1.1	(0.6)	—	0.5
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(0.1)	(0.4)
Current-period other comprehensive income (loss)	1.1	(0.9)	(0.1)	0.1
Balance at end of period	$229.3	$1.3	$3.6	$234.2
__________________________

(1)	Net of tax provision of $0.8 and $1.3 as of July 1, 2017 and April 1, 2017, respectively.

(2)	Net of tax provision of $2.6 and $2.7 as of July 1, 2017 and April 1, 2017, respectively. The balances as of July 1, 2017 and April 1, 2017 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$229.7	$1.5	$3.9	$235.1
Other comprehensive income (loss) before reclassifications	(0.4)	0.5	—	0.1
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	(0.3)	(1.0)
Current-period other comprehensive loss	(0.4)	(0.2)	(0.3)	(0.9)
Balance at end of period	$229.3	$1.3	$3.6	$234.2
_________________________

(1)	Net of tax provision of $0.8 and $0.9 as of July 1, 2017 and December 31, 2016, respectively.

(2)	Net of tax provision of $2.6 and $2.7 as of July 1, 2017 and December 31, 2016. The balances as of July 1, 2017 and December 31, 2016 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$241.9	$(0.6)	$4.3	$245.6
Other comprehensive loss before reclassifications	(2.3)	(1.5)	—	(3.8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	(0.1)	0.4
Current-period other comprehensive loss	(2.3)	(1.0)	(0.1)	(3.4)
Balance at end of period	$239.6	$(1.6)	$4.2	$242.2
___________________________

(1)	Net of tax benefit of $1.0 and $0.4 as of July 2, 2016 and April 2, 2016, respectively.

(2)	Net of tax provision of $3.0 and $3.1 as of July 2, 2016 and April 2, 2016, respectively. The balances as of July 2, 2016 and April 2, 2016 include net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 2, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive loss before reclassifications	(0.6)	(1.7)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(40.4)	1.9	(0.3)	(38.8)
Current-period other comprehensive income (loss)	(41.0)	0.2	(0.3)	(41.1)
Balance at end of period	$239.6	$(1.6)	$4.2	$242.2
__________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain (loss) on sale of dry cooling business.”

(2)	Net of tax benefit of $1.0 and $0.8 as of July 2, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $3.0 and $3.1 as of July 2, 2016 and December 31, 2015, respectively. The balances as of July 2, 2016 and December 31, 2015 include net unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended July 1, 2017 and July 2, 2016:

	Amount Reclassified from AOCI
	Three months ended
	July 1, 2017	July 2, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$—	Revenues
Commodity contracts	(0.7)	0.9	Cost of products sold
Swaps	0.2	—	Interest expense
Pre-tax	(0.5)	0.9
Income taxes	0.2	(0.4)
	$(0.3)	$0.5

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.2)	$(0.2)	Selling, general and administrative
Pre-tax	(0.2)	(0.2)
Income taxes	0.1	0.1
	$(0.1)	$(0.1)
The following summarizes amounts reclassified from each component of accumulated comprehensive income (loss) for the six months ended July 1, 2017 and July 2, 2016:

	Amount Reclassified from AOCI
	Six months ended
	July 1, 2017	July 2, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$1.0	Revenues
Commodity contracts	(1.4)	1.6	Cost of products sold
Swaps	0.3	—	Interest expense
Pre-tax	(1.1)	2.6
Income taxes	0.4	(0.7)
	$(0.7)	$1.9

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.4)	$(0.4)	Selling, general and administrative
Pre-tax	(0.4)	(0.4)
Income taxes	0.1	0.1
	$(0.3)	$(0.3)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$—	$(40.4)	Gain (loss) on sale of dry cooling business
Common Stock in Treasury
During the six months ended July 1, 2017 and July 2, 2016, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $16.0 and $17.7, respectively.
Changes in Equity
A summary of the changes in equity for the three months ended July 1, 2017 and July 2, 2016 is provided below:

	July 1, 2017			July 2, 2016
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$211.0	$—	$211.0	$322.8	$(37.5)	$285.3
Net income (loss)	(9.0)	—	(9.0)	4.0	(1.0)	3.0
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.5 and $0.6 for the three months ended July 1, 2017 and July 2, 2016, respectively	(0.9)	—	(0.9)	(1.0)	—	(1.0)
Pension and postretirement liability adjustment, net of tax benefit of $0.1 for the three months ended July 2, 2017 and July 2, 2016	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Foreign currency translation adjustments	1.1	—	1.1	(2.3)	(0.2)	(2.5)
Total comprehensive income (loss), net	(8.9)	—	(8.9)	0.6	(1.2)	(0.6)
Incentive plan activity	3.6	—	3.6	1.9	—	1.9
Long-term incentive compensation expense	3.0	—	3.0	3.2	—	3.2
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.0 and $0.1 for the three months ended July 1, 2017 and July 2, 2016, respectively	—	—	—	0.1	—	0.1
Adjustment related to redeemable noncontrolling interest (see Note 13)	—	—	—	(56.0)	38.7	(17.3)
Equity, end of period	$208.7	$—	$208.7	$272.6	$—	$272.6

A summary of the changes in equity for the six months ended July 1, 2017 and July 2, 2016 is provided below:

	July 1, 2017			July 2, 2016
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$191.6	$—	$191.6	$345.4	$(37.1)	$308.3
Net income (loss)	8.4	—	8.4	17.0	(0.4)	16.6
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit of $0.1 and $0.2 for the six months ended July 1, 2017 and July 2, 2016, respectively	(0.2)	—	(0.2)	0.2	—	0.2
Pension and postretirement liability adjustment, net of tax benefit of $0.1 for the six months ended July 1, 2017 and July 2, 2016	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Foreign currency translation adjustments	(0.4)	—	(0.4)	(41.0)	(1.2)	(42.2)
Total comprehensive income (loss), net	7.5	—	7.5	(24.1)	(1.6)	(25.7)
Incentive plan activity	7.4	—	7.4	4.6	—	4.6
Long-term incentive compensation expense	5.8	—	5.8	5.9	—	5.9
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax provision of $0.0 and $1.5 for the six months ended July 1, 2017 and July 2, 2016, respectively	(3.6)	—	(3.6)	(3.2)	—	(3.2)
Adjustment related to redeemable noncontrolling interest (see Note 13)	—	—	—	(56.0)	38.7	(17.3)
Equity, end of period	$208.7	$—	$208.7	$272.6	$—	$272.6

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $651.4 (including $606.1 for asbestos product liability matters) and $653.5 (including $605.6 for asbestos product liability matters) at July 1, 2017 and December 31, 2016, respectively. Of these amounts, $615.7 and $621.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 1, 2017 and December 31, 2016, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended July 1, 2017 and July 2, 2016, our payments for asbestos-related matters, net of insurance recoveries, were $1.2 and $1.3, respectively. During the six months ended July 1, 2017, our insurance recoveries for asbestos-related matters, net of payments, were $7.8, which included cash proceeds received during the first quarter of 2017 of $8.5 related to a settlement reached with an insurance carrier. During the six months ended July 2, 2016, our payments for asbestos-related matters, net of insurance recoveries, were $3.0. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $554.0 and $564.4 at July 1, 2017 and December 31, 2016, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three and six months ended July 1, 2017, we recorded a charge to “Other income (expense), net” of $3.0 associated with the settlement of a group of asbestos-related claims, while there were no such charges during the three and six months ended July 2, 2016.
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
Over the last two years, we have implemented various controls and initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, we have experienced higher than expected costs as we complete certain scopes of work. Lastly, during the second quarter of 2017, we became aware of financial challenges facing one of our sub-contractors, which will negatively impact the ultimate cost of the related project scope. As a result of these efforts to accelerate certain timelines, the higher than expected costs on certain scopes of work, and the aforementioned sub-contractor financial challenges, we determined during the second quarter of 2017 that additional cost would be required in order to complete certain remaining portions of the projects. As such, we revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $22.9 during the three and six months ended July 1, 2017, which is comprised of a reduction in revenue of $13.5 and an increase in cost of products sold of $9.4.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount of expected recovery is probable and reasonably estimable. At July 1, 2017, the projected revenues related to our large power projects in South Africa included approximately $27.6 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $19.8) within “Accrued expenses” on our condensed consolidated balance sheet as of July 1, 2017, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the second quarter of 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the three and six months ended July 2, 2016.
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
On November 4, 2016, the jury for the trial in the District Court found in favor of SPXCT. The verdict by the District Court is currently under appeal by BAC. We believe that we will ultimately be successful in any future judicial processes; however, to the extent we are not successful, the outcome could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of July 1, 2017, we had liabilities for site investigation and/or remediation at 28 sites (30 sites at December 31, 2016) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of July 1, 2017, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 22 sites at which the liability has not been settled, of which 8 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
Uncertain Tax Benefits
As of July 1, 2017, we had gross unrecognized tax benefits of $37.9 (net unrecognized tax benefits of $25.2). Of these net unrecognized tax benefits, $20.3 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 1, 2017, gross accrued interest totaled $4.5 (net accrued interest of $2.9). As of July 1, 2017, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended July 1, 2017, we recorded an income tax provision of $6.0 on $2.3 of a pre-tax loss from continuing operations, resulting in an effective tax rate of (260.9)%. This compares to an income tax provision for the three months ended July 2, 2016 of $3.8 on $10.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.9%. The most significant item impacting the income tax provision for the second quarter of 2017 was $24.6 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the income tax provision for the second quarter of 2016 was $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.

For the six months ended July 1, 2017, we recorded an income tax provision of $9.2 on $11.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 82.1%. This compares to an income tax provision for the six months ended July 2, 2016 of $9.6 on $36.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 26.4%. The most significant items impacting the income tax provision for the first six months of 2017 were (i) $29.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards which vested in the period. The most significant items impacting the income tax provision for the first six months of 2016 were (i) $0.3 of income taxes that were provided in connection with the $16.7 gain that was recorded on the sale of the dry cooling business and (ii) $9.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 1, in connection with the sale of Balcke Dürr, parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 existing at the time of the sale will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during the six months ended July 1, 2017.

	Six months ended July 1, 2017
	Guarantees and Bonds Liability	Indemnification Assets
Balance as of December 31, 2016 (1) (2)	$9.9	$4.8
Reduction/Amortization for the period (3)	(1.1)	(1.3)
Impact of changes in foreign currency rates	0.9	0.5
Balance as of July 1, 2017 (2)	$9.7	$4.0
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

As of July 1, 2017, the outstanding parent company guarantees and bank and surety bonds totaled €79.0 and €64.5, respectively. In addition, the cash collateral of €4.0 and the guarantee provided by mutares AG of €5.0 continue to serve as security for the indemnifications noted above.
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
As of July 1, 2017, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of July 1, 2017 and December 31, 2016 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended July 1, 2017 decreased by $21.7 (or 5.8%) and $41.7 (or 5.7%), respectively, when compared to the same periods in 2016. The decrease in revenues was primarily driven by a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on the large power projects in South Africa (see Note 13 to our condensed consolidated financial statements herein for additional details) and a decline in organic revenue within our Engineered Solutions reportable segment.
During the three and six months ended July 1, 2017, we generated operating income of $4.1 and $21.9, respectively, compared to $13.8 and $41.9 for the same periods in 2016. Operating income for the three and six months ended July 1, 2017 included a charge of $22.9 related to our large power projects in South Africa. In addition, operating income for the three and six months ended July 1, 2017 was impacted favorably by a more profitable mix of projects within our process cooling business, the impact of organic revenue growth within our Detection and Measurement segment, and cost reductions associated with restructuring actions implemented over the past year within our Detection and Measurement and Engineered Solutions segments. Operating income for the six months ended July 2, 2016 included a gain on the sale of the dry cooling business of $16.7, an impairment charge of $4.0 associated with the trademarks of our SPX Heat Transfer (“Heat Transfer”) business, and operating losses for the dry cooling business prior to its sale at the end of the first quarter of 2016.
Cash flows used in continuing operations totaled $9.7 during the first six months of 2017, compared to $13.7 during the first six months of 2016. The decrease in cash flows used in continuing operations was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital and (ii) the impact of the sale of dry cooling business, as the dry cooling business used cash in operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017. These additional operating cash flows during the first half of 2017 were offset partially by a year-over-year increase in income tax payments ($16.4 in the first half of 2017, compared to $2.0 in the first half of 2016) and an increase in cash outflows associated with our large power projects in South Africa.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2016 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results for the first half of 2017, when compared to the consolidated operating results for the first half of 2016.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the revenue reduction that resulted from the second quarter 2017 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $13.5 for the three and six months ended July 1, 2017. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended July 1, 2017 and July 2, 2016, respectively, including the reconciliation of organic revenue decline to net revenue decrease:

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$349.7	$371.4	(5.8)	$690.3	$732.0	(5.7)
Gross profit	76.1	91.1	(16.5)	164.2	181.0	(9.3)
% of revenues	21.8%	24.5%		23.8%	24.7%
Selling, general and administrative expense	71.4	72.8	(1.9)	141.0	147.1	(4.1)
% of revenues	20.4%	19.6%		20.4%	20.1%
Intangible amortization	0.1	0.9	(88.9)	0.3	1.8	(83.3)
Special charges, net	0.5	2.4	(79.2)	1.0	2.9	(65.5)
Impairment of intangible assets	—	—	*	—	4.0	*
Gain (loss) on sale of dry cooling business	—	(1.2)	*	—	16.7	*
Other income (expense), net	(2.1)	0.1	*	(2.8)	1.3	*
Interest expense, net	(4.3)	(3.6)	19.4	(7.9)	(6.9)	14.5
Income (loss) from continuing operations before income taxes	(2.3)	10.3	*	11.2	36.3	*
Income tax provision	(6.0)	(3.8)	*	(9.2)	(9.6)	*
Income (loss) from continuing operations	(8.3)	6.5	*	2.0	26.7	*

Components of consolidated revenue decrease:
Organic decline			(2.7)			(3.5)
Foreign currency			0.5			0.5
Sale of dry cooling business			—			(0.9)
South Africa revenue revision			(3.6)			(1.8)
Net revenue decrease			(5.8)			(5.7)

___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three and six months ended July 1, 2017, the decrease in revenues, compared to the respective periods in 2016, was primarily due to a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on the large power projects in South Africa and a decline in organic revenue. The decline in organic revenue was due primarily to lower sales within our Engineered Solutions reportable segment. In addition, revenues for the six months ended July 1, 2017 were lower, compared to the respective period in 2016, as a result of the sale of the dry cooling business at the end of the first quarter of 2016. See “Results of Reportable Segments” for additional details.
Gross Profit — The decrease in gross profit and gross profit as a percentage of revenues for the three and six months ended July 1, 2017, compared to the respective periods in 2016, was due primarily to a reduction in gross profit of $22.9 during the second quarter of 2017 resulting from a revision to the expected revenues and profits of our large power projects in South Africa, partially offset by a more profitable mix of projects with our process cooling business.
Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended July 1, 2017, the decrease in SG&A expense, compared to the respective periods in 2016, was due primarily to the impact of the sale of the dry cooling business at the end of the first quarter of 2016 and cost reductions associated with restructuring actions implemented over the past year.
Intangible Amortization — For the three and six months ended July 1, 2017, the decline in intangible amortization was primarily due to the impact of the $23.9 impairment charge recorded in the fourth quarter of 2016 associated with our Heat Transfer business’s definite-lived intangible assets.
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
Gain (loss) on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain of $17.9. During the second quarter of 2016, we recorded a charge of $1.2 in connection with an adjustment to certain liabilities that we retained. See Note 1 to our condensed consolidated financial statements for additional details.
Other Income (Expense), net — Other expense, net, for the three months ended July 1, 2017 was composed primarily of a charge of $3.0 associated with the settlement of a group of asbestos-related claims and foreign currency transaction losses of $0.8, partially offset by income derived from company-owned life insurance policies of $0.7, income associated with transition services provided in connection with business dispositions of $0.4, gains on currency forward embedded derivatives (“FX embedded derivatives”) of $0.2, and equity earnings in joint ventures of $0.2.
Other income, net, for the three months ended July 2, 2016 was composed of income derived from company-owned life insurance policies of $1.1, income associated with transition services provided in connection with business dispositions of $0.5, equity earnings in joint ventures of $0.4, and foreign currency transaction gains of $0.3, partially offset by losses on FX forward contracts of $2.2.
Other expense, net, for the six months ended July 1, 2017 was composed primarily of a charge of $3.0 associated with the settlement of a group of asbestos-related claims, foreign currency transaction losses of $1.2, and losses on FX embedded derivatives of $0.4, partially offset by income derived from company-owned life insurance policies of $1.0, income associated with transition services provided in connection with business dispositions of $0.6, and equity earnings in joint ventures of $0.3.
Other income, net, for the six months ended July 2, 2016 was composed of income derived from company-owned life insurance policies of $1.6, foreign currency transaction gains of $1.5, equity earnings in joint ventures of $0.7, and income associated with transition services provided in connection with business dispositions of $0.5, partially offset by losses on FX forward contracts of $1.8 and losses on FX embedded derivatives of $1.2.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended July 1, 2017, compared to the same periods in 2016, was primarily a result of a higher weighted-average interest rate and higher average debt balances during the first six months of 2017, compared to the same period in 2016.

Income Tax Provision — For the three months ended July 1, 2017, we recorded an income tax provision of $6.0 on $2.3 of a pre-tax loss from continuing operations, resulting in an effective tax rate of (260.9)%. This compares to an income tax provision for the three months ended July 2, 2016 of $3.8 on $10.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.9%. The most significant item impacting the income tax provision for the second quarter of 2017 was $24.6 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely. The most significant item impacting the income tax provision for the second quarter of 2016 was $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
For the six months ended July 1, 2017, we recorded an income tax provision of $9.2 on $11.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 82.1%. This compares to an income tax provision for the six months ended July 2, 2016 of $9.6 on $36.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 26.4%. The most significant items impacting the income tax provision for the first six months of 2017 were (i) $29.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards which vested in the period. The most significant items impacting the income tax provision for the first six months of 2016 were (i) $0.3 of income taxes that were provided in connection with the $16.7 gain that was recorded on the sale of the dry cooling business and (ii) $9.7 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
RESULTS OF DISCONTINUED OPERATIONS
As indicated in Note 1 to our condensed consolidated financial statements, we completed the sale of Balcke Dürr on December 30, 2016 and the results of Balcke Dürr are presented as a discontinued operation for all periods presented. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three and six months ended July 2, 2016 are shown below:

	Three months ended	Six months ended
	July 2, 2016	July 2, 2016
Revenues	$41.5	$70.2
Costs and expenses:
Cost of products sold	37.8	66.6
Selling, general and administrative	8.2	16.1
Special charges (credits), net	(0.4)	(0.6)
Other expense, net	(0.2)	(0.2)
Loss before taxes	(4.3)	(12.1)
Income tax benefit	1.2	3.5
Loss from discontinued operations, net of tax	$(3.1)	$(8.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the six months ended July 2, 2016:

Non-cash items included in loss from discontinued operations:
Depreciation and amortization	$1.0
Capital expenditures	0.6
During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. During the second quarter of 2017, we increased the net loss associated with the sale of Balcke Dürr by $0.4, with the increase resulting from adjustments to liabilities retained in connection with the sale. In addition to the adjustment for the net loss related to the Balcke Dürr sale, we recognized net losses of $0.3 and $0.4 during the three and six months ended July 1, 2017, and $0.4 and $1.5 during the three and six months ended July 2, 2016, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.
For the three and six months ended July 1, 2017 and July 2, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balcke Dürr
Loss from discontinued operations	$(0.5)	$(4.3)	$(2.6)	$(12.1)
Income tax benefit	0.1	1.2	9.4	3.5
Income (loss) from discontinued operations, net	(0.4)	(3.1)	6.8	(8.6)

All other
Loss from discontinued operations	(0.4)	(0.6)	(0.9)	(1.8)
Income tax benefit	0.1	0.2	0.5	0.3
Loss from discontinued operations, net	(0.3)	(0.4)	(0.4)	(1.5)

Total
Loss from discontinued operations	(0.9)	(4.9)	(3.5)	(13.9)
Income tax benefit	0.2	1.4	9.9	3.8
Income (loss) from discontinued operations, net	$(0.7)	$(3.5)	$6.4	$(10.1)
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
HVAC Reportable Segment

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$120.3	$121.9	(1.3)	$230.4	$233.5	(1.3)
Income	15.4	17.1	(9.9)	31.9	33.0	(3.3)
% of revenues	12.8%	14.0%		13.8%	14.1%
Components of revenue decrease:
Organic decline			(0.7)			(0.6)
Foreign currency			(0.6)			(0.7)
Net revenue decrease			(1.3)			(1.3)
Revenues — For the three months ended July 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due to a decline in organic revenue and the impact of a stronger U.S. dollar during the 2017 period. The decline in organic revenue was primarily the result of a decrease in sales of cooling products, partially offset by an increase in sales of boilers and heating and ventilation products.
For the six months ended July 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due to the impact of a stronger U.S. dollar during the period and a decline in organic revenue. The decline in organic revenue was primarily the result of a decrease in sales of cooling products and boilers, partially offset by an increase in sales of heating and ventilation products.

Income — For the three and six months ended July 1, 2017, the decrease in income and margin, compared to the respective periods in 2016, was due primarily to the revenue decline noted above and a less profitable sales mix associated with cooling products during 2017.
Backlog — The segment had backlog of $39.8 and $46.5 as of July 1, 2017 and July 2, 2016, respectively.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$64.5	$60.1	7.3	$118.1	$115.5	2.3
Income	17.3	12.1	43.0	28.5	23.1	23.4
% of revenues	26.8%	20.1%		24.1%	20.0%
Components of revenue increase:
Organic growth			8.8			4.4
Foreign currency			(1.5)			(2.1)
Net revenue increase			7.3			2.3
Revenues — For the three months ended July 1, 2017, the increase in revenues, compared to the respective period in 2016, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the 2017 period. The increase in organic revenue was primarily the result of an increase in sales of bus fare collection systems and specialty lighting products.
For the six months ended July 1, 2017, the increase in revenues, compared to the respective period in 2016, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the 2017 period. The increase in organic revenue was due primarily to increases in sales of bus fare collection systems and specialty lighting products, partially offset by a decrease in sales of communication technologies products.
Income — For the three and six months ended July 1, 2017, the increase in income and margin, compared to the respective periods in 2016, was due primarily to the revenue increase noted above and lower SG&A costs resulting from restructuring actions at our bus fare collection systems’ and communication technologies’ businesses.
Backlog — The segment had backlog of $81.4 and $39.1 as of as of July 1, 2017 and July 2, 2016, respectively.
Engineered Solutions Reportable Segment

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$164.9	$189.4	(12.9)	$341.8	$383.0	(10.8)
Income (loss)	(12.0)	3.0	(500.0)	(5.4)	5.9	(191.5)
% of revenues	(7.3)%	1.6%		(1.6)%	1.5%
Components of revenue decrease:
Organic decline			(7.5)			(7.5)
Foreign currency			1.7			2.0
Sale of dry cooling business			—			(1.7)
South Africa revenue revision			(7.1)			(3.6)
Net revenue decrease			(12.9)			(10.8)
Revenues — For the three months ended July 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due primarily to a decline in organic revenue and a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits of the segment’s large power projects in South Africa, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during the period. The decline in organic revenue was primarily the result of lower sales of power transformers related to the timing of shipments.
For the six months ended July 1, 2017, the decrease in revenues, compared to the respective period in 2016, was due primarily to a decline in organic revenue, a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits of the segment’s large power projects in South Africa, and the impact of the sale of the dry cooling business at the end of the first quarter of 2016, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during the period. The decline in organic revenue was primarily the result of lower sales of power transformers related to the timing of shipments, as well as a decrease in sales of process cooling products.
Income (Loss) — For the three and six months ended July 1, 2017, the decrease in income and margin, compared to the respective periods in 2016, was due primarily to a reduction in profit of $22.9 associated with a revision during the second quarter of 2017 of the expected revenues and profits of the segment’s large power projects in South Africa. For the three and six months ended July 1, 2017, the segment’s operating results were impacted favorably, compared to the respective periods in 2016, by a more profitable mix of projects within the segment’s process cooling business, cost reductions at the segment’s Heat Transfer business associated with a restructuring action implemented in 2016, and improved operating efficiency within the segment’s power transformer business. In addition, the segment’s operating results for the six months ended July 1, 2017 were impacted favorably, compared to the respective period in 2016, by the aforementioned sale of the dry cooling business, as the business incurred a loss during the first quarter of 2016.
Backlog — The segment had backlog of $393.7 and $484.1 as of July 1, 2017 and July 2, 2016, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2017 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Total consolidated revenues	$349.7	$371.4	(5.8)	$690.3	$732.0	(5.7)
Corporate expense	11.3	8.6	31.4	22.7	20.0	13.5
% of revenues	3.2%	2.3%		3.3%	2.7%
Long-term incentive compensation expense	3.6	3.4	5.9	6.8	6.1	11.5
Pension and postretirement expense	1.2	2.8	(57.1)	2.6	3.8	(31.6)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense for the three and six months ended July 1, 2017, compared to the respective periods in 2016, was due primarily to higher incentive compensation expense resulting from a year-over-year increase in profitability, as well as, higher professional fees.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense during the three and six months ended July 1, 2017, compared to the respective periods in 2016, was due primarily to the timing and extent of compensation expense associated with awards granted to the members of our senior management team following the spin-off of SPX FLOW Inc. in the third quarter of 2015.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense during the three and six months ended July 1, 2017, compared to the respective periods in 2016, was due primarily to the impact of charges of $1.8 during the second quarter of 2016 associated with lump-sum benefit payments during the period to certain participants of the SPX U.S. Pension Plan and the Supplemental Individual Account Retirement Plan. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 1, 2017 and July 2, 2016.

	Six months ended
	July 1, 2017	July 2, 2016
Continuing operations:
Cash flows used in operating activities	$(9.7)	$(13.7)
Cash flows from (used in) investing activities	(4.8)	42.3
Cash flows from (used in) financing activities	7.8	(2.2)
Cash flows used in discontinued operations	(5.7)	(28.0)
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.7)	2.2
Net change in cash and equivalents	$(16.1)	$0.6
Operating Activities — The decrease in cash flows used in operating activities during the six months ended July 1, 2017, as compared to the same period in 2016, was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital and (ii) the impact of the sale of dry cooling business, as the dry cooling business used cash in operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017. These additional operating cash flows during the first half of 2017 were offset partially by a year-over-year increase in income tax payments ($16.4 in the first half of 2017, compared to $2.0 in the first half of 2016) and an increase in cash outflows associated with our large power projects in South Africa.

Investing Activities — Cash flows used in investing activities for the six months ended July 1, 2017 were comprised of capital expenditures of $4.8. Cash flows from investing activities for the six months ended July 2, 2016 related to proceeds from asset sales of $46.0 (including proceeds from the sale of the dry cooling business of $45.9), partially offset by capital expenditures of $3.7.
Financing Activities — Cash flows from financing activities for the six months ended July 1, 2017 primarily related to net borrowings under our various debt instruments of $9.6. Cash flows used in financing activities for the six months ended July 2, 2016 related to withholdings paid on behalf of employees for net share settlements of $1.6 and net repayments under our various debt instruments of $0.6.
Discontinued Operations — Cash flows used in discontinued operations for the six months ended July 1, 2017 related to disbursements for liabilities retained in connection with dispositions. Cash flows used in discontinued operations for the six months ended July 2, 2016 related to the operations of Balcke Dürr and, to a lesser extent, disbursements for liabilities retained in connection with dispositions prior to 2016.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first half of 2017 and 2016.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended July 1, 2017.

	December 31, 2016	Borrowings	Repayments	Other(4)	July 1, 2017
Revolving loans	$—	$16.0	$(16.0)	$—	$—
Term loan (1)	339.6	—	(8.7)	0.2	331.1
Trade receivables financing arrangement (2)	—	40.0	(19.0)	—	21.0
Other indebtedness (3)	16.6	21.4	(24.1)	1.4	15.3
Total debt	356.2	$77.4	$(67.8)	$1.6	367.4
Less: short-term debt	14.8				33.9
Less: current maturities of long-term debt	17.9				18.1
Total long-term debt	$323.5				$315.4
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.4 and $1.6 at July 1, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 1, 2017, we had $22.9 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.0 and $3.9, capital lease obligations of $2.4 and $1.7, and borrowings under lines of credit in South Africa and China of $9.2 and $10.2 at July 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At July 1, 2017, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At July 1, 2017, we had $313.9 of available borrowing capacity under our revolving credit facilities after giving effect to $36.1 reserved for outstanding letters of credit. In addition, at July 1, 2017, we had $104.8 of available issuance capacity under our foreign credit facilities after giving effect to $195.2 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $27.2 as of July 1, 2017. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.0 to $10.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 13 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2017.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 1, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (ii) Condensed Consolidated Balance Sheets at July 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 3, 2017	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 3, 2017	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (ii) Condensed Consolidated Balance Sheets at July 1, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.