Form 10-Q
period 2017-09-30
SPX CORP
filed 2017-11-03
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Common shares outstanding October 27, 2017, 42,609,256

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$348.5	$345.0	$1,038.8	$1,077.0
Costs and expenses:
Cost of products sold	263.4	264.2	789.5	815.2
Selling, general and administrative	62.9	68.5	203.9	215.6
Intangible amortization	0.2	0.8	0.5	2.6
Special charges, net	1.0	1.9	2.0	4.8
Impairment of intangible assets	—	—	—	4.0
Gain on contract settlement	10.2	—	10.2	—
Gain on sale of dry cooling business	—	1.7	—	18.4
Operating income	31.2	11.3	53.1	53.2

Other income (expense), net	(0.3)	0.9	(3.1)	2.2
Interest expense	(4.3)	(3.8)	(12.9)	(11.1)
Interest income	0.2	—	0.9	0.4
Loss on early extinguishment of debt	—	(1.3)	—	(1.3)
Income from continuing operations before income taxes	26.8	7.1	38.0	43.4
Income tax provision	(4.8)	(0.5)	(14.0)	(10.1)
Income from continuing operations	22.0	6.6	24.0	33.3

Loss from discontinued operations, net of tax	—	(4.0)	—	(12.6)
Gain (loss) on disposition of discontinued operations, net of tax	0.3	(0.7)	6.7	(2.2)
Income (loss) from discontinued operations, net of tax	0.3	(4.7)	6.7	(14.8)

Net income	22.3	1.9	30.7	18.5
Less: Net loss attributable to redeemable noncontrolling interests	—	—	—	(0.4)
Net income attributable to SPX Corporation common shareholders	22.3	1.9	30.7	18.9
Adjustment related to redeemable noncontrolling interest (Note 13)	—	—	—	(18.1)
Net income attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$22.3	$1.9	$30.7	$0.8

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income from continuing operations, net of tax	$22.0	$6.6	$24.0	$15.6
Income (loss) from discontinued operations, net of tax	0.3	(4.7)	6.7	(14.8)
Net income	$22.3	$1.9	$30.7	$0.8

Basic income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.51	$0.16	$0.56	$0.38
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.01	(0.12)	0.16	(0.36)
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.52	$0.04	$0.72	$0.02

Weighted-average number of common shares outstanding — basic	42.540	41.721	42.347	41.537

Diluted income per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.50	$0.16	$0.55	$0.37
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.01	(0.12)	0.15	(0.35)
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$0.51	$0.04	$0.70	$0.02

Weighted-average number of common shares outstanding — diluted	44.064	42.475	43.728	41.884

Comprehensive income (loss)	$41.4	$(4.9)	$48.9	$(30.6)
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$87.2	$99.6
Accounts receivable, net	266.6	251.7
Inventories, net	165.6	145.7
Other current assets	39.6	30.6
Total current assets	559.0	527.6
Property, plant and equipment:
Land	15.6	15.4
Buildings and leasehold improvements	119.7	117.3
Machinery and equipment	335.2	329.8
	470.5	462.5
Accumulated depreciation	(281.7)	(267.0)
Property, plant and equipment, net	188.8	195.5
Goodwill	345.4	340.4
Intangibles, net	117.7	117.9
Other assets	675.0	680.5
Deferred income taxes	46.9	50.6
TOTAL ASSETS	$1,932.8	$1,912.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$143.3	$137.6
Accrued expenses	284.3	304.3
Income taxes payable	1.4	1.7
Short-term debt	39.0	14.8
Current maturities of long-term debt	18.0	17.9
Total current liabilities	486.0	476.3
Long-term debt	311.0	323.5
Deferred and other income taxes	39.6	42.4
Other long-term liabilities	841.2	878.7
Total long-term liabilities	1,191.8	1,244.6
Commitments and contingent liabilities (Note 13)
Equity:
Common stock (51,113,497 and 42,573,512 issued and outstanding at September 30, 2017, respectively, 50,754,779 and 41,940,089 issued and outstanding at December 31, 2016, respectively)	0.5	0.5
Paid-in capital	1,305.7	1,307.9
Retained deficit	(800.9)	(831.6)
Accumulated other comprehensive income	253.3	235.1
Common stock in treasury (8,539,985 and 8,814,690 shares at September 30, 2017 and December 31, 2016, respectively)	(503.6)	(520.3)
Total equity	255.0	191.6
TOTAL LIABILITIES AND EQUITY	$1,932.8	$1,912.5
The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 30, 2017	October 1, 2016
Cash flows used in operating activities:
Net Income	$30.7	$18.5
Less: Income (loss) from discontinued operations, net of tax	6.7	(14.8)
Income from continuing operations	24.0	33.3
Adjustments to reconcile income from continuing operations to net cash used in operating activities:		0
Special charges, net	2.0	4.8
Gain on sale of dry cooling business	—	(18.4)
Impairment of intangible assets	—	4.0
Loss on early extinguishment of debt	—	1.3
Deferred and other income taxes	(0.7)	6.8
Depreciation and amortization	18.9	20.2
Pension and other employee benefits	8.3	11.9
Long-term incentive compensation	10.4	10.2
Other, net	2.9	0.2
Changes in operating assets and liabilities, net of effects from divestiture:
Accounts receivable and other assets	(18.0)	53.8
Inventories	(17.2)	(11.2)
Accounts payable, accrued expenses and other	(31.6)	(126.4)
Cash spending on restructuring actions	(1.4)	(1.8)
Net cash used in continuing operations	(2.4)	(11.3)
Net cash used in discontinued operations	(6.1)	(34.3)
Net cash used in operating activities	(8.5)	(45.6)
Cash flows from (used in) investing activities:
Proceeds from asset sales	—	47.7
Capital expenditures	(8.4)	(7.8)
Net cash from (used in) continuing operations	(8.4)	39.9
Net cash used in discontinued operations	—	(2.3)
Net cash from (used in) investing activities	(8.4)	37.6
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	46.4	56.2
Repayments under senior credit facilities	(59.5)	(60.6)
Borrowings under trade receivables financing arrangement	70.0	44.0
Repayments under trade receivables financing arrangement	(39.0)	(44.0)
Net repayments under other financing arrangements	(7.8)	(7.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.1)	(1.6)
Net cash from (used in) continuing operations	9.0	(13.1)
Net cash from (used in) discontinued operations	—	—
Net cash from (used in) financing activities	9.0	(13.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	(4.5)	3.1
Net change in cash and equivalents	(12.4)	(18.0)
Consolidated cash and equivalents, beginning of period	99.6	101.4
Consolidated cash and equivalents, end of period	$87.2	$83.4
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

We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and Note 15 for further discussion of the sale of Balcke Dürr. All other VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.

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

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results for the first nine months of 2017, when compared to the consolidated operating results for the respective 2016 period.
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

In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. We adopted this guidance on January 1, 2017, and, thus, excess income tax benefits recognized on stock-based compensation awards are now being reflected, on a prospective basis, in our condensed consolidated statement of operations as a component of the provision for income taxes (versus the previous requirement to reflect such amounts within “equity”). In accordance with this prospective adoption, we recognized income tax benefits of $0.1 and $1.3 in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017, respectively. In addition, we prospectively adopted the amendment to present excess income tax benefits on share-based compensation awards as an operating activity within our condensed consolidated statement of cash flows (versus the previous requirement to reflect such amounts as a financing activity), which resulted in the classification of $1.3 of such income tax benefits within operating activities of the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Cash paid on employees’ behalf related to shares withheld for income taxes payable continues to be classified as a financing activity. Lastly, we elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation expense to be recognized in each period.

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

In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operating income. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operating income. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The amendment to the presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost shall be applied retrospectively. Early adoption is permitted. We will adopt the standard effective January 1, 2018. The adoption is not expected to have a material impact on our condensed consolidated financial statements. See Note 9 for details of our pension and postretirement expense.

In August 2017, the FASB issued significant amendments to hedge accounting. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. We are currently evaluating the effect this amendment will have on our condensed consolidated financial statements.

(3)	DISCONTINUED OPERATIONS
As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying condensed consolidated financial statements for the three and nine months ended October 1, 2016. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three and nine months ended October 1, 2016 are shown below:

	Three months ended	Nine months ended
	October 1, 2016	October 1, 2016
Revenues	$40.2	$110.4
Costs and expenses:
Cost of products sold	37.0	103.6
Selling, general and administrative	7.8	23.9
Special charges (credits), net	(0.4)	(1.0)
Other expense, net	(0.3)	(0.5)
Loss before taxes	(4.5)	(16.6)
Income tax benefit	0.5	4.0
Loss from discontinued operations, net of tax	$(4.0)	$(12.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the nine months ended October 1, 2016:

Non-cash items included in loss from discontinued operations:
Depreciation and amortization	$1.5
Capital expenditures	0.6
During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. During the second quarter of 2017, we increased the net loss associated with the sale of Balcke Dürr by $0.4, with the increase resulting from adjustments to liabilities retained in connection with the sale. In addition to the adjustments to the net loss related to the Balcke Dürr sale, we recognized net income (losses) of $0.3 and $(0.1) during the three and nine months ended September 30, 2017, and $(0.7) and $(2.2) during the three and nine months ended October 1, 2016, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.
For the three and nine months ended September 30, 2017 and October 1, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balcke Dürr
Loss from discontinued operations	$—	$(4.5)	$(2.6)	$(16.6)
Income tax benefit	—	0.5	9.4	4.0
Income (loss) from discontinued operations, net	—	(4.0)	6.8	(12.6)

All other
Loss from discontinued operations	(0.1)	(0.5)	(1.0)	(2.3)
Income tax (provision) benefit	0.4	(0.2)	0.9	0.1
Income (loss) from discontinued operations, net	0.3	(0.7)	(0.1)	(2.2)

Total
Loss from discontinued operations	(0.1)	(5.0)	(3.6)	(18.9)
Income tax benefit	0.4	0.3	10.3	4.1
Income (loss) from discontinued operations, net	$0.3	$(4.7)	$6.7	$(14.8)
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
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market and process cooling equipment and heat exchangers for the industrial and power generation markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three and nine months ended September 30, 2017 and October 1, 2016 are presented below:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues: (1)
HVAC segment	$119.4	$116.9	$349.8	$350.4
Detection and Measurement segment	66.9	52.3	185.0	167.8
Engineered Solutions segment (2)	162.2	175.8	504.0	558.8
Consolidated revenues	$348.5	$345.0	$1,038.8	$1,077.0

Income:
HVAC segment	$15.6	$15.6	$47.5	$48.6
Detection and Measurement segment	16.5	7.8	45.0	30.9
Engineered Solutions segment (2) (3)	13.3	2.6	7.9	8.5
Total income for segments	45.4	26.0	100.4	88.0

Corporate expense	(11.0)	(9.6)	(33.7)	(29.6)
Long-term incentive compensation expense	(3.6)	(4.1)	(10.4)	(10.2)
Pension and postretirement income (expense)	1.4	(0.8)	(1.2)	(4.6)
Special charges, net	(1.0)	(1.9)	(2.0)	(4.8)
Impairment of intangible assets	—	—	—	(4.0)
Gain on sale of dry cooling business	—	1.7	—	18.4
Consolidated operating income	$31.2	$11.3	$53.1	$53.2
___________________________

(1)
Under the percentage-of-completion method, we recognized revenues of $67.0 and $78.3 in the three months ended September 30, 2017 and October 1, 2016, respectively. For the nine months ended September 30, 2017 and October 1, 2016, revenues under the percentage-of-completion method were $211.6 and $262.7, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts accounted for under the percentage-of-completion method were $41.0 and $33.9 as of September 30, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $19.7 and $53.3 as of September 30, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(2)
As further discussed in Note 13, during the second quarter of 2017, we made revisions to our expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $13.5 and $22.9, respectively, for the nine months ended September 30, 2017.

(3)
During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2 during the quarter within our Engineered Solutions reportable segment.

(5)	SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 30, 2017 and October 1, 2016 are described in more detail below:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
HVAC segment	$—	$—	$0.4	$—
Detection and Measurement segment	—	0.3	0.3	0.5
Engineered Solutions segment	1.0	1.8	1.2	4.5
Corporate	—	(0.2)	0.1	(0.2)
Total	$1.0	$1.9	$2.0	$4.8
HVAC Segment — Charges for the nine months ended September 30, 2017 related primarily to severance costs associated with a restructuring action at the segment’s Cooling Americas business.
Detection and Measurement Segment — Charges for the nine months ended September 30, 2017 related to severance costs associated with a restructuring action at the segment’s communication technologies business during the first quarter of 2017. Charges for the three and nine months ended October 1, 2016 related to severance costs associated with a restructuring action at the segment’s bus fare collection systems business.
Engineered Solutions Segment — Charges for the three and nine months ended September 30, 2017 related primarily to severance costs associated with restructuring actions at the segment’s process cooling and South African businesses. Charges for the three and nine months ended October 1, 2016 related primarily to costs incurred in connection with restructuring actions at our Heat Transfer business in order to reduce the cost base of the business in response to reduced demand. The costs incurred for the Heat Transfer business restructuring actions included asset impairment charges associated with the discontinuance of a product line and outsourcing initiatives of $0.7 and $3.3 for the three and nine months ended October 1, 2016, respectively, as well as severance costs.
Corporate — Charges for the nine months ended September 30, 2017 related to severance costs incurred in connection with the sale of Balcke Dürr. The benefits for the three and nine months ended October 1, 2016 related to a reduction of severance costs accrued in connection with the spin-off of SPX FLOW Inc. in the third quarter of 2015.
The following is an analysis of our restructuring liabilities for the nine months ended September 30, 2017 and October 1, 2016:

	Nine months ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$0.9	$1.6
Special charges (1)	2.0	1.2
Utilization — cash	(1.4)	(1.8)
Currency translation adjustment and other	—	(0.2)
Balance at end of period	$1.5	$0.8
___________________________

(1)	The nine months ended September 30, 2017 and October 1, 2016 included $0.0 and $3.6 of non-cash charges, respectively, that did not impact the restructuring liability.

(6)	INVENTORIES, NET
Inventories at September 30, 2017 and December 31, 2016 comprised the following:

	September 30, 2017	December 31, 2016
Finished goods	$48.3	$43.0
Work in process	60.3	50.0
Raw materials and purchased parts	69.1	64.9
Total FIFO cost	177.7	157.9
Excess of FIFO cost over LIFO inventory value	(12.1)	(12.2)
Total inventories, net	$165.6	$145.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 60% and 51% of total inventory at September 30, 2017 and December 31, 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	September 30, 2017
HVAC segment
Gross goodwill	$258.5	$—	$4.7	$263.2
Accumulated impairments	(144.2)	—	(0.5)	(144.7)
Goodwill	114.3	—	4.2	118.5

Detection and Measurement segment
Gross goodwill	214.4	—	2.2	216.6
Accumulated impairments	(134.2)	—	(1.8)	(136.0)
Goodwill	80.2	—	0.4	80.6

Engineered Solutions segment
Gross goodwill	351.4	—	6.2	357.6
Accumulated impairments	(205.5)	—	(5.8)	(211.3)
Goodwill	145.9	—	0.4	146.3

Total
Gross goodwill	824.3	—	13.1	837.4
Accumulated impairments	(483.9)	—	(8.1)	(492.0)
Goodwill	$340.4	$—	$5.0	$345.4

Other Intangibles, Net
Identifiable intangible assets at September 30, 2017 and December 31, 2016 comprised the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$1.4	$(1.4)	$—	$1.4	$(1.4)	$—
Technology	2.1	(0.5)	1.6	2.1	(0.4)	1.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.8	(7.8)	4.0	12.7	(7.4)	5.3
	19.8	(14.2)	5.6	20.7	(13.7)	7.0
Trademarks with indefinite lives	112.1	—	112.1	110.9	—	110.9
Total (1)	$131.9	$(14.2)	$117.7	$131.6	$(13.7)	$117.9
___________________________

(1)	Changes in the gross carrying values of “Other Intangibles, Net” during the nine months ended September 30, 2017 related to foreign currency translation.
At September 30, 2017, the net carrying value of intangible assets with determinable lives consisted of $4.0 in the HVAC segment and $1.6 in the Engineered Solutions segment. At September 30, 2017, trademarks with indefinite lives consisted of $89.4 in the HVAC segment, $10.3 in the Detection and Measurement segment and $12.4 in the Engineered Solutions segment.
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
In the first quarter of 2016, we recorded an impairment charge of $4.0 related to trademarks of our Heat Transfer business. No impairment charges were recorded in the first nine months of 2017.

(8)	WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$35.8	$36.3
Provisions	9.7	10.6
Usage	(11.5)	(11.6)
Currency translation adjustment	0.2	(0.4)
Balance at end of period	34.2	34.9
Less: Current portion of warranty	14.2	15.7
Non-current portion of warranty	$20.0	$19.2

(9)	EMPLOYEE BENEFIT PLANS
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
In July 2014, we discontinued our sponsorship of post-65 age healthcare plans, effective January 1, 2015, which resulted in eligible retirees being transitioned to coverage in the individual healthcare insurance market that we subsidize through health reimbursement accounts. In November 2014, a lawsuit was filed challenging certain aspects of this action. In September 2017, we received a favorable ruling related to the lawsuit. During the third quarter of 2017, in connection with the favorable ruling, we reduced our unfunded liability related to postretirement benefits by $26.8. The offset for the reduction of the unfunded liability was recorded to accumulated other comprehensive income and represents unrecognized prior service credits. These unrecognized prior service credits will be recorded to net periodic postretirement benefit (income) expense over a period of approximately eight years, beginning in the fourth quarter of 2017. In addition, we remeasured our unfunded liability related to postretirement benefits, which resulted in a gain within net periodic postretirement benefit expense and a reduction of the unfunded liability of $2.6 during the third quarter of 2017.
Net periodic benefit expense (income) for our pension and postretirement plans included the following components:
Domestic Pension Plans

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	3.4	3.3	10.0	10.4
Expected return on plan assets	(2.5)	(3.2)	(7.5)	(9.6)
Recognized net actuarial loss	—	—	—	1.8
Amortization of unrecognized prior service credits	(0.1)	(0.1)	(0.1)	(0.1)
Total net periodic pension benefit expense	$0.9	$0.1	$2.7	$2.8

Foreign Pension Plans

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$—	$—
Interest cost	1.2	1.4	3.6	4.3
Expected return on plan assets	(1.6)	(1.5)	(4.7)	(5.0)
Net periodic pension benefit income	$(0.4)	$(0.1)	$(1.1)	$(0.7)
Less: Net periodic pension benefit expense of discontinued operations	—	0.1	—	0.1
Net periodic pension benefit income of continuing operations	$(0.4)	$(0.2)	$(1.1)	$(0.8)

Postretirement Plans

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$—	$—
Interest cost	0.9	1.1	2.8	3.2
Recognized net actuarial gain	(2.6)	—	(2.6)	—
Amortization of unrecognized prior service credits	(0.2)	(0.2)	(0.6)	(0.6)
Net periodic postretirement benefit (income) expense	$(1.9)	$0.9	$(0.4)	$2.6

(10)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2017:

	December 31, 2016	Borrowings	Repayments	Other(4)	September 30, 2017
Revolving loans	$—	$46.4	$(46.4)	$—	$—
Term loan (1)	339.6	—	(13.1)	0.3	326.8
Trade receivables financing arrangement (2)	—	70.0	(39.0)	—	31.0
Other indebtedness (3)	16.6	25.6	(33.4)	1.4	10.2
Total debt	356.2	$142.0	$(131.9)	$1.7	368.0
Less: short-term debt	14.8				39.0
Less: current maturities of long-term debt	17.9				18.0
Total long-term debt	$323.5				$311.0
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.3 and $1.6 at September 30, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 30, 2017, we had $18.3 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.6 and $3.9, capital lease obligations of $2.2 and $1.7, and borrowings under lines of credit in South Africa and China totaling $4.1 and $10.2 at September 30, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
At September 30, 2017, we had $35.9 and $178.6 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.0% at September 30, 2017.
At September 30, 2017, we were in compliance with all covenants of our senior credit agreement.

(11)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our variable rate term loan. These Swaps, which we designate and account for as cash flow hedges, have effective dates beginning in January 2017 and maturities through September 2020 and effectively convert 50% of the borrowing under the variable rate term loan to a fixed rate of 1.2895% plus the applicable margin. These are amortizing Swaps; therefore, the outstanding notional value is scheduled to decline commensurate with the scheduled maturities of the term loan. As of September 30, 2017, the aggregate notional amounts of the Swaps was $164.8 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $1.2. In addition, we have recorded a long-term asset of $2.3 to recognize the fair value of these Swaps. These changes in fair value are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $6.9 and $8.8 outstanding as of September 30, 2017 and December 31, 2016, respectively, with all of the $6.9 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.4 and $0.9 at September 30, 2017 and December 31, 2016, respectively, with all of the $0.4 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of September 30, 2017 and December 31, 2016.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 30, 2017 and December 31, 2016, the outstanding notional amount of commodity contracts was 3.7 and 4.1 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 30, 2017 and December 31, 2016, the fair value of these contracts was $0.6 (current asset) and $1.1 (current asset), respectively. The unrealized gains, net of tax, recorded in AOCI were $0.6 and $0.8 as of September 30, 2017 and December 31, 2016, respectively. We anticipate reclassifying the unrealized gains as of September 30, 2017 to income over the next 12 months.

(12)	SHAREHOLDERS’ EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Weighted-average number of common shares used in basic income per share	42.540	41.721	42.347	41.537
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.524	0.754	1.381	0.347
Weighted-average number of common shares and dilutive securities used in diluted income per share	44.064	42.475	43.728	41.884

The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.452 and 0.961, respectively, for the three months ended September 30, 2017, and 0.534 and 1.009, respectively, for the nine months ended September 30, 2017.
The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.992 and 1.542, respectively, for the three months ended October 1, 2016 and 1.134 and 1.346, respectively, for the nine months ended October 1, 2016.
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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.6 and $4.1 for the three months ended September 30, 2017 and October 1, 2016, respectively, and $10.4 and $10.2 for the nine months ended September 30, 2017 and October 1, 2016, respectively. The related tax benefit was $1.4 and $1.6 for the three months ended September 30, 2017 and October 1, 2016, respectively, and $4.0 and $3.9 for the nine months ended September 30, 2017 and October 1, 2016, respectively.
Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2) (3)	Total
Balance at beginning of period	$229.3	$1.3	$3.6	$234.2
Other comprehensive income before reclassifications	2.4	0.6	16.3	19.3
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	(0.1)	(0.2)
Current-period other comprehensive income	2.4	0.5	16.2	19.1
Balance at end of period	$231.7	$1.8	$19.8	$253.3
__________________________

(1)	Net of tax provision of $1.1 and $0.8 as of September 30, 2017 and July 1, 2017, respectively.

(2)	As indicated in Note 9, we reduced our unfunded liability related to postretirement benefits and increased accumulated other comprehensive income (before tax effects) by $26.8.

(3)	Net of tax provision of $12.9 and $2.6 as of September 30, 2017 and July 1, 2017, respectively. The balances as of September 30, 2017 and July 1, 2017 represent net unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2) (3)	Total
Balance at beginning of period	$229.7	$1.5	$3.9	$235.1
Other comprehensive income before reclassifications	2.0	1.1	16.3	19.4
Amounts reclassified from accumulated other comprehensive income	—	(0.8)	(0.4)	(1.2)
Current-period other comprehensive income	2.0	0.3	15.9	18.2
Balance at end of period	$231.7	$1.8	$19.8	$253.3
_________________________

(1)	Net of tax provision of $1.1 and $0.9 as of September 30, 2017 and December 31, 2016, respectively.

(2)	As indicated in Note 9, we reduced our unfunded liability related to postretirement benefits and increased accumulated other comprehensive income (before tax effects) by $26.8.

(3)	Net of tax provision of $12.9 and $2.7 as of September 30, 2017 and December 31, 2016. The balances as of September 30, 2017 and December 31, 2016 represent net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended October 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.6	$(1.6)	$4.2	$242.2
Other comprehensive income (loss) before reclassifications	(7.2)	0.3	—	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(0.1)	0.1
Current-period other comprehensive income (loss)	(7.2)	0.5	(0.1)	(6.8)
Balance at end of period	$232.4	$(1.1)	$4.1	$235.4
___________________________

(1)	Net of tax benefit of $0.7 and $1.0 as of October 1, 2016 and July 2, 2016, respectively.

(2)	Net of tax provision of $2.8 and $3.0 as of October 1, 2016 and July 2, 2016, respectively. The balances as of October 1, 2016 and July 2, 2016 include net unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended October 1, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment(3)	Total
Balance at beginning of period	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive loss before reclassifications	(7.8)	(1.4)	—	(9.2)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(40.4)	2.1	(0.4)	(38.7)
Current-period other comprehensive income (loss)	(48.2)	0.7	(0.4)	(47.9)
Balance at end of period	$232.4	$(1.1)	$4.1	$235.4
__________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain on sale of dry cooling business.”

(2)	Net of tax benefit of $0.7 and $0.8 as of October 1, 2016 and December 31, 2015, respectively.

(3)	Net of tax provision of $2.8 and $3.1 as of October 1, 2016 and December 31, 2015, respectively. The balances as of October 1, 2016 and December 31, 2015 include net unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended September 30, 2017 and October 1, 2016:

	Amount Reclassified from AOCI
	Three months ended
	September 30, 2017	October 1, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$—	Revenues
Commodity contracts	(0.2)	0.3	Cost of products sold
Swaps	—	—	Interest expense
Pre-tax	(0.2)	0.3
Income taxes	0.1	(0.1)
	$(0.1)	$0.2

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.3)	$(0.3)	Selling, general and administrative
Pre-tax	(0.3)	(0.3)
Income taxes	0.2	0.2
	$(0.1)	$(0.1)
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the nine months ended September 30, 2017 and October 1, 2016:

	Amount Reclassified from AOCI
	Nine months ended
	September 30, 2017	October 1, 2016	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$1.0	Revenues
Commodity contracts	(1.6)	1.9	Cost of products sold
Swaps	0.3	—	Interest expense
Pre-tax	(1.3)	2.9
Income taxes	0.5	(0.8)
	$(0.8)	$2.1

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits	$(0.7)	$(0.7)	Selling, general and administrative
Pre-tax	(0.7)	(0.7)
Income taxes	0.3	0.3
	$(0.4)	$(0.4)

Gain on sale of dry cooling business:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$—	$(40.4)	Gain on sale of dry cooling business
Common Stock in Treasury
During the nine months ended September 30, 2017 and October 1, 2016, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $16.7 and $18.6, respectively.

Changes in Equity
A summary of the changes in equity for the three months ended September 30, 2017 and October 1, 2016 is provided below:

	September 30, 2017			October 1, 2016
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$208.7	$—	$208.7	$272.6	$—	$272.6
Net income	22.3	—	22.3	1.9	—	1.9
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.3 for the three months ended September 30, 2017 and October 1, 2016	0.5	—	0.5	0.5	—	0.5
Pension and postretirement liability adjustment, net of tax (provision) benefit of $(10.3) and $0.2 for the three months ended September 30, 2017 and October 1, 2016, respectively	16.2	—	16.2	(0.1)	—	(0.1)
Foreign currency translation adjustments	2.4	—	2.4	(7.2)	—	(7.2)
Total comprehensive income (loss), net	41.4	—	41.4	(4.9)	—	(4.9)
Incentive plan activity	2.0	—	2.0	2.2	—	2.2
Long-term incentive compensation expense	3.0	—	3.0	3.5	—	3.5
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax benefit of $0.0 for the three months ended September 30, 2017 and October 1, 2016	(0.1)	—	(0.1)	—	—	—
Equity, end of period	$255.0	$—	$255.0	$273.4	$—	$273.4

A summary of the changes in equity for the nine months ended September 30, 2017 and October 1, 2016 is provided below:

	September 30, 2017			October 1, 2016
	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Equity, beginning of period	$191.6	$—	$191.6	$345.4	$(37.1)	$308.3
Net income (loss)	30.7	—	30.7	18.9	(0.4)	18.5
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.2 and $0.1 for the nine months ended September 30, 2017 and October 1, 2016, respectively	0.3	—	0.3	0.7	—	0.7
Pension and postretirement liability adjustment, net of tax (provision) benefit of $(10.2) and $0.3 for the nine months ended September 30, 2017 and October 1, 2016, respectively	15.9	—	15.9	(0.4)	—	(0.4)
Foreign currency translation adjustments	2.0	—	2.0	(48.2)	(1.2)	(49.4)
Total comprehensive income (loss), net	48.9	—	48.9	(29.0)	(1.6)	(30.6)
Incentive plan activity	9.4	—	9.4	6.8	—	6.8
Long-term incentive compensation expense	8.8	—	8.8	9.4	—	9.4
Restricted stock and restricted stock unit vesting, net of tax withholdings, and related tax provision of $0.0 and $1.5 for the nine months ended September 30, 2017 and October 1, 2016, respectively	(3.7)	—	(3.7)	(3.2)	—	(3.2)
Adjustment related to redeemable noncontrolling interest (see Note 13)	—	—	—	(56.0)	38.7	(17.3)
Equity, end of period	$255.0	$—	$255.0	$273.4	$—	$273.4

(13)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $646.7 (including $602.0 for asbestos product liability matters) and $653.5 (including $605.6 for asbestos product liability matters) at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $613.8 and $621.0 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended September 30, 2017 and October 1, 2016, our payments for asbestos-related matters, net of insurance recoveries, were $4.7 and $0.0, respectively. During the nine months ended September 30, 2017, our insurance recoveries for asbestos-related matters, net of payments, were $3.1, which included cash proceeds received during the first quarter of 2017 of $8.5 related to a settlement reached with an insurance carrier. During the nine months ended October 1, 2016, our payments for asbestos-related matters, net of insurance recoveries, were $3.0. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $554.0 and $564.4 at September 30, 2017 and December 31, 2016, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the nine months ended September 30, 2017, we recorded a charge to “Other income (expense), net” of $3.0 associated with the settlement of a group of asbestos-related claims, while there were no such charges during the nine months ended October 1, 2016.
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
Over the last two years, we have implemented various controls and initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, we have experienced higher than expected costs as we complete certain scopes of work. Lastly, during the second quarter of 2017, we became aware of financial challenges facing one of our sub-contractors, which will negatively impact the ultimate cost of the related project scope. As a result of these efforts to accelerate certain timelines, the higher than expected costs on certain scopes of work, and the aforementioned sub-contractor financial challenges, we determined during the second quarter of 2017 that additional cost would be required in order to complete certain remaining portions of the projects. As such, we revised our estimates of revenues, costs and profits associated with the projects. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $22.9 during the nine months ended September 30, 2017, which is comprised of a reduction in revenue of $13.5 and an increase in cost of products sold of $9.4.
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount of expected recovery is probable and reasonably estimable. At September 30, 2017, the projected revenues related to our large power projects in South Africa included approximately $29.5 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $19.0 and $18.5 at September 30, 2017 and December 31, 2016, respectively) within “Accrued expenses” on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, during the second quarter of 2016, we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the second quarter of 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the nine months ended October 1, 2016.
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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of September 30, 2017, we had liabilities for site investigation and/or remediation at 27 sites (30 sites at December 31, 2016) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of September 30, 2017, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites at which the liability has not been settled, of which 8 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
Uncertain Tax Benefits
As of September 30, 2017, we had gross unrecognized tax benefits of $32.6 (net unrecognized tax benefits of $21.2). Of these net unrecognized tax benefits, $16.3 would impact our effective tax rate from continuing operations if recognized.

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 30, 2017, gross accrued interest totaled $4.2 (net accrued interest of $2.8). As of September 30, 2017, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease up to $4.0. The previously unrecognized tax benefits relate to a variety of tax matters relating to deemed income inclusions, transfer pricing and various state matters.
Other Tax Matters
For the three months ended September 30, 2017, we recorded an income tax provision of $4.8 on $26.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 17.9%. This compares to an income tax provision for the three months ended October 1, 2016 of $0.5 on $7.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 7.0%. The most significant items impacting the income tax provision for the third quarter of 2017 were (i) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $4.1 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the third quarter of 2016 were the $1.7 of additional gain that was recorded during the quarter on the sale of the dry cooling business, for which no income taxes were provided, and $0.7 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
For the nine months ended September 30, 2017, we recorded an income tax provision of $14.0 on $38.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.8%. This compares to an income tax provision for the nine months ended October 1, 2016 of $10.1 on $43.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 23.3%. The most significant items impacting the income tax provision for the first nine months of 2017 were (i) $34.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $4.1 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the first nine months of 2016 were (i) $0.3 of income taxes that were provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business and (ii) $10.5 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
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
We have filed our federal income tax returns for the 2014, 2015 and 2016 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 1, in connection with the sale of Balcke Dürr, parent company guarantees of approximately €79.0 and bank and surety bonds of approximately €79.0 existing at the time of the sale will remain in place through each instrument’s expiration date, with such expiration dates ranging from 2017 to 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, Balcke Dürr has provided cash collateral of €4.0 and mutares AG has provided a guarantee of €5.0 as a security for the above indemnifications. Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during the nine months ended September 30, 2017.

	Nine months ended September 30, 2017
	Guarantees and Bonds Liability	Indemnification Assets
Balance as of December 31, 2016 (1) (2)	$9.9	$4.8
Reduction/Amortization for the period (3)	(1.6)	(2.0)
Impact of changes in foreign currency rates	1.2	0.6
Balance as of September 30, 2017 (2)	$9.5	$3.4
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

As of September 30, 2017, the outstanding parent company guarantees and bank and surety bonds totaled €76.1 and €56.1, respectively. In addition, the cash collateral of €4.0 and the guarantee provided by mutares AG of €5.0 continue to serve as security for the indemnifications noted above.
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
As of September 30, 2017, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of September 30, 2017 and December 31, 2016 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 10 for further details.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended September 30, 2017 increased by $3.5 (or 1.0%) when compared to the same period in 2016, while revenues for the nine months ended September 30, 2017 decreased $38.2 (or 3.5%), when compared to the same period in 2016. The increase in revenues for the three months ended September 30, 2017 was due to (i) the impact of a weaker U.S. dollar during the period and (ii) an increase in organic revenue within our Detection and Measurement reportable segment and, to a lesser extent, our HVAC reportable segment, partially offset by an organic revenue decline within our Engineered Solutions reportable segment. The decrease in revenues for the nine months ended September 30, 2017 was due primarily to a decline in organic revenue within our Engineered Solutions reportable segment, partially offset by increases in organic revenue within our Detection and Measurement and HVAC reportable segments. In addition, the decrease in revenues for the nine months ended September 30, 2017 was also driven by a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on the large power projects in South Africa (see Note 13 to our condensed consolidated financial statements for additional details) and the impact of the sale of the dry cooling business at the end of the first quarter of 2016.
During the three and nine months ended September 30, 2017, we generated operating income of $31.2 and $53.1, respectively, compared to $11.3 and $53.2 for the same periods in 2016. Operating income for the three and nine months ended September 30, 2017 included a gain on settlement of a customer contract within our Engineered Solutions reportable segment of $10.2. Operating income for the nine months ended September 30, 2017 also included a charge of $22.9 related to our large power projects in South Africa. In addition, operating income for the three and nine months ended September 30, 2017 was impacted favorably by (i) the impact of organic revenue growth within our Detection and Measurement reportable segment, as the product lines in the Detection and Measurement reportable segment historically have had higher profit margins than the product lines within our other reportable segments, and (ii) cost reductions over the past year within our Detection and Measurement and Engineered Solutions reportable segments. Operating income for the nine months ended October 1, 2016 included a gain on the sale of the dry cooling business of $18.4, an impairment charge of $4.0 associated with the trademarks of our Heat Transfer business, and operating losses for the dry cooling business prior to its sale at the end of the first quarter of 2016.
Cash flows used in continuing operations totaled $2.4 during the first nine months of 2017, compared to $11.3 during the first nine months of 2016. The decrease in cash flows used in continuing operations was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital and (ii) the impact of the sale of dry cooling business, as the dry cooling business used cash in operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017. These additional operating cash flows during the first nine months of 2017 were offset partially by a year-over-year increase in income tax payments ($22.4 in the first nine months of 2017, compared to $5.1 in the first nine months of 2016) and an increase in cash outflows associated with our large power projects in South Africa ($43.9 in the first nine months of 2017, compared to $20.6 in the first nine months of 2016).
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2016 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. We had two fewer days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods. We do not believe the two fewer days during the first quarter of 2017 had a material impact on our consolidated operating results for the first nine months of 2017, when compared to the consolidated operating results for the respective 2016 period.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the revenue reduction that resulted from the second quarter 2017 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction in revenues of $13.5 for the nine months ended September 30, 2017. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and nine months ended September 30, 2017 and October 1, 2016, respectively, including the reconciliation of organic revenue growth (decline) to net revenue increase (decrease):

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$348.5	$345.0	1.0	$1,038.8	$1,077.0	(3.5)
Gross profit	85.1	80.8	5.3	249.3	261.8	(4.8)
% of revenues	24.4%	23.4%		24.0%	24.3%
Selling, general and administrative expense	62.9	68.5	(8.2)	203.9	215.6	(5.4)
% of revenues	18.0%	19.9%		19.6%	20.0%
Intangible amortization	0.2	0.8	(75.0)	0.5	2.6	(80.8)
Special charges, net	1.0	1.9	(47.4)	2.0	4.8	(58.3)
Impairment of intangible assets	—	—	*	—	4.0	*
Gain on contract settlement	10.2	—	*	10.2	—	*
Gain on sale of dry cooling business	—	1.7	*	—	18.4	*
Other income (expense), net	(0.3)	0.9	*	(3.1)	2.2	*
Interest expense, net	(4.1)	(3.8)	7.9	(12.0)	(10.7)	12.1
Loss on early extinguishment of debt	—	(1.3)	*	—	(1.3)	*
Income from continuing operations before income taxes	26.8	7.1	*	38.0	43.4	*
Income tax provision	(4.8)	(0.5)	*	(14.0)	(10.1)	*
Income from continuing operations	22.0	6.6	*	24.0	33.3	*

Components of consolidated revenue increase (decrease):
Organic growth (decline)			0.2			(2.2)
Foreign currency			0.8			0.6
Sale of dry cooling business			—			(0.6)
South Africa revenue revision			—			(1.3)
Net revenue increase (decrease)			1.0			(3.5)
___________________________
*              Not meaningful for comparison purposes.
Revenues — For the three months ended September 30, 2017, the increase in revenues, compared to the respective period in 2016, was due to (i) the impact of a weaker U.S. dollar during the period and (ii) an increase in organic revenue within our Detection and Measurement reportable segment and, to a lesser extent, our HVAC reportable segment, partially offset by an organic revenue decline within our Engineered Solutions reportable segment. See “Results of Reportable Segments” for additional details.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective period in 2016, was due primarily to a decline in organic revenue within our Engineered Solutions reportable segment, partially offset by increases in organic revenue within our Detection and Measurement and HVAC reportable segments. In addition, revenues for the nine months ended September 30, 2017 were lower, compared to the respective period in 2016, as a result of the reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on the large power projects in South Africa and the sale of the dry cooling business at the end of the first quarter of 2016. These declines in revenues were partially offset by the impact of a weaker U.S. dollar during the first nine months of 2017. See “Results of Reportable Segments” for additional details.

Gross Profit — The increase in gross profit and gross profit as a percentage of revenues for the three months ended September 30, 2017, compared to the respective period in 2016, was due primarily to the organic revenue increase in our Detection and Measurement reportable segment, as the product lines in the Detection and Measurement reportable segment historically have had higher profit margins than the product lines within our other reportable segments. The decrease in gross profit and gross profit as a percentage of revenues for the nine months ended September 30, 2017, compared to the respective period in 2016, was due primarily to a reduction in gross profit of $22.9 during the second quarter of 2017 resulting from a revision to the expected revenues and profits of our large power projects in South Africa, partially offset by the impact of the organic revenue growth in our Detection and Measurement reportable segment noted above.
Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended September 30, 2017, the decrease in SG&A expense, compared to the respective periods in 2016, was due primarily to (i) the remeasurement of our unfunded liability related to postretirement benefits, which resulted in a gain within net periodic postretirement benefit expense of $2.6 (see Note 9 to our condensed consolidated financial statements for further details), (ii) the impact of the sale of the dry cooling business at the end of the first quarter of 2016, and (iii) cost reductions within our Detection and Measurement and Engineered Solutions reportable segments over the past year.
Intangible Amortization — For the three and nine months ended September 30, 2017, the decline in intangible amortization was primarily due to the impact of the $23.9 impairment charge recorded in the fourth quarter of 2016 associated with our Heat Transfer business’s definite-lived intangible assets.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce and rationalize certain product lines. See Note 5 to our condensed consolidated financial statements for the details of actions taken in 2017 and 2016.
Impairment of Intangible Assets — For the nine months ended October 1, 2016, we recorded an impairment charge of $4.0 related to the trademarks of our Heat Transfer business. See Note 7 to our condensed consolidated financial statements for additional details.
Gain on Contract Settlement — During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2 during the quarter.

Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $45.9 (net of cash transferred with the business of $3.0), resulting in a gain during the first quarter of 2016 of $17.9. During the second quarter of 2016, we recorded a charge of $1.2 in connection with an adjustment to certain liabilities that we retained from the sale. During the third quarter of 2016, we reached an agreement with the buyer regarding the final working capital of the dry cooling business, resulting in additional cash proceeds and an increase to the gain on sale of $1.7.
Other Income (Expense), net — Other expense, net, for the three months ended September 30, 2017 was composed primarily of foreign currency transaction losses of $0.3 and net charges of $0.2 for the parent guarantees, bonds, and related indemnification assets associated with Balcke Dürr (see Note 15 to our condensed consolidated financial statements for additional details), partially offset by equity earnings in joint ventures of $0.2.
Other income, net, for the three months ended October 1, 2016 was composed primarily of foreign currency transaction gains of $2.5, income derived from company-owned life insurance policies of $0.5, equity earnings in joint ventures of $0.3, and income associated with transition services provided in connection with a business disposition of $0.1, partially offset by losses on FX forward contracts of $2.8.
Other expense, net, for the nine months ended September 30, 2017 was composed primarily of a charge of $3.0 associated with the settlement of a group of asbestos-related claims, foreign currency transaction losses of $1.5, losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.5, and net charges of $0.4 for the parent guarantees, bonds, and related indemnification assets associated with Balcke Dürr, partially offset by income derived from company-owned life insurance policies of $1.2, income associated with transition services provided in connection with business dispositions of $0.6, and equity earnings in joint ventures of $0.5.
Other income, net, for the nine months ended October 1, 2016 was composed of foreign currency transaction gains of $4.0, income derived from company-owned life insurance policies of $2.1, equity earnings in joint ventures of $1.1, and income associated with transition services provided in connection with a business disposition of $0.6, partially offset by losses on FX forward contracts of $4.6 and losses on FX embedded derivatives of $1.2.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily a result of a higher weighted-average interest rate and higher average debt balances during the first nine months of 2017, compared to the same period in 2016.
Loss on Early Extinguishment of Debt — During the three months ended October 1, 2016, we reduced the issuance capacity under our foreign credit facilities by $200.0. In connection with such reduction, we recorded a charge of $1.3 associated with the write-off of the deferred financing costs related to the $200.0 of previously available issuance capacity.
Income Tax Provision — For the three months ended September 30, 2017, we recorded an income tax provision of $4.8 on $26.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 17.9%. This compares to an income tax provision for the three months ended October 1, 2016 of $0.5 on $7.1 of pre-tax income from continuing operations, resulting in an effective tax rate of 7.0%. The most significant items impacting the income tax provision for the third quarter of 2017 were (i) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $4.1 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the third quarter of 2016 were the $1.7 of additional gain that was recorded during the quarter on the sale of the dry cooling business, for which no income taxes were provided, and $0.7 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
For the nine months ended September 30, 2017, we recorded an income tax provision of $14.0 on $38.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 36.8%. This compares to an income tax provision for the nine months ended October 1, 2016 of $10.1 on $43.4 of pre-tax income from continuing operations, resulting in an effective tax rate of 23.3%. The most significant items impacting the income tax provision for the first nine months of 2017 were (i) $34.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $4.1 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the first nine months of 2016 were (i) $0.3 of income taxes that were provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business and (ii) $10.5 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
RESULTS OF DISCONTINUED OPERATIONS
As indicated in Note 1 to our condensed consolidated financial statements, we completed the sale of Balcke Dürr on December 30, 2016 and the results of Balcke Dürr are presented as a discontinued operation for all periods presented. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the three and nine months ended October 1, 2016 are shown below:

	Three months ended	Nine months ended
	October 1, 2016	October 1, 2016
Revenues	$40.2	$110.4
Costs and expenses:
Cost of products sold	37.0	103.6
Selling, general and administrative	7.8	23.9
Special charges (credits), net	(0.4)	(1.0)
Other expense, net	(0.3)	(0.5)
Loss before taxes	(4.5)	(16.6)
Income tax benefit	0.5	4.0
Loss from discontinued operations, net of tax	$(4.0)	$(12.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the condensed consolidated statement of cash flows for the nine months ended October 1, 2016:

Non-cash items included in loss from discontinued operations:
Depreciation and amortization	$1.5
Capital expenditures	0.6
During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale of $1.2. During the second quarter of 2017, we increased the net loss associated with the sale of Balcke Dürr by $0.4, with the increase resulting from adjustments to liabilities retained in connection with the sale. In addition to the adjustments to the net loss related to the Balcke Dürr sale, we recognized net gains (losses) of $0.3 and $(0.1) during the three and nine months ended September 30, 2017, and $(0.7) and $(2.2) during the three and nine months ended October 1, 2016, respectively, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.

For the three and nine months ended September 30, 2017 and October 1, 2016, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balcke Dürr
Loss from discontinued operations	$—	$(4.5)	$(2.6)	$(16.6)
Income tax benefit	—	0.5	9.4	4.0
Income (loss) from discontinued operations, net	—	(4.0)	6.8	(12.6)

All other
Loss from discontinued operations	(0.1)	(0.5)	(1.0)	(2.3)
Income tax (provision) benefit	0.4	(0.2)	0.9	0.1
Income (loss) from discontinued operations, net	0.3	(0.7)	(0.1)	(2.2)

Total
Loss from discontinued operations	(0.1)	(5.0)	(3.6)	(18.9)
Income tax benefit	0.4	0.3	10.3	4.1
Income (loss) from discontinued operations, net	$0.3	$(4.7)	$6.7	$(14.8)
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
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$119.4	$116.9	2.1	$349.8	$350.4	(0.2)
Income	15.6	15.6	—	47.5	48.6	(2.3)
% of revenues	13.1%	13.3%		13.6%	13.9%
Components of revenue increase (decrease):
Organic growth			2.0			0.2
Foreign currency			0.1			(0.4)
Net revenue increase (decrease)			2.1			(0.2)
Revenues — For the three months ended September 30, 2017, the increase in revenues, compared to the respective period in 2016, was due to an increase in organic revenue. The increase in organic revenue was primarily the result of an increase in sales of cooling products in the Americas, partially offset by a decline in sales of cooling products in Asia Pacific. During the three months ended September 30, 2017, sales of boilers and heating and ventilation products generally were comparable to the respective amounts for the three months ended October 1, 2016.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective period in 2016, was due to the impact of a stronger U.S. dollar during the period, partially offset by an increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of heating and ventilation products, partially offset by a decline in sales of boilers.

Income — For the three months ended September 30, 2017, the decrease in margin, compared to the respective period in 2016, was due primarily to a less profitable sales mix associated with heating and ventilation products during the third quarter of 2017.

For the nine months ended September 30, 2017, the decrease in income and margin, compared to the respective period in 2016, was due primarily to a less profitable sales mix associated with cooling and heating and ventilation products.

Backlog — The segment had backlog of $43.5 and $34.3 as of September 30, 2017 and October 1, 2016, respectively.
Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$66.9	$52.3	27.9	$185.0	$167.8	10.3
Income	16.5	7.8	111.5	45.0	30.9	45.6
% of revenues	24.7%	14.9%		24.3%	18.4%
Components of revenue increase:
Organic growth			27.3			11.6
Foreign currency			0.6			(1.3)
Net revenue increase			27.9			10.3
Revenues — For the three and nine months ended September 30, 2017, the increase in revenues, compared to the respective periods in 2016, was due primarily to an increase in organic revenue. The increase in organic revenue was the result of an increase in sales for all of the primary product lines within the segment.
Income — For the three and nine months ended September 30, 2017, the increase in income and margin, compared to the respective periods in 2016, was due primarily to the revenue increase noted above and lower SG&A expense resulting from cost reductions within our bus fare collection systems’ and communication technologies’ businesses.
Backlog — The segment had backlog of $73.7 and $52.6 as of September 30, 2017 and October 1, 2016, respectively.
Engineered Solutions Reportable Segment

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$162.2	$175.8	(7.7)	$504.0	$558.8	(9.8)
Income	13.3	2.6	411.5	7.9	8.5	(7.1)
% of revenues	8.2%	1.5%		1.6%	1.5%
Components of revenue decrease:
Organic decline			(9.1)			(8.0)
Foreign currency			1.4			1.8
Sale of dry cooling business			—			(1.2)
South Africa revenue revision			—			(2.4)
Net revenue decrease			(7.7)			(9.8)
Revenues — For the three and nine months ended September 30, 2017, the decrease in revenues, compared to the respective period in 2016, was due primarily to a decline in organic revenue, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during the periods. The decline in organic revenue was the result of lower sales related to the segment’s large power projects in South Africa, as these projects generally are in the latter stages of completion, as well as lower sales of power transformers and process cooling products. The decrease in power transformer sales was due primarily to the timing of shipments. In addition, our process cooling business has been impacted by a shift in its sales model, whereby it is now focused more on high-margin components and services and less on lower-margin large projects. In addition, the decrease in revenues for the nine months ended September 30, 2017, compared to the same period in 2016, resulted from a reduction in revenue of $13.5 during the second quarter of 2017 related to a revision to the expected revenues and profits on the segment’s large power projects in South Africa and the impact of the sale of the dry cooling business at the end of the first quarter of 2016.
Income — For the three months ended September 30, 2017, the increase in income and margin, compared to the respective period in 2016, was due primarily to a $10.2 gain recorded during the third quarter of 2017, resulting from the settlement of a contract that had been suspended and then ultimately cancelled by a customer. In addition, income and margin for the three months ended September 30, 2017 were favorably impacted by cost reductions at the segment’s Heat Transfer business resulting from restructuring actions that were implemented in 2016 and unfavorably by the organic revenue declines noted above.
For the nine months ended September 30, 2017, the decrease in income, compared to the respective period in 2016, was due to a reduction in profit of $22.9 associated with a revision during the second quarter of 2017 of the expected revenues and profits of the segment’s large power projects in South Africa and the organic revenue declines noted above, partially offset by (i) the $10.2 gain on the customer contract settlement noted above, (ii) the cost reductions at the segment’s Heat Transfer business noted above, and (iii) improved operating efficiency within the segment’s power transformer business.
Backlog — The segment had backlog of $368.1 and $435.6 as of September 30, 2017 and October 1, 2016, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2017 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Total consolidated revenues	$348.5	$345.0	1.0	$1,038.8	$1,077.0	(3.5)
Corporate expense	11.0	9.6	14.6	33.7	29.6	13.9
% of revenues	3.2%	2.8%		3.2%	2.7%
Long-term incentive compensation expense	3.6	4.1	(12.2)	10.4	10.2	2.0
Pension and postretirement (income) expense	(1.4)	0.8	(275.0)	1.2	4.6	(73.9)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense for the three and nine months ended September 30, 2017, compared to the respective periods in 2016, was due primarily to higher incentive compensation expense resulting from a year-over-year increase in profitability, as well as higher professional fees.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in long-term incentive compensation expense during the three months ended September 30, 2017, compared to the respective period in 2016, was due primarily to the impact of award forfeitures during the quarter. The increase in long-term incentive compensation expense during the nine months ended September 30, 2017, compared to the respective period in 2016, was due primarily to the timing and extent of compensation expense associated with awards granted to the members of our senior management team following the spin-off of SPX FLOW Inc. in the third quarter of 2015, partially offset by the impact of the third quarter 2017 award forfeitures noted above.
Pension and Postretirement (Income) Expense — Pension and postretirement (income) expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense during the three months ended September 30, 2017, compared to the respective period in 2016, was due primarily to the remeasurement of our unfunded liability related to postretirement benefits, which resulted in a gain within net periodic postretirement benefit expense of $2.6 during the third quarter of 2017, partially offset by lower expected returns on assets associated with the SPX U.S. Pension Plan (the “U.S. Plan”) due to revisions to the investment strategy for the U.S. Plan during the latter half of 2016 (i.e., a higher percentage of fixed income investments). The decrease in pension and postretirement expense during the nine months ended September 30, 2017, compared to the respective period in 2016, was due primarily to the remeasurement of our unfunded liability related to postretirement benefits discussed above, the impact of charges of $1.8 during the second quarter of 2016 associated with lump-sum benefit payments during the period to certain participants of the U.S. Plan and the Supplemental Individual Account Retirement Plan, partially offset by the impact of the lower expected returns on the assets of the U.S. Plan. See Note 9 to our condensed consolidated financial statements for additional information on pension and postretirement expense.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 30, 2017 and October 1, 2016.

	Nine months ended
	September 30, 2017	October 1, 2016
Continuing operations:
Cash flows used in operating activities	$(2.4)	$(11.3)
Cash flows from (used in) investing activities	(8.4)	39.9
Cash flows from (used in) financing activities	9.0	(13.1)
Cash flows used in discontinued operations	(6.1)	(36.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(4.5)	3.1
Net change in cash and equivalents	$(12.4)	$(18.0)

Operating Activities — The decrease in cash flows used in operating activities during the nine months ended September 30, 2017, compared to the same period in 2016, was due primarily to additional operating cash flows across our businesses resulting from (i) efforts to reduce working capital and (ii) the impact of the sale of dry cooling business, as the dry cooling business used cash in operating activities during the first quarter of 2016. In addition, we reached a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017. These additional operating cash flows during the first nine months of 2017 were offset partially by a year-over-year increase in income tax payments ($22.4 in the first nine months of 2017, compared to $5.1 in the first nine months of 2016) and an increase in cash outflows associated with our large power projects in South Africa ($43.9 in the first nine months of 2017, compared to $20.6 in the first nine months of 2016).
Investing Activities — Cash flows used in investing activities for the nine months ended September 30, 2017 were comprised of capital expenditures of $8.4. Cash flows from investing activities for the nine months ended October 1, 2016 related to proceeds from asset sales of $47.7 (including proceeds from the sale of the dry cooling business of $47.6), partially offset by capital expenditures of $7.8.
Financing Activities — Cash flows from financing activities for the nine months ended September 30, 2017 related to net borrowings under our various debt instruments of $10.1, partially offset by net withholdings paid on behalf of employees for net share settlements of $1.1. Cash flows used in financing activities for the nine months ended October 1, 2016 related to net repayments under our various debt instruments of $11.5 and net withholdings paid on behalf of employees for net share settlements of $1.6.
Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 30, 2017 related to disbursements for liabilities retained in connection with dispositions. Cash flows used in discontinued operations for the nine months ended October 1, 2016 related to the operations of Balcke Dürr and, to a lesser extent, disbursements for liabilities retained in connection with dispositions prior to 2016.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2017 and 2016.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2017.

	December 31, 2016	Borrowings	Repayments	Other(4)	September 30, 2017
Revolving loans	$—	$46.4	$(46.4)	$—	$—
Term loan (1)	339.6	—	(13.1)	0.3	326.8
Trade receivables financing arrangement (2)	—	70.0	(39.0)	—	31.0
Other indebtedness (3)	16.6	25.6	(33.4)	1.4	10.2
Total debt	356.2	$142.0	$(131.9)	$1.7	368.0
Less: short-term debt	14.8				39.0
Less: current maturities of long-term debt	17.9				18.0
Total long-term debt	$323.5				$311.0
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the original loan balance of $350.0. The remaining balance is repayable in full on September 24, 2020. Balances are net of unamortized debt issuance costs of $1.3 and $1.6 at September 30, 2017 and December 31, 2016, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 30, 2017, we had $18.3 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $3.6 and $3.9, capital lease obligations of $2.2 and $1.7, and borrowings under lines of credit in South Africa and China of $4.1 and $10.2 at September 30, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At September 30, 2017, we were in compliance with all covenant provisions of our senior credit agreement.

Availability — At September 30, 2017, we had $314.1 of available borrowing capacity under our revolving credit facilities after giving effect to $35.9 reserved for outstanding letters of credit. In addition, at September 30, 2017, we had $121.4 of available issuance capacity under our foreign credit facilities after giving effect to $178.6 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $23.1 as of September 30, 2017. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease up to $4.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and October 1, 2016; (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 2, 2017	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: November 2, 2017	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and October 1, 2016; (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016; and (iv) Notes to Condensed Consolidated Financial Statements.