Form 10-K
period 2017-12-31
SPX CORP
filed 2018-02-21
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017, or
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2017 was $1,046,296,706. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 16, 2018 was 42,782,822.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 15, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Business
We were founded in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.
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
Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating and ventilation (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during the first and fourth quarters of 2016, respectively. See Management’s Discussion and Analysis of Financial Condition and Notes 1 and 4 to our consolidated financial statements for further discussion of these dispositions.
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
Reportable Segments
We aggregate our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income or loss for each of our segments is determined before considering impairment and special charges, pension and postretirement expense, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $511.0, $509.5 and $529.1 in 2017, 2016 and 2015, respectively, and backlog of $41.4 and $28.3 as of December 31, 2017 and 2016, respectively. Approximately 99% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia Pacific. Core brands for our cooling products include Marley and Recold, with the major competitors to these products being Baltimore Aircoil Company and Evapco. Our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, and Leading Edge brands, while our Marley-Wylain subsidiary sells Weil-McLain and Williamson-Thermoflo brands. Major competitors to these products are TPI Corporation, Ouellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company, and Dimplex North America Ltd for heating products, Burnham Holdings, Inc, Mestek, Cleaver Brooks and Buderus for boiler products, and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $260.3, $226.4 and $232.3 in 2017, 2016 and 2015, respectively, and backlog of $54.0 and $53.6 as of December 31, 2017 and 2016, respectively. Approximately 65% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific. Core brands for our underground pipe and cable locators and inspection equipment are Radiodetection, Pearpoint, Dielectric, and Warren G-V, with the major competitors to these products being Vivax-Metrotech, Leica, Subsite, IPEK, IBAK, Cues, System Studies, and Ridgid. Our bus fare collection systems, communication technologies, and specialty lighting are sold under the Genfare, TCI and Flash Technology brand names, respectively. Major competitors to our bus fare collection systems include Scheidt & Bachmann, Trapeze Group, Init, and Vix Technology, while major competitors to our communication technologies products include Rohde & Schwarz, Thales Group, Saab Grintek, and LS Telcom. Lastly, major competitors of our specialty lighting products include H&P, TWR Lighting, Unimar, Dialight and ITL.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment had revenues of $654.5, $736.4 and $797.6 in 2017, 2016 and 2015, respectively, and backlog of $434.0 and $416.7 as of December 31, 2017 and 2016, respectively. Approximately 83% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market, as well as process cooling equipment and rotating and stationary heat exchangers for the power generation and industrial markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America and South Africa.
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
Acquisitions
We did not acquire any businesses in 2017, 2016 or 2015. However, we regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that certain of our businesses would be better strategic fits with other companies or investors.
The following businesses were disposed of during 2016 and 2015:

Business	Year Disposed
Balcke Dürr*	2016
Dry Cooling	2016
SPX FLOW*	2015
___________________________________________________________________

*	Reflected as a discontinued operation for all periods presented.
International Operations
We are a multinational corporation with operations in approximately 15 countries. Sales outside the United States were $182.5, $237.1 and $303.6 in 2017, 2016 and 2015, respectively.

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
We expensed $23.3, $29.1 and $28.6 in 2017, 2016 and 2015, respectively, of research activities relating to the development and improvement of our products.
Patents/Trademarks
We own approximately 147 domestic and 238 foreign patents (comprising approximately 163 patent “families”), including approximately 26 patents that were issued in 2017, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
Employment
At December 31, 2017, we had over 5,000 employees. Six domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

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
The businesses of many of our customers, particularly general industrial and power and energy companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See "MD&A - Results of Continuing Operations and Results Reportable Segments."
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
A portion of our revenues and earnings is generated through fixed-price contracts, particularly within our Engineered Solutions reportable segment. We recognize revenues for certain of these contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
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
Our large power projects in South Africa are an example of these types of long-term-contract-related risks. The business environment surrounding our large power projects in South Africa remains difficult, as we have experienced, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including us and our subcontractors), and various suppliers. We are currently involved in a number of claim disputes relating to these challenges. We are pursuing various commercial alternatives for addressing these challenges, in attempt to mitigate our overall financial exposure.
Although we believe that our current estimates of revenues and costs relating to our long-term contracts are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
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
We are increasingly dependent on cloud-based and other information technology (“IT”) networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information. We depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. In addition, we rely on these IT systems to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial reporting processes; our manufacturing and supply chain processes; our sales and marketing efforts; and the data related to our research and development efforts. The failure of our IT systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

Information technology security threats are increasing in frequency and sophistication. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
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
We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. With respect to acquisitions, divestitures and continuing operations, we may acquire or retain liabilities of which we are not aware, or which are of a different character or magnitude than expected. Additionally, changes in laws, ordinances, regulations, or other governmental policies may significantly increase our expenses and liabilities.
We face environmental exposures including, for example, those relating to discharges from and materials handled as part of our operations, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of our employees. We may be liable for the costs of investigation, removal, or remediation of hazardous substances or petroleum products on, under, or in our current or formerly owned or leased properties, or from third-party disposal facilities that we may have used, without regard to whether we knew of, or caused, the presence of the contaminants. The presence of, or failure to properly remediate, these substances may have adverse effects, including, for example, substantial investigative or remedial obligations and limitations on the ability to sell or rent affected property or to borrow funds using affected property as collateral. New or existing environmental matters or changes in environmental laws or policies could lead to material costs for environmental compliance or cleanup. In addition, environmentally related product regulations are growing globally in number and complexity and could contribute to increased costs with respect to disclosure requirements, product sales and distribution related costs, and post-sale recycling and disposal costs. There can be no assurance that these liabilities and costs will not have a material adverse effect on our financial position, results of operations, or cash flows.
Numerous claims, complaints, and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Periodically, claims, complaints and proceedings arising other than in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (e.g. patent infringement and disputes with subsidiary shareholder(s)). From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
We devote significant time and expense to defend against the various claims, complaints, and proceedings brought against us, and we cannot assure you that the expenses or distractions from operating our businesses arising from these defenses will not increase materially.
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
We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, (ii) streamlining redundant administrative overhead and support activities, and (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies. Cost savings expectations are estimates that are inherently difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings in connection with an acquisition. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, anticipated benefits could be delayed, differ significantly from our estimates and the other information contained in this report, or not be realized.
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
Changes in tax laws and regulations or other factors could cause our income tax obligations to increase, potentially reducing our net income and adversely affecting our cash flows.
We are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we provide for income taxes based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our income tax obligations, however, may be higher due to numerous factors, including changes in tax laws or regulations and the outcome of audits and examinations of our tax returns.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changes United States (“U.S.”) income tax law for businesses and individuals. The Act introduces changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. The Act also will have tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings. We have recorded provisional amounts in our 2017 consolidated financial statements to reflect the impact of the Act, as we have yet to complete our analysis of the impact (see Notes 1 and 10 to our consolidated financial statements for additional details). The results of our analysis, which we will complete in 2018, could have a material impact on our 2018 financial position and results of operations. In addition, certain aspects of the Act are unclear and, thus, we anticipate subsequent regulations and interpretations to be issued that will provide additional guidance around application of the Act. The additional guidance could have a material impact on our financial position, results of operations, and cash flows.

There is a risk that we could be challenged by tax authorities on certain of the tax positions we have taken, or will take, on our tax returns. Although we believe that current tax laws and regulations support our positions, there can be no assurance that tax authorities will agree with our positions. In the event tax authorities were to challenge one or more of our tax positions, an unfavorable outcome could have a material adverse impact on our financial position, results of operations, and cash flows.

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
At December 31, 2017, we had $356.8 in total indebtedness. On that same date, we had $314.3 of available borrowing capacity under our revolving credit facilities, after giving effect to $35.7 reserved for outstanding letters of credit, and $33.3 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2017, we had $16.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $183.1 reserved for outstanding letters of credit. At December 31, 2017, our cash and equivalents balance was $124.3. See MD&A and Note 11 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
In 2017, approximately 87% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:

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
At December 31, 2017, we had goodwill and other intangible assets, net, of $463.5. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2017, our net liability to these plans was $156.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Policies and Use of Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
At December 31, 2017, we had six domestic collective bargaining agreements covering approximately 1,000 of our approximately 5,000 employees. Two of these collective bargaining agreements expire in 2018 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2017, we had the ability to issue up to an additional 1.682 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012, 2015, and 2017, and our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties related to continuing operations as of December 31, 2017:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	7 U.S. states and 2 foreign countries	9	0.6	1.2
Detection and Measurement reportable segment	4 U.S. states and 1 foreign country	5	0.2	0.2
Engineered Solutions reportable segment	8 U.S. states and 1 foreign country	13	2.4	0.2
Total		27	3.2	1.6
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
Set forth below are the high and low sales prices for our common stock as reported on the New York Stock Exchange composite transaction reporting system for each quarterly period during the years 2017 and 2016, together with dividend information. We discontinued dividend payments in 2015 and, thus, there were no dividends declared in 2016 or 2017.

	High	Low	Dividends Declared Per Share
2017:
4th Quarter	$32.71	$28.09	$—
3rd Quarter	29.55	23.41	—
2nd Quarter	28.93	21.97	—
1st Quarter	28.13	22.56	—

	High	Low	Dividends Declared Per Share
2016:
4th Quarter	$25.95	$15.49	$—
3rd Quarter	20.55	14.05	—
2nd Quarter	17.33	14.00	—
1st Quarter	15.52	7.62	—
There were no repurchases of common stock during the three months ended December 31, 2017. The number of shareholders of record of our common stock as of February 16, 2018 was 3,135.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2012 and the reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
SPX Corporation	$100.00	$143.71	$125.87	$54.80	$139.32	$184.37
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 1500 Industrials	100.00	141.19	153.15	149.00	179.40	217.19
S&P 600	100.00	139.65	145.85	140.95	175.83	196.46

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Summary of Operations
Revenues (1)	$1,425.8	$1,472.3	$1,559.0	$1,694.4	$1,715.1
Operating income (loss) (1)(2)(3)(4)(5)(13)	54.8	55.0	(122.2)	(185.3)	32.9
Other income (expense), net (6)(7)(8)	(2.0)	(0.3)	(10.0)	490.0	38.4
Interest expense, net	(15.8)	(14.0)	(20.7)	(20.1)	(62.7)
Loss on amendment/refinancing of senior credit agreement/ early extinguishment of debt (8)	(0.9)	(1.3)	(1.4)	(32.5)	—
Income (loss) from continuing operations before income taxes	36.1	39.4	(154.3)	252.1	8.6
Income tax (provision) benefit (9)	47.9	(9.1)	2.7	(137.5)	13.2
Income (loss) from continuing operations	84.0	30.3	(151.6)	114.6	21.8
Income (loss) from discontinued operations, net of tax (10)	5.3	(97.9)	34.6	269.3	190.5
Net income (loss)	89.3	(67.6)	(117.0)	383.9	212.3
Less: Net income (loss) attributable to noncontrolling interests	—	(0.4)	(34.3)	(9.5)	2.4
Net income (loss) attributable to SPX Corporation common shareholders	89.3	(67.2)	(82.7)	393.4	209.9
Adjustment related to redeemable noncontrolling interests (11)	—	(18.1)	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interests	$89.3	$(85.3)	$(82.7)	$393.4	$209.9
Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$1.98	$0.30	$(2.90)	$2.98	$0.46
Income (loss) from discontinued operations	0.13	(2.35)	0.87	6.30	4.16
Net income (loss) per share	$2.11	$(2.05)	$(2.03)	$9.28	$4.62
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$1.91	$0.30	$(2.90)	$2.94	$0.46
Income (loss) from discontinued operations	0.12	(2.32)	0.87	6.20	4.10
Net income (loss) per share	$2.03	$(2.02)	$(2.03)	$9.14	$4.56
Dividends declared per share (12)	$—	$—	$0.75	$1.50	$1.00
Other financial data:
Total assets	$2,040.4	$1,912.5	$2,179.3	$5,894.3	$6,851.7
Total debt	356.8	356.2	371.8	733.1	1,057.6
Other long-term obligations	915.4	921.1	851.6	861.8	930.8
SPX shareholders’ equity	314.7	191.6	345.4	1,808.7	2,153.3
Noncontrolling interests	—	—	(37.1)	3.2	14.0
Capital expenditures	11.0	11.7	16.0	19.3	31.4
Depreciation and amortization	25.2	26.5	37.0	40.6	42.7
___________________________________________________________________

(1)
During 2017, 2015 and 2014 we made revisions to expected revenues and costs on our large power projects in South Africa. These revisions resulted in a reduction of revenue and operating income of $36.9 and $52.8, respectively, in 2017, $57.2 and $95.0, respectively, in 2015, and a reduction of revenue and operating profit of $25.0 in 2014. See Notes 5 and 13 to our consolidated financial statements for additional details.

(2)
During 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2 within our Engineered Solutions reportable segment

(3)
During 2017, 2016, 2015, 2014 and 2013, we recognized income (expense) related to changes in the fair value of plan assets, actuarial gains (losses), settlement gains (losses) and curtailment gains (losses) of $(1.6), $(12.0), $(15.9), $(95.0), and $3.5, respectively, associated with our pension and postretirement benefit plans.

(4)	During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our SPX Heat Transfer (“Heat Transfer”) business.
During 2014, we recorded an impairment charge of $10.9 related to the trademarks of our Heat Transfer business. In addition, during the fourth quarter of 2014, we recorded an impairment charge of $18.0 related to our former dry cooling business’s investment in a joint venture with Shanghai Electric Group Co., Ltd.
See Note 8 to our consolidated financial statements for further discussion of impairment charges associated with intangible assets.

(5)	During 2016, we sold our dry cooling business, resulting in a pre-tax gain of $18.4.

(6)
On January 7, 2014, we completed the sale of our 44.5% interest in EGS to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2. Accordingly, we recognized no equity earnings from this joint venture after 2013. Our equity earnings from this investment totaled $41.9 in 2013.

(7)
During 2017, 2016, 2015, 2014 and 2013, we recognized gains (losses) of $(3.3), $(2.4), $(8.6), $(2.6), and $1.6, respectively, associated with foreign currency transactions, foreign currency forward contracts, and currency forward embedded derivatives.

During 2017, 2016, 2015, 2014 and 2013, we recorded charges of $3.5, $4.2, $8.0, $3.1, and $0.0 respectively, associated with asbestos product liability matters.

(8)
During the fourth quarter of 2017, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.9 during 2017 to “Loss on amendment/refinancing of senior credit agreement,” which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities. In addition, we discontinued hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on our then existing variable rate term loan, which resulted in a gain during 2017 of $2.7 that was recorded to “Other expense, net.”

During the third quarter of 2016, we elected to reduce our foreign credit instrument facilities. In connection with the reduction, we recorded a charge of $1.3 to “Loss on amendment/refinancing of senior credit agreement” during 2016 associated with the write-off of the unamortized deferred financing costs related to this previously available issuance capacity.
During the third quarter of 2015, we refinanced our senior credit facility in preparation of the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 to “Loss on amendment/refinancing of senior credit agreement” during 2015, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our prior credit agreement.
During the first quarter of 2014, we completed the redemption of all of our 7.625% senior notes due in December 2014 for a total redemption price of $530.6. As a result of the redemption, we recorded a charge of $32.5 associated with the loss on early extinguishment of debt, which related to premiums paid to redeem the senior notes of $30.6, the write-off of unamortized deferred financing costs of $1.0, and other costs associated with the extinguishment of the senior notes of $0.9.

(9)
During 2017, our income tax benefit was impacted most significantly by (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of provisional tax charges associated with the impact of the Tax Cuts and Jobs Act and (iv) $68.2 of foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of a foreign tax benefit is considered unlikely.

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
During 2015, our income tax provision was impacted by (i) the effects of approximately $139.0 of foreign losses generated during the year for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, (ii) $3.7 of foreign taxes incurred during the year related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off, and (iii) $3.4 of taxes related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.

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
During 2013, our income tax benefit was favorably impacted by the following benefits: (i) $9.5 related to net reductions in valuation allowances recorded against certain foreign deferred income tax assets, (ii) $4.1 related to various audit settlements and statute expirations, and (iii) $4.1 associated with the Research and Experimentation Credit generated in 2012.

(10)
During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments.

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

(11)
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

(12)	In connection with the Spin-Off, we discontinued dividend payments immediately following the dividend payment for the second quarter of 2015.

(13)
During 2015, 2014, and 2013 there was a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off and did not meet the requirements to be presented within discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Executive Overview
Revenue for 2017 totaled $1,425.8, compared to $1,472.3 in 2016 (and $1,559.0 in 2015). The decrease in revenue in 2017, compared to 2016, was due to a revenue decline within our Engineered Solutions reportable segment associated primarily with a decrease in organic revenue and an aggregate reduction in revenue during 2017 of $36.9 resulting from revisions during the second and fourth quarters to the expected revenues and costs of our large power projects in South Africa. These declines were partially offset by increased revenues within our Detection and Measurement reportable segment and, to a lesser extent, our HVAC reportable segment. Revenues in 2015 included $87.3 of revenue related to the dry cooling business, which was sold at the end of the first quarter of 2016, and a reduction in revenue of $57.2 resulting from a revision to the expected revenues and costs on our large power projects in South Africa. See Note 13 to our consolidated financial statements for additional details on the 2017 and 2015 revenue reductions related to our large power projects in South Africa.
Income for our reportable segments totaled $124.9 in 2017, compared to $142.8 in 2016 (and $38.8 in 2015). During 2017, income for our reportable segments was negatively impacted by an aggregate reduction in profit of $52.8 resulting from revisions during the second and fourth quarters of 2017 to the expected revenues and costs on our large power projects in South Africa, partially offset by the impact of the revenue growth within our Detection and Measurement and HVAC reportable segments noted above and cost reductions within our Detection and Measurement and Engineered Solutions reportable segments. In 2015, income for our reportable segments was impacted by a reduction in profit of $95.0 resulting from a revision to the expected revenues and costs on our large power projects in South Africa. See Note 13 to our consolidated financial statements for additional details on the 2017 and 2015 profit reductions related to our large power projects in South Africa.
Operating cash flows from (used in) continuing operations totaled $54.2 in 2017, compared to $53.4 in 2016 [and $(76.0) in 2015]. Operating cash flows from (used in) continuing operations for 2017, 2016, and 2015 were negatively impacted by cash outflows for our large power projects in South Africa of $56.5, $33.1, and $74.0, respectively, and income tax payments, net of refunds, of $22.9, $4.8, and $51.0, respectively. In addition, operating cash flows used in continuing operations in 2015 included a significant amount of disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off.
Other significant items impacting the financial results for 2017, 2016, and 2015 are as follows:
2017:

•	Income Tax Matters (see Notes 1 and 10 to our consolidated financial statements for additional details)

◦	During the fourth quarter of 2017, we recorded an income tax benefit of $77.6 for a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary.

◦
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changes U.S. income tax law for businesses and individuals. As a result of the Act, we recorded provisional net income tax charges of $11.8 during the fourth quarter of 2017.

•	Gain from a Contract Settlement - During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer. In connection with the settlement, we:

◦	Received cash proceeds of $9.0 and other consideration; and

◦	Recorded a gain of $10.2 within our Engineered Solutions reportable segment.

•
Amendment of Senior Credit Agreement - On December 19, 2017, we amended our senior credit agreement (see Note 11 to our consolidated financial statements for additional details). In connection with the amendment, we recorded:

◦	A charge of $0.9 associated with the write-off of a portion of the deferred financing costs associated with the senior credit agreement; and

◦	A gain of $2.7 related to the discontinuance of hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on our then existing term loan.

•	Actuarial Gains and Losses on Pension and Postretirement Plans (see Notes 1 and 9 to our consolidated financial statements for additional details) - We recorded:

◦	An actuarial gain during the third quarter of 2017 of $2.6 related to an amendment to our postretirement plans; and

◦	Net actuarial losses of $4.2 in the fourth quarter of 2017 in connection with the annual remeasurement of our pension and postretirement plans.
2016:

•
Sale of Dry Cooling Business - On March 30, 2016, we completed the sale of the dry cooling business (see Notes 1 and 4 to our consolidated financial statements for additional details). In connection with the sale, we:

◦	Received cash proceeds of $47.6; and

◦	Recorded a gain of $18.4, which includes a reclassification from “Accumulated other comprehensive income” of $40.4 related to foreign currency translation.

•	Sale of Balcke Dürr - On December 30, 2016, we completed the sale of Balcke Dürr (see Notes 1, 4, and 15 to our consolidated financial statements for additional details).

◦	The results of Balcke Dürr are presented as a discontinued operation.

◦	In connection with the sale, we:

▪	Received cash proceeds of less than $0.1;

▪	Left $21.1 of cash in the business at the time of the sale and provided the buyer a non-interest bearing loan of $9.1, payable in installments at the end of 2018 and 2019; and

▪	Recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for 2016.

•
Intangible Asset Impairment Charges - We recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business, which included $23.9 for definite-lived intangible assets and $6.2 for indefinite-lived intangible assets (see Note 8 to our consolidated financial statements for additional details).

•	Actuarial Losses on Pension and Postretirement Plans (see Notes 1 and 9 to our consolidated financial statements for additional details) - During the year, we recorded net actuarial losses of $12.0.
2015:

•	Spin-Off of SPX FLOW - On September 26, 2015, we completed the Spin-Off of SPX FLOW (see Notes 1 and 4 to our consolidated financial statements for additional details).

◦	The results of SPX FLOW are presented as a discontinued operation.

◦
Our 2015 results from continuing operations include a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off.

•
Actuarial Losses on Pension and Postretirement Plans (see Notes 1 and 9 to our consolidated financial statements for additional details) - During the year, we recorded net actuarial losses of $21.0 and a curtailment gain of $5.1.

Results of Continuing Operations
Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, our heating and ventilation businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the revenue reduction that resulted from the second and fourth quarter 2017 and third quarter 2015 revisions to the expected revenues and profits on our large power projects in South Africa of $13.5, $23.4 and $57.2, respectively. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the years ended December 31, 2017, 2016, and 2015, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,			2017 vs	2016 vs
	2017	2016	2015	2016%	2015%
Revenues	$1,425.8	$1,472.3	$1,559.0	(3.2)%	(5.6)%
Gross profit	330.2	375.8	275.9	(12.1)	36.2
% of revenues	23.2%	25.5%	17.7%
Selling, general and administrative expense	282.3	301.0	387.8	(6.2)	(22.4)
% of revenues	19.8%	20.4%	24.9%
Intangible amortization	0.6	2.8	5.2	(78.6)	(46.2)
Impairment of intangible assets	—	30.1	—	*	*
Special charges, net	2.7	5.3	5.1	(49.1)	3.9
Gain on contract settlement	10.2	—	—	*	*
Gain on sale of dry cooling business	—	18.4	—	*	*
Other expense, net	(2.0)	(0.3)	(10.0)	*	*
Interest expense, net	(15.8)	(14.0)	(20.7)	12.9	(32.4)
Loss on amendment/refinancing of senior credit agreement	(0.9)	(1.3)	(1.4)	(30.8)	(7.1)
Income (loss) from continuing operations before income taxes	36.1	39.4	(154.3)	*	*
Income tax (provision) benefit	47.9	(9.1)	2.7	*	*
Income (loss) from continuing operations	84.0	30.3	(151.6)	*	*
Components of consolidated revenue decline:
Organic				(0.8)	(3.3)
Foreign currency				0.6	(1.9)
Sale of dry cooling business				(0.5)	(4.1)
South Africa revenue revision				(2.5)	3.7
Net revenue decline				(3.2)	(5.6)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2017, the decrease in revenues, compared to 2016, was due, in part, to a decline in organic revenue within our Engineered Solutions reportable segment, partially offset by increases in organic revenue within our Detection and Measurement reportable segment and, to a lesser extent, our HVAC reportable segment. In addition, revenues were negatively impacted by (i) an aggregate reduction in revenue of $36.9 resulting from revisions during the second and fourth quarters of 2017 to the expected revenues and costs on our large power projects in South Africa and (ii) the impact of the sale of the dry cooling business at the end of the first quarter of 2016. These declines in revenue were partially offset by the impact of a weaker U.S. dollar during 2017. See “Results of Reportable Segments” for additional details.
For 2016, the decrease in revenues, compared to 2015, was due to the impact of the sale of the dry cooling business at the end of the first quarter of 2016, a decline in organic revenue, and, to a lesser extent, a stronger U.S. dollar in 2016. These decreases were offset partially by the impact of a reduction in revenues of $57.2 during the third quarter of 2015 resulting from a revision to the expected revenues and costs on our large power projects in South Africa. The decline in organic revenue was due primarily to lower sales of process cooling products within our Engineered Solutions reportable segment. See “Results of Reportable Segments” for additional details.
Gross Profit — For 2017, the decrease in gross profit and gross profit as a percentage of revenues, compared to 2016, was due primarily to an aggregate reduction in gross profit of $52.8 resulting from revisions during the second and fourth quarters of 2017 to the expected revenues and costs of our large power projects in South Africa, partially offset by the impact of the organic revenue growth in our Detection and Measurement reportable segment noted above.
The increase in gross profit and gross profit as a percentage of revenue in 2016, compared to 2015, was due primarily to a reduction in gross profit of $95.0 during the third quarter of 2015 associated with a revision to the expected revenues and costs of our large power projects in South Africa. In addition, during 2016, gross profit and gross profit as a percentage of revenues were impacted favorably by cost reductions and improved operating efficiency at the businesses within our HVAC reportable segment and our power transformer business.
Selling, General and Administrative (“SG&A”) Expense — For 2017, the decrease in SG&A expense, compared to 2016, was due primarily to (i) a decline in actuarial losses for our pension and postretirement plans (net losses of $1.6 in 2017, compared to net losses of $12.0 in 2016 - see Note 9 to our consolidated financial statements for further details), (ii) the impact of the sale of the dry cooling business at the end of the first quarter of 2016, and (iii) cost reductions within our Detection and Measurement and Engineered Solutions reportable segments over the past year.
For 2016, the decrease in SG&A expense, compared to 2015, was due primarily to declines in corporate expense of $61.7, pension and postretirement expense of $3.2, and long-term incentive compensation expense of $20.2. See “Results of Reportable Segments” for additional details on corporate expense, pension and postretirement expense, and long-term incentive compensation expense.
Intangible Amortization — For 2017, the decline in intangible amortization, compared to 2016, was primarily due to the impact of the $23.9 impairment charge recorded in the fourth quarter of 2016 associated with our Heat Transfer business’s definite-lived intangible assets.
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
Impairment of Intangible Assets — During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business, which included $23.9 for definite-lived intangible assets and $6.2 for indefinite-lived intangible assets.
See Note 8 to our consolidated financial statements for further discussion of impairment charges.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 6 to our consolidated financial statements for the details of actions taken in 2017, 2016 and 2015. The components of special charges, net, are as follows:

	Year ended December 31,
	2017	2016	2015
Employee termination costs	$2.5	$1.7	$4.5
Facility consolidation costs	—	—	0.2
Other cash costs, net	0.2	—	0.1
Non-cash asset write-downs	—	3.6	0.3
Total	$2.7	$5.3	$5.1
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
Other Expense, Net — Other expense, net, for 2017  was composed primarily of charges of $3.5 associated with asbestos product liability matters, foreign currency transaction losses of $2.9, and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.6, partially offset by a gain of $2.7 associated with the discontinuance of hedge accounting on our interest rate swap agreements, income from company-owned life insurance policies of $1.7, and equity earnings in joint ventures of $0.7.
Other expense, net, for 2016 was composed primarily of charges of $4.2 associated with asbestos product liability matters, losses on foreign currency forward contracts (“FX forward contracts”) of $5.1, and losses on FX embedded derivatives of $1.2. These amounts were offset partially by foreign currency transaction gains of $3.9, income from company-owned life insurance policies of $2.8, equity earnings in joint ventures of $1.5, income associated with transition services provided in connection with the sale of the dry cooling business of $0.9, and gains on asset sales of $0.9.
Other expense, net, for 2015 was composed primarily of charges of $8.0 associated with asbestos product liability matters, foreign currency transaction losses of $7.4, and losses on FX forward contracts of $7.7, partially offset by gains of $6.5 on FX embedded derivatives, income from company-owned life insurance policies of $3.8, and equity earnings in joint ventures of $1.5.
Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2017, compared to 2016, was primarily a result of a higher weighted-average interest rate and higher average debt balances during 2017, compared to 2016.
The decrease in interest expense, net, during 2016, compared to 2015, was primarily the result of a decline in interest expense due to lower average debt balances during 2016.
Loss on Amendment/Refinancing of Senior Credit Agreement — During the fourth quarter of 2017, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.9 during 2017, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities.
In the third quarter of 2016, we reduced the issuance capacity under our foreign credit facilities by $200.0. In connection with such reduction, we recorded a charge of $1.3 associated with the write-off of the unamortized deferred financing costs related to the $200.0 of previously available issuance capacity.
In the third quarter of 2015, we refinanced our senior credit facilities in connection with the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 during 2015, which consisted of the write-off of unamortized deferred financing costs related to our prior senior credit facilities.
Income Taxes — During 2017, we recorded an income tax benefit of $47.9 on $36.1 of pre-tax income from continuing operations, resulting in an effective tax rate of (132.7)%. The most significant items impacting the income tax benefit for 2017 were a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $11.8 of net tax charges associated with the impact of the new tax regulations in the U.S. previously discussed and foreign losses generated during the year of $68.2 for which no foreign tax benefit was recognized as future realization of a foreign tax benefit is considered unlikely.
During 2016, we recorded an income tax provision of $9.1 on $39.4 of a pre-tax income from continuing operations, resulting in an effective tax rate of 23.1%. The most significant items impacting the effective tax rate for 2016 were the $0.3 of income taxes provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business, $13.7 of foreign losses generated during the period for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, and $2.4 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
During 2015, we recorded an income tax benefit of $2.7 on $154.3 of a pre-tax loss from continuing operations, resulting in an effective tax rate of 1.7%. The most significant item impacting the effective tax rate for 2015 was the effects of approximately $139.0 of foreign losses generated during the year for which no tax benefit was recognized, as future realization of such foreign tax benefit is considered unlikely. In addition, we incurred foreign tax charges of $3.7 related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off and $3.4 of net charges related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.

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
The results of Balcke Dürr are presented as a discontinued operation. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the years ended December 31, 2016 and 2015 are shown below:

	Year ended December 31,
	2016	2015
Revenues	$153.4	$160.3
Costs and expenses:
Costs of products sold	144.2	143.8
Selling, general and administrative	31.4	37.9
Impairment of goodwill	—	13.7
Special charges (credits), net	(1.3)	12.7
Other expense, net	(0.2)	(0.9)
Loss before taxes	(21.1)	(48.7)
Income tax benefit	4.5	9.1
Loss from discontinued operations	$(16.6)	$(39.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0	$2.2
Impairment of goodwill	—	13.7
Capital expenditures	0.7	1.9
During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments.

Spin-Off of SPX FLOW
As indicated in Note 1 to our consolidated financial statements, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are reflected as a discontinued operation within our consolidated financial statements for all periods presented. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the year ended December 31, 2015 (1) are shown below:

Revenues	$1,775.1
Costs and expenses:
Costs of products sold	1,179.3
Selling, general and administrative (2)	368.2
Intangible amortization	17.7
Impairment of intangible assets	15.0
Special charges	41.2
Other income, net	1.3
Interest expense, net	(32.6)
Income before taxes	122.4
Income tax provision	(43.0)
Income from discontinued operations	79.4
Less: Net loss attributable to noncontrolling interest	(0.9)
Income from discontinued operations attributable to common shareholders	$80.3

(1)
Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

(2)	Includes $30.8 of professional fees and other costs that were incurred in connection with the Spin-Off.
The following table presents selected financial information for SPX FLOW that is included within discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2015(1):

Non-cash items included in income from discontinued operations, net of tax
Depreciation and amortization	$44.3
Impairment of intangible assets	15.0
Capital expenditures	43.1
(1) Represents amounts for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
Other Discontinued Operations Activity
In addition to the businesses discussed above, we recognized net losses of $1.5, $2.7 and $5.2 during 2017, 2016 and 2015, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2015.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the years ended December 31, 2017, 2016 and 2015, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2017	2016	2015 (1)
Balcke Dürr
Loss from discontinued operations	$(2.6)	$(107.0)	$(48.7)
Income tax benefit	9.4	11.8	9.1
Income (loss) from discontinued operations, net	6.8	(95.2)	(39.6)

SPX FLOW
Income from discontinued operations	—	—	122.4
Income tax provision	—	—	(43.0)
Income from discontinued operations, net	—	—	79.4

All other
Loss from discontinued operations	(4.0)	(3.7)	(8.6)
Income tax benefit	2.5	1.0	3.4
Loss from discontinued operations, net	(1.5)	(2.7)	(5.2)

Total
Income (loss) from discontinued operations	(6.6)	(110.7)	65.1
Income tax (provision) benefit	11.9	12.8	(30.5)
Income (loss) from discontinued operations, net	$5.3	$(97.9)	$34.6

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

HVAC Reportable Segment

	Year Ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$511.0	$509.5	$529.1	0.3	(3.7)
Income	74.1	80.2	80.2	(7.6)	—
% of revenues	14.5%	15.7%	15.2%
Components of revenue increase (decline):
Organic				0.3	(2.4)
Foreign currency				—	(1.3)
Net revenue increase (decline)				0.3	(3.7)
Revenues — For 2017, the increase in revenues, compared to 2016, was due to the increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of cooling products and heating and ventilation products, partially offset by a decline in sales of boiler products.
For 2016, the decrease in revenues, compared to 2015, was due to a decline in organic revenue and, to a lesser extent, the impact of a stronger U.S. dollar during 2016. The organic revenue decline primarily was the result of lower sales of heating and ventilation products.
Income — For 2017, income and margin decreased, compared to 2016, primarily as a result of a less profitable sales mix associated with the segment’s cooling and boiler products as well as lower absorption of fixed costs within the boiler products business due to the lower sales volumes noted above.
For 2016, margin increased, compared to 2015, primarily as a result of improved operating efficiency and a more profitable sales mix within the segment’s heating and ventilation products businesses.
Backlog — The segment had backlog of $41.4 and $28.3 as of December 31, 2017 and 2016, respectively. Approximately 99% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$260.3	$226.4	$232.3	15.0	(2.5)
Income	63.4	45.3	46.0	40.0	(1.5)
% of revenues	24.4%	20.0%	19.8%
Components of revenue increase (decline):
Organic				15.5	(0.3)
Foreign currency				(0.5)	(2.2)
Net revenue increase (decline)				15.0	(2.5)
Revenues — For 2017, the increase in revenues, compared to 2016, was due to an increase in organic revenue. The increase in organic revenue was the result of an increase in sales for all of the primary product lines within the segment.
For 2016, the decrease in revenues, compared to 2015, was due to a stronger U.S. dollar in 2016 and, to a lesser extent, a decline in organic revenue. The decline in organic revenue was due primarily to a decrease in sales of communication technologies products, generally offset by increases in sales of bus fare collection systems and specialty lighting products.
Income — For 2017, the increase in income and margin, compared to 2016, was due primarily to the revenue increase noted above and lower SG&A expense resulting from cost reductions within our bus fare collection systems’ and communication technologies’ businesses.
For 2016, the decrease in income, compared to 2015, was primarily due to the revenue decline noted above.

Backlog — The segment had backlog of $54.0 and $53.6 as of December 31, 2017 and 2016, respectively. Approximately 65% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018.
Engineered Solutions Reportable Segment

	Year Ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$654.5	$736.4	$797.6	(11.1)	(7.7)
Income (loss)	(12.6)	17.3	(87.4)	*	*
% of revenues	(1.9)%	2.3%	(11.0)%
Components of revenue decline:
Organic				(6.7)	(4.5)
Foreign currency				1.5	(2.3)
Sale of dry cooling business				(0.9)	(8.1)
South Africa revenue revision				(5.0)	7.2
Net revenue decline				(11.1)	(7.7)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2017, the decrease in revenues, compared to 2016, was due primarily to a decline in organic revenue, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during 2017. The decline in organic revenue was the result of lower sales related to the segment’s large power projects in South Africa, as these projects generally are in the latter stages of completion, as well as lower sales of power transformers and process cooling products. The decrease in power transformer sales was due primarily to the timing of shipments. In addition, our process cooling business has been impacted by a shift in its sales model, whereby it is now focused more on high-margin components and services and less on lower-margin large projects. In addition, the decrease in revenues compared to the same period in 2016, resulted from an aggregate reduction in revenue of $36.9 related to revisions during the second and fourth quarters of 2017 to the expected revenues and costs on the segment’s large power projects in South Africa and the impact of the sale of the dry cooling business at the end of the first quarter of 2016.
For 2016, the decrease in revenues, compared to 2015, was due primarily to the impact of the sale of the dry cooling business at the end of the first quarter of 2016, a decline in organic revenue, and, to a lesser extent, the impact of a stronger U.S. dollar in 2016, partially offset by the impact of a reduction in revenues of $57.2 during the third quarter of 2015 resulting from a revision to the expected revenues and costs on the segment’s large power projects in South Africa. The decline in organic revenues was due primarily to lower sales of process cooling products.
Income — For 2017, the decrease in profit and margin, compared to 2016, was due primarily to an aggregate reduction in profit of $52.8 associated with revisions during the second and fourth quarters of 2017 to the expected revenues and costs of the segment’s large power projects in South Africa, partially offset by a $10.2 gain recorded during the third quarter of 2017 resulting from the settlement of a contract that had been suspended and then ultimately cancelled by a customer. In addition, income and margin in 2017, compared to 2016, were favorably impacted by cost reductions at the segment’s Heat Transfer business resulting from restructuring actions that were implemented in 2016 and the sale of the dry cooling business, which generated losses in 2016 prior to its sale.
For 2016, the increase in profit and margin, compared to 2015, was due primarily to the fact that the segment’s results for 2015 included a reduction in profit of $95.0 during the third quarter of 2015 resulting from a revision to the expected revenues and costs on the segment’s large power projects in South Africa. During 2016, income and margin for the segment’s power transformer business increased as a result of improved operating efficiency. However, these increases were offset partially by lower profitability from process cooling products resulting primarily from the decline in revenue noted above.
Backlog — The segment had backlog of $434.0 and $416.7 as of December 31, 2017 and 2016, respectively. Approximately 83% of the segment’s backlog as of December 31, 2017 is expected to be recognized as revenue during 2018.

Corporate Expense and Other Expense

	Year Ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Total consolidated revenues	$1,425.8	$1,472.3	$1,559.0	(3.2)	(5.6)
Corporate expense	46.2	41.7	103.4	10.8	(59.7)
% of revenues	3.2%	2.8%	6.6%
Pension and postretirement expense	5.4	15.4	18.6	(64.9)	(17.2)
Long-term incentive compensation expense	15.8	13.7	33.9	15.3	(59.6)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. Prior to the Spin-Off, corporate expense also included costs of our Asia Pacific center in Shanghai, China, which was part of the Spin-Off, costs that were previously allocated to the Flow Business that do not meet the requirements to be presented within discontinued operations, and the cost of corporate employees who became employees of SPX FLOW at the time of the Spin-Off. The increase in corporate expense in 2017, compared to 2016, was due primarily to higher incentive compensation expense, as well as higher professional fees. The decrease in corporate expense in 2016, compared to 2015, was due primarily to the elimination of costs in connection with the Spin-Off, including the cost of corporate employees who became employees of SPX FLOW.
Pension and Postretirement Expense — Pension and postretirement expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in pension and postretirement expense in 2017, compared to 2016, was due primarily to a decline in actuarial losses, as net actuarial losses totaled $1.6 in 2017 and $12.0 in 2016. Actuarial losses in 2017 included net charges of $4.2 related to our fourth quarter remeasurement of our plans’ assets and liabilities, partially offset by an actuarial gain of $2.6 recorded in the third quarter of 2017 associated with the remeasurement of the unfunded liability related to certain postretirement benefits. The fourth quarter 2017 net charges resulted primarily from lower discount rates applied to our plans’ projected benefit obligations, partially offset by better than expected returns on our plans’ assets.
The decrease in pension and postretirement expense in 2016, compared to 2015, was due to a decline in actuarial losses, as actuarial losses in 2016 totaled $12.0 compared to $15.9 in 2015. Actuarial losses for 2016 and 2015 resulted primarily from our fourth quarter remeasurement of our plan’s assets and liabilities, with the resulting charges for the fourth quarter of 2016 and 2015 totaling $10.2 and $9.6, respectively. The fourth quarter 2016 charges resulted primarily from lower discount rates applied to our plans’ projected benefit obligations, while the fourth quarter 2015 charges resulted primarily from lower than expected returns on plan assets. Actuarial losses for 2016 also included charges of $1.8 associated with the second quarter 2016 remeasurement of the assets and liabilities of the SPX U.S. Pension Plan (the “U.S. Plan”) and Supplemental Individual Account Retirement Plan (“SIARP”) in connection with lump-sum payments that were made by these plans during the quarter. Actuarial losses for 2015 also included charges of $11.4 associated with the third quarter 2015 remeasurement of the assets and liabilities of the U.S. Plan and SIARP in connection with an amendment to these plans to freeze all benefits of active non-union participants. This amendment also resulted in a curtailment gain of $5.1 during the third quarter of 2015.
See Note 9 to our consolidated financial statements for further details on our pension and postretirement plans.
Long-term Incentive Compensation Expense —  The increase in long-term incentive compensation expense during 2017, compared to the respective period in 2016, was due primarily to additional charges of $1.6 in 2017 associated with certain of our long-term cash-awards, as we now expect to exceed the three-year segment income performance target required of these awards. The decrease in long-term incentive compensation expense in 2016, compared to 2015, was due primarily to the fact that the 2015 amount included $21.6 of costs related to corporate employees who became employees of SPX FLOW at the time of the Spin-Off or retired in connection with the Spin-Off.
See Note 14 to our consolidated financial statements for further details on our long-term incentive compensation plans.

Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Continuing operations:
Cash flows from (used in) operating activities	$54.2	$53.4	$(76.0)
Cash flows from (used in) investing activities	(11.3)	36.4	(14.0)
Cash flows used in financing activities	(6.2)	(20.5)	(173.7)
Cash flows used in discontinued operations	(6.6)	(77.8)	(4.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(5.4)	6.7	(57.9)
Net change in cash and equivalents	$24.7	$(1.8)	$(326.2)
2017 Compared to 2016
Operating Activities — The increase in cash flows from operating activities, compared to 2016, was due primarily to improved operating cash flows across our businesses related to improved profitability and reductions in working capital, partially offset by a year-over-year increase in net income tax payments ($22.9 in 2017, compared to $4.8 in 2016) and an increase in cash outflows associated with our large power projects in South Africa ($56.5 in 2017, compared to $33.1 in 2016).
Investing Activities — Cash flows used in investing activities for 2017 were comprised of capital expenditures of $11.0 and an increase in restricted cash of $0.3. Cash flows from investing activities for 2016 related to proceeds from asset sales of $48.1 (including proceeds from the sale of the dry cooling business of $47.6), partially offset by capital expenditures of $11.7.
Financing Activities — During 2017, net cash flows used in financing activities primarily related to financing fees of $3.6 paid in connection with the December 2017 amendment of our senior credit agreement and net repayments under our various debt instruments of $1.3. During 2016, net cash flows used in financing activities primarily related to net repayments of debt of $18.9.
Discontinued Operations — Cash flows used in discontinued operations for 2017 related to disbursements for liabilities retained in connection with dispositions, while cash flows used in discontinued operations during 2016 related primarily to the operations of our Balcke Dürr business and the cash disposed of in connection with the sale of Balcke Dürr.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2017 and 2016.
2016 Compared to 2015
Operating Activities — The increase in cash flows from operating activities during 2016, compared to 2015, was due primarily to the fact that cash flows used in operating activities during 2015 included disbursements for general corporate overhead costs related to a corporate structure that supported the SPX business prior to the Spin-Off. As previously noted, a significant portion of this corporate structure transferred to SPX FLOW at the time of the Spin-Off and, thus, was no longer part of our company during 2016. In addition, operating cash flows associated with our businesses increased during 2016, compared to 2015, primarily as a result of the timing of cash receipts on certain long-term projects.
Investing Activities — Cash flows from investing activities for 2016 related to proceeds from asset sales of $48.1 (including proceeds from the sale of the dry cooling business of $47.6), partially offset by capital expenditures of $11.7. Cash flows used in investing activities during 2015 related to capital expenditures of $16.0, partially offset by proceeds from asset sales of $2.0.
Financing Activities — During 2016, net cash flows used in financing activities primarily related to net repayments of debt of $18.9. During 2015, net cash flows used in financing activities primarily related to the cash dividend to SPX

FLOW in connection with the Spin-Off of $208.6 and dividends paid of $45.9, partially offset by net borrowings under our senior credit facilities of $97.0.
Discontinued Operations — Cash flows used in discontinued operations during 2016 related primarily to the operations of our Balcke Dürr business and the cash disposed of in connection with the sale of Balcke Dürr, while cash flows used in discontinued operations during 2015 related primarily to the cash flows associated with the FLOW Business.
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
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2017:

	December 31, 2016	Borrowings	Repayments	Other (5)	December 31, 2017
Revolving loans	$—	$54.6	$(54.6)	$—	$—
Term loans (1)(2)	339.6	350.0	(341.2)	(0.7)	347.7
Trade receivables financing arrangement (3)	—	74.0	(74.0)	—	—
Other indebtedness (4)	16.6	38.7	(48.8)	2.6	9.1
Total debt	356.2	$517.3	$(518.6)	$1.9	356.8
Less: short-term debt	14.8				7.0
Less: current maturities of long-term debt	17.9				0.5
Total long-term debt	$323.5				$349.3
_____________________________________________________________

(1)
As noted below, we amended our senior credit agreement on December 19, 2017 and proceeds of $350.0 were made available by way of a new term loan facility, with $328.1 utilized to repay, in full, amounts outstanding under the then-existing term loan facility

(2)
The new term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.3 and $1.6 at December 31, 2017 and December 31, 2016, respectively.

(3)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2017, we had $33.3 of available borrowing capacity under this facility.

(4)
Primarily includes capital lease obligations of $2.1 and $1.7, balances under purchase card programs of $2.8 and $3.9, borrowings under a line of credit in South Africa of $0.0 and $10.2, and borrowings under a line of credit in China of $4.1 and $0.0, at December 31, 2017 and 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(5)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the new term loan, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2017 are $0.5, $18.0, $18.0, $17.9 and $297.7, respectively.
Senior Credit Facilities
On December 19, 2017, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $900.0, consisting of the following (each with the final maturity of December 19, 2022):

•	A new term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $145.0 (previously $175.0); and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0 (previously $125.0).

The above amendment of our Credit Agreement also:

•
Adjusts the maximum aggregate amount of additional commitments we may seek, without consent of existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility, and/or the bilateral foreign credit instrument facility, to (i) the greater of (A) $200.0 or (B) our Consolidated EBITDA for the preceding four fiscal quarters, plus (ii) an amount equal to all voluntary prepayments of the term loan facility and the voluntary prepayments accompanied by permanent commitment reductions of revolving credit facilities and foreign credit instrument facilities, plus (iii) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio for the prior four fiscal quarters does not exceed 2.75 to 1.00 (with the provisions described in clauses (ii) and (iii) being essentially unchanged from the previous agreement);

•
Permits unlimited investments, capital stock repurchases and dividends, and prepayments of subordinated debt if our Consolidated Leverage Ratio, after giving pro forma effect to such payments, is less than 2.75 to 1.00 (2.50 to 1.00 prior to the amendment);

•
Increases the Consolidated Leverage Ratio that we are required to maintain as of the last day of any fiscal quarter to not more than 3.50 to 1.00 (or 4.00 to 1.00 for the four fiscal quarters after certain permitted acquisitions) and included certain add-backs in the definition of consolidated EBITDA used in determining such ratio; and

•	Adjusts per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, to be as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.25 to 1.0 and 3.00 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.50 to 1.0 and 2.25 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Less than 1.50 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%

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

The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage as previously discussed, which varies based on our Consolidated Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents not to exceed $150.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings.
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 3.2% at December 31, 2017.
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

Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by SPX or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults then exist, all collateral security is to be released and the indebtedness under the Credit Agreement would be unsecured.
The Credit Agreement requires that SPX maintain:

•
A Consolidated Interest Coverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•
As previously discussed, a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.50 to 1.00 (or 4.00 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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
As previously discussed, we are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $50.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the effective date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the effective date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
At December 31, 2017, we had $314.3 of available borrowing capacity under our revolving credit facilities after giving effect to $35.7 reserved for outstanding letters of credit. In addition, at December 31, 2017, we had $16.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $183.1 reserved for outstanding letters of credit.
At December 31, 2017, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2017 and 2016, the participating businesses had $2.8 and $3.9, respectively, outstanding under these arrangements.
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
In addition, we maintain line of credit facilities in China, India, and South Africa available to fund operations in these regions, when necessary. At December 31, 2017, the aggregate amount of borrowing capacity under these facilities was $20.2, while the aggregate borrowings outstanding were $4.2.
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
As of December 31, 2017, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these Swaps no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. As of December 31, 2017, the aggregate notional amount of these Swaps was $162.6. In addition, we have recorded a current asset of $3.3 as of December 31, 2017 to recognize the fair value of these Swaps. As of December 31, 2016, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.7.
Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, GBP and Euro.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other expense, net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
We had FX forward contracts with an aggregate notional amount of $9.0 and $8.8 outstanding as of December 31, 2017 and 2016, respectively, with all of the $9.0 scheduled to mature in 2018. We also had FX embedded derivatives with an aggregate notional amount of $1.1 and $0.9 at December 31, 2017 and 2016, respectively, with all of the $1.1 scheduled to mature in 2018. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of December 31, 2017 and 2016. The net loss recorded in “Other expense, net” related to FX forward contracts and embedded derivatives totaled $0.4 in 2017, $6.3 in 2016 and $1.2 in 2015.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.6 and 4.1 pounds of copper at December 31, 2017 and 2016, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2017 and 2016, the fair value of these contracts was $1.1 (current asset) and $1.1 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $0.8 and $0.8 as of December 31, 2017 and 2016, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2017 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments as of December 31, 2017 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
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
Cash and Other Commitments
Our Senior Credit Facilities are payable in full on December 19, 2022. Our term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first fiscal quarter of 2019. The remaining balance is repayable in full on December 19, 2022.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2017, we had $38.3 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2017 totaled $11.0, compared to $11.7 and $16.0 in 2016 and 2015, respectively. Capital expenditures in 2017 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2018 capital expenditures to approximate $12.0 to $14.0, with a significant portion related to replacement of equipment.
In 2017, we made contributions and direct benefit payments of $18.7 to our defined benefit pension and postretirement benefit plans. We expect to make $17.4 of minimum required funding contributions and direct benefit payments in 2018. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately 8% in 2017. See Note 9 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, we paid $22.9, $4.8 and $51.0 of income taxes for 2017, 2016 and 2015, respectively. In 2017, we made payments of $25.6 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $2.7. The amount of income taxes that we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.
As of December 31, 2017, except as discussed in Notes 4, 13 and 15 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $35.7 of certain standby letters of credit outstanding, all of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $183.1 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) approximately $102.4 of surety bonds. In addition, $35.7 of our standby letters of credit relate to self-insurance or environmental matters.
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

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2017:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$7.0	$7.0	$—	$—	$—
Long-term debt obligations	352.1	0.5	36.0	315.6	—
Pension and postretirement benefit plan contributions and payments(1)	210.7	17.3	31.0	25.7	136.7
Purchase and other contractual obligation(2)	91.8	90.8	0.9	0.1	—
Future minimum operating lease payment(3)	38.3	8.3	14.4	9.0	6.6
Interest payments	68.0	13.3	28.4	26.3	—
Total contractual cash obligations(4)(5)	$767.9	$137.2	$110.7	$376.7	$143.3
____________________________

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rate of compensation increases, and health care cost trend rates. The expected pension contributions for the U.S. plans in 2018 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 9 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)	Represents contractual commitments to purchase goods and services at specified dates.

(3)	Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.0 to $15.0.

(5)	In addition, the above table does not include potential payments under (i) our derivative financial instruments or (ii) the guarantees and bonds associated with Balcke Dürr.
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
Our recorded liabilities related to these matters totaled $685.7 (including $641.2 for asbestos product liability matters) and $653.5 (including $605.6 for asbestos product liability matters) at December 31, 2017 and 2016, respectively. The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $590.9 and $564.4 at December 31, 2017 and 2016, respectively. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
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
During the third quarter of 2015, we gained additional insight into the path for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from prime contractors and our subcontractors. In response to this new information, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the year ended December 31, 2015 of $95.0, which is comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8.

Over the past two years, we have implemented various initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, significant progress has occurred with regard to the projects, as we have now completed the majority of our contractual scope and expect to complete the remainder by the end of 2019.
During 2017, we experienced higher than expected costs associated with (i) our efforts to accelerate completion of certain scopes of work, (ii) financial and other challenges facing certain of our subcontractors, and (iii) delays and other on-site productivity challenges. As a result, during the second and fourth quarters of 2017, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $52.8 during the year ended December 31, 2017 ($22.9 and $29.9, during the second and fourth quarters of 2017, respectively), which is comprised of a reduction in revenue of $36.9 ($13.5 and $23.4, during the second and fourth quarters of 2017, respectively) and an increase in cost of products sold of $15.9 ($9.4 and $6.5, during the second and fourth quarters of 2017, respectively).
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2017, the projected revenues related to our large power projects in South Africa included approximately $29.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.

Although we believe that our current estimates of revenues and costs relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $20.9 and $18.5 at December 31, 2017 and 2016, respectively) within “Accrued expenses” on our consolidated balance sheets as of December 31, 2017 and 2016, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, during 2016 we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.
In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. The Court heard arguments on SPX Technologies application in November 2017. On January 22, 2018, the Court ruled in SPX Technologies favor and set aside the Arbitration Tribunal’s ruling. This ruling by the Court is subject to appeal by the BEE Partner. The BEE Partner has filed for leave to appeal the decision and SPX Technologies will continue to assert all legal defenses available to it.

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
Long-Term Contract Accounting
Certain of our businesses, primarily within the Engineered Solutions reportable segment, recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. In 2017, 2016 and 2015, we recognized $255.5, $336.1 and $361.8 of revenues under the percentage-of-completion method, respectively.
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
Based on our annual goodwill impairment testing in 2017, we determined that the estimated fair value of each of our reporting units exceeded the carrying value of their respective net assets by over 100%.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2017 pension expense by approximately $17.9, and a 50 basis point increase in the discount rate would have decreased our 2017 pension expense by approximately $16.3.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2018, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 7.25%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 100 basis point increase in the healthcare cost trend rate would have increased our 2017 postretirement expense by approximately $1.4, and a 100 basis point decrease in the healthcare cost trend rate would have decreased our 2017 postretirement expense by approximately $1.6.
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
Parent Guarantees and Bonds Associated with Balcke Dürr
As discussed in Note 1 to our consolidated financial statements, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 76.1 and Euro 47.9, respectively, at December 31, 2017). We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default (unobservable inputs - Level 3). In addition, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the parent company guarantees or bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. By way of an offset to “Other expense, net,” we are reducing the liability and amortizing the asset, with the reduction of the liability generally to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Notes 4 and 15 to our consolidated financial statements for further information.

New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
(All currency amounts are in millions)
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the South African Rand, GBP, and Euro. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 12 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2017, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2018	2019	2020	2021	Thereafter	Total	Fair Value
Term loan	$—	$17.5	$17.5	$17.5	$297.5	$350.0	$—
Average interest rate						3.2%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
We had interest rate swap agreements with an aggregate notional amount of $162.6 at December 31, 2017. The fair value of the Swaps was $3.3 (recorded as a current asset) as of December 31, 2017.
We had FX forward contracts with an aggregate notional amount of $9.0 at December 31, 2017, with all of the $9.0 scheduled to mature in 2018. We also had FX embedded derivatives with an aggregate notional amount of $1.1 at December 31, 2017, with all of the $1.1 scheduled to mature in 2018. The aggregate fair value of our FX forward contracts and FX embedded derivatives was $0.4 (recorded as a current liability) as of December 31, 2017.
We had commodity contracts with an outstanding notional amount of 3.6 pounds of copper at December 31, 2017. The fair value of these contracts was $1.1 (recorded as a current asset) as of December 31, 2017.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2017
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SPX Corporation:
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of a Matter
As discussed in Note 1 to the consolidated financial statements, on September 26, 2015, the Company completed the spin-off of SPX FLOW, Inc. through a distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders. The operating results of SPX FLOW, Inc. have been presented as discontinued operations in the 2015 consolidated financial statements.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018

We have served as the Company’s auditor since 2002.

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues	$1,425.8	$1,472.3	$1,559.0
Costs and expenses:
Cost of products sold	1,095.6	1,096.5	1,283.1
Selling, general and administrative	282.3	301.0	387.8
Intangible amortization	0.6	2.8	5.2
Impairment of intangible assets	—	30.1	—
Special charges, net	2.7	5.3	5.1
Gain on contract settlement	10.2	—	—
Gain on sale of dry cooling business	—	18.4	—
Operating income (loss)	54.8	55.0	(122.2)
Other expense, net	(2.0)	(0.3)	(10.0)
Interest expense	(17.1)	(14.8)	(22.0)
Interest income	1.3	0.8	1.3
Loss on amendment/refinancing of senior credit agreement	(0.9)	(1.3)	(1.4)
Income (loss) from continuing operations before income taxes	36.1	39.4	(154.3)
Income tax (provision) benefit	47.9	(9.1)	2.7
Income (loss) from continuing operations	84.0	30.3	(151.6)
Income (loss) from discontinued operations, net of tax	—	(16.6)	39.8
Gain (loss) on disposition of discontinued operations, net of tax	5.3	(81.3)	(5.2)
Income (loss) from discontinued operations, net of tax	5.3	(97.9)	34.6
Net income (loss)	89.3	(67.6)	(117.0)
Less: Net loss attributable to noncontrolling interests	—	(0.4)	(34.3)
Net income (loss) attributable to SPX Corporation common shareholders	89.3	(67.2)	(82.7)
Adjustment related to redeemable noncontrolling interest (Note 13)	—	(18.1)	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$89.3	$(85.3)	$(82.7)

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income (loss) from continuing operations, net of tax	$84.0	$12.6	$(118.2)
Income (loss) from discontinued operations, net of tax	5.3	(97.9)	35.5
Net income (loss)	$89.3	$(85.3)	$(82.7)
Basic income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.98	$0.30	$(2.90)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.13	(2.35)	0.87
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.11	$(2.05)	$(2.03)
Weighted-average number of common shares outstanding — basic	42.413	41.610	40.733
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.91	$0.30	$(2.90)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.12	(2.32)	0.87
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.03	$(2.02)	$(2.03)
Weighted-average number of common shares outstanding — diluted	43.905	42.161	40.733
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$89.3	$(67.6)	$(117.0)
Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $(9.8), $0.4, and $(0.1) in 2017, 2016 and 2015, respectively	15.2	(0.6)	(0.4)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.4, $(1.7) and $(0.3) in 2017, 2016 and 2015, respectively	(0.7)	3.3	(0.6)
Foreign currency translation adjustments	0.5	(50.9)	(132.9)
Other comprehensive Income (loss), net	15.0	(48.2)	(133.9)
Total comprehensive income (loss)	104.3	(115.8)	(250.9)
Less: Total comprehensive loss attributable to noncontrolling interests	—	(0.4)	(34.3)
Total comprehensive income (loss) attributable to SPX Corporation common shareholders	$104.3	$(115.4)	$(216.6)
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$124.3	$99.6
Accounts receivable, net	267.5	251.7
Inventories, net	143.0	145.7
Other current assets (includes income taxes receivable of $62.4 and $1.2 at December 31, 2017 and 2016, respectively)	97.7	30.6
Total current assets	632.5	527.6
Property, plant and equipment:
Land	15.8	15.4
Buildings and leasehold improvements	120.5	117.3
Machinery and equipment	330.4	329.8
	466.7	462.5
Accumulated depreciation	(280.1)	(267.0)
Property, plant and equipment, net	186.6	195.5
Goodwill	345.9	340.4
Intangibles, net	117.6	117.9
Other assets	706.9	680.5
Deferred income taxes	50.9	50.6
TOTAL ASSETS	$2,040.4	$1,912.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$159.7	$137.6
Accrued expenses	292.6	304.3
Income taxes payable	1.2	1.7
Short-term debt	7.0	14.8
Current maturities of long-term debt	0.5	17.9
Total current liabilities	461.0	476.3
Long-term debt	349.3	323.5
Deferred and other income taxes	29.6	42.4
Other long-term liabilities	885.8	878.7
Total long-term liabilities	1,264.7	1,244.6
Commitments and contingent liabilities (Note 13)
Equity:
Common stock (51,186,064 and 42,650,599 issued and outstanding at December 31, 2017, respectively, and 50,754,779 and 41,940,089 issued and outstanding at December 31, 2016, respectively)	0.5	0.5
Paid-in capital	1,309.8	1,307.9
Retained deficit	(742.3)	(831.6)
Accumulated other comprehensive income	250.1	235.1
Common stock in treasury (8,535,465 and 8,814,690 shares at December 31, 2017 and 2016, respectively)	(503.4)	(520.3)
Total equity	314.7	191.6
TOTAL LIABILITIES AND EQUITY	$2,040.4	$1,912.5
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions, except per share amounts)

	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$1.0	$2,608.0	$2,628.6	$62.6	$(3,491.5)	$1,808.7	$3.2	$1,811.9
Net Loss	—	—	(82.7)		—	(82.7)	(34.3)	(117.0)
Other comprehensive loss, net	—	—	—	(133.9)	—	(133.9)	—	(133.9)
Dividends declared ($0.75 per share)	—	—	(30.9)	—	—	(30.9)	—	(30.9)
Incentive plan activity	—	14.7	—	—	—	14.7	—	14.7
Long-term incentive compensation expense, including $6.0 related to discontinued operations	—	39.9	—	—	—	39.9	—	39.9
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.7 and net of tax withholdings	—	(13.0)	—	—	5.2	(7.8)	—	(7.8)
Other changes in noncontrolling interests	—	—	—	—	—	—	5.3	5.3
Spin-Off of FLOW Business	—	—	(1,617.2)	354.6	—	(1,262.6)	(11.3)	(1,273.9)
Balance at December 31, 2015	1.0	2,649.6	897.8	283.3	(3,486.3)	345.4	(37.1)	308.3
Net loss	—	—	(67.2)		—	(67.2)	(0.4)	(67.6)
Other comprehensive loss, net	—	—	—	(48.2)	—	(48.2)	—	(48.2)
Incentive plan activity	—	8.8	—	—	—	8.8	—	8.8
Long-term incentive compensation expense	—	12.7	—	—	—	12.7	—	12.7
Restricted stock and restricted stock unit vesting, including related tax benefit of $2.2 and net of tax withholdings	—	(21.8)	—	—	17.9	(3.9)	—	(3.9)
Treasury share retirement	(0.5)	(1,285.4)	(1,662.2)		2,948.1	—	—	—
Adjustment related to redeemable noncontrolling interest (Note 13)	—	(56.0)	—	—	—	(56.0)	38.7	(17.3)
Other changes in noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2016	0.5	1,307.9	(831.6)	235.1	(520.3)	191.6	—	191.6
Net income	—	—	89.3	—	—	89.3	—	89.3
Other comprehensive income, net	—	—	—	15.0	—	15.0	—	15.0
Incentive plan activity	—	11.3	—	—	—	11.3	—	11.3
Long-term incentive compensation expense	—	12.0	—	—	—	12.0	—	12.0
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.6 and net of tax withholdings	—	(21.4)	—	—	16.9	(4.5)	—	(4.5)
Balance at December 31, 2017	$0.5	$1,309.8	$(742.3)	$250.1	$(503.4)	$314.7	$—	$314.7
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2017	2016	2015
Cash flows from (used in) operating activities:
Net income (loss)	$89.3	$(67.6)	$(117.0)
Less: Income (loss) from discontinued operations, net of tax	5.3	(97.9)	34.6
Income (loss) from continuing operations	84.0	30.3	(151.6)
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities
Special charges, net	2.7	5.3	5.1
Gain on asset sales	—	(0.9)	(1.2)
Gain on sale of dry cooling business	—	(18.4)	—
Impairment of intangible assets	—	30.1	—
Loss on amendment/refinancing of senior credit agreement	0.9	1.3	1.4
Deferred and other income taxes	(21.0)	—	4.9
Depreciation and amortization	25.2	26.5	37.0
Pension and other employee benefits	14.9	24.8	35.2
Long-term incentive compensation	15.8	13.7	33.9
Other, net	4.7	3.2	3.8
Changes in operating assets and liabilities, net of effects from acquisition and divestitures
Accounts receivable and other assets	(102.8)	(28.7)	(6.9)
Inventories	4.5	8.5	(21.2)
Accounts payable, accrued expenses and other	28.3	(40.2)	(11.3)
Cash spending on restructuring actions	(3.0)	(2.1)	(5.1)
Net cash from (used in) continuing operations	54.2	53.4	(76.0)
Net cash from (used in) discontinued operations	(6.6)	(46.9)	37.5
Net cash from (used in) operating activities	47.6	6.5	(38.5)
Cash flows from (used in) investing activities:
Proceeds from asset sales	—	48.1	2.0
Increase in restricted cash	(0.3)	—	—
Capital expenditures	(11.0)	(11.7)	(16.0)
Net cash from (used in) continuing operations	(11.3)	36.4	(14.0)
Net cash used in discontinued operations (includes cash divested with the sale of Balcke Dürr of $30.2 in 2016)	—	(30.9)	(40.2)
Net cash from (used in) investing activities	(11.3)	5.5	(54.2)
Cash flows used in financing activities:
Borrowings under senior credit facilities	404.6	56.2	1,264.0
Repayments under senior credit facilities	(395.8)	(65.0)	(1,167.0)
Borrowings under trade receivables agreement	74.0	72.0	156.0
Repayments under trade receivables agreement	(74.0)	(72.0)	(166.0)
Net borrowings (repayments) under other financing arrangements	(10.1)	(10.1)	12.2
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.3)	(1.6)	(6.2)
Financing fees paid	(3.6)	—	(12.2)
Dividends paid	—	—	(45.9)
Cash divested in connection with the spin-off of FLOW Business	—	—	(208.6)
Net cash used in continuing operations	(6.2)	(20.5)	(173.7)
Net cash used in discontinued operations	—	—	(1.9)
Net cash used in financing activities	(6.2)	(20.5)	(175.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(5.4)	6.7	(57.9)
Net change in cash and equivalents	24.7	(1.8)	(326.2)
Consolidated cash and equivalents, beginning of period	99.6	101.4	427.6
Consolidated cash and equivalents, end of period	$124.3	$99.6	$101.4
Cash and equivalents of continuing operations	$124.3	$99.6	$97.2

Supplemental disclosure of cash flow information:
Interest paid	$15.1	$12.5	$60.8
Income taxes paid, net of refunds of $2.7, $4.3 and $8.8 in 2017, 2016 and 2015, respectively	$22.9	$4.8	$51.0
Non-cash investing and financing activity:
Debt assumed	$0.9	$3.9	$1.0
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2017
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
Spin-Off of FLOW Business — On September 26, 2015 (the “Distribution Date”), we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries (collectively, the “FLOW Business”). On the Distribution Date, each of our stockholders of record as of the close of business on September 16, 2015 (the “Record Date”) received one share of common stock of SPX FLOW for every share of SPX common stock held as of the Record Date. SPX FLOW is now an independent public company trading under the symbol “FLOW” on the New York Stock Exchange. Following the Spin-Off, SPX’s common stock continues to be listed on the New York Stock Exchange and trades under the ticker symbol, “SPXC”. The financial results of SPX FLOW for the year ended December 31, 2015 have been classified as discontinued operations within the accompanying consolidated financial statements.
Shift Away from the Power Generation Markets — Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating and ventilation (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the disposals summarized below:

•
Sale of Dry Cooling Business - On March 30, 2016, we completed the sale of our dry cooling business, a business that provides dry cooling systems to the global power generation markets and was previously reported within our Engineered Solutions reportable segment, to Paharpur Cooling Towers Limited. See Note 4 for additional details.

•
Sale of Balcke Dürr Business - On December 30, 2016, we completed the sale of Balcke Dürr, a business that provides heat exchangers and other related components to the European and Asian power generation markets, to a subsidiary of mutares AG (the “Buyer”). Balcke Dürr historically had been the most significant of our power generation businesses and, in recent years, had experienced significant declines in its operating performance as evidenced by its net loss of $39.6 in 2015. With the sale, we eliminated the losses and liquidity needs of Balcke Dürr, which were expected to be significant in the foreseeable future. As we considered the disposition of Balcke Dürr to be the cornerstone of our strategic shift away from the power generation markets, and given the significance of Balcke Dürr’s financial results to our overall operations prior to its disposition, we have classified Balcke Dürr as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

New Income Tax Regulations in the United States — On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changes United States (“U.S.”) income tax law for businesses and individuals. The Act introduces changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act will have tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings. Given the significance of the changes that will result from the Act, companies are likely to encounter a situation in which the accounting for certain income tax effects of the Act will be incomplete by the time their financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. In recognition of this potential situation, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on how companies should apply Accounting Standard Codification (“ASC”) Topic 740, Income Taxes, in accounting for the impact of the Act. Specifically, SAB 118 indicates that to the extent accounting for certain income tax effects of the Act is incomplete, but an entity can determine a reasonable estimate for those effects, such estimates should be included in an entity’s financial statements. The reasonable estimates are to be reported as provisional amounts during a measurement period. The measurement period begins with the reporting period that includes the Act’s enactment date and ends when an entity has finalized its analysis of the information that is needed in order to complete the accounting requirements of ASC 740, but in no circumstances would the measurement period extend beyond one year from the enactment date. In circumstances when a reasonable estimate cannot be determined, an entity would continue to apply ASC 740 (e.g., when recognizing and measuring current and deferred income taxes) based on the provisions of the tax law that were in effect prior to the Act being enacted. In addition, to the extent the accounting for certain income tax effects of the Act are complete, these completed amounts will not be provisional amounts. SAB 118 also indicates that an entity should provide various disclosures about the material financial reporting impacts of the Act for which accounting under ASC 740 is incomplete. See Note 10 for a discussion of the impact of the Act on our 2017 consolidated financial statements, including disclosure of any provisional amounts that have been recorded and circumstances where reasonable estimates could not be made.

Retirement of Treasury Stock — In 2016, we retired 50.0 shares, or $2,948.1, of “Common stock in treasury.” Under the applicable state law, these shares represent authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase over par value between “Paid-in capital” and “Retained earnings,” resulting in respective reductions of $1,285.4 and $1,662.2.
Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other expense, net,” with the related net losses totaling $3.3, $2.4 and $8.6 in 2017, 2016 and 2015, respectively.
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
We recognized $255.5, $336.1 and $361.8 in revenues under the percentage-of-completion method for the years ended December 31, 2017, 2016 and 2015, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2017 and 2016 were as follows:

	2017	2016
Costs incurred on uncompleted contracts	$1,261.3	$1,191.4
Estimated earnings (loss) to date	(59.9)	25.0
	1,201.4	1,216.4
Less: Billings to date	(1,202.0)	(1,235.8)
Billings in excess of costs and estimated earnings	$(0.6)	$(19.4)
These amounts are included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	2017	2016
Costs and estimated earnings in excess of billings(1)	$28.8	$33.9
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(29.4)	(53.3)
Net billings in excess of costs and estimated earnings	$(0.6)	$(19.4)
___________________________________________________________________

(1)	Reported as a component of “Accounts receivable, net.”

(2)	Reported as a component of “Accrued expenses.”
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $8.3 and $10.5 as of December 31, 2017 and 2016, respectively. Capitalized software amortization expense totaled $2.4, $1.2 and $0.2 for 2017, 2016 and 2015, respectively. We expensed research activities relating to the development and improvement of our products of $23.3, $29.1 and $28.6 in 2017, 2016 and 2015, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $22.2, $22.5 and $31.8 for the years ended December 31, 2017, 2016 and 2015, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2017, 2016 or 2015.
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

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$10.1	$9.1	$12.9
Allowances provided	13.2	15.7	14.0
Write-offs, net of recoveries, credits issued and other	(13.1)	(14.7)	(17.8)
Balance at end of year	$10.2	$10.1	$9.1
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2017 and 2016.

	December 31,
	2017	2016
Employee benefits	$68.9	$69.3
Unearned revenue(1)	100.1	117.8
Warranty	13.8	15.6
Other(2)	109.8	101.6
Total	$292.6	$304.3
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

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$35.8	$36.3	$34.5
Provisions	13.0	15.2	18.1
Usage	(15.4)	(15.5)	(16.0)
Currency translation adjustment	0.5	(0.2)	(0.3)
Balance at end of year	33.9	35.8	36.3
Less: Current portion of warranty	13.8	15.6	17.0
Non-current portion of warranty	$20.1	$20.2	$19.3
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
Parent Guarantees and Bonds Associated with Balcke Dürr — As further discussed in Note 4, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 76.1 and Euro 47.9, respectively, at December 31, 2017). We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. As also discussed in Note 4, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the parent company guarantees or bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. By way of an offset to “Other expense, net,” we are reducing the liability and amortizing the asset, with the reduction of the liability generally to occur upon return of the guarantee or bond which is expected to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Note 15 for further information regarding the estimated fair values of the parent company guarantees and bonds, as well as the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG.

(3)    New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 and we plan to adopt the standard using the modified retrospective transition method. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The more significant effects on our existing accounting policies will be associated with our power transformer business. Under the new standard, revenue for our power transformers will be recognized over time, which is a change from our current accounting policy of recognizing revenue for power transformers at a point in time. We have yet to finalize our analysis of the initial impact of adopting the new standard, but currently estimate that the adoption will result in a decrease to our retained deficit, as of January 1, 2018, of less than $6.0. We do not believe the adoption will have a material impact on our future results of operations.
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

In March 2016, the FASB issued an amendment to existing guidance that simplifies several aspects of the accounting for employee shared-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The standard requires that all excess tax benefits and deficiencies previously recorded in “equity” be prospectively recorded to the statement of operations within the income tax (provision) benefit. These excess tax benefits and deficiencies are primarily driven by fluctuations in our stock price between the date a share-based award is granted and the date the award vests. As such, under this standard we could experience volatility in our income tax (provision) benefit and effective income tax rate. The standard also requires excess tax benefits or deficiencies be presented as an operating activity within the statement of cash flows rather than as a financing activity. We adopted this guidance on January 1, 2017. As such, we recognized income tax benefits of $0.6 in our 2017 consolidated statement of operations and classified such amount within operating activities of our 2017 consolidated statement of cash flows. Lastly, we elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation expense to be recognized each period.

In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. We will adopt the standard, effective January 1, 2018. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operating income. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operating income. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The amendment to the presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost shall be applied retrospectively. We will adopt the standard, effective January 1, 2018. The adoption is not expected to have a material impact on our consolidated financial statements. See Note 9 for details of our pension and postretirement expense.

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
In February 2018, the FASB amended its guidance for reporting comprehensive income to reflect the potential impacts of the reduction in the corporate tax rate resulting from the Tax Cuts and Jobs Act. The amendment gives the option of reclassifying the stranded tax effects within AOCI to retained earnings during the fiscal year or quarter in which the effect of the lower tax rate is recorded. The amendment is effective for years beginning after December 15, 2018, with early adoption permitted. We expect to adopt this amendment as of January 1, 2018, with the impact not expected to be material to our retained deficit.
(4)    Discontinued Operations and Other Dispositions
Sale of Balcke Dürr Business
As indicated in Note 1, on December 30, 2016, we completed the sale of Balcke Dürr for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale and provided the Buyer with a non-interest bearing loan of $9.1, payable in installments due at the end of 2018 and 2019. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” during the fourth quarter of 2016.
The purchase agreement provides that existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 76.1 and Euro 47.9, respectively, at December 31, 2017), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 4.0 and Euro 3.0, respectively, at December 31, 2017).  The net loss recorded at the time of the sale of $78.6 includes a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the indemnifications provided in the event any of the guarantees or bonds are called. See Note 15 for further details regarding the estimated fair value of these guarantees and bonds.
The final sales price for Balcke Dürr is subject to adjustment based on cash and working capital existing at the closing date and is subject to agreement with the Buyer. Final agreement of the cash and working capital amounts with the Buyer has yet to occur. Accordingly, it is possible that the sales price and resulting loss for this divestiture may be materially adjusted in subsequent periods.

As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying consolidated financial statements. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the years ended December 31, 2016 and 2015 are shown below:

	Year ended December 31,
	2016	2015
Revenues	$153.4	$160.3
Costs and expenses:
Costs of products sold	144.2	143.8
Selling, general and administrative	31.4	37.9
Impairment of goodwill	—	13.7
Special charges (credits), net	(1.3)	12.7
Other expense	(0.2)	(0.9)
Loss before taxes	(21.1)	(48.7)
Income tax benefit	4.5	9.1
Loss from discontinued operations	$(16.6)	$(39.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0	$2.2
Impairment of goodwill	—	13.7
Capital expenditures	0.7	1.9
During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments.
Spin-Off of SPX FLOW
As indicated in Note 1, we completed the Spin-Off of SPX FLOW on September 26, 2015. The results of SPX FLOW are presented as a discontinued operation within the accompanying consolidated statements of operations and consolidated statements of cash flows. Major classes of line items constituting pre-tax income and after-tax income of SPX FLOW for the year ended December 31, 2015 (1) are shown below:

Revenues	$1,775.1
Costs and expenses:
Costs of products sold	1,179.3
Selling, general and administrative (2)	368.2
Intangible amortization	17.7
Impairment of intangible assets	15.0
Special charges	41.2
Other income, net	1.3
Interest expense, net	(32.6)
Income before taxes	122.4
Income tax provision	(43.0)
Income from discontinued operations	79.4
Less: Net loss attributable to noncontrolling interest	(0.9)
Income from discontinued operations attributable to common shareholders	$80.3

(1)
Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

(2)	Includes $30.8 of professional fees and other costs that were incurred in connection with the Spin-Off.
The following table presents selected financial information for SPX FLOW that is included within discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2015(1):

Non-cash items included in income from discontinued operations, net of tax
Depreciation and amortization	$44.3
Impairment of intangible assets	15.0
Capital expenditures	43.1

(1)	Represents financial results for SPX FLOW through the date of Spin-Off (i.e., the nine months ended September 26, 2015).
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
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2017, no indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us was not material to our consolidated financial results for the years ended December 31, 2017, 2016 and 2015.
We also entered into a five-year agreement with SPX FLOW to lease office space for our corporate headquarters. Annual lease costs associated with the agreement are $2.1.
Other Discontinued Operations Activity
In addition to the businesses discussed above, we recognized net losses of $1.5, $2.7 and $5.2 during 2017, 2016 and 2015, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2015.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2017, 2016 and 2015, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2017	2016	2015 (1)
Balcke Dürr
Loss from discontinued operations	$(2.6)	$(107.0)	$(48.7)
Income tax benefit	9.4	11.8	9.1
Income (loss) from discontinued operations, net	6.8	(95.2)	(39.6)

SPX FLOW
Income from discontinued operations	—	—	122.4
Income tax provision	—	—	(43.0)
Income from discontinued operations, net	—	—	79.4

All other
Loss from discontinued operations	(4.0)	(3.7)	(8.6)
Income tax benefit	2.5	1.0	3.4
Loss from discontinued operations, net	(1.5)	(2.7)	(5.2)

Total
Income (loss) from discontinued operations	(6.6)	(110.7)	65.1
Income tax (provision) benefit	11.9	12.8	(30.5)
Income (loss) from discontinued operations, net	$5.3	$(97.9)	$34.6

(1)
For SPX FLOW, represents financial results through the date of Spin-Off (i.e., the nine months ended September 26, 2015), except for a revision to increase the income tax provision by $1.4 that was recorded during the fourth quarter of 2015.

Other Dispositions
As indicated in Note 1, on March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $47.6 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $18.4. The gain includes a reclassification from “Equity” of other comprehensive income of $40.4 related to foreign currency translation.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe and Asia Pacific.
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
Financial data for our reportable segments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Revenues:
HVAC segment	$511.0	$509.5	$529.1
Detection and Measurement segment	260.3	226.4	232.3
Engineered Solutions segment (1)	654.5	736.4	797.6
Consolidated revenues	$1,425.8	$1,472.3	$1,559.0
Income (loss):
HVAC segment	$74.1	$80.2	$80.2
Detection and Measurement segment	63.4	45.3	46.0
Engineered Solutions segment (1)(3)	(12.6)	17.3	(87.4)
Total income for segments	124.9	142.8	38.8
Corporate expense	46.2	41.7	103.4
Pension and postretirement expense	5.4	15.4	18.6
Long-term incentive compensation expense	15.8	13.7	33.9
Impairment of intangible assets	—	30.1	—
Special charges, net	2.7	5.3	5.1
Gain on sale of dry cooling business	—	18.4	—
Consolidated operating income (loss)	$54.8	$55.0	$(122.2)

Capital expenditures:
HVAC segment	$2.2	$1.9	$2.3
Detection and Measurement segment	0.8	0.7	1.2
Engineered Solutions segment	6.1	6.5	8.1
General corporate	1.9	2.6	4.4
Total capital expenditures	$11.0	$11.7	$16.0
Depreciation and amortization:
HVAC segment	$5.5	$5.3	$4.6
Detection and Measurement segment	4.1	3.5	2.8
Engineered Solutions segment	12.5	15.2	20.7
General corporate	3.1	2.5	8.9
Total depreciation and amortization	$25.2	$26.5	$37.0

	2017	2016	2015
Identifiable assets:
HVAC segment	$747.1	$710.1	$623.0
Detection and Measurement segment	277.8	244.2	256.5
Engineered Solutions segment	557.8	567.6	808.6
General corporate	457.7	390.6	371.2
Discontinued operations	—	—	120.0
Total identifiable assets	$2,040.4	$1,912.5	$2,179.3
Geographic Areas:
Revenues: (2)
United States	$1,243.3	$1,235.2	$1,255.4
China	28.0	33.5	83.6
South Africa (1)	56.9	105.4	54.2
United Kingdom	60.8	59.1	69.6
Other	36.8	39.1	96.2
	$1,425.8	$1,472.3	$1,559.0

Tangible Long-Lived Assets:
United States	$919.6	$897.0	$835.9
Other	24.8	29.6	40.4
Long-lived assets of continuing operations	944.4	926.6	876.3
Long-lived assets of discontinued operations	—	—	35.8
Total tangible long-lived assets	$944.4	$926.6	$912.1
___________________________________________________________________

(1)
As further discussed in Note 13, during the second and fourth quarters of 2017, we made revisions to our estimates of expected revenues and costs on our large power projects in South Africa. As a result of these revisions, we reduced 2017 revenues by $36.9 ($13.5 and $23.4 during the second and fourth quarters of 2017, respectively) and 2017 segment income by $52.8 ($22.9 and $29.9 in the second and fourth quarters of 2017, respectively). During the third quarter of 2015, we also made revisions to our estimates of expected revenues and costs on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $57.2 and $95.0, respectively, during the third quarter of 2015.

(2)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(3)
During the third quarter of 2017, we settled a contract that had been suspended and then ultimately canceled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2 during the quarter within our Engineered Solutions reportable segment.

(6)    Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $2.7 in 2017, $5.3 in 2016 and $5.1 in 2015. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2017, 2016 and 2015 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2017	2016	2015
Employee termination costs	$2.5	$1.7	$4.5
Facility consolidation costs	—	—	0.2
Other cash costs, net	0.2	—	0.1
Non-cash asset write-downs	—	3.6	0.3
Total	$2.7	$5.3	$5.1
2017 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC segment	$0.4	$—	$—	$—	$0.4
Detection and Measurement segment	0.3	—	—	—	0.3
Engineered Solutions segment	1.7	—	0.2	—	1.9
Corporate	0.1	—	—	—	0.1
Total	$2.5	$—	$0.2	$—	$2.7

HVAC Segment — Charges for 2017 related primarily to severance costs associated with a restructuring action at the segment’s Cooling Americas’ business. These actions resulted in the termination of 12 employees.
Detection and Measurement Segment — Charges for 2017 related to severance costs associated with a restructuring action at the segment’s communication technologies business. The action resulted in the termination of 8 employees.
Engineered Solutions Segment — Charges for 2017 related primarily to severance costs associated with restructuring actions at the segment’s process cooling and South African businesses. These actions resulted in the termination of 111 employees.
Corporate — Charges for 2017 related to severance costs incurred in connection with the sale of Balcke Dürr. These actions resulted in the termination of 4 employees.

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
Engineered Solutions Segment — Charges for 2016 related primarily to costs incurred in connection with restructuring actions at our SPX Heat Transfer (“Heat Transfer”) business in order to reduce the cost base of the business in response to reduced demand. The cost incurred for the Heat Transfer business restructuring actions included asset impairment charges of $3.3 associated with the discontinuance of a product line and outsourcing initiatives, as well as severance costs. These restructuring activities resulted in the termination of 97 employees.
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
Detection and Measurement Segment — Charges for 2015 related to severance costs associated with restructuring initiatives at the segment’s specialty lighting and bus fare collection businesses. These actions resulted in the termination of 21 employees.
Engineered Solutions Segment — Charges for 2015 related primarily to severance and other costs associated with restructuring actions at the segment’s dry cooling business. These actions resulted in the termination of 134 employees.
Corporate — Charges for 2015 related to severance costs incurred in connection with the Spin-Off.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Balance at beginning of year	$0.9	$1.6	$1.7
Special charges(1)	2.7	1.7	4.8
Utilization — cash	(3.0)	(2.1)	(5.1)
Currency translation adjustment and other	—	(0.3)	0.2
Balance at the end of year	$0.6	$0.9	$1.6
___________________________________________________________________

(1)	The years ended December 31, 2017, 2016 and 2015 excluded $0.0, $3.6 and $0.3, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.

(7)    Inventories, Net
Inventories at December 31, 2017 and 2016 comprised the following:

	December 31,
	2017	2016
Finished goods	$33.0	$43.0
Work in process	56.0	50.0
Raw materials and purchased parts	66.4	64.9
Total FIFO cost	155.4	157.9
Excess of FIFO cost over LIFO inventory value	(12.4)	(12.2)
Total inventories	$143.0	$145.7
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 56% and 51% of total inventory at December 31, 2017 and 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(8)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2017, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation	December 31, 2017
HVAC segment
Gross goodwill	$258.5	$—	$5.2	$263.7
Accumulated impairments	(144.2)	—	(0.5)	(144.7)
Goodwill	114.3	—	4.7	119.0
Detection and Measurement segment
Gross goodwill	214.4	—	2.2	216.6
Accumulated impairments	(134.2)	—	(1.8)	(136.0)
Goodwill	80.2	—	0.4	80.6
Engineered Solutions segment
Gross goodwill	351.4	—	6.9	358.3
Accumulated impairments	(205.5)	—	(6.5)	(212.0)
Goodwill	145.9	—	0.4	146.3
Total
Gross goodwill	824.3	—	14.3	838.6
Accumulated impairments	(483.9)	—	(8.8)	(492.7)
Goodwill	$340.4	$—	$5.5	$345.9

The changes in the carrying amount of goodwill, by reportable segment, for the year ended December 31, 2016, were as follows:

	December 31, 2015	Disposition of Business (1)	Foreign Currency Translation	December 31, 2016
HVAC segment
Gross goodwill	$261.3	$—	$(2.8)	$258.5
Accumulated impairments	(145.2)	—	1.0	(144.2)
Goodwill	116.1	—	(1.8)	114.3
Detection and Measurement segment
Gross goodwill	219.1	—	(4.7)	214.4
Accumulated impairments	(138.0)	—	3.8	(134.2)
Goodwill	81.1	—	(0.9)	80.2
Engineered Solutions segment
Gross goodwill	391.6	(36.1)	(4.1)	351.4
Accumulated impairments	(235.3)	25.9	3.9	(205.5)
Goodwill	156.3	(10.2)	(0.2)	145.9
Total
Gross goodwill	872.0	(36.1)	(11.6)	824.3
Accumulated impairments	(518.5)	25.9	8.7	(483.9)
Goodwill	$353.5	$(10.2)	$(2.9)	$340.4

(1) Represents goodwill allocated to our dry cooling business upon its disposition.
Identifiable intangible assets were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$1.4	$(1.4)	$—	$1.4	$(1.4)	$—
Technology	2.1	(0.5)	1.6	2.1	(0.4)	1.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.7	(7.9)	3.8	12.7	(7.4)	5.3
	19.7	(14.3)	5.4	20.7	(13.7)	7.0
Trademarks with indefinite lives (1)	112.2	—	112.2	110.9	—	110.9
Total	$131.9	$(14.3)	$117.6	$131.6	$(13.7)	$117.9

(1)	Changes in the gross carrying value during the year ended December 31, 2017 related to foreign currency translation.
Amortization expense was $0.6, $2.8 and $5.2 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense over each of the next five years is $0.6 related to these intangible assets.
At December 31, 2017, the net carrying value of intangible assets with determinable lives consisted of $3.8 in the HVAC segment and $1.6 in the Engineered Solutions segment. Trademarks with indefinite lives consisted of $89.5 in the HVAC segment, $10.3 in the Detection and Measurement segment, and $12.4 in the Engineered Solutions segment.
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
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in the fourth quarter of 2017, we concluded that the estimated fair value of each of our reporting units exceeds the carrying value of their respective net assets by over 100%.
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
During 2016, we recorded impairment charges of $30.1 associated with Heat Transfer’s trademarks and definite-lived intangible assets. As of December 31, 2017, the carrying value of Heat Transfer’s intangible assets was $4.9.
(9)    Employee Benefit Plans
Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. Effective January 31, 2018, we will no longer provide service credits to active participants.
We have domestic postretirement plans that provide health and life insurance benefits to certain retirees and their dependents. Beginning in 2003, we discontinued providing these postretirement benefits generally to newly hired employees.
The plan year-end date for all our plans is December 31.
Actuarial Gains and Losses - As indicated in Note 2, actuarial gains and losses related to our pension and postretirement plans are recorded to earnings during the fourth quarter of each year, unless earlier remeasurement is required. Below is a summary of transactions during the first three quarters of 2015, 2016 and 2017 that required remeasurement of our pension and postretirement plans.
On July 14, 2015, we amended the SPX U.S. Pension Plan (the “U.S. Plan”) and the Supplemental Individual Account Retirement Plan (“SIARP”) to freeze all benefits for active non-union participants. The amendment resulted in a curtailment gain of $5.1. In connection with the amendment, we remeasured the assets and liabilities of the U.S. Plan and the SIARP, which resulted in a charge to net periodic pension benefit expense of $11.4 during 2015.
In connection with the Spin-Off, participants in the U.S. Plan that were transferred to SPX FLOW became eligible to elect a lump-sum payment option in lieu of a future pension benefit under the U.S. Plan. During the second quarter of 2016, approximately 9%, or $25.2, of the projected benefit obligation of the U.S. Plan was settled as a result of lump-sum payments. In connection with these lump-sum payments, we remeasured the assets and liabilities of the U.S. Plan during the second quarter of 2016, which resulted in a charge to net periodic pension benefit expense of $1.0 during 2016.
During the second quarter of 2016, we made lump-sum payments to certain participants of the SIARP, settling approximately 22%, or $2.7, of the SIARP’s projected benefit obligation. In connection with these lump-sum payments, we remeasured the liabilities of the SIARP, which resulted in a charge to net periodic pension benefit expense of $0.8 during 2016.
In July 2014, we discontinued our sponsorship of post-65 age healthcare plans, effective January 1, 2015, which resulted in eligible retirees being transitioned to coverage in the individual healthcare insurance market that we subsidize through health reimbursement accounts. In November 2014, a lawsuit was filed challenging certain aspects of this action. In September 2017, we received a favorable ruling related to the lawsuit. During the third quarter of 2017, in connection with the favorable ruling, we reduced our unfunded liability related to postretirement benefits by $26.8. The offset for the reduction of the unfunded liability was recorded to accumulated other comprehensive income and represents unrecognized prior service credits. These unrecognized prior service credits are being recorded to net periodic postretirement benefit (income) expense over a period of approximately eight years, beginning in the fourth quarter of 2017. In addition, we remeasured our unfunded liability related to postretirement benefits, which resulted in a gain within net periodic postretirement benefit expense and a reduction of the unfunded liability of $2.6 during the third quarter of 2017.
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
The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. The bonds strategy also includes a high yield element, which is generally shorter in duration. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to global versus regional markets, fund types and fund managers. A small portion of U.S. plan assets (Level 3 assets) is allocated to private equity partnerships and real estate asset fund investments for diversification, providing opportunities for above market returns.
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2017 or 2016.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2017 and 2016, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2017	2016	2017
Fixed income common trust funds	70%	44%	65%
Commingled global fund allocation	12%	19%	18%
Corporate bonds	1%	11%	—%
Global equity common trust funds	7%	12%	5%
U.S. Government securities	9%	12%	10%
Short-term investments (1)	1%	2%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2017	2016	2017
Global equity common trust funds	17%	16%	14%
Global equities	—%	8%	—%
Fixed income common trust funds	46%	30%	39%
Commingled global fund allocation	34%	20%	36%
Non-U.S. Government securities	—%	24%	7%
Short-term investments (1)	3%	2%	4%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
The fair values of pension plan assets at December 31, 2017, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$270.2	$—	$270.2	$—
Corporate bonds	1.6	—	1.6	—
Non-U.S. Government securities	—	—	—	—
U.S. Government securities	25.2	—	25.2	—
Equity securities:
Global equity common trust funds (1) (3)	50.6	—	50.6	—
Global equities:	—	—	—	—
Alternative investments:
Commingled global fund allocations (1) (4)	95.1	—	95.1	—
Other:
Short-term investments (5)	9.4	9.4	—	—
Other	1.0	—	—	1.0
Total	$453.1	$9.4	$442.7	$1.0

The fair values of pension plan assets at December 31, 2016, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$163.1	$—	$163.1	$—
Corporate bonds	29.1	—	29.1	—
Non-U.S. Government securities	39.0	—	39.0	—
U.S. Government securities	31.1	—	31.1	—
Equity securities:
Global equity common trust funds (1) (3)	57.6	—	57.6	—
Global equities:	13.2	—	13.2	—
Alternative investments:
Commingled global fund allocations (1) (4)	80.6	—	80.6	—
Other:
Short-term investments (5)	10.5	10.5	—	—
Other	1.0	—	—	1.0
Total	$425.2	$10.5	$413.7	$1.0

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
Our domestic pension plans participate in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned are required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $0.5 and $2.9 at December 31, 2017 and 2016, respectively, and have been included within Level 2 of the fair value hierarchy in the tables above.
The following table summarizes changes in the fair value of Level 3 assets for the years ended December 31, 2017 and 2016:

	Global Equity Common Trust Funds	Commingled Global Fund Allocations	Fixed Income Common Trust Funds	Other	Total
Balance at December 31, 2015	$—	$—	$—	$1.0	$1.0
Transfer from Level 3 to Level 2 assets	—	—	—	—	—
Sales	—	—	—	—	—
Balance at December 31, 2016	—	—	—	1.0	1.0
Transfer from Level 3 to Level 2 assets	—	—	—	—	—
Sales	—	—	—	—	—
Balance at December 31, 2017	$—	$—	$—	$1.0	$1.0
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2017, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $6.3 to our non-qualified domestic pension plans. In 2018, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $6.0 to our non-qualified domestic pension plans.
In 2017, we made contributions of $3.4 to our foreign pension plans. In 2018, we expect to make contributions of $2.5 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2017, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2017 to measure our obligations and include benefits attributable to estimated future employee service.
Estimated future benefit payments: (Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2018	$24.8	$4.7
2019	22.6	5.5
2020	23.1	5.3
2021	23.3	5.5
2022	23.9	6.4
Subsequent five years	115.1	36.1
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $71.5 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$348.1	$371.1	$157.6	$155.7
Divestiture of Balcke Dürr (1)	—	—	—	(6.7)
Service cost	0.3	0.4	—	—
Interest cost	13.4	13.9	4.9	5.6
Actuarial losses	16.5	9.5	6.7	27.4
Settlements (2)	—	(36.4)	—	—
Curtailment losses	0.9	—	—	—
Benefits paid	(22.1)	(10.4)	(8.1)	(6.4)
Foreign exchange and other	—	—	14.1	(18.0)
Projected benefit obligation — end of year	$357.1	$348.1	$175.2	$157.6
___________________________________________________________________

(1)	Represents the transfer of Balcke Dürr’s pension liabilities as a result of the sale.

(2)	Amount in 2016 includes settlement payments of $27.9 in connection with lump-sum payment actions for the U.S. Plan and the SIARP.

	Domestic Pension Plans		Foreign Pension Plans
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets — beginning of year	$261.9	$279.2	$163.3	$163.5
Actual return on plan assets	23.6	19.5	10.6	25.6
Contributions (employer and employee)	6.3	10.0	3.4	0.5
Settlements	—	(36.4)	—	—
Benefits paid	(22.1)	(10.4)	(8.7)	(6.1)
Foreign exchange and other	—	—	14.8	(20.2)
Fair value of plan assets — end of year	$269.7	$261.9	$183.4	$163.3
Funded status at year-end	(87.4)	(86.2)	8.2	5.7
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$—	$8.4	$6.3
Accrued expenses	(5.9)	(5.9)	—	—
Other long-term liabilities	(81.5)	(80.3)	(0.2)	(0.6)
Net amount recognized	$(87.4)	$(86.2)	$8.2	$5.7
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(0.6)	$(0.7)	$—	$—
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2017 and 2016:

	Domestic Pension Plans		Foreign Pension Plans
	2017	2016	2017	2016
Projected benefit obligation	$357.1	$348.1	$0.2	$43.8
Accumulated benefit obligation	357.1	347.9	0.2	43.8
Fair value of plan assets	269.7	261.9	—	43.2
The accumulated benefit obligation for all domestic and foreign pension plans was $357.1 and $175.2, respectively, at December 31, 2017 and $347.9 and $157.6, respectively, at December 31, 2016.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:

Domestic Pension Plans

	Year ended December 31,
	2017	2016	2015
Service cost	$0.3	$0.4	$2.5
Interest cost	13.4	13.9	16.5
Expected return on plan assets	(10.1)	(12.9)	(18.0)
Amortization of unrecognized prior service credits	(0.1)	(0.2)	(0.1)
Recognized net actuarial losses (1)	3.9	3.2	18.9
Total net periodic pension benefit expense	$7.4	$4.4	$19.8
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

Foreign Pension Plans

	Year ended December 31,
	2017	2016	2015
Service cost	$—	$—	$1.3
Interest cost	4.9	5.6	7.7
Expected return on plan assets	(6.4)	(6.6)	(9.7)
Recognized net actuarial losses (1)	3.1	8.2	3.8
Total net periodic pension benefit expense	1.6	7.2	3.1
Less: Net periodic pension expense of discontinued operations	—	(0.2)	(2.2)
Net periodic pension benefit expense of continuing operations	$1.6	$7.0	$0.9
___________________________________________________________________

(1)	Consists of our reported actuarial losses and the difference between actual and expected returns on plan assets.

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2017	2016	2015
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.98%	4.06%	4.09%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Expected long-term rate of return on assets	4.00%	5.00%	5.75%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.57%	3.98%	4.24%
Rate of increase in compensation levels	3.75%	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.97%	3.82%	3.68%
Rate of increase in compensation levels	N/A	N/A	4.00%
Expected long-term rate of return on assets	4.09%	4.57%	5.81%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.76%	2.97%	3.82%
Rate of increase in compensation levels	N/A	N/A	4.00%
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2017, we made benefit payments of $9.0 to our postretirement benefit plans. Following is a summary, as of December 31, 2017, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2017 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2018	$8.9
2019	8.2
2020	7.5
2021	6.9
2022	6.3
Subsequent five years	23.9

Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2017	2016
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$115.3	$120.8
Interest cost	3.5	4.2
Actuarial (gains) losses	(5.4)	0.6
Benefits paid	(9.0)	(10.3)
Plan amendment	(26.8)	—
Accumulated postretirement benefit obligation — end of year	$77.6	$115.3
Funded status at year-end	$(77.6)	$(115.3)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(8.7)	$(11.7)
Other long-term liabilities	(68.9)	(103.6)
Net amount recognized	$(77.6)	$(115.3)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(31.0)	$(5.9)
The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2017	2016	2015
Service cost	$—	$—	$0.1
Interest cost	3.5	4.2	4.4
Amortization of unrecognized prior service credits	(1.7)	(0.8)	(0.8)
Plan amendment	(2.6)	—	(1.8)
Recognized net actuarial (gains) losses	(2.8)	0.6	(4.0)
Net periodic postretirement benefit expense (income)	$(3.6)	$4.0	$(2.1)
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2017	2016	2015
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.25%	7.50%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2024
Discount rate used in determining net periodic postretirement benefit expense	3.60%	3.88%	3.53%
Discount rate used in determining year-end postretirement benefit obligation	3.34%	3.69%	3.88%
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
Assumed health care cost trend rates can have a significant effect on the amounts reported for the postretirement benefit plans. Including the effects of recognizing actuarial gains and losses into earnings, a one percentage point increase in the assumed health care cost trend rate would have increased our estimated 2017 postretirement expense by $1.4, and a one percentage point decrease in the assumed health care cost trend rate would have decreased our estimated 2017 postretirement expense by $1.6.

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
Under the DC Plan, we contributed 0.334, 0.605 and 0.434 shares of our common stock to employee accounts in 2017, 2016 and 2015, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $8.7 in 2017, $8.8 in 2016 and $10.2 in 2015 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $21.2 and $19.1 at December 31, 2017 and 2016, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2017, 2016 and 2015, we recorded compensation expense of $0.2, $0.7 and $0.7, respectively, relating to our matching contributions to the SRSP.
(10)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2017	2016	2015
Income (loss) from continuing operations:
United States	$68.8	$14.0	$(14.2)
Foreign	(32.7)	25.4	(140.1)
	$36.1	$39.4	$(154.3)
(Provision for) benefit from income taxes:
Current:
United States	$30.4	$(4.3)	$10.9
Foreign	(3.5)	(4.8)	(3.3)
Total current	26.9	(9.1)	7.6
Deferred and other:
United States	23.5	0.2	(10.7)
Foreign	(2.5)	(0.2)	5.8
Total deferred and other	21.0	—	(4.9)
Total (provision) benefit	$47.9	$(9.1)	$2.7
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2017	2016	2015
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	4.4%	5.0%	(0.1)%
U.S. credits and exemptions	(8.5)%	(12.9)%	1.5%
Foreign earnings/losses taxed at lower rates	(14.9)%	(5.9)%	(9.0)%
Audit settlements with taxing authorities	(0.1)%	—%	0.7%
Adjustments to uncertain tax positions	(9.8)%	(1.9)%	(5.4)%
Changes in valuation allowance	54.4%	17.4%	(18.8)%
Tax on distributions of foreign earnings	—%	0.7%	(0.2)%
Worthless stock deductions and other basis adjustments	(226.3)%	—%	(2.4)%
Disposition of dry cooling business	—%	(15.6)%	—%
U.S. tax reform	32.6%	—%	—%
Other	0.5%	1.3%	0.4%
	(132.7)%	23.1%	1.7%
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
NOL and credit carryforwards	$146.0	$78.2
Pension, other postretirement and postemployment benefits	41.2	77.2
Payroll and compensation	18.2	22.8
Legal, environmental and self-insurance accruals	25.3	35.1
Working capital accruals	11.5	16.4
Other	17.6	20.7
Total deferred tax assets	259.8	250.4
Valuation allowance	(110.9)	(75.8)
Net deferred tax assets	148.9	174.6
Deferred tax liabilities:
Intangible assets recorded in acquisitions	53.9	68.3
Basis difference in affiliates	3.7	10.6
Accelerated depreciation	28.8	40.6
Other	12.9	6.6
Total deferred tax liabilities	99.3	126.1
	$49.6	$48.5
The Tax Cuts and Jobs Act
As indicated in Note 1, on December 22, 2017, the Tax Cuts and Jobs Act was enacted which significantly changes U.S. income tax law for businesses and individuals. The Act introduces changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act will have tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings.

As a result of the reduction in the federal corporate income tax rate and other legislative changes in the Act, we have revalued our net U.S. federal deferred tax assets, resulting in a charge of $11.8. Further, we considered the transition tax required for the mandatory one-time “deemed repatriation” and our preliminary analysis indicates we will not have a liability in this regard.

Given the significance and number of changes required by the Act and the historical complexity of our global tax structure, we have yet to complete our analysis of the impact of the Act on our consolidated financial statements.  As a result, the above net charges are based on current estimates (i.e., provisional amounts).  In addition, other adjustments may be necessary to our income tax accounts to properly reflect the impact of certain provisions of the Act that have not been contemplated.  For example, the potential impact of the Act on our liability for uncertain tax positions and various state tax implications of the Act have not been considered in our provisional amounts. As more guidance is issued and we better understand the full impact of the Act on our tax positions, we will finalize our analysis, with any resulting adjustments, which could be material, reflected in our 2018 consolidated financial statements.
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
At December 31, 2017, we had the following tax loss carryforwards available: federal, state, and foreign tax loss carryforwards of approximately $27.0, $659.0, and $293.0, respectively. We also had federal and state tax credit carryforwards of $32.4. Of these amounts, $6.8 expire in 2018 and $714.0 expire at various times between 2018 and 2036. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $35.1 in 2017 and increased by $4.9 in 2016. The 2017 increase was driven by the losses generated during the year for our large power projects in South Africa and the impact of the Act on the realization of certain deferred tax assets.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Unrecognized Tax Benefits
As of December 31, 2017, we had gross and net unrecognized tax benefits of $31.3 and $20.6, respectively. Of these net unrecognized tax benefits, $15.7 would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2016 and 2015, we had gross unrecognized tax benefits of $37.9 (net unrecognized tax benefits of $25.2) and $48.8 (net unrecognized tax benefits of $30.1), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2017, gross accrued interest totaled $3.9 (net accrued interest of $2.5), while the related amounts as of December 31, 2016 and 2015 were $3.7 (net accrued interest of $2.4) and $5.4 (net accrued interest of $4.5), respectively. Our income tax (provision) benefit for the years ended December 31, 2017, 2016 and 2015 included gross interest income (expense) of $(0.2), $1.8 and $0.2, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2017, 2016 and 2015, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.0 to $15.0. The previously unrecognized tax benefits relate to a variety of tax matters including deemed income inclusions, transfer pricing and various state matters.

The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
Unrecognized tax benefit — opening balance	$37.9	$48.8	$63.3
Gross increases — tax positions in prior period	1.6	3.6	14.1
Gross decreases — tax positions in prior period	(0.3)	(9.3)	(7.6)
Gross increases — tax positions in current period	0.3	0.7	11.3
Settlements	(1.3)	—	—
Lapse of statute of limitations	(7.1)	(5.9)	(4.4)
Gross decreases — Spin-Off	—	—	(26.7)
Change due to foreign currency exchange rates	0.2	—	(1.2)
Unrecognized tax benefit — ending balance	$31.3	$37.9	$48.8
Other Tax Matters
    During 2017, our income tax benefit was impacted most significantly by (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of net tax charges associated with the impact of the new U.S. tax regulations described more fully above and (iv) $68.2 of foreign losses generated during the period for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely.
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
During 2015, our income tax benefit was impacted most significantly by (i) the effects of approximately $139.0 of foreign losses generated during the year for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, (ii) $3.7 of foreign taxes incurred during the year related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off, and (iii) $3.4 of taxes related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
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
We have filed our federal income tax returns for the 2014, 2015, and 2016 tax years and those returns are subject to examination. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
(11)    Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2017:

	December 31, 2016	Borrowings	Repayments	Other (5)	December 31, 2017
Revolving loans	$—	$54.6	$(54.6)	$—	$—
Term loans (1)(2)	339.6	350.0	(341.2)	(0.7)	347.7
Trade receivables financing arrangement (3)	—	74.0	(74.0)	—	—
Other indebtedness (4)	16.6	38.7	(48.8)	2.6	9.1
Total debt	356.2	$517.3	$(518.6)	$1.9	356.8
Less: short-term debt	14.8				7.0
Less: current maturities of long-term debt	17.9				0.5
Total long-term debt	$323.5				$349.3
_____________________________________________________________

(1)
As noted below, we amended our senior credit agreement on December 19, 2017 and proceeds of $350.0 were made available by way of a new term loan facility, with $328.1 utilized to repay, in full, amounts outstanding under the then-existing term loan facility.

(2)
The new term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.3 and $1.6 at December 31, 2017 and December 31, 2016, respectively.

(3)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2017, we had $33.3 of available borrowing capacity under this facility.

(4)
Primarily includes capital lease obligations of $2.1 and $1.7, balances under purchase card programs of $2.8 and $3.9, borrowings under a line of credit in South Africa of $0.0 and $10.2, and borrowings under a line of credit in China of $4.1 and $0.0, at December 31, 2017 and 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(5)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the new term loan, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2017 are $0.5, $18.0, $18.0, $17.9 and $297.7, respectively.
Senior Credit Facilities
On December 19, 2017, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $900.0, consisting of the following (each with the final maturity of December 19, 2022):

•	A new term loan facility in an aggregate principle amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $145.0 (previously $175.0); and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0 (previously $125.0).

The above amendment of our Credit Agreement also:

•
Adjusts the maximum aggregate amount of additional commitments we may seek, without consent of existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility, and/or the bilateral foreign credit instrument facility, to (i) the greater of (A) $200.0 or (B) our Consolidated EBITDA for the preceding four fiscal quarters, plus (ii) an amount equal to all voluntary prepayments of the term loan facility and the voluntary prepayments accompanied by permanent commitment reductions of revolving credit facilities and foreign credit instrument facilities, plus (iii) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio for the prior four fiscal quarters does not exceed 2.75 to 1.00 (with the provisions described in clauses (ii) and (iii) being essentially unchanged from the previous agreement);

•
Permits unlimited investments, capital stock repurchases and dividends, and prepayments of subordinated debt if our Consolidated Leverage Ratio, after giving pro forma effect to such payments, is less than 2.75 to 1.00 (2.50 to 1.00 prior to the amendment);

•
Increases the Consolidated Leverage Ratio that we are required to maintain as of the last day of any fiscal quarter to not more than 3.50 to 1.00 (or 4.00 to 1.00 for the four fiscal quarters after certain permitted acquisitions) and included certain add-backs in the definition of consolidated EBITDA used in determining such ratio; and

•	Adjusts per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, to be as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.25 to 1.0 and 3.00 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.50 to 1.0 and 2.25 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Less than 1.50 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%

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
The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage as previously discussed, which varies based on our Consolidated Leverage Ratio (as defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents not to exceed $150.0) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings.

The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 3.2% at December 31, 2017.
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

Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by SPX or our domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults then exist, all collateral security is to be released and the indebtedness under the Credit Agreement would be unsecured.
The Credit Agreement requires that SPX maintain:

•
A Consolidated Interest Coverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•
As previously discussed, a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 3.50 to 1.00 (or 4.00 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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
As previously discussed, we are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $50.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the Effective Date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
At December 31, 2017, we had $314.3 of available borrowing capacity under our revolving credit facilities after giving effect to $35.7 reserved for outstanding letters of credit. In addition, at December 31, 2017, we had $16.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $183.1 reserved for outstanding letters of credit.
At December 31, 2017, we were in compliance with all covenants of our Credit Agreement.
In connection with the December 2017 amendment of our Credit Agreement, we recorded a charge of $0.9 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of unamortized deferred financing costs. During 2016, we reduced the issuance capacity of our foreign credit instrument facilities resulting in a charge of $1.3 to “Loss on amendment/refinancing of senior credit agreement” associated with the write-off of unamortized deferred financing costs. During 2015, we recorded a charge of $1.4 to “Loss on amendment/refinancing of senior credit agreement” related to the refinancing of our senior credit agreement in connection with the Spin-Off, with the charge resulting from the write-off of unamortized deferred financing costs.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under purchase card programs allowing for payment beyond their normal payment terms. As of December 31, 2017 and 2016, the participating businesses had $2.8 and $3.9, respectively, outstanding under these arrangements.
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
In addition, we maintain line of credit facilities in China, India, and South Africa available to fund operations in these regions, when necessary. At December 31, 2017, the aggregate amount of borrowing capacity under these facilities was $20.2, while the aggregate borrowings outstanding were $4.2.
(12)    Derivative Financial Instruments
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements (“Swaps”) to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these Swaps no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. As of December 31, 2017, the aggregate notional amount of these Swaps was $162.6. In addition, we have recorded a current asset of $3.3 as of December 31, 2017 to recognize the fair value of these Swaps. As of December 31, 2016, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.7
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, GBP, and Euro.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings, but are included in AOCI. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other expense, net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
We had FX forward contracts with an aggregate notional amount of $9.0 and $8.8 outstanding as of December 31, 2017 and 2016, respectively, with all of the $9.0 scheduled to mature in 2018. We also had FX embedded derivatives with an aggregate notional amount of $1.1 and $0.9 at December 31, 2017 and 2016, respectively, with all of the $1.1 scheduled to mature in 2018. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of December 31, 2017 and 2016. The net loss recorded in “Other expense, net” related to FX forward contracts and embedded derivatives totaled $0.4 in 2017, $6.3 in 2016 and $1.2 in 2015.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.6 and 4.1 pounds of copper at December 31, 2017 and 2016, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2017 and 2016, the fair values of these contracts were $1.1 (current asset) and $1.1 (current asset), respectively. The unrealized gains, net of taxes, recorded in AOCI were $0.8 and $0.8 as of December 31, 2017 and 2016, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2017 to income over the next 12 months.
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2018	$8.3
2019	7.9
2020	6.5
2021	4.6
2022	4.4
Thereafter	6.6
Total minimum payments	$38.3
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $12.9 in 2017, $13.2 in 2016 and $13.4 in 2015.
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
Our recorded liabilities related to these matters totaled $685.7 (including $641.2 for asbestos product liability matters) and $653.5 (including $605.6 for asbestos product liability matters) at December 31, 2017 and 2016, respectively. Of these amounts, $651.6 and $621.0 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2017 and 2016, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the years ended December 31, 2017, 2016 and 2015, our payments for asbestos-related matters, net of insurance recoveries, were $1.0, $5.8 and $6.9, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $590.9 and $564.4 at December 31, 2017 and 2016, respectively, and included in “Other assets” within our consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

During the years ended December 31, 2017, 2016, and 2015, we recorded charges of $5.7, $4.9, and $11.2, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters. Of these charges, $3.5, $4.2 and $8.0 were recorded to “Other expense, net” for the years ended December 31, 2017, 2016, and 2015, respectively, and $2.2, $0.7, and $3.2 respectively, to “Gain (loss) on disposition of discontinued operations, net of tax.”
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
During the third quarter of 2015, we gained additional insight into the path for completing these projects, including our remaining scope, the estimated costs for completing such scope, and our expected recoverability of costs from prime contractors and our subcontractors. In response to this new information, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in an increase in our “Loss from continuing operations before income taxes” for the year ended December 31, 2015 of $95.0, which is comprised of a reduction in revenue of $57.2 and an increase in cost of products sold of $37.8.
Over the past two years, we have implemented various initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, significant progress has occurred with regard to the projects, as we have now completed the majority of our contractual scope and expect to complete the remainder by the end of 2019.
During 2017, we experienced higher than expected costs associated with (i) our efforts to accelerate completion of certain scopes of work, (ii) financial and other challenges facing certain of our subcontractors, and (iii) delays and other on-site productivity challenges. As a result, during the second and fourth quarters of 2017, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $52.8 during the year ended December 31, 2017 ($22.9 and $29.9, during the second and fourth quarters of 2017, respectively), which is comprised of a reduction in revenue of $36.9 ($13.5 and $23.4, during the second and fourth quarters of 2017, respectively) and an increase in cost of products sold of $15.9 ($9.4 and $6.5, during the second and fourth quarters of 2017, respectively).
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. At December 31, 2017, the projected revenues related to our large power projects in South Africa included approximately $29.0 related to claims and unapproved change orders. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.
Although we believe that our current estimates of revenues and costs relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $20.9 and $18.5 at December 31, 2017 and 2016, respectively) within “Accrued expenses” on our consolidated balance sheets as of December 31, 2017 and 2016, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.” In addition, during 2016 we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.
In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. The Court heard arguments on SPX Technologies application in November 2017. On January 22, 2018, the Court ruled in SPX Technologies favor and set aside the Arbitration Tribunal’s ruling. This ruling by the Court is subject to appeal by the BEE Partner. The BEE Partner has filed for leave to appeal the decision and SPX Technologies will continue to assert all legal defenses available to it.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2017, we had liabilities for site investigation and/or remediation at 28 sites (30 sites at December 31, 2016) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of December 31, 2017, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 15 sites (22 sites at December 31, 2016) at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

Executive Agreements
The Board of Directors has approved an employment agreement for our President and Chief Executive Officer.  This agreement had an initial term through December 31, 2017 and, thereafter, rolling terms of one year, and specifies the executive’s current compensation, benefits and perquisites, severance entitlements, and other employment rights and responsibilities. The Compensation Committee of the Board of Directors has approved severance benefit agreements for our other six executive officers. These agreements cover each executive’s entitlements in the event that the executive’s employment is terminated for other than cause, death or disability, or the executive resigns with good reason. The Compensation Committee of the Board of Directors has also approved change of control agreements for each of our executive officers, which cover each executive’s entitlements following a change of control.

(14)    Shareholders’ Equity and Long-Term Incentive Compensation
Income (Loss) Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$84.0	$30.3	$(151.6)
Less: Net loss attributable to noncontrolling interests	—	(0.4)	(33.4)
Adjustment related to redeemable noncontrolling interest (Note13)	—	(18.1)	—
Income (loss) from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$84.0	$12.6	$(118.2)
Income (loss) from discontinued operations, net of tax	$5.3	$(97.9)	$34.6
Less: Net loss attributable to noncontrolling interest	—	—	(0.9)
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$5.3	$(97.9)	$35.5
Denominator:
Weighted-average number of common shares used in basic income (loss) per share	42.413	41.610	40.733
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.492	0.551	—
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	43.905	42.161	40.733
For the year ended December 31, 2015, 0.351 of unvested restricted stock shares/units were excluded from the computation of diluted earnings per share as we incurred losses from continuing operations during the year. For the years ended December 31, 2017, 2016, and 2015, 0.563, 1.045, and 0.553 of unvested restricted stock shares/units, respectively, were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2017, 2016 and 2015, 0.997, 1.343, and 0.505, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
At December 31, 2017, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
December 31, 2014	100.064	(59.206)	40.858
Restricted stock shares and restricted stock units	0.102	0.096	0.198
Other	0.360	—	0.360
December 31, 2015	100.526	(59.110)	41.416
Restricted stock shares and restricted stock units	0.042	0.295	0.337
Retirement of treasury stock	(50.000)	50.000	—
Other	0.187	—	0.187
December 31, 2016	50.755	(8.815)	41.940
Restricted stock units	—	0.280	0.280
Other	0.431	—	0.431
December 31, 2017	51.186	(8.535)	42.651

In 2016, we retired 50.0 shares or $2,948.1 of “Common stock in treasury.” Under the applicable state law, these shares represent authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase over par value between “Paid-in capital” and “Retained deficit,” resulting in respective adjustments of $1,285.4 and $1,662.2.
Long-Term Incentive Compensation
Under the 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015, up to 1.682 shares of our common stock were available for grant at December 31, 2017. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU and RS granted reduces availability by two shares. Each PSU granted in 2017 reduces availability by its maximum vesting attainment of 150%, or 3.0 shares.
PSU’s, RSU’s and RS’s may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee’s termination. PSU’s are eligible to vest at the end of the performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index, while the RSU’s and RS’s vest based on the passage of time since grant date. PSU’s, RSU’s, and RS’s that do not vest within the applicable vesting period are forfeited.
Eligible employees received PSU’s in 2014 and 2013 as to which the employee could earn between 25% and 125% of the target performance award in the event the awards met the required vesting criteria. Vesting for the 2014 and 2013 target performance awards was based on SPX shareholder return versus the S&P Composite 1500 Industrials Index over three-year periods ended December 31, 2016 and December 31, 2015, respectively. In connection with the Spin-Off, the 2014 and 2013 PSU’s were modified to allow for a minimum vesting equivalent to 50% of the underlying shares at the end of the applicable remaining service periods. In connection with this modification, we recorded additional stock compensation expense of $2.1 in 2015. The remaining 2014 and 2013 PSU’s (i.e., the remaining 50%) did not meet the required performance target for the three years ended December 31, 2016 and 2015, respectively, and, as a result, these awards were forfeited.
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2002 Stock Compensation Plan. Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2017. The 2017, 2016 and 2015 grants to non-employee directors generally vest over a one-year vesting period, with the 2017 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2018.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $12.0, $12.7 and $33.9 for the years ended December 31, 2017, 2016 and 2015, respectively, with the related tax benefit being $4.6, $4.8 and $12.9 for the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017 and 2016, long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2017 and 2016 included $3.8 and $1.0, respectively associated with long-term cash awards.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 1, 2017 and March 2, 2016, while there were no PSU’s issued during 2015. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 1, 2017
SPX Corporation	41.03%	—%	1.52%	0.3685
Peer group within S&P 600 Capital Goods Index	34.49%	n/a	1.52%
March 2, 2016
SPX Corporation	36.91%	—%	0.97%	0.3354
Peer group within S&P 600 Capital Goods Index	32.94%	n/a	0.97%
Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU, RSU, and RS activity from December 31, 2014 through December 31, 2017:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2014	1.168	$69.22
Pre-spin:
Granted	0.451	81.60
Vested	(0.262)	78.71
Canceled	(0.212)	52.67
Impact of Spin-Off:
Terminations	(0.785)	*
Conversions	1.010	*
Post-spin
Granted	0.510	12.32
Canceled	(0.011)	20.34
December 31, 2015	1.869	17.63
Granted	0.423	13.97
Vested	(0.528)	10.32
Forfeited	(0.062)	20.46
December 31, 2016	1.702	16.47
Granted	0.252	28.22
Vested	(0.483)	18.17
Forfeited	(0.241)	20.83
December 31, 2017	1.230	$17.41
As of December 31, 2017, there was $8.1 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.4 years.
Stock Options

On March 1, 2017, March 2, 2016 and October 14, 2015, we granted stock options totaling 0.208, 0.505 and 0.883, respectively, of which 0.188 were exercisable as of December 31, 2017. The exercise price per share of these options is $27.40, $12.85 and $12.36, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on March 1, 2017, March 2, 2016 and October 14, 2015 was $9.60, $4.11 and $3.76, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 1, 2017	March 2, 2016	October 14 2015
Annual expected stock price volatility	32.00%	30.06%	27.86%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	2.14%	1.50%	1.64%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the March 1, 2017 and March 2, 2016 grant were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group, while the annual expected stock price volatility for the October 14, 2015 grant was based on the six-year historical volatility of SPX’s common stock. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2014 through December 31, 2017.

	Shares	Weighted- Average Exercise Price
Options outstanding and exercisable at December 31, 2014	—	$—
Granted pre-spin	0.323	85.87
Impact of Spin-Off:
Terminations	(0.282)	85.87
Conversions	0.123	*
Granted post-spin	0.883	12.36
Options outstanding and exercisable at December 31, 2015	1.047	12.91
Granted	0.505	12.85
Options outstanding and exercisable at December 31, 2016	1.552	12.89
Exercised	(0.125)	20.67
Forfeited	(0.027)	14.45
Granted	0.208	27.40
Options outstanding and exercisable at December 31, 2017	1.608	$14.67
As of December 31, 2017, there was $2.2 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 1.2 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(3)	Pension and Postretirement Liability Adjustment and Other(1)(4)	Total
December 31, 2016	$229.7	$1.5	$3.9	$235.1
Other comprehensive income before reclassifications (1)	0.5	2.3	16.3	19.1
Amounts reclassified from accumulated other comprehensive income (2)	—	(3.0)	(1.1)	(4.1)
Current-period other comprehensive income (loss)	0.5	(0.7)	15.2	15.0
December 31, 2017	$230.2	$0.8	$19.1	$250.1
___________________________________________________________________
(1) As indicated in Note 9, we reduced our unfunded liability related to postretirement benefits and increased “Accumulated other comprehensive income” (before tax) by $26.8.
(2) As indicated in Note 12, we discontinued hedge accounting for our Swaps resulting in a reclassification from “Accumulated other comprehensive income” (before tax) of $2.7.

(3)	Net of tax provision of $0.5 and $0.9 as of December 31, 2017 and 2016, respectively.
(4) Net of tax provision of $12.5 and $2.7 as of December 31, 2017 and 2016, respectively. The balances as of December 31, 2017 and 2016 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2016 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(2)	Pension and Postretirement Liability Adjustment and Other(3)	Total
Balance at December 31, 2015	$280.6	$(1.8)	$4.5	$283.3
Other comprehensive income (loss) before reclassifications	(11.9)	1.1	—	(10.8)
Amounts reclassified from accumulated other comprehensive income (1)	(39.0)	2.2	(0.6)	(37.4)
Current-period other comprehensive income (loss)	(50.9)	3.3	(0.6)	(48.2)
Balance at December 31, 2016	$229.7	$1.5	$3.9	$235.1
___________________________________________________________________

(1)	In connection with the sale of our dry cooling business, we reclassified $40.4 of other comprehensive income related to foreign currency translation to “Gain on sale of dry cooling business.”

(2)	Net of tax (provision) benefit of $(0.9) and $0.8 as of December 31, 2016 and 2015, respectively.

(3)	Net of tax provision of $2.7 and $3.1 as of December 31, 2016 and 2015, respectively. The balances as of December 31, 2016 and 2015 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2017 and 2016:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2017	2016
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$—	$1.0	Revenues
Commodity contracts	(2.5)	2.0	Cost of products sold
Swaps	0.3	—	Interest Expense
Swaps	(2.7)	—	Other Expense, net
Pre-tax	(4.9)	3.0
Income taxes	1.9	(0.8)
	$(3.0)	$2.2
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.8)	$(1.0)	Selling, general and administrative
Income taxes	0.7	0.4
	$(1.1)	$(0.6)

Recognition of foreign currency translation adjustments related to business dispositions:
Recognition of foreign currency translation adjustment associated with the sale of our dry cooling business	$—	$(40.4)	Gain on sale of dry cooling business
Recognition of foreign currency translation adjustment associated with the sale our Balcke Dürr business	—	1.4	Gain (loss) on disposition of discontinued operations, net of tax
	$—	$(39.0)
Common Stock in Treasury
As described above, in 2016, we retired 50.0 shares or $$2,948.1 of “Common stock in treasury.” In addition, during the years ended December 31, 2017, 2016 and 2015, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $16.9, $17.9 and $7.0, respectively, and increased by $0.0, $0.0 and $1.8, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Dividends
In connection with the Spin-Off, we discontinued dividend payments immediately following the second quarter dividend payment for 2015. Dividends declared totaled $30.9 for the year ended December 31, 2015, while dividends paid were $45.9.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2017, 2016 or 2015.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 4, in connection with the sale of Balcke Dürr, existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 76.1 and Euro 47.9, respectively, at December 31, 2017), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 4.0 and Euro 3.0, respectively, at December 31, 2017). Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during 2017.

	Twelve Months Ended December 31, 2017
	Guarantees and Bonds Liability	Indemnification Assets
Balance as of December 31, 2016 (1) (2)	$9.9	$4.8
Reduction/Amortization for the period (3)	(2.5)	(2.6)
Impact of changes in foreign currency rates	1.3	0.6
Balance as of December 31, 2017 (2)	$8.7	$2.8
___________________________

(1)
In connection with the sale, we estimated the fair value of the existing parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. Additionally, we estimated the fair value of the cash collateral provided by Balcke Dürr and the guarantee provided by mutares AG based on the terms and conditions and relative risk associated with each of these securities (unobservable inputs - Level 3).

(2)	Balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”

(3)
We reduce the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We amortize the asset based on the expiration terms of each of the securities. We record the reduction of the liability and the amortization of the asset to “Other expense, net.”

The net loss recorded at the time of sale of $78.6 includes a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the cash collateral and guarantee provided by Balcke Dürr and mutares AG, respectively.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2017, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
During the fourth quarter of 2016, we concluded that the carrying value of Heat Transfer’s definite-lived intangible assets (customer relationships and technology) may not be recoverable. As a result, we performed an impairment analysis on such assets. Based on such analysis, we determined that the fair values of these assets were less than their respective carrying values, resulting in an aggregate impairment charge of $23.9. The fair value of the customer relationship intangible asset was based on the estimated future cash flows of the asset, discounted at a rate of return that reflected the relative risk of the cash flows (unobservable inputs - Level 3). The fair values for the technology intangible assets were based on applying estimated royalty rates to projected revenues associated with the assets, discounted at a rate of return that reflected the relative risk of the revenues and current market conditions (unobservable inputs - Level 3).
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting amount discounted at a rate of return that reflects the relative risk of the revenues and current market conditions (fair value based on unobservable inputs - Level 3, as defined above). Based on our annual impairment testing during the fourth quarter of 2016, we recorded an impairment charge associated with Heat Transfer’s trademarks of $2.2. In addition, we recorded impairment charges of $4.0 during the first quarter of 2016 associated with Heat Transfer’s trademarks.
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
As of December 31, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of December 31, 2017 and December 31, 2016 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.

(16)    Quarterly Results (Unaudited)

	First (5)		Second (5)		Third (5)		Fourth (5)
	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues (1)	$340.6	$360.6	$349.7	$371.4	$348.5	$345.0	$387.0	$395.3
Gross profit (1)	88.1	89.9	76.1	91.1	85.1	80.8	80.9	114.0
Income (loss) from continuing operations, net of tax (2)	10.3	20.2	(8.3)	6.5	22.0	6.6	60.0	(3.0)
Income (loss) from discontinued operations, net of tax (3)	7.1	(6.6)	(0.7)	(3.5)	0.3	(4.7)	(1.4)	(83.1)
Net income (loss)	17.4	13.6	(9.0)	3.0	22.3	1.9	58.6	(86.1)
Less: Net income (loss) attributable to noncontrolling interests	—	0.6	—	(1.0)	—	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders	17.4	13.0	(9.0)	4.0	22.3	1.9	58.6	(86.1)
Adjustment related to redeemable noncontrolling interest (4)	—	—	—	(18.1)	—	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$17.4	$13.0	$(9.0)	$(14.1)	$22.3	$1.9	$58.6	$(86.1)
Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.24	$0.47	$(0.19)	$(0.25)	$0.51	$0.16	$1.41	$(0.07)
Discontinued operations, net of tax	0.17	(0.16)	(0.02)	(0.09)	0.01	(0.12)	(0.03)	(1.99)
Net income (loss)	$0.41	$0.31	$(0.21)	$(0.34)	$0.52	$0.04	$1.38	$(2.06)
Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.24	$0.47	$(0.19)	$(0.25)	$0.50	$0.16	$1.35	$(0.07)
Discontinued operations, net of tax	0.16	(0.16)	(0.02)	(0.09)	0.01	(0.12)	(0.03)	(1.99)
Net income (loss)	$0.40	$0.31	$(0.21)	$(0.34)	$0.51	$0.04	$1.32	$(2.06)
___________________________________________________________________
Note:    The sum of the quarters’ income per share may not equal the full year per share amounts.

(1)
During the second and fourth quarters of 2017, we determined that additional cost would be required in order to complete certain remaining portions of large power projects in South Africa. As such, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in charges to “Income (loss) from continuing operations before income taxes” of $22.9 and $29.9, respectively, which is comprised of a reduction in revenue of $13.5 and $23.4, respectively, and increases in cost of products sold of $9.4 and $6.5, respectively, in the second and fourth quarters of 2017. See Notes 5 and 13 to our consolidated financial statements for additional details.

(2)
During the first quarter of 2016, we completed the sale of our dry cooling business, resulting in a pre-tax gain of $17.9. During the second quarter of 2016, we reduced the pre-tax gain by $1.2 associated with adjustments to certain retained liabilities. During the third quarter of 2016, we increased the pre-tax gain by $1.7 associated with the working capital settlement related to the transaction. See Notes 1 and 4 for additional details.

During the first and fourth quarters of 2016, we recorded impairment charges of $4.0 and $26.1, respectively, associated with the intangible assets of our Heat Transfer business. See Note 8 for additional details
During the second quarter of 2016, we recognized pre-tax actuarial losses of $1.8 associated with certain of our U.S. pension plans. See Note 9 for additional details.
During the third quarter of 2017, in connection with a favorable legal ruling, we reduced our unfunded liability related to postretirement benefits resulting in a pre-tax gain of $2.6. See Note 9 for additional details.

During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer resulting in a pre-tax gain of $10.2. See Note 5 for additional details.
During the fourth quarter of 2017 and 2016, we recognized pre-tax actuarial losses of $4.2 and $10.2, respectively, associated with our pension and postretirement benefit plans. See Note 9 for additional details.
During the fourth quarter of 2017, we recognized an income tax benefit of $77.6 for a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary. See Note 10 for additional details.
During the fourth quarter of 2017, we recorded a provisional net charge of $11.8 associated with the impact of the new corporate tax regulations that were enacted in the U.S.. See Note 10 for additional details.
During the fourth quarter of 2017, we recorded a pre-tax charge of $0.9 and a pre-tax gain of $2.7 associated with an amendment of our Credit Agreement, with the charge related to the write-off of deferred financing costs and the gain related to the discontinuance of hedge accounting on our interest rate swap agreements. See Notes 11 and 12 for additional details.

(3)
During the fourth quarter of 2016, we recorded a net loss on the sale of Balcke Dürr of $78.6. During the first quarter of 2017, we reduced the net loss by $7.2. During the second quarter of 2017, we increased the net loss by $0.4. See Note 4 for additional details.

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

(5)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had two fewer days in the first quarter of 2017 and had one more day in the fourth quarter of 2017 than in the respective 2016 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2017, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), the changes below were identified during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2017, we identified prior year financial misstatements associated with our South African subsidiary (the “Subsidiary”). These misstatements related to the accuracy and completeness of the Subsidiary’s revenues and cost of products sold under the percentage-of-completion method of accounting. Although these misstatements are not material to our consolidated financial statements in any period, the misstatements are the result of design and operating effectiveness deficiencies that existed within the Subsidiary’s internal controls environment relating to the existence of certain project-related materials, completeness of the reconciliations of recorded revenues to supporting billing documents, and the review of the accuracy and completeness of project costs. We updated our evaluation of internal controls in the fourth quarter of 2017 and concluded that these deficiencies represented material weaknesses that existed prior to 2017.

We have remediated these material weaknesses through (i) implementation of regular physical inventory counts and the reduction of inventories in the course of project progression, (ii) improvements to the design of the revenue reconciliation process, and (iii) improvements to the effectiveness of the quarterly project reviews. These enhanced control activities contributed to our identification of the misstatements noted above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SPX Corporation:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding the Company’s spin-off of SPX FLOW, Inc. through the distribution of the shares of SPX FLOW, Inc. to the Company’s stockholders.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 21, 2018

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance

a)	Directors of the company.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

b)	Executive Officers of the company.
Eugene J. Lowe, III, 49, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
Scott W. Sproule, 48, Vice President, Chief Financial Officer and Treasurer since September 2015. Mr. Sproule joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as CFO, Thermal Equipment and Services from December 2014 to September 2015, Vice President and CFO, Flow Power & Energy from September 2013 to November 2014, CFO, Flow Technology from May 2012 to September 2013, Vice President of Corporate Finance from July 2009 to May 2012, CFO, Test and Measurement from August 2007 to July 2009, and Assistant Corporate Controller from August 2005 to August 2007. Prior to joining SPX, Mr. Sproule held positions with Corning Incorporated, Eastman Kodak Company, and PricewaterhouseCoopers.
J. Randall Data, 52, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
Brian G. Mason, 52, President, Transformer Solutions since January 2015 and was appointed an officer of the company in January 2017. Prior to joining SPX, Mr. Mason spent over 14 years with Emerson Electric. Most recently, he was President, Emerson Connectivity Solutions, from March 2004 to July 2014, and President, Cinch Connectivity Solutions, from July 2014 to December 2014, having led the divestiture of Emerson Connectivity Solutions and its integration with Cinch Connectors/Bel Fuse. While at Emerson Electric, Mr. Mason held leadership positions in various technology-oriented businesses. He has also held leadership roles at General Cable, Winegard, and General Electric.
John W. Nurkin, 48, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 47, President, Weil-McLain and Marley Engineered Products since August 2013 and President, Radiodetection since September 2015. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 46, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to

April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

d)	Code of Ethics.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February, 2018.

SPX CORPORATION (Registrant)
By	/s/ SCOTT W. SPROULE
Scott W. Sproule Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of February, 2018.

/s/ EUGENE J. LOWE, III	/s/ SCOTT W. SPROULE
Eugene J. Lowe, III President and Chief Executive Officer	Scott W. Sproule Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ ROBERT B. TOTH	/s/ TANA L. UTLEY
Robert B. Toth Director	Tana L. Utley Director
/s/ MICHAEL A. REILLY
Michael A. Reilly Chief Accounting Officer, Vice President, Finance, and Corporate Controller

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-6948).
3.2	—	Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (File no. 1-6948).
3.3	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013 (File no. 1-6948).
10.1	—
Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated August 24, 2011, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (File no. 1-6948).

10.2	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated November 1, 2011, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2011 (File no. 1-6948).

10.3	—
Deed of Amendment to the Share Purchase Agreement relating to the sale and purchase of the whole of the issued share capital of Clyde Union (Holdings), dated December 22, 2011 incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 (File no. 1-6948).

10.4	—
Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of January 23, 2012, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File no. 1-6948).

10.5	—
Amendment No. 1 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of October 26, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (File no. 1-6948).

10.6	—
Amendment No. 2 to Purchase and Sale Agreement by and between SPX Corporation and Robert Bosch GmbH, dated as of November 27, 2012, incorporated herein by reference from our Current Report on Form 8-K filed on December 3, 2012 (File no. 1-6948).

10.7	—
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

10.8	—
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.9	—
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.10	—
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.11	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.12	—
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

10.13	—
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

10.14	—
Second Amendment to Credit Agreement and Amendment to Guarantee and Collateral Agreement, dated as of December 19, 2017, among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from our Current Report on Form 8-K filed on December 20, 2017 (File no. 1-6948).

*10.15	—
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

*10.17	—
SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to Appendix E of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (File no. 1-6948).

*10.18	—
Amendment to the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File no. 1-6948).

*10.19	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (File no. 1-6948).

*10.20	—
2002 Stock Compensation Plan (As Amended and Restated Effective May 3, 2012), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (File no. 1-6948).

*10.21	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*10.22	—
Amendment of the SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), effective as of February 21, 2017, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.23	—
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

*10.25	—
Form of Internal Performance-based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (File no. 1-6948).

*10.26	—
Form of External Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, approved in 2013, incorporated herein by reference from our Current Report on Form 8-K filed on December 5, 2013 (File no. 1-6948).

*10.27	—
Form of Time-Based Restricted Stock Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on April 30, 2014 (File no. 1-6948).

*10.28	—
Form of Performance-Based Restricted Stock Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (File no. 1-6948).

*10.29	—
Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Current Report on Form 8-K filed on December 30, 2014 (File no. 1-6948).

*10.30	—
Form of Time Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (File no. 1-6948).

*10.31	—
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.32	—
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.33	—
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).

*10.34	—	Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).
*10.35	—
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.36	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*10.37	—	SPX Corporation Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015.
10.38	—	SPX Corporation Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015.
*10.39	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (File no. 1-6948).

*10.40	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective December 31, 2010, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (File no. 1-6948).

*10.41	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

10.42	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective May 7, 2015.
10.43	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective September 25, 2015.
10.44	—	Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective December 18, 2017.
*10.45	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (File no. 1-6948).

*10.46	—
Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan (as amended and restated December 31, 2008), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

10.47	—	Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan (as amended and restated December 31, 2008), effective August 19, 2015.
*10.48	—
SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (File no. 1-6948).

*10.49	—
Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management (as amended and restated April 22, 2009), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

10.50	—	Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management (as amended and restated April 22, 2009), effective September 26, 2015.
*10.51	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (File no. 1-6948).

*10.52	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.53	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.54	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.55	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

*10.56	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24.1	—	Power of Attorney on page 117 of this Form 10-K.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.1	—
SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv)  Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.