Form 10-Q
period 2018-03-31
SPX CORP
filed 2018-05-04
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Common shares outstanding April 27, 2018, 42,971,974

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31, 2018	April 1, 2017
Revenues	$351.9	$340.6
Costs and expenses:
Cost of products sold	261.8	252.5
Selling, general and administrative	68.6	68.3
Intangible amortization	0.2	0.2
Special charges, net	2.0	0.5
Operating income	19.3	19.1

Other income (expense), net	1.0	(2.0)
Interest expense	(4.3)	(4.0)
Interest income	0.5	0.4
Income from continuing operations before income taxes	16.5	13.5
Income tax provision	(4.1)	(3.2)
Income from continuing operations	12.4	10.3

Income (loss) from discontinued operations, net of tax	—	—
Gain on disposition of discontinued operations, net of tax	—	7.1
Income from discontinued operations, net of tax	—	7.1

Net income	$12.4	$17.4

Basic income per share of common stock:
Income from continuing operations	$0.29	$0.24
Income from discontinued operations	—	0.17
Net income per share	$0.29	$0.41

Weighted-average number of common shares outstanding — basic	42.772	42.108

Diluted income per share of common stock:
Income from continuing operations	$0.28	$0.24
Income from discontinued operations	—	0.16
Net income per share	$0.28	$0.40

Weighted-average number of common shares outstanding — diluted	44.353	43.454

Comprehensive income	$16.8	$16.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$103.7	$124.3
Accounts receivable, net	214.7	267.5
Contract assets	98.3	—
Inventories, net	109.3	143.0
Other current assets (includes income taxes receivable of $41.8 and $62.4 at March 31, 2018 and December 31, 2017, respectively)	72.5	97.7
Total current assets	598.5	632.5
Property, plant and equipment:
Land	16.4	15.8
Buildings and leasehold improvements	122.7	120.5
Machinery and equipment	333.2	330.4
	472.3	466.7
Accumulated depreciation	(286.5)	(280.1)
Property, plant and equipment, net	185.8	186.6
Goodwill	349.3	345.9
Intangibles, net	128.8	117.6
Other assets	697.4	706.9
Deferred income taxes	52.3	50.9
TOTAL ASSETS	$2,012.1	$2,040.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145.0	$159.7
Contract liabilities	88.5	—
Accrued expenses	180.8	292.6
Income taxes payable	2.2	1.2
Short-term debt	6.8	7.0
Current maturities of long-term debt	4.9	0.5
Total current liabilities	428.2	461.0
Long-term debt	344.9	349.3
Deferred and other income taxes	33.0	29.6
Other long-term liabilities	872.8	885.8
Total long-term liabilities	1,250.7	1,264.7
Commitments and contingent liabilities (Note 14)
Equity:
Common stock (51,284,268 and 42,948,462 issued and outstanding at March 31, 2018, respectively, and 51,186,064 and 42,650,599 issued and outstanding at December 31, 2017, respectively)	0.5	0.5
Paid-in capital	1,300.4	1,309.8
Retained deficit	(730.9)	(742.3)
Accumulated other comprehensive income	254.5	250.1
Common stock in treasury (8,335,806 and 8,535,465 shares at March 31, 2018 and December 31, 2017, respectively)	(491.3)	(503.4)
Total equity	333.2	314.7
TOTAL LIABILITIES AND EQUITY	$2,012.1	$2,040.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 31, 2018	April 1, 2017
Cash flows from (used in) operating activities:
Net income	$12.4	$17.4
Less: Income from discontinued operations, net of tax	—	7.1
Income from continuing operations	12.4	10.3
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	2.0	0.5
Deferred and other income taxes	(1.3)	(3.9)
Depreciation and amortization	6.6	6.3
Pension and other employee benefits	2.3	4.2
Long-term incentive compensation	3.9	3.2
Other, net	0.3	1.6
Changes in operating assets and liabilities, net of effects from an acquisition and divestitures:
Accounts receivable and other assets	23.6	33.7
Inventories	(3.6)	(13.2)
Accounts payable, accrued expenses and other	(43.1)	(36.7)
Cash spending on restructuring actions	(0.4)	(0.6)
Net cash from continuing operations	2.7	5.4
Net cash used in discontinued operations	(0.4)	(3.7)
Net cash from operating activities	2.3	1.7
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	0.2	—
Business acquisition, net of cash acquired	(16.3)	—
Capital expenditures	(3.2)	(2.2)
Net cash used in continuing operations	(19.3)	(2.2)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(19.3)	(2.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	—
Repayments under senior credit facilities	—	(4.3)
Net borrowings (repayments) under other financing arrangements	(0.4)	1.7
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.2)	(2.5)
Net cash used in continuing operations	(3.6)	(5.1)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(3.6)	(5.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	—	(1.3)
Net change in cash and equivalents	(20.6)	(6.9)
Consolidated cash and equivalents, beginning of period	124.3	99.6
Consolidated cash and equivalents, end of period	$103.7	$92.7

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
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and in Notes 3 and 16 for further discussion of the sale of Balcke Dürr. All other VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Acquisition of Schonstedt

On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”), a manufacturer and distributor of magnetic locator products used for locating underground utilities and other buried objects, for a purchase price of $16.3, net of cash acquired of $0.3. Schonstedt had revenues of approximately $9.0 for the twelve months prior to the acquisition. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.
Sale of Balcke Dürr

On December 30, 2016, we completed the sale of Balcke Dürr to a subsidiary of mutares AG (the “Buyer”). During the first quarter of 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2, with such amount recorded to “Gain on disposition of discontinued operations, net of tax.” The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by adjustments to liabilities retained in connection with the sale, net of tax, of $1.2.

On April 30, 2018, we reached an agreement with the Buyer on the amount of cash and working capital at the closing date, as well as on various other claims, for a net payment to be made by the Buyer of Euro 3.0. The settlement is expected to result in a gain, which we will record in our condensed consolidated statement of operations for the three months ended June 30, 2018.

Other

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods. We do not believe the one less day during the first quarter of 2018 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2017 period.

(2)                                NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
ASC Topic 606
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition (Accounting Standards Codification “ASC” 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASC 606 contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. ASC 606 also requires a number of quantitative and qualitative disclosures intended to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue, and the related cash flows. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition approach to all contracts not completed as of the date of adoption. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2018) through retained earnings, with no restatement of comparative periods.

The only significant change in revenue recognition as a result of the adoption of ASC 606 relates to our power transformer business. Under ASC 606, revenues for our power transformer business are being recognized over time, while under previous revenue recognition guidance (ASC 605), revenues for power transformers were recognized at a point in time. See Note 4 for further discussion of our revenue recognition principles and the post adoption impact of ASC 606.

Summarized below is the impact of the initial application of ASC 606 on our January 1, 2018 condensed consolidated balance sheet:

	December 31, 2017	Impact of Adoption of ASC 606	January 1, 2018

Assets
Accounts receivable, net	$267.5	$(36.0)	$231.5
Inventories, net	143.0	(40.2)	102.8
Contract Assets	—	70.7	70.7
Other current assets	97.7	(3.6)	94.1
Deferred income taxes	50.9	(0.9)	50.0

Liabilities
Contract Liabilities	—	86.9	86.9
Accrued expenses	292.6	(99.0)	193.6
Other long-term liabilities	885.8	(1.6)	884.2

Equity
Accumulated other comprehensive income	250.1	(0.3)	249.8
Retained deficit	$(742.3)	$4.0	$(738.3)

Other Accounting Pronouncements
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual reporting periods beginning on or after December 15, 2018 for public business entities, and interim periods within those annual reporting periods. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We are currently evaluating the effect this new standard will have on our condensed consolidated financial statements.

In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We adopted this guidance during the three months ended March 31, 2018, with such adoption having no material impact to our condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The requirements of ASU 2016-16 are to be applied on a modified retrospective basis, which entails recognizing the initial effect of adoption in retained earnings. We adopted ASU 2016-16 as of January 1, 2018, which resulted in an increase of our retained deficit of $0.2.

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

In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operating income. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operating income. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with the financial statement presentation requirements of the amendment applied retrospectively. We adopted this guidance during the three months ended March 31, 2018, resulting in non-service pension and postretirement costs being presented outside of operating income within the accompanying condensed consolidated statements of operations. In connection with the adoption of this guidance, we reclassified $1.3 of net periodic pension and postretirement benefit cost from “Selling, general and administrative expenses” to “Other income (expense), net” within the accompanying condensed consolidated statement of operations for the three months ended April 1, 2017. See Note 10 for details of our pension and postretirement expense.

In August 2017, the FASB issued significant amendments to hedge accounting. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). The mandatory effective date for calendar year-end public companies is January 1, 2019. We are currently evaluating the effect this amendment will have on our consolidated financial statements

In February 2018, the FASB amended its guidance for reporting comprehensive income to reflect the potential impacts of the reduction in the corporate tax rate resulting from the Tax Cuts and Jobs Act (the “Act”). The amendment gives the option of reclassifying the stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings during the fiscal year or quarter in which the effect of the lower tax rate is recorded. The amendment is effective for years beginning after December 15, 2018, with early adoption permitted. We adopted this guidance as of January 1, 2018, which resulted in an increase of our retained deficit of $4.8.

(3)	DISCONTINUED OPERATIONS
During the three months ended April 1, 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction in the net loss was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale, net of tax, of $1.2. In addition to the reduction of the net loss related to the Balcke Dürr sale, we recognized a net loss of $0.1 during the three months ended April 1, 2017, resulting from revisions to liabilities retained from businesses discontinued prior to 2016.

For the three months ended April 1, 2017, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statement of operations:

Balcke Dürr
Loss from discontinued operations	$(2.1)
Income tax benefit	9.3
Income from discontinued operations, net	7.2

All other
Loss from discontinued operations	(0.5)
Income tax benefit	0.4
Loss from discontinued operations, net	(0.1)

Total
Loss from discontinued operations	(2.6)
Income tax benefit	9.7
Income from discontinued operations, net	$7.1
(4)    REVENUES FROM CONTRACTS
As indicated in Note 2, effective January 1, 2018, we adopted ASC 606 under the modified retrospective transition approach. As a result, for periods prior to 2018, revenue continues to be presented based on prior guidance. Summarized below is our policy for recognizing revenue under ASC 606, as well as the various other disclosures required by ASC 606.

ASC 606 Policy

Performance Obligations - Certain of our contracts are comprised of multiple deliverables, which can include hardware and software components, installation, maintenance, and extended warranties. For these contracts, we evaluate whether these deliverables represent separate performance obligations as defined by ASC 606. In some cases, a customer contracts with us to integrate a complex set of tasks and components into a single project or capability (even if the single project results in the delivery of multiple units). Hence, the entire contract is treated as a single performance obligation. In contrast, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products with observable standalone selling prices, these selling prices are used to determine the standalone selling price. In cases where we sell a customized customer specific solution, we typically use the expected cost plus margin approach to estimate the standalone selling price of each performance obligation. Sales taxes and other usage-based taxes are excluded from revenue.

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations that are (i) part of a contract that has an original expected duration of less than one year (this encompasses substantially all contracts with customers in the HVAC and detection and measurement reportable segments) and/or (ii) satisfied in a manner consistent with our right to consideration from the customer (i.e., revenue is recognized as value is transferred). Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our large process cooling systems and large South African projects, as well as certain of our bus fare collection systems. As of March 31, 2018, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $82.7. We expect to recognize revenue on approximately 61% and 92% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

Options - We offer options within certain of our contracts to purchase future goods or services. To the extent the option provides a material right to a future benefit (i.e., future goods and services at a discount from the relative standalone selling price), we separate the material right as a performance obligation and adjust the standalone selling price of the other performance obligations within the contract. When determining the relative standalone selling price of the option, we first determine the incremental discount that the customer would receive by exercising the option and then adjust that value based on the probability of option exercise (based, where possible, on historical experience). Revenue is recognized for the option as either the option is exercised or when it expires.

Contract Combination and Modification - We assess each contract at its inception to determine whether it should be combined with other contracts for revenue recognition purposes. When making this determination, we consider factors such as whether two or more contracts with a customer were negotiated at or near the same time or were negotiated with an overall profit objective. Contracts are sometimes modified for changes in contract specifications, scope, or price (or a combination of these). Contract modifications for goods or services that are not distinct within the context of the contract (generally associated with specification changes in our engineered solutions product lines) are accounted for as part of the existing contract. Contract modifications for goods or services that are distinct (i.e., adding or subtracting distinct goods or services) are accounted for as either a termination of the existing contract and the creation of a new contract (where the goods or services are not priced at their standalone selling price), or the creation of separate contract (where the goods or services are priced at their standalone selling price).

Variable Consideration - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk. Variable consideration primarily pertains to late delivery penalties, unapproved change orders and claims (levied by us and /or against us), and index-based pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

As noted above, the nature of our contracts gives rise to several types of variable consideration, including unapproved change orders and claims. We include in our contract estimates additional revenue for unapproved change orders or claims against the customer when we believe we have an enforceable right to the unapproved change order or claim, the amount can be reliably estimated, and the above criteria have been met. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs, and the objective evidence available to support the claim. These estimates are also based on historical award experience. At March 31, 2018, the aggregate revenues related to our large power projects in South Africa included approximately $44.5 related to claims and unapproved change orders. See Note 14 for additional details on our large power projects in South Africa.

Returns, Customer Sales Incentives and Warranties - We have certain arrangements that require us to estimate, at the time of sale, the amounts of variable consideration that should be excluded from revenue as (i) certain amounts are not expected to be collected from customers and/or (ii) the product may be returned. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include volume rebates, which are estimated using the most likely amount method, as well as early payment discounts and promotional and advertising allowances, which are estimated using the expected value method. We primarily offer assurance-type standard warranties that the product will conform to published specifications for a defined period of time after delivery. These types of warranties do not represent separate performance obligations. We establish provisions for estimated returns and warranties primarily based on contract terms and historical experience, using the expected value method. Certain businesses separately offer extended warranties, which are considered separate performance obligations.

Contract Costs - We have elected to apply the practical expedient provided under ASC 606 which allows an entity to expense incremental costs of obtaining or fulfilling a contract when incurred if the amortization period of the asset that the entity otherwise would have recorded is one year or less. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products sold. As of March 31, 2018, the net asset recorded for incremental costs incurred to obtain or fulfill contracts, after consideration of the practical expedient mentioned above, was not material to our condensed consolidated financial statements.

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package cooling towers, residential and commercial boilers, comfort heating, and ventilation products. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, with satisfaction of these performance obligations occurring at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of a contract is one to three months and payment terms are generally 15-60 days after shipment to the customer.
Our detection and measurement product lines include underground pipe and cable locators and inspection equipment, bus fare collection systems, signal monitoring, and obstruction lighting. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services. Performance obligations for equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our bus fare collection systems and signal monitoring products lines), with the typical duration being one to three months.
Our engineered solutions product lines include medium and large power transformers, process cooling equipment and heat exchangers, as well as two large power plant contracts in our South African business. Performance obligations for these product lines relate to delivery of equipment and components, construction and reconstruction of cooling towers, and providing installation, replacement/spare parts, and various other services. For these product lines, our customers typically contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. Revenue for replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). The length of customer contract is generally 6-12 months for our power transformers business and 6-18 months for our process cooling and heat exchanger businesses. The large contracts in our South African business relate to the construction of two large power plants that have a length in excess of 10 years. Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Customer prepayments, progress billings, and retention payments are customary in certain of our project-based businesses, generally for our engineered solutions product lines and, to a lesser extent, our detection and measurement product lines. Customer prepayments, progress billings, and retention payments are not considered a significant financing component because they are intended to protect either the customer or ourselves in the event that some or all of the obligations under the contract are not completed. Additionally, most contract assets are expected to convert to accounts receivable, and contract liabilities are expected to convert to revenue, within one year. As such, after applying the practical expedient to exclude potential significant financing components that are less than one year in duration, we do not have any such financing components.

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the three months ended March 31, 2018:

Reportable Segments	HVAC	Detection and Measurement	Engineered Solutions	Total

Major product lines
Cooling	$59.6	$—	$—	$59.6
Boilers, comfort heating, and ventilation	68.1	—	—	68.1
Underground locators and inspection equipment	—	25.8	—	25.8
Signal monitoring, obstruction lighting, and bus fare collection systems	—	39.8	—	39.8
Power transformers	—	—	91.3	91.3
Process cooling equipment and services, and heat exchangers	—	—	53.0	53.0
South African projects	—	—	14.3	14.3
	$127.7	$65.6	$158.6	$351.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$127.7	$64.0	$13.9	$205.6
Revenues recognized over time	—	1.6	144.7	146.3
	$127.7	$65.6	$158.6	$351.9

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheet. Our contract balances consisted of the following as of March 31, 2018 and January 1, 2018:

Contract Balances	March 31, 2018	January 1, 2018 (1)	Increase (Decrease)
Contract Accounts Receivable (2)	$205.0	$222.9	$(17.9)
Contract Assets	98.3	70.7	27.6
Contract Liabilities - current	(88.5)	(86.9)	(1.6)
Contract Liabilities - non-current (3)	(2.1)	—	(2.1)
Net contract balance	$212.7	$206.7	$6.0
_____________________
(1) See Note 2 for the impact of the change at January 1, 2018 as a result of the adoption of ASC 606.
(2) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheet.
(3) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheet.
The $6.0 increase in our net contract balance from January 1, 2018 to March 31, 2018 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During the first quarter of 2018, we recognized revenues of $34.1 related to our contract liabilities at January 1, 2018.
Impact of ASC 606 Adoption
Summarized below and in the pages to follow is a comparison of our condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2018 and condensed consolidated balance sheet as of March 31, 2018 as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance. As previously discussed, the most significant impact of adopting ASC 606 relates to our power transformer business, where under ASC 606 revenues for power transformers are now being recorded over time versus at a point in time under the prior revenue recognition guidance. The initial transition to ASC 606 resulted in a reduction of inventory and deferred revenue (previously presented within “Accrued expenses”) and an increase to contract assets, as indicated in Note 2.  Contract assets and contract liabilities are now separately presented within our condensed consolidated balance sheet (previously included in “Accounts receivable, net” and “Accrued expenses”, respectively).  Additionally, and as noted below, revenue and earnings under prior revenue recognition guidance would have been less during the three months ended March 31, 2018 due to the timing of power transformer deliveries.

	Three months ended March 31, 2018
Condensed consolidated statement of operations and comprehensive income	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Revenues	$351.9	$(21.4)	$330.5
Cost of products sold	261.8	(18.8)	243.0
Selling, general and administrative	68.6	(0.6)	68.0
Operating income	19.3	(2.0)	17.3
Income from continuing operations before income taxes	16.5	(2.0)	14.5
Income tax provision	(4.1)	0.5	(3.6)
Income from continuing operations	12.4	(1.5)	10.9
Net income	$12.4	$(1.5)	$10.9

Comprehensive income	$16.8	$(1.0)	$15.8

Basic income per share of common stock:
Income from continuing operations	$0.29	$(0.04)	$0.25
Net income per share	$0.29	$(0.04)	$0.25

Diluted income per share of common stock:
Income from continuing operations	$0.28	$(0.03)	$0.25
Net Income per share	$0.28	$(0.03)	$0.25

	As of March 31, 2018
Condensed consolidated balance sheet	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Accounts receivable, net	$214.7	$43.4	$258.1
Contract assets	98.3	(98.3)	—
Inventories, net	109.3	58.5	167.8
Other current assets	72.5	4.2	76.7
Total current assets	598.5	7.8	606.3
Deferred income taxes	52.3	1.4	53.7
TOTAL ASSETS	$2,012.1	$9.2	$2,021.3
Contract liabilities	$88.5	$(88.5)	$—
Accrued expenses	180.8	101.1	281.9
Total current liabilities	428.2	12.6	440.8
Other long-term liabilities	872.8	1.6	874.4
Total long-term liabilities	$1,250.7	$1.6	$1,252.3

Retained deficit	$(730.9)	$(5.5)	$(736.4)
Accumulated other comprehensive income	254.5	0.5	255.0
Total equity	333.2	(5.0)	328.2
TOTAL LIABILITIES AND EQUITY	$2,012.1	$9.2	$2,021.3
Condensed consolidated statement of cash flows - The impact of ASC 606 on our condensed consolidated statement of cash flows for the three months ended March 31, 2018 is not presented, as the only impact to operating cash flows related to changes to net income and certain working capital amounts (no change to total operating cash flows) and there is no impact to investing or financing cash flows.

(5)                              INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 14 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our segments is determined before considering impairment and special charges, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.

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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators and inspection equipment, bus fare collection systems, signal monitoring, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three months ended March 31, 2018 and April 1, 2017 are presented below:

	Three months ended
	March 31, 2018	April 1, 2017
Revenues:
HVAC segment	$127.7	$110.1
Detection and Measurement segment	65.6	53.6
Engineered Solutions segment	158.6	176.9
Consolidated revenues	$351.9	$340.6

Income:
HVAC segment	$18.6	$16.5
Detection and Measurement segment	15.7	11.2
Engineered Solutions segment	2.7	6.6
Total income for segments	37.0	34.3

Corporate expense	(11.8)	(11.4)
Long-term incentive compensation expense	(3.9)	(3.2)
Pension and postretirement expense	—	(0.1)
Special charges, net	(2.0)	(0.5)
Consolidated operating income	$19.3	$19.1

(6)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 31, 2018 and April 1, 2017 are described in more detail below:

	Three months ended
	March 31, 2018	April 1, 2017
HVAC segment	$—	$0.1
Detection and Measurement segment	—	0.3
Engineered Solutions segment	1.6	—
Corporate	0.4	0.1
Total	$2.0	$0.5

HVAC Segment — Charges for the three months ended April 1, 2017 related to severance costs associated with a restructuring action within the segment’s Asia Pacific business.
Detection and Measurement Segment — Charges for the three months ended April 1, 2017 related to severance costs associated with a restructuring action at the segment’s signal monitoring business.
Engineered Solutions Segment — Charges for the three months ended March 31, 2018 related to severance costs associated with a restructuring action at the segment’s South African business.
Corporate — Charges for the three months ended March 31, 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions, while charges for the three months ended April 1, 2017 related to severance costs incurred in connection with the sale of Balcke Dürr.
The following is an analysis of our restructuring liabilities for the three months ended March 31, 2018 and April 1, 2017:

	Three months ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$0.6	$0.9
Special charges	2.0	0.5
Utilization — cash	(0.4)	(0.6)
Balance at end of period	$2.2	$0.8

(7)	INVENTORIES, NET
Inventories at March 31, 2018 and December 31, 2017 comprised the following:

	March 31, 2018	December 31, 2017
Finished goods	$35.0	$33.0
Work in process	17.4	56.0
Raw materials and purchased parts	68.4	66.4
Total FIFO cost	120.8	155.4
Excess of FIFO cost over LIFO inventory value	(11.5)	(12.4)
Total inventories, net	$109.3	$143.0

As indicated in Note 2, in connection with the adoption of ASC 606, effective January 1, 2018, inventories were reduced by $40.2.

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 53% and 56% of total inventory at March 31, 2018 and December 31, 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(8)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2018, were as follows:

	December 31, 2017	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation	March 31, 2018
HVAC segment
Gross goodwill	$263.7	$—	$—	$1.7	$265.4
Accumulated impairments	(144.7)	—	—	(0.3)	(145.0)
Goodwill	119.0	—	—	1.4	120.4

Detection and Measurement segment
Gross goodwill	216.6	1.7	—	1.7	220.0
Accumulated impairments	(136.0)	—	—	(1.4)	(137.4)
Goodwill	80.6	1.7	—	0.3	82.6

Engineered Solutions segment
Gross goodwill	358.3	—	—	2.0	360.3
Accumulated impairments	(212.0)	—	—	(2.0)	(214.0)
Goodwill	146.3	—	—	—	146.3

Total
Gross goodwill	838.6	1.7	—	5.4	845.7
Accumulated impairments	(492.7)	—	—	(3.7)	(496.4)
Goodwill	$345.9	$1.7	$—	$1.7	$349.3

Other Intangibles, Net
Identifiable intangible assets at March 31, 2018 and December 31, 2017 comprised the following:

	March 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$2.2	$(1.4)	$0.8	$1.4	$(1.4)	$—
Technology	10.4	(0.6)	9.8	2.1	(0.5)	1.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.7	(8.1)	3.6	11.7	(7.9)	3.8
	28.8	(14.6)	14.2	19.7	(14.3)	5.4
Trademarks with indefinite lives(2)	114.6	—	114.6	112.2	—	112.2
Total	$143.4	$(14.6)	$128.8	$131.9	$(14.3)	$117.6
___________________________

(1)
The identifiable intangible assets associated with the Schonstedt acquisition consist of customer relationships and technology of $0.8 and $8.3, respectively, with such amounts based on a preliminary assessment of the related fair values.

(2)
Changes during the three months ended March 31, 2018 related to the acquisition of the Schonstedt trademarks of $1.8, with such amount based on a preliminary assessment of the related fair value, and the impact of foreign currency translation.

In connection with the acquisition of Schonstedt, which had definite lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to $1.0 for full year 2018, and $1.1 for each of the five years thereafter.
At March 31, 2018, the net carrying value of intangible assets with determinable lives consisted of $3.6 in the HVAC reportable segment, $9.1 in the Detection and Measurement reportable segment and $1.5 in the Engineered Solutions reportable segment. At March 31, 2018, trademarks with indefinite lives consisted of $89.8 in the HVAC reportable segment, $12.4 in the Detection and Measurement reportable segment and $12.4 in the Engineered Solutions reportable segment.

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
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 16). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year.
(9)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$33.9	$35.8
Acquisition	0.2	—
Impact of initial adoption of ASC 606	0.4	—
Provisions	2.0	2.2
Usage	(3.4)	(4.7)
Currency translation adjustment	0.1	0.2
Balance at end of period	33.2	33.5
Less: Current portion of warranty	13.3	13.9
Non-current portion of warranty	$19.9	$19.6
(10)    EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 31, 2018	April 1, 2017
Service cost	$—	$0.1
Interest cost	3.1	3.3
Expected return on plan assets	(2.6)	(2.5)
Net periodic pension benefit expense	$0.5	$0.9

Foreign Pension Plans

	Three months ended
	March 31, 2018	April 1, 2017
Service cost	$—	$—
Interest cost	1.2	1.2
Expected return on plan assets	(1.9)	(1.5)
Net periodic pension benefit income	$(0.7)	$(0.3)

Postretirement Plans

	Three months ended
	March 31, 2018	April 1, 2017
Service cost	$—	$—
Interest cost	0.5	1.0
Amortization of unrecognized prior service credits	(1.0)	(0.2)
Net periodic postretirement benefit income	$(0.5)	$0.8

(11)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2018:

	December 31, 2017	Borrowings	Repayments	Other(4)	March 31, 2018
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	347.7	—	—	0.1	347.8
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	9.1	12.7	(13.1)	0.1	8.8
Total debt	356.8	$12.7	$(13.1)	$0.2	356.6
Less: short-term debt	7.0				6.8
Less: current maturities of long-term debt	0.5				4.9
Total long-term debt	$349.3				$344.9
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.2 and $2.3 at March 31, 2018 and December 31, 2017, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 31, 2018, we had $30.0 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.8, capital lease obligations of $2.0 and $2.1, and borrowings under a line of credit in China totaling $4.3 and $4.1, at March 31, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2017 Annual Report on Form 10-K.
At March 31, 2018, we had $32.7 and $181.9 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.25% at March 31, 2018.
At March 31, 2018, we were in compliance with all covenants of our senior credit agreement.

(12)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into an interest rate swap agreement to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our senior credit agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our senior credit agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, have an initial notional amount of $260.0 and effective dates beginning in March 2019 with maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of March 31, 2018, the aggregate notional amounts of the New Swaps was $260.0 and the unrealized gain, net of tax, recorded in AOCI was $0.4. In addition, as of March 31, 2018, we recorded a long-term asset of $0.6 to recognize the fair value of the New Swaps. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $10.5 and $9.0 outstanding as of March 31, 2018 and December 31, 2017, respectively, with all of the $10.5 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.8 and $1.1 at March 31, 2018 and December 31, 2017, respectively, with all of the $0.8 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of March 31, 2018 and December 31, 2017.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 31, 2018 and December 31, 2017, the outstanding notional amount of commodity contracts were 3.4 and 3.6 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 31, 2018 and December 31, 2017, the fair value of these contracts were $0.2 (current liability) and $1.1 (current asset), respectively. The unrealized gains (losses), net of taxes, recorded in AOCI were $(0.1) and $0.8 as of March 31, 2018 and December 31, 2017, respectively. We anticipate reclassifying the unrealized losses as of March 31, 2018 to earnings over the next 12 months.

(13)	EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 31, 2018	April 1, 2017
Weighted-average number of common shares used in basic income per share	42.772	42.108
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.581	1.346
Weighted-average number of common shares and dilutive securities used in diluted income per share	44.353	43.454

The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.286 and 0.864, respectively, for the three months ended March 31, 2018 and 0.395 and 0.983, respectively, for the three months ended April 1, 2017.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2018 is included in our 2017 Annual Report on Form 10-K.
Awards granted on February 22, 2018 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, time-based restricted stock units (“RSU’s”), and long-term cash awards, while other eligible employees were granted RSU’s and long-term cash awards. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant. Long-term cash awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achieving a target segment income amount over the three-year measurement period.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2018 meeting scheduled for May 15, 2018.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.9 and $3.2 for the three months ended March 31, 2018 and April 1, 2017, respectively. The related tax benefit was $1.0 and $1.2 for the three months ended March 31, 2018 and April 1, 2017, respectively.

PSU’s and RSU’s
We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.
The following table summarizes the PSU and RSU activity from December 31, 2017 through March 31, 2018:

	Unvested PSU’s and RSU’s,	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1.230	$17.41
Granted	0.184	33.71
Vested	(0.314)	18.96
Forfeited	(0.012)	18.59
Outstanding at March 31, 2018	1.088	19.65
As of March 31, 2018, there was $11.9 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.1 years.
Stock Options
On February 22, 2018, we granted 0.184 stock options, all of which were outstanding (but not exercisable) as of March 31, 2018. The exercise price per share of these options is $32.69 and the maximum contractual term of these options is 10 years.
The fair value per share of the stock options granted on February 22, 2018 was $11.66. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	31.14%
Annual expected dividend yield	—%
Risk-free interest rate	2.75%
Expected life of stock option (in years)	6.0
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
As of March 31, 2018, there was $3.6 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.1 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$230.2	$0.8	$19.1	$250.1
Other comprehensive income (loss) before reclassifications	1.0	(0.3)	—	0.7
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 2	—	(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 2	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	(0.1)	(0.7)	(0.8)
Current-period other comprehensive income (loss)	1.0	(0.5)	3.9	4.4
Balance at end of period	$231.2	$0.3	$23.0	$254.5
__________________________

(1)	Net of tax provision of $0.1 and $0.5 as of March 31, 2018 and December 31, 2017, respectively.

(2)	Net of tax provision of $7.6 and $12.5 as of March 31, 2018 and December 31, 2017. The balances as of March 31, 2018 and December 31, 2017 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$229.7	$1.5	$3.9	$235.1
Other comprehensive income (loss) before reclassifications	(1.5)	1.1	—	(0.4)
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	(0.2)	(0.6)
Current-period other comprehensive income (loss)	(1.5)	0.7	(0.2)	(1.0)
Balance at end of period	$228.2	$2.2	$3.7	$234.1
___________________________

(1)	Net of tax provision of $1.3 and $0.9 as of April 1, 2017 and December 31, 2016, respectively.

(2)	Net of tax provision of $2.7 as of April 1, 2017 and December 31, 2016. The balances as of April 1, 2017 and December 31, 2016 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended March 31, 2018 and April 1, 2017:

	Amount Reclassified from AOCI
	Three months ended
	March 31, 2018	April 1, 2017	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(0.2)	$(0.7)	Cost of products sold
Swaps	—	0.1	Interest expense
Pre-tax	(0.2)	(0.6)
Income taxes	0.1	0.2
	$(0.1)	$(0.4)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(0.2)	Other income (expense), net
Income taxes	0.3	—
	$(0.7)	$(0.2)

Common Stock in Treasury
During the three months ended March 31, 2018 and April 1, 2017, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.1 and $15.9, respectively.
Changes in Equity
A summary of the changes in equity for the three months ended March 31, 2018 and April 1, 2017 is provided below:

	Three months ended
	March 31, 2018	April 1, 2017
Equity, beginning of period	$314.7	$191.6
Net income	12.4	17.4
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.4 and $(0.4) for the three months ended March 31, 2018 and April 1, 2017, respectively	(0.5)	0.7
Pension and postretirement liability adjustment, net of tax benefit of $4.9 for the three months ended March 31, 2018	3.9	(0.2)
Foreign currency translation adjustments	1.0	(1.5)
Total comprehensive income, net	16.8	16.4
Impact of initial adoption of ASC 606 - See Note 2	4.0	—
Stranded income tax effects resulting from tax reform - See Note 2	(4.8)	—
Impact of adoption of ASU 2016-16 - See Note 2	(0.2)	—
Incentive plan activity	3.0	3.8
Long-term incentive compensation expense	3.0	2.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	(3.3)	(3.6)
Equity, end of period	$333.2	$211.0

(14)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $672.8 (including $629.5 for asbestos product liability matters) and $685.7 (including $641.2 for asbestos product liability matters) at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $640.7 and $651.6 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended March 31, 2018, our payments for asbestos-related matters, net of insurance recoveries of $8.8, were $3.7. During the three months ended April 1, 2017, our insurance recoveries for asbestos-related matters, net of payments of $11.1, were $9.0, which included cash proceeds received during the period of $8.5 related to a settlement reached with an insurance carrier. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $582.1 and $590.9 at March 31, 2018 and December 31, 2017, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three months ended March 31, 2018 and April 1, 2017, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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
Over the past two years, we have implemented various initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, significant progress has occurred with regard to the projects, as we have now completed the majority of our contractual scope and anticipate completing the remainder by the end of 2019.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $21.9 and $20.9 at March 31, 2018 and December 31, 2017, respectively) within “Accrued expenses” on our condensed consolidated balance sheet, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. The Court heard arguments on SPX Technologies’ application in November 2017. On January 22, 2018, the Court ruled in SPX Technologies favor and set aside the Arbitration Tribunal’s ruling. This ruling by the Court is subject to appeal by the BEE Partner. The BEE Partner has filed for leave to appeal the decision and SPX Technologies will continue to assert all legal defenses available to it.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of March 31, 2018, we had liabilities for site investigation and/or remediation at 28 sites (28 sites at December 31, 2017) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
Our environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to revise an estimate once the revision becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.

In the case of contamination at offsite, third-party disposal sites, as of March 31, 2018, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 15 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(15)	INCOME TAXES
Uncertain Tax Benefits
As of March 31, 2018, we had gross unrecognized tax benefits of $29.0 (net unrecognized tax benefits of $20.3). Of these net unrecognized tax benefits, $16.6 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 31, 2018, gross accrued interest totaled $4.2 (net accrued interest of $3.2). As of March 31, 2018, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended March 31, 2018, we recorded an income tax provision of $4.1 on $16.5 of pre-tax income from continuing operations, resulting in an effective rate of 24.8%. This compares to an income tax provision for the three months ended April 1, 2017 of $3.2 on $13.5 of pre-tax income from continuing operations, resulting in an effective rate of 23.7%. The most significant items impacting the income tax provision for the first quarter of 2018 were (i) $1.5 of tax charges related to the impact of the Act, described more fully below, and (ii) $0.8 of excess tax benefits resulting from stock-based compensation awards that vested in the quarter. The most significant items impacting the income tax provision for the first quarter of 2017 were (i) $1.0 of excess tax benefits resulting from stock-based compensation awards that vested in the quarter and (ii) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
On December 22, 2017, the Act was enacted which significantly changes U.S. income tax law for businesses. As a result of the reduction in the federal corporate income tax rate and other legislative changes in the Act, we revalued our net U.S. federal deferred tax assets, resulting in a provisional charge of $11.8 in the fourth quarter of 2017. During the first quarter of 2018, we have continued to evaluate the impact of the Act and have recorded an additional charge of $1.5 to revalue certain deferred tax assets.

Given the significance of the number of changes required by the Act and the historical complexity of our global tax structure, we have yet to complete our analysis of the impact of the Act on our condensed consolidated financial statements. As a result, the above net charges are based on current estimates (i.e., provisional amounts). In addition, other adjustments may be necessary to our income tax accounts to properly reflect the impact of certain provisions of the Act that have not been contemplated. For example, the impact on the repatriation of certain foreign earnings or the potential various state tax implications of the Act have not been considered in our provisional amounts. As more guidance is issued and we better understand the full impact of the Act on our tax positions, we will finalize our analysis, with any resulting adjustments reflected in our 2018 consolidated financial results.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 76.1 and Euro 44.5, respectively, at March 31, 2018) will remain in place through each instrument’s expiration date, with such expiration dates through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us a full indemnity in the event that any of these guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 4.0 and Euro 3.0, respectively, at March 31, 2018). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are the liability and asset recorded at the time of sale, along with the change in the liability and the asset during the three months ended March 31, 2018, and April 1, 2017.

	Three months ended
	March 31, 2018		April 1, 2017
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$8.7	$2.8	$9.9	$4.8
Reduction/Amortization for the period (2)	(0.7)	(0.4)	(0.5)	(0.6)
Impact of changes in foreign currency rates	0.3	0.1	0.3	0.2
Balance at end of period (3)	$8.3	$2.5	$9.7	$4.4
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

(3)	The balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”
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
As of March 31, 2018, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of March 31, 2018 and December 31, 2017 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 11 for further details.

(17)	SUBSEQUENT EVENT
On April 23, 2018, we announced that we had entered into a definitive agreement to purchase Cues, Inc. (“Cues”), a leading manufacturer of pipeline inspection and rehabilitation equipment, headquartered in Orlando, Florida. Under the agreement, a subsidiary of SPX will be merged with Cues’ parent company, ELXSI Corporation (“ELXSI”). Upon completion of the merger, shareholders of ELXSI will receive cash consideration of $51 per share of common stock outstanding as of the effective time of the merger, or a total of approximately $189.0. The transaction is expected to close by the end of the second quarter of 2018 and is subject to customary closing conditions, approval by ELXSI’s shareholders, and certain termination rights in light of a “Superior Proposal” (as defined in the agreement). On May 2, 2018 we received notice of early termination of the Hart Scott Rodino waiting period for this transaction. The terms of the agreement are described in greater detail in our Form 8-K filed on April 23, 2018. Following the completion of the transaction, Cues’ results will be reported within our Detection and Measurement reportable segment.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 31, 2018 increased by $11.3 (or 3.3%) when compared to the respective period in 2017. The increase in revenues was primarily driven by increases in organic revenue for our HVAC and Detection and Measurement reportable segments, the impact of the adoption of ASC 606 (see below), and, to a lesser extent, a weaker U.S. dollar during the three months ended March 31, 2018. These increases in revenue were offset partially by a decline in organic revenue for our Engineered Solutions reportable segment. See “Results of Reportable Segments” for additional details.
During the three months ended March 31, 2018, we generated operating income of $19.3, compared to $19.1 for the three months ended April 1, 2017. Operating income for the three months ended March 31, 2018 was impacted favorably, when compared to the three months ended April 1, 2017, by an increase in segment income resulting from the revenue growth mentioned above, with such increase generally offset by higher restructuring charges and long-term incentive compensation.
Cash flows from operating activities associated with continuing operations totaled $2.7 for the three months ended March 31, 2018, compared to cash flows from operating activities of $5.4 during the respective period in 2017. The reduction in cash flows from operating activities was due primarily to (i) a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017 and (ii) a decrease in operating cash flows for our businesses due primarily to the timing of payment milestones on certain projects within our Engineered Solutions reportable segment. These decreases in operating cash flows were offset partially by net income tax refunds during the three months ended March 31, 2018 of $18.9 (versus net income tax payments of $0.1 during the same period in 2017).
Other significant items impacting our financial results for the three months ended March 31, 2018 are as follows:

•
Effective January 1, 2018, we adopted a new standard on revenue recognition (“ASC 606”) using the modified retrospective transition approach - See Notes 2 and 4 to our condensed consolidated financial statements for additional details:

◦	The most significant effect of adopting ASC 606 is on our power transformer business.

◦	The adoption of ASC 606 resulted in a year-over-year increase in revenues of $21.4, as well as an increase in operating income of $2.0.

•	On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”) - See Note 1 to our condensed consolidated financial statements for additional details:

◦	The purchase price for Schonstedt was $16.3, net of cash acquired of $0.3.

◦	Schonstedt’s revenues for the twelve months prior to the date of acquisition were approximately $9.0.

◦	The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•
On March 8, 2018, we settled are then-existing interest rate swap agreement (“Old Swaps”) and entered into a new swap agreement (“New Swaps”) - See Note 12 to our condensed consolidated financial statements for additional details:

◦	Old Swaps

▪	We discontinued hedge accounting for the Old Swaps in the fourth quarter of 2017 in connection with an amendment of our senior credit agreement.

▪
During the three months ended March 31, 2018, we recorded a gain of $0.6 (to “Other Income, Net”) representing the change in fair value of the Old Swaps from January 1, 2018 through the date of settlement on March 8, 2018.

◦	New Swaps

▪	The New Swaps have a notional amount of $260.0 and effectively convert a portion of our borrowings under our senior credit agreement to a fixed interest rate of 2.535%, plus the applicable margin.

▪	We have designated and are accounting for the New Swaps as cash flow hedges.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2017 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods. We do not believe the one less day during the first quarter of 2018 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2017 period.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of accounting standard adoptions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 31, 2018 and April 1, 2017, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Revenues	$351.9	$340.6	3.3
Gross profit	90.1	88.1	2.3
% of revenues	25.6%	25.9%
Selling, general and administrative expense	68.6	68.3	0.4
% of revenues	19.5%	20.1%
Intangible amortization	0.2	0.2	—
Special charges, net	2.0	0.5	300.0
Other income (expense), net	1.0	(2.0)	(150.0)
Interest expense, net	(3.8)	(3.6)	5.6
Income from continuing operations before income taxes	16.5	13.5	22.2
Income tax provision	(4.1)	(3.2)	28.1
Income from continuing operations	12.4	10.3	20.4

Components of consolidated revenue increase:
Organic			(4.8)
Foreign currency			1.6
Acquisition			0.2
Adoption of ASC 606			6.3
Net revenue increase			3.3

Revenues — For the three months ended March 31, 2018, the increase in revenues, compared to the respective period in 2017, was due to the impact of (i) the adoption of ASC 606, (ii) a weaker U.S. dollar (primarily against the South African Rand and British Pound) during the first quarter of 2018, and (iii) the Schonstedt acquisition on March 1, 2018, partially offset by a decline in organic revenue. The decline in organic revenue was due to lower revenues within our Engineered Solutions reportable segment associated with (i) a decrease in sales related to process cooling products and our large power projects in South Africa and (ii) the timing of power transformer shipments. These declines in organic revenue were partially offset by increases in organic revenue associated with higher sales of (i) heating products within our HVAC reportable segment and (ii) communications technologies products within our Detection and Measurement reportable segment. See “Results of Reportable Segments” for additional details.
Gross Profit — The increase in gross profit for the three months ended March 31, 2018, compared to the respective period in 2017, was due primarily to the increase in revenues noted above.
Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 31, 2018, the increase in SG&A expense, compared to the respective period in 2017, was primarily a result of higher long-term incentive compensation and higher professional fees related to acquisition activities, partially offset by cost reductions associated with restructuring actions implemented over the past year.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 6 to our condensed consolidated financial statements for the details of actions taken in the first quarters of 2018 and 2017.
Other Income (Expense), net — Other income, net, for the three months ended March 31, 2018 was composed primarily of (i) pension and postretirement income of $0.7 and (ii) a gain on the Old Swaps of $0.6, partially offset by foreign currency transaction losses of $0.5.
Other expense, net, for the three months ended April 1, 2017 was composed primarily of (i) pension and postretirement expense of $1.3, (ii) losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.6, and (iii) foreign currency transaction losses of $0.4, partially offset by income derived from company-owned life insurance policies of $0.3.
Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three months ended March 31, 2018, compared to the same period in 2017, was primarily a result of higher borrowings and a higher weighted-average interest rate during the first quarter of 2018 on the outstanding borrowings of our senior credit facilities.
Income Tax Provision — For the three months ended March 31, 2018, we recorded an income tax provision of $4.1 on $16.5 of pre-tax income from continuing operations, resulting in an effective rate of 24.8%. This compares to an income tax provision for the three months ended April 1, 2017 of $3.2 on $13.5 of pre-tax income from continuing operations, resulting in an effective rate of 23.7%. The most significant items impacting the income tax provision for the first quarter of 2018 were (i) $1.5 of tax charges related to the impact of the Tax Cuts and Jobs Act and (ii) $0.8 of excess tax benefits resulting from stock-based compensation awards which vested in the quarter. The most significant items impacting the income tax provision for the first quarter of 2017 were (i)  $1.0 of excess tax benefits resulting from stock-based compensation awards which vested in the quarter and (ii) $5.0 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
RESULTS OF DISCONTINUED OPERATIONS
During the three months ended April 1, 2017, we reduced the net loss associated with the sale of Balcke Dürr by $7.2. The reduction was comprised of an additional income tax benefit recorded for the sale of $8.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale, net of tax, of $1.2. In addition to the reduction of the net loss related to the Balcke Dürr sale, we recognized a net loss of $0.1 during the three months ended April 1, 2017 resulting from revisions to liabilities retained from businesses discontinued prior to 2016.

For the three months ended April 1, 2017, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statement of operations:

Balcke Dürr
Loss from discontinued operations	$(2.1)
Income tax benefit	9.3
Income from discontinued operations, net	7.2

All other
Loss from discontinued operations	(0.5)
Income tax benefit	0.4
Loss from discontinued operations, net	(0.1)

Total
Loss from discontinued operations	(2.6)
Income tax benefit	9.7
Income from discontinued operations, net	$7.1
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 5 to the condensed consolidated financial statements for a description of each of our reportable segments.
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
HVAC Reportable Segment

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Revenues	$127.7	$110.1	16.0
Income	18.6	16.5	12.7
% of revenues	14.6%	15.0%
Components of revenue increase:
Organic			14.9
Foreign currency			1.1
Net revenue increase			16.0
Revenues — For the three months ended March 31, 2018, the increase in revenues, compared to the respective period in 2017, was due to an increase in organic revenue and, to a lesser extent, the impact of a weaker U.S. dollar during the first quarter of 2018. The increase in organic revenue was due primarily to an increase in sales of heating products.
Income — For the three months ended March 31, 2018, the increase in income, compared to the respective period in 2017, was due primarily to the revenue increase noted above. For the three months ended March 31, 2018, margin decreased, compared to the respective period in 2017, due primarily to a less profitable sales mix and higher commodity and freight costs.

Backlog — The segment had backlog of $49.7 and $33.0 as of March 31, 2018 and April 1, 2017, respectively.
Detection and Measurement Reportable Segment

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Revenues	$65.6	$53.6	22.4
Income	15.7	11.2	40.2
% of revenues	23.9%	20.9%
Components of revenue increase:
Organic			18.1
Foreign currency			2.8
Acquisition			1.5
Net revenue increase			22.4
Revenues — For the three months ended March 31, 2018, the increase in revenues, compared to the respective period in 2017, was due to an increase in organic revenue and, to a lesser extent, the impact of (i) a weaker U.S. dollar during the first quarter of 2018 (compared to the British pound) and (ii) the Schonstedt acquisition, which was completed on March 1, 2018. The increase in organic revenue during the first quarter of 2018, compared to the respective period in 2017, was primarily due to an increase in sales of communication technologies products.
Income — For the three months ended March 31, 2018, income and margin increased, compared to the respective period in 2017, primarily as a result of the revenue increase noted above.
Backlog — The segment had backlog of $46.5 and $76.5 as of March 31, 2018 and April 1, 2017, respectively.
Engineered Solutions Reportable Segment

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Revenues	$158.6	$176.9	(10.3)
Income	2.7	6.6	(59.1)
% of revenues	1.7%	3.7%
Components of revenue decline:
Organic			(23.9)
Foreign currency			1.5
Adoption of ASC 606			12.1
Net revenue decline			(10.3)
Revenues — For the three months ended March 31, 2018, the decrease in revenues, compared to the respective period in 2017, was due to a decline in organic revenue, partially offset by the impact of (i) the adoption of ASC 606, effective January 1, 2018, and (ii) a weaker U.S. dollar versus the South African Rand during the first quarter of 2018. The decline in organic revenue was due to a decrease in sales of process cooling products and lower sales related to the segment’s large power projects in South Africa, as these projects generally are in the latter stages of completion. Revenues for the segment’s process cooling business continue to be impacted by a shift in its sales model, as the business is now focused more on high-margin components and services and less on low-margin large projects. In addition, organic revenue for the three months ended March 31, 2018 was negatively impacted by the timing of power transformer shipments.
Income — For the three months ended March 31, 2018, income and margin decreased, compared to the respective period in 2017, primarily as a result of the revenue decline noted above and a less profitable sales mix within the segment’s transformer business during the three months ended March 31, 2018.
Backlog — The segment had backlog of $381.4 and $402.2 as of March 31, 2018 and April 1, 2017, respectively. The adoption of ASC 606 resulted in a reduction in the segment’s backlog of $40.0. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2018 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Total consolidated revenues	$351.9	$340.6	3.3
Corporate expense	11.8	11.4	3.5
% of revenues	3.4%	3.3%
Long-term incentive compensation expense	3.9	3.2	21.9
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three months ended March 31, 2018, compared to the respective period in 2017, was primarily related to professional fees incurred in connection with acquisition related activities.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense during the three months ended March 31, 2018, compared to the respective period in 2017, was due primarily to the timing and extent of compensation expense associated with awards granted to the members of our senior management team following the spin-off of SPX FLOW Inc. in the third quarter of 2015.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 31, 2018 and April 1, 2017.

	Three months ended
	March 31, 2018	April 1, 2017
Continuing operations:
Cash flows from operating activities	$2.7	$5.4
Cash flows used in investing activities	(19.3)	(2.2)
Cash flows used in financing activities	(3.6)	(5.1)
Cash flows used in discontinued operations	(0.4)	(3.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	—	(1.3)
Net change in cash and equivalents	$(20.6)	$(6.9)
Operating Activities — The decline in cash flows from operating activities during the three months ended March 31, 2018, as compared to the same period in 2017, was due primarily to (i) a settlement with an insurance carrier which resulted in the receipt of $8.5 in cash proceeds during the first quarter of 2017 and (ii) a decrease in operating cash flows for our businesses due primarily to the timing of payment milestones on certain projects within our Engineered Solutions reportable segment. These decreases in operating cash flows were offset partially by net income tax refunds during the three months ended March 31, 2018 of $18.9 (versus net income tax payments of $0.1 during the same period in 2017).
Investing Activities — Cash flows used in investing activities for the three months ended March 31, 2018 were comprised primarily of cash utilized in the acquisition of Schonstedt of $16.3 and capital expenditures of $3.2. Cash flows used in investing activities for the three months ended April 1, 2017 were comprised of capital expenditures of $2.2.
Financing Activities — Cash flows used in financing activities for the three months ended March 31, 2018 primarily related to minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $3.2. Cash flows used in financing activities for the three months ended April 1, 2017 primarily related to repayments under our senior credit facilities of $4.3.
Discontinued Operations — Cash flows used in discontinued operations for the three months ended March 31, 2018 and April 1, 2017 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarter of 2018 and 2017.

Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 31, 2018.

	December 31, 2017	Borrowings	Repayments	Other(4)	March 31, 2018
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	347.7	—	—	0.1	347.8
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	9.1	12.7	(13.1)	0.1	8.8
Total debt	356.8	$12.7	$(13.1)	$0.2	356.6
Less: short-term debt	7.0				6.8
Less: current maturities of long-term debt	0.5				4.9
Total long-term debt	$349.3				$344.9
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.2 and $2.3 at March 31, 2018 and December 31, 2017, respectively.

(2)	Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 31, 2018, we had $30.0 of available borrowing capacity under this facility.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.8, capital lease obligations of $2.0 and $2.1, and borrowings under a line of credit in China totaling $4.3 and $4.1, at March 31, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At March 31, 2018, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At March 31, 2018, we had $317.3 of available borrowing capacity under our revolving credit facilities after giving effect to $32.7 reserved for outstanding letters of credit. In addition, at March 31, 2018, we had $18.1 of available issuance capacity under our foreign trade facilities after giving effect to $181.9 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap, foreign currency forwards, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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

Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $22.9 as of March 31, 2018. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.0 to $15.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 14 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2017 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2017 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2017 Annual Report on Form 10-K, except for changes to our revenue recognition policy that resulted from our adoption of ASC 606 (see Notes 2 and 4 to our condensed consolidated financial statements for additional details).

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2017 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our changes in our internal control environment that resulted from our adoption of ASC 606 (see Notes 2 and 4 for additional details).

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 14, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017; (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 3, 2018	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 3, 2018	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017; (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.