Form 10-Q
period 2018-06-30
SPX CORP
filed 2018-08-03
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Common shares outstanding July 27, 2018, 43,051,057

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$379.2	$349.7	$731.1	$690.3
Costs and expenses:
Cost of products sold	281.5	273.6	543.3	526.1
Selling, general and administrative	72.6	70.3	141.2	138.6
Intangible amortization	0.8	0.1	1.0	0.3
Special charges, net	1.6	0.5	3.6	1.0
Operating income	22.7	5.2	42.0	24.3

Other income (expense), net	2.2	(3.2)	3.2	(5.2)
Interest expense	(5.1)	(4.6)	(9.4)	(8.6)
Interest income	0.3	0.3	0.8	0.7
Income (loss) from continuing operations before income taxes	20.1	(2.3)	36.6	11.2
Income tax provision	(0.4)	(6.0)	(4.5)	(9.2)
Income (loss) from continuing operations	19.7	(8.3)	32.1	2.0

Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	3.3	(0.7)	3.3	6.4
Income (loss) from discontinued operations, net of tax	3.3	(0.7)	3.3	6.4

Net income (loss)	$23.0	$(9.0)	$35.4	$8.4

Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$0.46	$(0.19)	$0.75	$0.05
Income (loss) from discontinued operations	0.08	(0.02)	0.08	0.15
Net income (loss) per share	$0.54	$(0.21)	$0.83	$0.20

Weighted-average number of common shares outstanding — basic	42.988	42.388	42.881	42.249

Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$0.44	$(0.19)	$0.72	$0.04
Income (loss) from discontinued operations	0.07	(0.02)	0.07	0.15
Net income (loss) per share	$0.51	$(0.21)	$0.79	$0.19

Weighted-average number of common shares outstanding — diluted	44.723	42.388	44.545	43.622

Comprehensive income (loss)	$20.0	$(8.9)	$36.8	$7.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$66.7	$124.3
Accounts receivable, net	247.1	267.5
Contract assets	92.4	—
Inventories, net	141.9	143.0
Other current assets (includes income taxes receivable of $49.0 and $62.4 at June 30, 2018 and December 31, 2017, respectively)	74.3	97.7
Total current assets	622.4	632.5
Property, plant and equipment:
Land	19.3	15.8
Buildings and leasehold improvements	124.9	120.5
Machinery and equipment	332.7	330.4
	476.9	466.7
Accumulated depreciation	(288.7)	(280.1)
Property, plant and equipment, net	188.2	186.6
Goodwill	393.3	345.9
Intangibles, net	201.9	117.6
Other assets	688.5	706.9
Deferred income taxes	29.5	50.9
TOTAL ASSETS	$2,123.8	$2,040.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150.7	$159.7
Contract liabilities	78.3	—
Accrued expenses	179.8	292.6
Income taxes payable	1.8	1.2
Short-term debt	124.1	7.0
Current maturities of long-term debt	9.2	0.5
Total current liabilities	543.9	461.0
Long-term debt	340.6	349.3
Deferred and other income taxes	31.6	29.6
Other long-term liabilities	849.1	885.8
Total long-term liabilities	1,221.3	1,264.7
Commitments and contingent liabilities (Note 14)
Equity:
Common stock (51,359,014 and 43,033,785 issued and outstanding at June 30, 2018, respectively, and 51,186,064 and 42,650,599 issued and outstanding at December 31, 2017, respectively)	0.5	0.5
Paid-in capital	1,305.8	1,309.8
Retained deficit	(707.9)	(742.3)
Accumulated other comprehensive income	251.5	250.1
Common stock in treasury (8,325,229 and 8,535,465 shares at June 30, 2018 and December 31, 2017, respectively)	(491.3)	(503.4)
Total equity	358.6	314.7
TOTAL LIABILITIES AND EQUITY	$2,123.8	$2,040.4

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 30, 2018	July 1, 2017
Cash flows from (used in) operating activities:
Net income	$35.4	$8.4
Less: Income from discontinued operations, net of tax	3.3	6.4
Income from continuing operations	32.1	2.0
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	3.6	1.0
Deferred and other income taxes	6.1	(3.8)
Depreciation and amortization	13.4	12.6
Pension and other employee benefits	3.8	7.5
Long-term incentive compensation	8.1	6.8
Other, net	0.7	1.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	11.1	5.8
Inventories	(4.8)	(20.3)
Accounts payable, accrued expenses and other	(67.4)	(22.3)
Cash spending on restructuring actions	(0.9)	(1.0)
Net cash from (used in) continuing operations	5.8	(10.0)
Net cash used in discontinued operations	(1.1)	(5.7)
Net cash from (used in) operating activities	4.7	(15.7)
Cash flows used in investing activities:
Proceeds from company-owned life insurance policies, net	0.2	0.3
Business acquisitions, net of cash acquired	(182.6)	—
Proceeds from sales of assets	10.1	—
Capital expenditures	(5.4)	(4.8)
Net cash used in continuing operations	(177.7)	(4.5)
Net cash from discontinued operations	2.4	—
Net cash used in investing activities	(175.3)	(4.5)
Cash flows from financing activities:
Borrowings under senior credit facilities	129.0	16.0
Repayments under senior credit facilities	(33.0)	(24.7)
Borrowings under trade receivables financing arrangement	32.0	40.0
Repayments under trade receivables financing arrangement	(10.0)	(19.0)
Net repayments under other financing arrangements	(1.1)	(2.7)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.0)	(1.8)
Net cash from continuing operations	113.9	7.8
Net cash used in discontinued operations	—	—
Net cash from financing activities	113.9	7.8
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.9)	(3.7)
Net change in cash and equivalents	(57.6)	(16.1)
Consolidated cash and equivalents, beginning of period	124.3	99.6
Consolidated cash and equivalents, end of period	$66.7	$83.5

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
Planned Wind-Down of SPX Heat Transfer Business
During the second quarter of 2018, as a continuation of our strategic shift away from power generation end markets, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business within our Engineered Solutions reportable segment. In connection with the planned wind-down, we recorded charges of $2.0 in our second quarter 2018 operating results, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment, and $0.5 related to severance costs (both included in “Special charges, net”). In addition, and as part of the wind-down, we sold certain intangible assets of the Heat Transfer business for cash proceeds of $5.5, which resulted in a gain of less than $0.1 within our second quarter 2018 operating results. We anticipate completing the wind-down by the end of the first quarter of 2019.
Acquisition of Cues
On June 7, 2018, we completed the acquisition of Cues, Inc. (“Cues”), a manufacturer of pipeline inspection and rehabilitation equipment, which significantly increases our presence in the pipeline inspection market. The acquisition was completed through the purchase of all of the issued and outstanding shares of Cues’ parent company for a purchase price of $166.2, net of cash acquired of $20.6. Cues had revenues of approximately $84.0 for the twelve months prior to the acquisition. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment. See Note 3 for additional details on the Cues acquisition.
Acquisition of Schonstedt
On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”), a manufacturer and distributor of magnetic locator products used for locating underground utilities and other buried objects, for a purchase price of $16.4, net of cash acquired of $0.3. Schonstedt had revenues of approximately $9.0 for the twelve months prior to the acquisition. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.
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
On April 30, 2018, we reached a settlement with the Buyer on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the Buyer in the amount of Euro 3.0 (with Euro 2.0 received in May 2018 and Euro 1.0 in July 2018). The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018. See Note 3 for information on discontinued operations.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods. We do not believe the one less day during the first quarter of 2018 had a material impact on our consolidated operating results for the first half of 2018, when compared to the consolidated operating results for the first half of 2017.
(2)                                NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
ASC Topic 606
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition (Accounting Standards Codification “ASC” 606) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASC 606 contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. ASC 606 also requires a number of quantitative and qualitative disclosures intended to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue, and the related cash flows. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition approach for all contracts not completed as of the date of adoption. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2018) through retained earnings, with no restatement of comparative periods.

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

Other Accounting Pronouncements
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by long-term leases. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual reporting periods beginning on or after December 15, 2018 for public business entities, and interim periods within those annual reporting periods. Early adoption is permitted, and adoption must be applied on a modified retrospective basis. We have developed an implementation plan and are currently gathering data to further assess the impact of this amendment on our consolidated financial statements. It is anticipated that the adoption will result in additional assets and liabilities on our consolidated balance sheet due to the recognition of lease rights and obligations. However, we do not expect the adoption to have a material impact to our consolidated statement of operations and comprehensive income (loss) or consolidated statement of cash flows.
In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and is to be applied retrospectively. We adopted this guidance during the first quarter of 2018, with such adoption having no material impact to our condensed consolidated financial statements.
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
In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost will be presented with other employee compensation costs within operating income. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operating income. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with the financial statement presentation requirements of the amendment applied retrospectively. We adopted this guidance during the first quarter of 2018, resulting in non-service pension and postretirement costs being presented outside of operating income within the accompanying condensed consolidated statements of operations. In connection with the adoption of this guidance, we reclassified $1.1 and $2.4 of net periodic pension and postretirement benefit cost from “Selling, general and administrative” expenses to “Other income (expense), net” within the accompanying condensed consolidated statements of operations for the three and six months ended July 1, 2017, respectively. See Note 10 for details of our pension and postretirement expense.
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

(3)	ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisition of Cues
As indicated in Note 1, on June 7, 2018, we completed the acquisition of Cues for $166.2, net of cash acquired of $20.6. We financed the acquisition with available cash and borrowings under our senior credit and trade receivables financing arrangements. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. The final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Cues as of June 7, 2018:

Assets acquired:
Current assets, including cash and equivalents of $20.6	$72.8
Property, plant and equipment	7.4
Goodwill	46.6
Intangible assets	79.5
Other assets	2.7
Total assets acquired	209.0

Current liabilities assumed	8.4
Non-current liabilities assumed	13.8

Net assets acquired	$186.8
The identifiable intangible assets acquired consist of a trademark, customer backlog, customer relationships, and technology of $27.6, $0.8, $42.6, and $8.5, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the customer backlog, customer relationships, and technology assets over 0.3, 12.0, and 11.0 years, respectively.
We acquired gross receivables of $13.6, which had a fair value at the acquisition date of $13.2 based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected synergies from combining our existing inspection equipment operations with those of Cues, expected market growth for Cues existing operations, and various other factors. We expect none of this goodwill or the intangible assets described above to be deductible for tax purposes.

Between the acquisition date and June 30, 2018, we recognized revenues and a net loss for Cues of $6.9 and $0.8, respectively, with the net loss driven by charges of $1.6 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold during the period June 7, 2018 through June 30, 2018. During the six months ended June 30, 2018, we incurred acquisition related costs for Cues of $1.7, which have been recorded to “Selling, general and administrative” within our condensed consolidated statement of operations.
The following unaudited pro forma information presents our results of operations for the three and six months ended June 30, 2018 and July 1, 2017, respectively, as if the acquisition of Cues had taken place on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Cues. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, the removal of charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold, the removal of professional fees incurred in connection with the transaction, and the related income tax effects.

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$395.9	$370.9	$765.2	$732.3
Income (loss) from continuing operations	23.6	(7.4)	36.3	4.3
Net income (loss)	26.9	(8.1)	39.6	10.7

Income (loss) from continuing operations per share of common stock:
Basic	$0.55	$(0.17)	$0.85	$0.10
Diluted	$0.53	$(0.17)	$0.81	$0.10

Net income (loss) per share of common stock:
Basic	$0.63	$(0.19)	$0.92	$0.25
Diluted	$0.60	$(0.19)	$0.89	$0.25

Acquisition of Schonstedt
As indicated in Note 1, on March 1, 2018, we completed the acquisition of Schonstedt for $16.4, net of cash acquired of $0.3. The pro forma effects of the Schonstedt acquisition were not material to our consolidated results of operations.
Discontinued Operations
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
As indicated in Note 1, during the second quarter of 2018, we reached a settlement with the Buyer on the working capital and cash at the closing date, as well as on various other matters. The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018.

In addition to the adjustments to the net loss related to the Balcke Dürr sale, we recognized a net loss of $0.5 during the three and six months ended June 30, 2018 and net losses of $0.3 and $0.4 during the three and six months ended July 1, 2017, respectively, resulting primarily from revisions to liabilities retained from businesses discontinued prior to 2016.

For the three and six months ended June 30, 2018, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balcke Dürr
Income (loss) from discontinued operations	$6.3	$(0.5)	$6.3	$(2.6)
Income tax (provision) benefit	(2.5)	0.1	(2.5)	9.4
Income (loss) from discontinued operations, net	3.8	(0.4)	3.8	6.8

All other
Loss from discontinued operations	(0.7)	(0.4)	(0.7)	(0.9)
Income tax benefit	0.2	0.1	0.2	0.5
Loss from discontinued operations, net	(0.5)	(0.3)	(0.5)	(0.4)

Total
Income (loss) from discontinued operations	5.6	(0.9)	5.6	(3.5)
Income tax (provision) benefit	(2.3)	0.2	(2.3)	9.9
Income (loss) from discontinued operations, net	$3.3	$(0.7)	$3.3	$6.4
(4)    REVENUES FROM CONTRACTS
As indicated in Note 2, effective January 1, 2018, we adopted ASC 606 under the modified retrospective transition approach. As a result, for periods prior to 2018, revenue continues to be presented based on prior guidance. Summarized below is our policy for recognizing revenue, as well as the various other disclosures required by ASC 606.

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations that are (i) part of a contract that has an original expected duration of less than one year (this encompasses substantially all contracts with customers in the HVAC and Detection and Measurement reportable segments) and/or (ii) satisfied in a manner consistent with our right to consideration from the customer (i.e., revenue is recognized as value is transferred). Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our large process cooling systems and large South African projects, as well as certain of our bus fare collection systems. As of June 30, 2018, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $71.4. We expect to recognize revenue on approximately 63% and 94% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

As noted above, the nature of our contracts gives rise to several types of variable consideration, including unapproved change orders and claims. We include in our contract estimates additional revenue for unapproved change orders or claims against the customer when we believe we have an enforceable right to the unapproved change order or claim, the amount can be reliably estimated, and the above criteria have been met. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs, and the objective evidence available to support the claim. These estimates are also based on historical award experience. At June 30, 2018, the aggregate revenues related to our large power projects in South Africa included approximately $38.2 related to claims and unapproved change orders. See Note 14 for additional details on our large power projects in South Africa.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package cooling towers, residential and commercial boilers, and comfort heating and ventilation products. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, with satisfaction of these performance obligations occurring at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of a contract is one to three months and payment terms are generally 15-60 days after shipment to the customer.
Our detection and measurement product lines include underground pipe and cable locators, rehabilitation and inspection equipment, bus fare collection systems, signal monitoring, and obstruction lighting. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services. Performance obligations for equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our bus fare collection systems and signal monitoring products lines), with the typical duration being one to three months.
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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
Reportable Segments	HVAC	Detection and Measurement	Engineered Solutions	Total

Major product lines
Cooling	$76.9	$—	$—	$76.9
Boilers, comfort heating, and ventilation	62.8	—	—	62.8
Underground locators and rehabilitation and inspection equipment	—	35.1	—	35.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	39.5	—	39.5
Power transformers	—	—	94.2	94.2
Process cooling equipment and services, and heat exchangers	—	—	56.0	56.0
South African projects	—	—	14.7	14.7
	$139.7	$74.6	$164.9	$379.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$139.7	$72.1	$17.1	$228.9
Revenues recognized over time	—	2.5	147.8	150.3
	$139.7	$74.6	$164.9	$379.2

	Six Months Ended June 30, 2018
Reportable Segments	HVAC	Detection and Measurement	Engineered Solutions	Total

Major product lines
Cooling	$136.5	$—	$—	$136.5
Boilers, comfort heating, and ventilation	130.9	—	—	130.9
Underground locators and rehabilitation and inspection equipment	—	60.9	—	60.9
Signal monitoring, obstruction lighting, and bus fare collection systems	—	79.3	—	79.3
Power transformers	—	—	185.5	185.5
Process cooling equipment and services, and heat exchangers	—	—	109.0	109.0
South African projects	—	—	29.0	29.0
	$267.4	$140.2	$323.5	$731.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$267.4	$136.1	$31.0	$434.5
Revenues recognized over time	—	4.1	292.5	296.6
	$267.4	$140.2	$323.5	$731.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheet. Our contract balances consisted of the following as of June 30, 2018 and January 1, 2018:

Contract Balances	June 30, 2018	January 1, 2018 (1)	Change
Contract Accounts Receivable (2)	$239.9	$222.9	$17.0
Contract Assets	92.4	70.7	21.7
Contract Liabilities - current	(78.3)	(86.9)	8.6
Contract Liabilities - non-current (3)	(2.0)	—	(2.0)
Net contract balance	$252.0	$206.7	$45.3
_____________________
(1) See Note 2 for the impact of the change at January 1, 2018 as a result of the adoption of ASC 606.
(2) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheet.
(3) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheet.
The $45.3 increase in our net contract balance from January 1, 2018 to June 30, 2018 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During 2018, we recognized revenues of $15.8 and $49.9 during the three and six months ended June 30, 2018, respectively, related to our contract liabilities at January 1, 2018.
Impact of ASC 606 Adoption
Summarized below and on the following page is a comparison of our condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and condensed consolidated balance sheet as of June 30, 2018 as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance. As previously discussed, the most significant impact of adopting ASC 606 relates to our power transformer business where, under ASC 606, revenues for power transformers are now being recorded over time versus at a point in time under the prior revenue recognition guidance. The initial transition to ASC 606 resulted in a reduction of inventory and deferred revenue (previously presented within “Accrued expenses”) and an increase to contract assets, as indicated in Note 2. Contract assets and contract liabilities are now separately presented within our condensed consolidated balance sheet (previously included in “Accounts receivable, net” and “Accrued expenses”, respectively). Additionally, and as noted below, the difference in revenue and earnings under prior revenue recognition guidance during the three and six months ended June 30, 2018 is due primarily to the timing of power transformer deliveries.

	Three months ended June 30, 2018
Condensed consolidated statement of operations and comprehensive income	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Revenues	$379.2	$1.8	$381.0
Cost of products sold	281.5	2.3	283.8
Selling, general and administrative	72.6	—	72.6
Operating income	22.7	(0.5)	22.2
Income from continuing operations before income taxes	20.1	(0.5)	19.6
Income tax provision	(0.4)	0.1	(0.3)
Income from continuing operations	19.7	(0.4)	19.3
Net income	$23.0	$(0.4)	$22.6

Comprehensive income	$20.0	$(0.2)	$19.8

Basic income per share of common stock:
Income from continuing operations	$0.46	$(0.01)	$0.45
Net income per share	$0.54	$(0.01)	$0.53

Diluted income per share of common stock:
Income from continuing operations	$0.44	$(0.01)	$0.43
Net income per share	$0.51	$(0.01)	$0.50

	Six months ended June 30, 2018
Condensed consolidated statement of operations and comprehensive income	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Revenues	$731.1	$(19.6)	$711.5
Cost of products sold	543.3	(16.5)	526.8
Selling, general and administrative	141.2	(0.6)	140.6
Operating income	42.0	(2.5)	39.5
Income from continuing operations before income taxes	36.6	(2.5)	34.1
Income tax provision	(4.5)	0.6	(3.9)
Income from continuing operations	32.1	(1.9)	30.2
Net income	$35.4	$(1.9)	$33.5

Comprehensive income	$36.8	$(1.2)	$35.6

Basic income per share of common stock:
Income from continuing operations	$0.75	$(0.05)	$0.70
Net income per share	$0.83	$(0.05)	$0.78

Diluted income per share of common stock:
Income from continuing operations	$0.72	$(0.04)	$0.68
Net income per share	$0.79	$(0.04)	$0.75

	As of June 30, 2018
Condensed consolidated balance sheet	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Accounts receivable, net	$247.1	$40.2	$287.3
Contract assets	92.4	(92.4)	—
Inventories, net	141.9	56.5	198.4
Other current assets	74.3	4.1	78.4
Total current assets	622.4	8.4	630.8
Deferred income taxes	29.5	1.5	31.0
TOTAL ASSETS	$2,123.8	$9.9	$2,133.7
Contract liabilities	$78.3	$(78.3)	$—
Accrued expenses	179.8	91.9	271.7
Total current liabilities	543.9	13.6	557.5
Other long-term liabilities	849.1	1.5	850.6
Total long-term liabilities	$1,221.3	$1.5	$1,222.8

Retained deficit	$(707.9)	$(5.9)	$(713.8)
Accumulated other comprehensive income	251.5	0.7	252.2
Total equity	358.6	(5.2)	353.4
TOTAL LIABILITIES AND EQUITY	$2,123.8	$9.9	$2,133.7
Condensed consolidated statement of cash flows - The impact of ASC 606 on our condensed consolidated statement of cash flows for the six months ended June 30, 2018 is not presented, as the only impact to operating cash flows related to changes to net income and certain working capital amounts (no change to total operating cash flows) and there is no impact to investing or financing cash flows.

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

HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as boilers and comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia Pacific.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators, rehabilitation and inspection equipment, bus fare collection systems, signal monitoring, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three and six months ended June 30, 2018 and July 1, 2017 are presented below:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
HVAC segment	$139.7	$120.3	$267.4	$230.4
Detection and Measurement segment	74.6	64.5	140.2	118.1
Engineered Solutions segment (1)	164.9	164.9	323.5	341.8
Consolidated revenues	$379.2	$349.7	$731.1	$690.3

Income (loss):
HVAC segment	$18.5	$15.4	$37.1	$31.9
Detection and Measurement segment	16.5	17.3	32.2	28.5
Engineered Solutions segment (1)	6.0	(12.0)	8.7	(5.4)
Total income for segments	41.0	20.7	78.0	55.0

Corporate expense	(12.5)	(11.3)	(24.3)	(22.7)
Long-term incentive compensation expense	(4.2)	(3.6)	(8.1)	(6.8)
Pension and postretirement expense	—	(0.1)	—	(0.2)
Special charges, net	(1.6)	(0.5)	(3.6)	(1.0)
Consolidated operating income	$22.7	$5.2	$42.0	$24.3
_________________________
(1) As further discussed in Note 14, during the second quarter of 2017, we made revisions to our expected revenues and profits on our large power projects in South Africa. As a result of these revisions, we reduced revenue and segment income by $13.5 and $22.9, respectively, for the three and six months ended July 1, 2017.

(6)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended June 30, 2018 and July 1, 2017 are described in more detail below:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
HVAC segment	$—	$0.3	$—	$0.4
Detection and Measurement segment	—	—	—	0.3
Engineered Solutions segment	1.6	0.2	3.2	0.2
Corporate	—	—	0.4	0.1
Total	$1.6	$0.5	$3.6	$1.0

HVAC Segment — Charges for the three and six months ended July 1, 2017 related primarily to severance costs associated with a restructuring action at the segment’s Cooling Americas business.
Detection and Measurement Segment — Charges for the six months ended July 1, 2017 related to severance costs associated with a restructuring action at the segment’s communications technologies business during the first quarter of 2017.
Engineered Solutions Segment — Charges for the three and six months ended June 30, 2018 related to severance costs associated with a restructuring action at the segment’s South African business and severance costs and asset impairment expenses related to the planned wind-down of our Heat Transfer business. Charges for the three and six months ended July 1, 2017 related primarily to severance costs associated with a restructuring action at the segment’s process cooling business.
Corporate — Charges for the six months ended June 30, 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions, while charges for the six months ended July 1, 2017 related to severance costs incurred in connection with the sale of Balcke Dürr.
Expected charges still to be incurred under actions approved as of June 30, 2018 are approximately $1.3 and relate primarily to the planned wind-down of our Heat Transfer business.
The following is an analysis of our restructuring liabilities for the six months ended June 30, 2018 and July 1, 2017:

	Six months ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$0.6	$0.9
Special charges (1)	3.0	1.0
Utilization — cash	(0.9)	(1.0)
Balance at end of period	$2.7	$0.9
____________________

(1)	For the six months ended June 30, 2018, excludes $0.6 of non-cash charges that impacted “Special charges” but not the restructuring liabilities.

(7)	INVENTORIES, NET
Inventories at June 30, 2018 and December 31, 2017 comprised the following:

	June 30, 2018	December 31, 2017
Finished goods	$47.3	$33.0
Work in process	23.0	56.0
Raw materials and purchased parts	83.5	66.4
Total FIFO cost	153.8	155.4
Excess of FIFO cost over LIFO inventory value	(11.9)	(12.4)
Total inventories, net	$141.9	$143.0

As indicated in Note 2, in connection with the adoption of ASC 606, effective January 1, 2018, inventories were reduced by $40.2. In connection with the Cues transaction, we acquired $33.1 of inventories.

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 44% and 56% of total inventory at June 30, 2018 and December 31, 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(8)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2018, were as follows:

	December 31, 2017	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	June 30, 2018
HVAC segment
Gross goodwill	$263.7	$—	$—	$(1.1)	$262.6
Accumulated impairments	(144.7)	—	—	0.1	(144.6)
Goodwill	119.0	—	—	(1.0)	118.0

Detection and Measurement segment
Gross goodwill	216.6	48.4	—	(0.6)	264.4
Accumulated impairments	(136.0)	—	—	0.6	(135.4)
Goodwill	80.6	48.4	—	—	129.0

Engineered Solutions segment
Gross goodwill	358.3	—	—	(1.3)	357.0
Accumulated impairments	(212.0)	—	—	1.3	(210.7)
Goodwill	146.3	—	—	—	146.3

Total
Gross goodwill	838.6	48.4	—	(3.0)	884.0
Accumulated impairments	(492.7)	—	—	2.0	(490.7)
Goodwill	$345.9	$48.4	$—	$(1.0)	$393.3
___________________________

(1)	Reflects amounts acquired in connection with the Schonstedt and Cues acquisitions of $1.8 and $46.6, respectively.
Other Intangibles, Net
Identifiable intangible assets at June 30, 2018 and December 31, 2017 comprised the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$44.8	$(1.7)	$43.1	$1.4	$(1.4)	$—
Technology	17.1	(0.5)	16.6	2.1	(0.5)	1.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.3	(7.1)	4.2	11.7	(7.9)	3.8
	77.7	(13.8)	63.9	19.7	(14.3)	5.4
Trademarks with indefinite lives(2)	138.0	—	138.0	112.2	—	112.2
Total	$215.7	$(13.8)	$201.9	$131.9	$(14.3)	$117.6
___________________________

(1)
The identifiable intangible assets associated with the Schonstedt acquisition consist of customer relationships and technology of $0.8 and $8.3, respectively. The identifiable intangible assets associated with the Cues acquisition consist of customer backlog, customer relationships, and technology of $0.8, $42.6, and $8.5, respectively. Additionally, the technology associated with Heat Transfer of $1.5 was sold during the second quarter of 2018 in connection with the planned wind-down of the business.

(2)
Changes during the six months ended June 30, 2018 related primarily to the acquisition of the Schonstedt and Cues trademarks of $1.8 and $27.6, respectively, and the sale of the trademarks associated with Heat Transfer of $3.3 in connection with the planned wind-down of the business.

In connection with the acquisition of Schonstedt and Cues, which has determinable lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to $4.2 for full year 2018, and $5.3 for each of the five years thereafter.
At June 30, 2018, the net carrying value of intangible assets with determinable lives consisted of $3.6 in the HVAC reportable segment and $60.3 in the Detection and Measurement reportable segment. At June 30, 2018, trademarks with indefinite lives consisted of $89.4 in the HVAC reportable segment, $39.5 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
(9)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$33.9	$35.8
Acquisitions	1.3	—
Impact of initial adoption of ASC 606	0.4	—
Provisions	4.3	5.2
Usage	(6.7)	(8.1)
Currency translation adjustment	—	0.2
Balance at end of period	33.2	33.1
Less: Current portion of warranty	13.6	12.7
Non-current portion of warranty	$19.6	$20.4
(10)    EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$—	$0.1	$—	$0.2
Interest cost	3.0	3.3	6.1	6.6
Expected return on plan assets	(2.6)	(2.5)	(5.2)	(5.0)
Net periodic pension benefit expense	$0.4	$0.9	$0.9	$1.8

Foreign Pension Plans

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$—	$—	$—	$—
Interest cost	1.2	1.2	2.4	2.4
Expected return on plan assets	(1.9)	(1.6)	(3.8)	(3.1)
Net periodic pension benefit income	$(0.7)	$(0.4)	$(1.4)	$(0.7)

Postretirement Plans

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$—	$—	$—	$—
Interest cost	0.6	0.9	1.1	1.9
Amortization of unrecognized prior service credits	(1.0)	(0.2)	(2.0)	(0.4)
Net periodic postretirement benefit (income) expense	$(0.4)	$0.7	$(0.9)	$1.5

(11)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2018:

	December 31, 2017	Borrowings	Repayments	Other(4)	June 30, 2018
Revolving loans	$—	$129.0	$(33.0)	$—	$96.0
Term loan(1)	347.7	—	—	0.2	347.9
Trade receivables financing arrangement(2)	—	32.0	(10.0)	—	22.0
Other indebtedness(3)	9.1	13.3	(14.4)	—	8.0
Total debt	356.8	$174.3	$(57.4)	$0.2	473.9
Less: short-term debt	7.0				124.1
Less: current maturities of long-term debt	0.5				9.2
Total long-term debt	$349.3				$340.6
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.1 and $2.3 at June 30, 2018 and December 31, 2017, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 30, 2018, we had $21.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $22.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $3.1 and $2.8, capital lease obligations of $1.9 and $2.1, and borrowings under a line of credit in China totaling $3.0 and $4.1 at June 30, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2017 Annual Report on Form 10-K.
At June 30, 2018, we had $32.4 and $147.9 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.55% at June 30, 2018.
At June 30, 2018, we were in compliance with all covenants of our senior credit agreement.

(12)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
During the second quarter of 2016, we entered into an interest rate swap agreement to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our senior credit agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our senior credit agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, have an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of June 30, 2018, the aggregate notional amounts of the New Swaps was $260.0 and the unrealized gain, net of tax, recorded in AOCI was $0.3. In addition, as of June 30, 2018, we recorded a long-term asset of $0.4 to recognize the fair value of the New Swaps. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $12.9 and $9.0 outstanding as of June 30, 2018 and December 31, 2017, respectively, with all of the $12.9 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.6 and $1.1 at June 30, 2018 and December 31, 2017, respectively, with all of the $0.6 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of June 30, 2018 and December 31, 2017.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At both June 30, 2018 and December 31, 2017, the outstanding notional amount of commodity contracts was 3.6 pounds of copper. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 30, 2018 and December 31, 2017, the fair value of these contracts were $0.6 (current liability) and $1.1 (current asset), respectively. The unrealized gains (losses), net of taxes, recorded in AOCI were $(0.5) and $0.8 as of June 30, 2018 and December 31, 2017, respectively. We anticipate reclassifying the unrealized losses as of June 30, 2018 to earnings over the next 12 months.

(13)	EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted-average number of common shares used in basic income per share	42.988	42.388	42.881	42.249
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.735	—	1.664	1.373
Weighted-average number of common shares and dilutive securities used in diluted income per share	44.723	42.388	44.545	43.622

The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.327 and 0.909, respectively, for the three months ended June 30, 2018 and 0.305 and 0.889, respectively, for the six months ended June 30, 2018.

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
Effective May 15, 2018, we granted 0.023 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2019.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $4.2 and $3.6 for the three months ended June 30, 2018 and July 1, 2017, respectively and $8.1 and $6.8 for the six months ended June 30, 2018 and July 1, 2017, respectively. The related tax benefit was $1.1 and $1.4 for the three months ended June 30, 2018 and July 1, 2017, respectively and $2.1 and $2.6 for the six months ended June 30, 2018 and July 1, 2017.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$231.2	$0.3	$23.0	$254.5
Other comprehensive loss before reclassifications	(1.8)	(0.5)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.7)	(0.7)
Current-period other comprehensive loss	(1.8)	(0.5)	(0.7)	(3.0)
Balance at end of period	$229.4	$(0.2)	$22.3	$251.5
__________________________

(1)	Net of tax (provision) benefit of $0.1 and $(0.1) as of June 30, 2018 and March 31, 2018, respectively.

(2)	Net of tax provision of $7.3 and $7.6 as of June 30, 2018 and March 31, 2018. The balances as of June 30, 2018 and March 31, 2018 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$230.2	$0.8	$19.1	$250.1
Other comprehensive loss before reclassifications	(0.8)	(0.8)	—	(1.6)
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 2	—	(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 2	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	(0.1)	(1.4)	(1.5)
Current-period other comprehensive income (loss)	(0.8)	(1.0)	3.2	1.4
Balance at end of period	$229.4	$(0.2)	$22.3	$251.5
__________________________

(1)	Net of tax (provision) benefit of $0.1 and $(0.5) as of June 30, 2018 and December 31, 2017, respectively.

(2)	Net of tax provision of $7.3 and $12.5 as of June 30, 2018 and December 31, 2017. The balances as of June 30, 2018 and December 31, 2017 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.2	$2.2	$3.7	$234.1
Other comprehensive income (loss) before reclassifications	1.1	(0.6)	—	0.5
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(0.1)	(0.4)
Current-period other comprehensive income (loss)	1.1	(0.9)	(0.1)	0.1
Balance at end of period	$229.3	$1.3	$3.6	$234.2
___________________________

(1)	Net of tax provision of $0.8 and $1.3 as of July 1, 2017 and April 1, 2017, respectively.

(2)	Net of tax provision of $2.6 and $2.7 as of July 1, 2017 and April 1, 2017. The balances as of July 1, 2017 and April 1, 2017 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 1, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$229.7	$1.5	$3.9	$235.1
Other comprehensive income (loss) before reclassifications	(0.4)	0.5	—	0.1
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	(0.3)	(1.0)
Current-period other comprehensive income (loss)	(0.4)	(0.2)	(0.3)	(0.9)
Balance at end of period	$229.3	$1.3	$3.6	$234.2
___________________________

(1)	Net of tax provision of $0.8 and $0.9 as of July 1, 2017 and December 31, 2016, respectively.

(2)	Net of tax provision of $2.6 and $2.7 as of July 1, 2017 and December 31, 2016. The balances as of July 1, 2017 and December 31, 2016 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended June 30, 2018 and July 1, 2017:

	Amount Reclassified from AOCI
	Three months ended
	June 30, 2018	July 1, 2017	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$—	$(0.7)	Cost of products sold
Swaps	—	0.2	Interest expense
Pre-tax	—	(0.5)
Income taxes	—	0.2
	$—	$(0.3)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(0.2)	Other income (expense), net
Income taxes	0.3	0.1
	$(0.7)	$(0.1)
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the six months ended June 30, 2018 and July 1, 2017:

	Amount Reclassified from AOCI
	Six months ended
	June 30, 2018	July 1, 2017	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(0.2)	$(1.4)	Cost of products sold
Swaps	—	0.3	Interest expense
Pre-tax	(0.2)	(1.1)
Income taxes	0.1	0.4
	$(0.1)	$(0.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.0)	$(0.4)	Other income (expense), net
Income taxes	0.6	0.1
	$(1.4)	$(0.3)

Common Stock in Treasury
During the six months ended June 30, 2018 and July 1, 2017, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $12.1 and $16.0, respectively.
Changes in Equity
A summary of the changes in equity for the three months ended June 30, 2018 and July 1, 2017 is provided below:

	Three months ended
	June 30, 2018	July 1, 2017
Equity, beginning of period	$333.2	$211.0
Net income (loss)	23.0	(9.0)
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.2 and $0.5 for the three months ended June 30, 2018 and July 1, 2017, respectively	(0.5)	(0.9)
Pension and postretirement liability adjustment, net of tax benefit of $0.3 and $0.1 for the three months ended June 30, 2018 and July 1, 2017, respectively	(0.7)	(0.1)
Foreign currency translation adjustments	(1.8)	1.1
Total comprehensive income (loss), net	20.0	(8.9)
Incentive plan activity	2.3	3.6
Long-term incentive compensation expense	3.1	3.0
Equity, end of period	$358.6	$208.7
A summary of the changes in equity for the six months ended June 30, 2018 and July 1, 2017 is provided below:

	Six months ended
	June 30, 2018	July 1, 2017
Equity, beginning of period	$314.7	$191.6
Net income	35.4	8.4
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.6 and $0.1 for the six months ended June 30, 2018 and July 1, 2017, respectively	(1.0)	(0.2)
Pension and postretirement liability adjustment, net of tax benefit of $5.2 and $0.1 for the six months ended June 30, 2018 and July 1, 2017, respectively	3.2	(0.3)
Foreign currency translation adjustments	(0.8)	(0.4)
Total comprehensive income, net	36.8	7.5
Impact of initial adoption of ASC 606 - See Note 2	4.0	—
Stranded income tax effects resulting from tax reform - See Note 2	(4.8)	—
Impact of adoption of ASU 2016-16 - See Note 2	(0.2)	—
Incentive plan activity	5.3	7.4
Long-term incentive compensation expense	6.1	5.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	(3.3)	(3.6)
Equity, end of period	$358.6	$208.7

(14)	CONTINGENT LIABILITIES AND OTHER MATTERS
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

Our recorded liabilities related to these matters totaled $658.7 (including $615.3 for asbestos product liability matters) and $685.7 (including $641.2 for asbestos product liability matters) at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $627.7 and $651.6 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the six months ended June 30, 2018, our payments for asbestos-related matters, net of insurance recoveries of $19.4, were $7.8. During the six months ended July 1, 2017, our insurance recoveries for asbestos-related matters, net of payments of $24.8, were $7.8, which included cash proceeds received during the first quarter of 2017 of $8.5 related to a settlement reached with an insurance carrier. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $571.5 and $590.9 at June 30, 2018 and December 31, 2017, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
There were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters during the three and six months ended June 30, 2018. During the three and six months ended July 1, 2017, we recorded a charge of $3.0 to “Other income (expense), net” related to the settlement of a group of asbestos related claims.
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
During the second quarter of 2017, we revised our estimates of revenues, costs, and profits associated with the projects due to higher than expected costs associated with (i) our efforts to accelerate completion of certain scopes of work, (ii) financial and other challenges facing certain of our subcontractors, and (iii) delays and other on-site productivity challenges. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $22.9 during the three and six months ended July 1, 2017, which is comprised of a reduction in revenue of $13.5 and an increase in cost of products sold of $9.4.
Over the past two years, we have implemented various initiatives that have reduced the risk associated with our large power projects in South Africa, including more recent steps to accelerate the timeline for completing certain portions of the projects. In addition, significant progress has occurred with regard to the projects, as we have now completed the majority of our contractual scope and are targeting to complete the remainder by the end of 2019.
Although we believe that our current estimates of revenues, costs and profits relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our condensed consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
Our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $18.6 and $20.9 at June 30, 2018 and December 31, 2017, respectively) within “Accrued expenses” on our condensed consolidated balance sheet, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
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
Patent Infringement Lawsuit
Our subsidiary, SPX Cooling Technologies, Inc. (“SPXCT”), was a defendant in a legal action brought by Baltimore Aircoil Company (“BAC”) alleging that a SPXCT product infringes United States Patent No. 7,107,782, entitled “Evaporative Heat Exchanger and Method.” BAC filed suit on July 16, 2013 in the United States District Court for the District of Maryland (the “District Court”) seeking monetary damages and injunctive relief.
On November 4, 2016, the jury for the trial in the District Court found in favor of SPXCT and BAC appealed. On May 4, 2018, the Federal Circuit Court of Appeals ruled in favor of SPXCT and upheld the jury verdict, which we believe resolves the matter.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of June 30, 2018, we had liabilities for site investigation and/or remediation at 28 sites (28 sites at December 31, 2017) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of June 30, 2018, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 15 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
Uncertain Tax Benefits
As of June 30, 2018, we had gross unrecognized tax benefits of $29.0 (net unrecognized tax benefits of $20.2). Of these net unrecognized tax benefits, $16.5 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 30, 2018, gross accrued interest totaled $4.5 (net accrued interest of $3.4). As of June 30, 2018, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0. The previously unrecognized tax benefits relate to a variety of tax matters including deemed income inclusions, transfer pricing and various state matters.
Other Tax Matters
For the three months ended June 30, 2018, we recorded an income tax provision of $0.4 on $20.1 of pre-tax income from continuing operations, resulting in an effective rate of 2.0%. This compares to an income tax provision for the three months ended July 1, 2017 of $6.0 on $2.3 of a pre-tax loss from continuing operations, resulting in an effective rate of (260.9)%. The most significant items impacting the income tax provision for the second quarter of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $1.1 associated with further revisions to provisional amounts that were recorded as a result of the Act, with the Act described more fully below. The most significant item impacting the income tax provision for the second quarter of 2017 was $24.6 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.

For the six months ended June 30, 2018, we recorded an income tax provision of $4.5 on $36.6 of pre-tax income from continuing operations, resulting in an effective rate of 12.3% This compares to an income tax provision for the six months ended July 1, 2017 of $9.2 on $11.2 of pre-tax income from continuing operations, resulting in an effective rate of 82.1%. The most significant items impacting the income tax provision for the first six months of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $0.9 of excess tax benefits resulting from stock-based compensation awards that vested during the year. The most significant items impacting the income tax provision for the first six months of 2017 were (i) $29.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards which vested in the period.
On December 22, 2017, the Act was enacted which significantly changes U.S. income tax law for businesses. As a result of the reduction in the federal corporate income tax rate and other legislative changes in the Act, we revalued our net U.S. federal deferred tax assets, resulting in a provisional charge of $11.8 in the fourth quarter of 2017. During the first two quarters of 2018, we have continued to evaluate the impact of the Act and have recorded a net additional charge of $0.4 to revalue certain deferred tax assets.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 43.0 and Euro 33.2, respectively, at June 30, 2018) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 3.5 and Euro 5.0, respectively, at June 30, 2018). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are the liability and asset recorded at the time of sale, along with the change in the liability and the asset during the six months ended June 30, 2018, and July 1, 2017.

	Six months ended
	June 30, 2018		July 1, 2017
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$8.7	$2.8	$9.9	$4.8
Reduction/Amortization for the period (2)	(2.7)	(0.9)	(1.1)	(1.3)
Impact of changes in foreign currency rates	—	(0.1)	0.9	0.5
Balance at end of period (3)	$6.0	$1.8	$9.7	$4.0
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
As of June 30, 2018, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Indebtedness and Other — The estimated fair value of our debt instruments as of June 30, 2018 and December 31, 2017 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 11 for further details.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended June 30, 2018 increased by $29.5 (or 8.4%) and $40.8 (or 5.9%), respectively, when compared to the same periods in 2017. The increase in revenues was primarily due to (i) a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on our large power projects in South Africa (see Note 14 to our condensed consolidated financial statements for additional details), (ii) the impact of the adoption of ASC 606 (see below for additional details), and (iii) the impact of the Schonstedt and Cues acquisitions during the first and second quarters of 2018, respectively. Organic revenue increased during the three months ended June 30, 2018 and declined during the six months ended June 30, 2018. Organic revenue during the three and six months ended June 30, 2018 was impacted by (i) higher sales of heating and cooling products within our HVAC reportable segment and communication technologies products within our Detection and Measurement reportable segment and (ii) lower revenues within our Engineered Solutions reportable segment associated primarily with lower sales of process cooling products.
During the three and six months ended June 30, 2018, we generated operating income of $22.7 and $42.0, respectively, compared to $5.2 and $24.3 for the same periods in 2017. Operating income for the three and six months ended July 1, 2017 included a charge of $22.9 resulting from a revision to the expected revenues and profits on our large power projects in South Africa. Operating income for the three and six months ended June 30, 2018 was favorably impacted, when compared to the same periods in 2017, by additional income within our HVAC and Detection and Measurement reportable segments associated with organic revenue growth. Operating income for the three and six months ended June 30, 2018 was negatively impacted by (i) a decline in income from power transformers related primarily to increases in commodity costs and a less profitable sales mix, (ii) charges associated with the excess fair value (over historical cost) of inventory acquired in the Schonstedt and Cues transactions which has been subsequently sold (charges of $1.6 and $1.9 during the three and six months ended June 30, 2018, respectively), and (iii) charges of $2.0 recorded during the second quarter of 2018 related to the wind-down of the SPX Heat Transfer business (see below for additional details).
Cash flows from operating activities totaled $5.8 during the six months ended June 30, 2018, compared to cash flows used in operating activities of $10.0 during the six months ended July 1, 2017. The increase in cash flows from operating activities was due primarily to net income tax refunds during the first six months of 2018 of $17.2 (versus net income tax payments of $16.4 during the same period in 2017), partially offset by the impact of a settlement reached with an insurance carrier which resulted in the receipt of $8.5 of cash proceeds during the first quarter of 2017.
Other significant items impacting our financial results for the three and six months ended June 30, 2018 are as follows:

•
Effective January 1, 2018, we adopted a new standard on revenue recognition (“ASC 606”) using the modified retrospective transition approach - See Notes 2 and 4 to our condensed consolidated financial statements for additional details:

◦	The most significant effect of adopting ASC 606 is on our power transformer business.

◦
The adoption of ASC 606 resulted in a decrease in revenues of $1.8 and an increase in revenues of $19.6 during the three and six months ended June 30, 2018, respectively, and an increase in operating income of $0.5 and $2.5 during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017.

•	On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”) - See Note 1 to our condensed consolidated financial statements for additional details:

◦	The purchase price for Schonstedt was $16.4, net of cash acquired of $0.3.

◦	Schonstedt’s revenues for the twelve months prior to the date of acquisition were approximately $9.0.

◦	The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•
On March 8, 2018, we settled our then-existing interest rate swap agreement (“Old Swaps”) and entered into a new swap agreement (“New Swaps”) - See Note 12 to our condensed consolidated financial statements for additional details:

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

▪
The New Swaps have an initial notional amount of $260.0 and effectively convert a portion of our borrowings under our senior credit agreement to a fixed interest rate of 2.535%, plus the applicable margin.

▪	We have designated and are accounting for the New Swaps as cash flow hedges.

•
On April 30, 2018, we reached an agreement with a subsidiary of mutares AG, the acquirer of Balcke Dürr in 2016 (the “Buyer”), on (i) the amount of cash and working capital of Balcke Dürr at the closing date of the sale and (ii) various other matters. The settlement:

◦	Requires a net payment from the Buyer in the amount of Euro 3.0, with Euro 2.0 received in May 2018 and Euro 1.0 in July 2018; and

◦	Resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018.

•	On June 7, 2018, we completed the acquisition of Cues, Inc. (“Cues”) - See Notes 1 and 3 to our condensed consolidated financial statements for additional details:

◦	The purchase price for Cues was $166.2, net of cash acquired of $20.6.

◦	Cues’ revenues for the twelve months prior to the acquisition were approximately $84.0.

◦	The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment.

•
During the second quarter of 2018, as a continuation of our strategic shift away from power generation end markets, we initiated a plan to wind-down the SPX Heat Transfer, LLC (“Heat Transfer”) business within our Engineered Solutions reportable segment.

◦
In connection with the planned wind-down, we recorded charges of $2.0 in our second quarter 2018 operating results, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment, and $0.5 related to severance costs (both included in “Special charges, net”).

◦	In addition, we sold certain intangible assets of the Heat Transfer business for cash proceeds of $5.5, which resulted in a gain of less than $0.1 within our second quarter 2018 operating results.

◦	We anticipate completing the wind-down by the end of the first quarter of 2019.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2017 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods. We do not believe the one less day during the first quarter of 2018 had a material impact on our consolidated operating results for the first half of 2018, when compared to the consolidated operating results for the first half of 2017.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, the impact of accounting standard adoptions, and the impact of the revenue reduction that resulted from the second quarter 2017 revision to the expected revenues and profits on our large power projects in South Africa, which resulted in a reduction of revenues of $13.5 for the three and six months ended July 1, 2017. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended June 30, 2018 and July 1, 2017, respectively, including the reconciliation of organic revenue growth (decline) to the net revenue increase:

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$379.2	$349.7	8.4	$731.1	$690.3	5.9
Gross profit	97.7	76.1	28.4	187.8	164.2	14.4
% of revenues	25.8%	21.8%		25.7%	23.8%
Selling, general and administrative expense	72.6	70.3	3.3	141.2	138.6	1.9
% of revenues	19.1%	20.1%		19.3%	20.1%
Intangible amortization	0.8	0.1	700.0	1.0	0.3	233.3
Special charges, net	1.6	0.5	220.0	3.6	1.0	260.0
Other income (expense), net	2.2	(3.2)	*	3.2	(5.2)	*
Interest expense, net	(4.8)	(4.3)	11.6	(8.6)	(7.9)	8.9
Income (loss) from continuing operations before income taxes	20.1	(2.3)	*	36.6	11.2	226.8
Income tax provision	(0.4)	(6.0)	(93.3)	(4.5)	(9.2)	(51.1)
Income (loss) from continuing operations	19.7	(8.3)	*	32.1	2.0	1,505.0

Components of consolidated revenue increase:
Organic			1.7			(1.5)
Foreign currency			0.6			1.1
South Africa revenue revision			3.9			2.0
Acquisitions			2.7			1.5
Adoption of ASC 606			(0.5)			2.8
Net revenue increase			8.4			5.9
_________________________________

*	Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 30, 2018, the increase in revenues, compared to the respective periods in 2017, was due to the impact of (i) the revenue reduction of $13.5 in the second quarter of 2017 associated with our large power projects in South Africa, (ii) the Schonstedt acquisition on March 1, 2018 and the Cues acquisition on June 7, 2018, (iii) the adoption of ASC 606, and (iv) a weaker U.S. dollar (primarily against the South African Rand and British Pound) during the three and six months ended June 30, 2018. Organic revenue increased during the three months ended June 30, 2018 and declined during the six months ended June 30, 2018. Organic revenue during the three and six months ended June 30, 2018 was impacted by (i) higher sales of heating and cooling products within our HVAC reportable segment and communication technologies products within our Detection and Measurement reportable segment and (ii) lower revenues within our Engineered Solutions reportable segment associated primarily with lower sales of process cooling products. See “Results of Reportable Segments” for additional details.
Gross Profit — The increase in gross profit and gross profit as a percentage of revenues for the three and six months ended June 30, 2018, compared to the respective periods in 2017, was due primarily to the increase in revenues noted above and the impact of the reduction of gross profit of $22.9 in the second quarter of 2017 resulting from a revision to the expected revenues and profits of our large power projects in South Africa.
Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended June 30, 2018, the increase in SG&A expense, compared to the respective periods in 2017, was primarily a result of higher long-term incentive compensation, the incremental SG&A associated with Schonstedt and Cues since their respective dates of acquisition, and higher professional fees related to acquisition activities, partially offset by cost reductions associated with restructuring actions implemented over the past year.
Intangible Amortization - For the three and six months ended June 30, 2018, the increase in intangible amortization, compared to the respective periods in 2017, was due to the impact of the intangible assets acquired in connection with the Schonstedt and Cues transactions during the first and second quarters of 2018, respectively.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce and the planned wind-down of our Heat Transfer business. See Note 6 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2018 and 2017.
Other Income (Expense), net — Other income, net, for the three months ended June 30, 2018 was composed primarily of (i) pension and postretirement income of $0.7 and (ii) income of $1.5 related to the reduction of the liability and the amortization of the asset associated with the parent company guarantees and bank surety bonds that remain outstanding in connection with the Balcke Dürr sale (See Note 16 for additional details).
Other expense, net, for the three months ended July 1, 2017 was composed primarily of (i) a charge of $3.0 associated with the settlement of a group of asbestos-related claims, (ii) pension and postretirement expense of $1.1, and (iii) foreign currency transaction losses of $0.8, partially offset by income derived from company-owned life insurance policies of $0.7, income associated with transition services provided in connection with business dispositions of $0.4, gains on currency forward embedded derivatives (“FX embedded derivatives”) of $0.2, and equity earnings in joint ventures of $0.2.

Other income, net, for the six months ended June 30, 2018 was composed primarily of (i) pension and postretirement income of $1.4, (ii) a gain on the Old Swaps of $0.6, and (iii) income of $1.8 related to the reduction of the liability and the amortization of the asset associated with the parent company guarantees and bank surety bonds that remain outstanding in connection with the Balcke Dürr sale, partially offset by foreign currency transaction losses of $0.6.

Other expense, net, for the six months ended July 1, 2017 was composed primarily of (i) a charge of $3.0 associated with the settlement of a group of asbestos-related claims, (ii) pension and postretirement expense of $2.4, (iii) foreign currency transaction losses of $1.2, and (iv) losses on FX embedded derivatives of $0.4, partially offset by income derived from company-owned life insurance policies of $1.0, income associated with transition services provided in connection with business dispositions of $0.6, and equity earnings in joint ventures of $0.3.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily a result of the borrowings required to finance the acquisition of Cues and a higher weighted-average interest rate during the first six months of 2018 on the outstanding borrowings of our senior credit facilities.
Income Tax Provision — For the three months ended June 30, 2018, we recorded an income tax provision of $0.4 on $20.1 of pre-tax income from continuing operations, resulting in an effective rate of 2.0%. This compares to an income tax provision for the three months ended July 1, 2017 of $6.0 on $2.3 of a pre-tax loss from continuing operations, resulting in an effective rate of (260.9)%. The most significant items impacting the income tax provision for the second quarter of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $1.1 associated with f urther revisions to provisional amounts that were recorded as a result of the Tax Cut and Jobs Act (“the “Act”). The most significant item impacting the income tax provision for the second quarter of 2017 was $24.6 of foreign losses generated during the period for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely.
For the six months ended June 30, 2018, we recorded an income tax provision of $4.5 on $36.6 of pre-tax income from continuing operations, resulting in an effective rate of 12.3% This compares to an income tax provision for the six months ended July 1, 2017 of $9.2 on $11.2 of pre-tax income from continuing operations, resulting in an effective rate of 82.1%. The most significant items impacting the income tax provision for the first six months of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $0.9 of excess tax benefits resulting from stock-based compensation awards that vested during the year. The most significant items impacting the income tax provision for the first six months of 2017 were (i) $29.6 of foreign losses generated during the period for which no benefit was recognized, as future realization of any such tax benefit is considered unlikely, and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards which vested in the period.

RESULTS OF DISCONTINUED OPERATIONS
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
As indicated in Note 1, during the second quarter of 2018, we reached a settlement with the Buyer of Balcke Dürr on the working capital and cash at the closing date, as well as on various other matters. The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018.
In addition to the adjustments to the net loss related to the Balcke Dürr sale, we recognized net losses of $0.5 during the three and six months ended June 30, 2018 and net losses of $0.3 and $0.4 during the three and six months ended July 1, 2017, respectively, resulting primarily from revisions to liabilities retained from businesses discontinued prior to 2016.
For the three and six months ended June 30, 2018 and July 1, 2017, the table below presents a reconciliation of discontinued operations activity to the related amounts in the condensed consolidated statements of operations:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Balcke Dürr
Income (loss) from discontinued operations	$6.3	$(0.5)	$6.3	$(2.6)
Income tax (provision) benefit	(2.5)	0.1	(2.5)	9.4
Income (loss) from discontinued operations, net	3.8	(0.4)	3.8	6.8

All other
Loss from discontinued operations	(0.7)	(0.4)	(0.7)	(0.9)
Income tax benefit	0.2	0.1	0.2	0.5
Loss from discontinued operations, net	(0.5)	(0.3)	(0.5)	(0.4)

Total
Income (loss) from discontinued operations	5.6	(0.9)	5.6	(3.5)
Income tax (provision) benefit	(2.3)	0.2	(2.3)	9.9
Income (loss) from discontinued operations, net	$3.3	$(0.7)	$3.3	$6.4

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
HVAC Reportable Segment

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$139.7	$120.3	16.1	$267.4	$230.4	16.1
Income	18.5	15.4	20.1	37.1	31.9	16.3
% of revenues	13.2%	12.8%		13.9%	13.8%
Components of revenue increase:
Organic			15.6			15.3
Foreign currency			0.5			0.8
Net revenue increase			16.1			16.1
Revenues — For the three and six months ended June 30, 2018, the increase in revenues, compared to the respective periods in 2017, was due to an increase in organic revenue and, to a lesser extent, the impact of a weaker U.S. dollar during the 2018 periods. For the three months ended June 30, 2018, the increase in organic revenue was due primarily to an increase in sales of cooling products, while for the six months ended June 30, 2018, the increase in organic revenue was due to an increase in sales of both heating and cooling products.
Income — For the three and six months ended June 30, 2018, income increased, compared to the respective periods in 2017, due primarily to the revenue increase noted above.
Backlog — The segment had backlog of $48.7 and $39.8 as of June 30, 2018 and July 1, 2017, respectively.
Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$74.6	$64.5	15.7	$140.2	$118.1	18.7
Income	16.5	17.3	(4.6)	32.2	28.5	13.0
% of revenues	22.1%	26.8%		23.0%	24.1%
Components of revenue increase:
Organic			—			8.2
Foreign currency			0.8			1.7
Acquisitions			14.9			8.8
Net revenue increase			15.7			18.7
Revenues — For the three months ended June 30, 2018, the increase in revenues, compared to the respective period in 2017, was due to the Schonstedt acquisition, which was completed on March 1, 2018, and the Cues acquisition, which was completed on June 7, 2018. For the six months ended June 30, 2018, the increase in revenues was due primarily to the acquisitions noted above and an increase in organic revenue primarily related to sales of communication technologies products. A weaker U.S. dollar also contributed to an increase in revenue during the 2018 periods.
Income — For the three months ended June 30, 2018, income and margin decreased, compared to the respective period in 2017, primarily as a result of a charge of $1.6 associated with the excess fair value (over historical cost) of inventory acquired in the Cues transaction which was sold during the period of June 7, 2018 to June 30, 2018.
For the six months ended June 30, 2018, income and margin increased, compared to the respective period in 2017, primarily as a result of the revenue increase noted above, partially offset by the $1.6 charge noted above associated with the Cues acquisition.
Backlog — The segment had backlog of $58.5 and $81.4 as of June 30, 2018 and July 1, 2017, respectively.

Engineered Solutions Reportable Segment

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$164.9	$164.9	—	$323.5	$341.8	(5.4)
Income (loss)	6.0	(12.0)	150.0	8.7	(5.4)	261.1
% of revenues	3.6%	(7.3)%		2.7%	(1.6)%
Components of revenue decline:
Organic			(7.6)			(16.2)
Foreign currency			0.5			1.1
South Africa revenue revision			8.2			4.0
Adoption of ASC 606			(1.1)			5.7
Net revenue decline			—			(5.4)
Revenues — Revenue for the three months ended June 30, 2018 was consistent with the amount for the respective period in 2017, while revenue for the six months ended June 30, 2018 decreased in relation to the amount for the respective period in 2017. Revenues for the three and six months ended June 30, 2018 were impacted, when compared to the respective periods in 2017, by (i) a reduction in revenue of $13.5 during the second quarter of 2017 resulting from a revision to the expected revenues and profits on our large power projects in South Africa, (ii) the adoption of ASC 606, and (iii) a decline in organic revenue. The decline in organic revenue during the three and six months ended June 30, 2018 primarily resulted from a decrease in sales of process cooling products. Revenue for the segment’s process cooling business continues to be impacted by a shift in its sales model, as the business is now focused more on high-margin components and services and less on low-margin large projects. In addition, organic revenue for the six months ended June 30, 2018 was negatively impacted by the timing of power transformer shipments.
Income (loss) — For the three and six months ended June 30, 2018, income and margin increased, compared to the respective periods in 2017, primarily as a result of the revision to the expected revenues and profits on our large projects in South Africa during the second quarter of 2017, which resulted in a charge of $22.9. Income and margin for the three and six months ended June 30, 2018 were negatively impacted by a decline in profitability from power transformers associated primarily with increases in commodity costs and a less profitable sales mix.
Backlog — The segment had backlog of $369.7 and $393.7 as of June 30, 2018 and July 1, 2017, respectively. The adoption of ASC 606 resulted in a reduction in the segment’s backlog of $40.0 as of January 1, 2018. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2018 and beyond.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Total consolidated revenues	$379.2	$349.7	8.4	$731.1	$690.3	5.9
Corporate expense	12.5	11.3	10.6	24.3	22.7	7.0
% of revenues	3.3%	3.2%		3.3%	3.3%
Long-term incentive compensation expense	4.2	3.6	16.7	8.1	6.8	19.1
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three and six months ended June 30, 2018, compared to the respective periods in 2017, was primarily related to professional fees incurred in connection with acquisition-related activities.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense during the three and six months ended June 30, 2018, compared to the respective periods in 2017, was due primarily to the timing and extent of compensation expense associated with awards granted to the members of our senior management team following the spin-off of SPX FLOW Inc. in the third quarter of 2015.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 30, 2018 and July 1, 2017.

	Six months ended
	June 30, 2018	July 1, 2017
Continuing operations:
Cash flows from (used in) operating activities	$5.8	$(10.0)
Cash flows used in investing activities	(177.7)	(4.5)
Cash flows from financing activities	113.9	7.8
Cash flows from (used in) discontinued operations	1.3	(5.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.9)	(3.7)
Net change in cash and equivalents	$(57.6)	$(16.1)
Operating Activities — The increase cash flows from operating activities during the six months ended June 30, 2018, as compared to the same period in 2017, was due primarily to net income tax refunds during the first six months of 2018 of $17.2 (versus net income tax payments of $16.4 during the same period in 2017), partially offset by the impact of a settlement reached with an insurance carrier which resulted in the receipt of $8.5 of cash proceeds during the first quarter of 2017.
Investing Activities — Cash flows used in investing activities for the six months ended June 30, 2018 were comprised primarily of cash utilized in the acquisitions of Schonstedt and Cues of $182.6 and capital expenditures of $5.4, partially offset by cash proceeds of $5.5 received in connection with the sale of certain intangible assets of our Heat Transfer business and cash proceeds of $4.6 received in connection with the subsequent sale of marketable securities acquired in connection with the Cues transaction. Cash flows used in investing activities for the six months ended July 1, 2017 were comprised of capital expenditures of $4.8, partially offset by net proceeds from company-owned life insurance policies of $0.3.
Financing Activities — Cash flows from financing activities for the six months ended June 30, 2018 primarily related to our borrowings under our senior credit facility in connection with the Cues acquisition. Cash flows from financing activities for the six months ended July 1, 2017 primarily related to net borrowings under our various debt instruments of $9.6.
Discontinued Operations — Cash flows from discontinued operations for the six months ended June 30, 2018 related primarily to proceeds of $2.4 received in connection with a settlement reached with the buyer of Balcke Dürr, partially offset by disbursements for liabilities retained in connection with dispositions. Cash flows used in discontinued operations for the six months ended July 1, 2017 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2018 and 2017.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 30, 2018.

	December 31, 2017	Borrowings	Repayments	Other(4)	June 30, 2018
Revolving loans	$—	$129.0	$(33.0)	$—	$96.0
Term loan(1)	347.7	—	—	0.2	347.9
Trade receivables financing arrangement(2)	—	32.0	(10.0)	—	22.0
Other indebtedness(3)	9.1	13.3	(14.4)	—	8.0
Total debt	356.8	$174.3	$(57.4)	$0.2	473.9
Less: short-term debt	7.0				124.1
Less: current maturities of long-term debt	0.5				9.2
Total long-term debt	$349.3				$340.6
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $2.1 and $2.3 at June 30, 2018 and December 31, 2017, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 30, 2018, we had $21.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $22.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $3.1 and $2.8, capital lease obligations of $1.9 and $2.1, and borrowings under a line of credit in China totaling $3.0 and $4.1 at June 30, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At June 30, 2018, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At June 30, 2018, we had $221.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $96.0 and $32.4 reserved for outstanding letters of credit. In addition, at June 30, 2018, we had $52.1 of available issuance capacity under our foreign trade facilities after giving effect to $147.9 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $23.1 as of June 30, 2018. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

2.1
Agreement and Plan of Merger dated as of April 22, 2018 by and among SPX Corporation, SPX PoolCo 2018, Inc., and ELXSI Corporation incorporated herein by reference from our Current Report on Form 8-K filed on April 23, 2018 (File No. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017; (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 2, 2018	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 2, 2018	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer