Form 10-K
period 2018-12-31
SPX CORP
filed 2019-02-15
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 1-6948
SPX Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1016240 (I.R.S. Employer Identification No.)
13320-A Ballantyne Corporate Place,
Charlotte, NC 28277
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (980) 474-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2018 was $1,472,890,877. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 8, 2019 was 43,498,066.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 9, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX CORPORATION AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
All the forward-looking statements are qualified in their entirety by reference to the risks and uncertainties discussed, including in this filing, under the heading “Risk Factors,” and any subsequent filing with the U.S. Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these discussion of risks and uncertainties may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict all potentially relevant risks and uncertainties, and we cannot assess the impact, if any, of these factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
Business
SPX Corporation (“SPX”, “our” or “we”) was founded in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted our current name in 1988. Since 1968, we have been incorporated under the laws of Delaware, and we have been listed on the New York Stock Exchange since 1972.
On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during the first and fourth quarters of 2016, respectively. Additionally, during 2018, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business. See MD&A and Notes 1 and 4 to our consolidated financial statements for further discussion of these actions.
On March 1, 2018 and June 7, 2018, we completed the acquisitions of Schonstedt Instrument Company (“Schonstedt”) and Cues, Inc. (“Cues”), respectively. Schonstedt is a manufacturer and distributor of magnetic locator products used for locating underground utilities and buried objects, while Cues is a manufacturer of pipeline inspection and rehabilitation equipment. The post-acquisition operating results of Schonstedt and Cues are reflected in our Detection and Measurement reportable segment.

On February 1, 2019, we completed the acquisition of Sabik Marine, a manufacturer of obstruction lighting products, from Carmanah Technologies Corporation. The post-acquisition operating results of Sabik Marine will be reflected in our Detection and Measurement reportable segment, beginning in the first quarter of 2019.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC, detection and measurement, power transmission and generation, and industrial markets. With operations in approximately 15 countries and over 4,000 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
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

Our detection and measurement product lines encompass underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and specialty lighting. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.

Within our engineered solutions platform, we are a leading manufacturer of medium and large power transformers, as well as process cooling equipment. These solutions play a critical role in electricity transmission and generation. Specifically, our power transformers play an integral role in the North American power grid, while our process cooling equipment assist our customers in meeting their power generation and industrial needs. The businesses within the platform are committed to driving value through continued focus on operational and engineering efficiencies.
Our remaining businesses (see below for further discussion) engineer, design, manufacture, install and service equipment, including heat exchangers, for the industrial and power generation markets.
Reportable and Other Operating Segments
Prior to the fourth quarter of 2018, we aggregated our operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. During the fourth quarter of 2018, due, in part, to certain wind-down activities and the related decline in volumes at our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), and Heat Transfer business, we concluded that these operating segments are no longer economically similar to the other operating segments within our Engineered Solutions reportable segment. As such, DBT and Heat Transfer are now being reported, for all periods presented, within an “All Other” category outside of our reportable segments.
The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income or loss for each of our operating segments is determined before considering impairment and special charges, pension and postretirement expense, long-term incentive compensation, gains (losses) on the sale of our dry cooling business and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $582.1, $511.0 and $509.5 in 2018, 2017 and 2016, respectively, and backlog of $46.9 and $41.4 as of December 31, 2018 and 2017, respectively. Approximately 96% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia Pacific. Core brands for our cooling products include Marley and Recold, with the major competitors to these products being Baltimore Aircoil Company and Evapco. Our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, and Leading Edge brands, while our Marley-Wylain subsidiary sells Weil-McLain and Williamson-Thermoflo brands.

Major competitors to these products are TPI Corporation, Ouellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company, and Dimplex North America Ltd for heating products, Burnham Holdings, Inc, Mestek, Cleaver Brooks, Lochinvar LLC, Navien Inc., and Buderus for boiler products, and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $320.9, $260.3 and $226.4 in 2018, 2017 and 2016, respectively, and backlog of $71.9 and $54.0 as of December 31, 2018 and 2017, respectively. Approximately 76% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019. The segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Warren G-V, and Cues, with the major competitors to these products being Vivax-Metrotech, Leica, Subsite, IPEK, IBAK, System Studies, Agilent, Shawcor, Roper, and Ridgid. Our bus fare collection systems, communication technologies, and specialty lighting are sold under the Genfare, TCI and Flash Technology brand names, respectively. Major competitors to our bus fare collection systems include Scheidt & Bachmann, Trapeze Group, Init, and Vix Technology, while major competitors to our communication technologies products include Rohde & Schwarz, Thales Group, Saab Grintek, and LS Telcom. Lastly, major competitors of our specialty lighting products include H&P, TWR Lighting, Unimar, Dialight and ITL.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment had revenues of $537.0, $560.7 and $598.0 in 2018, 2017 and 2016, respectively, and backlog of $311.2 and $320.6 as of December 31, 2018 and 2017, respectively. Approximately 88% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019. The segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market, as well as process cooling equipment for the power generation and industrial markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America.
We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our competitors in this market include ABB Ltd., GE-Prolec, Siemens, Hyundai Power Transformers, Delta Star Inc., Pennsylvania Transformer Technology, Inc., SGB-SMIT Group, Virginia Transformer Corporation, Howard Industries, Inc., and WEG S.A.
Our process cooling products are sold under the brand names of SPX Cooling, and Marley, with major competitors to these products and service lines being Enexio, Hamon & Cie, Thermal Engineering International, Howden Group Ltd, and Siemens AG.
All Other
Our “All Other” group of operating segments had revenues of $98.6, $93.8 and $138.4 in 2018, 2017 and 2016, respectively, and backlog of $26.8 and $113.4 as of December 31, 2018 and 2017, respectively. Approximately 97% of the backlog as of December 31, 2018 is expected to be recognized as revenue during 2019. These operating segments engineer, design, manufacture, install and service equipment, including heat exchangers, for the industrial and power generation markets. The primary distribution channels for the group’s products are direct to customers and third-party representatives. These operating segments have a presence in North America and South Africa.
Acquisitions
We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
On March 1, 2018, we completed the acquisition of Schonstedt, a manufacturer and distributor of magnetic locator products used for locating underground utilities and other buried objects, for a purchase price of $16.4, net of cash acquired of $0.3. On June 7, 2018, we completed the acquisition of Cues, a manufacturer of pipeline inspection and rehabilitation equipment, for a purchase price of $164.4, net of cash acquired of $20.6. The assets acquired and liabilities assumed in these transactions have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations, and are subject to change based on the final assessment and valuation of certain income tax amounts.

On February 1, 2019, we completed the acquisition of Sabik Marine, a manufacturer of obstruction lighting products, from Carmanah Technologies Corporation for cash proceeds of $77.0.
We did not acquire any businesses in 2017 or 2016.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we determined that the Balcke Dürr and dry cooling businesses would be better strategic fits with other investors and, thus, we disposed of these businesses in 2016, with Balcke Dürr reflected as a discontinued operation for all periods presented.
International Operations
We are a multinational corporation with operations in approximately 15 countries. Sales outside the United States were $221.1, $182.5 and $237.1 in 2018, 2017 and 2016, respectively.
See Note 6 to our consolidated financial statements for more information on our international operations.
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
Patents/Trademarks
We own approximately 154 domestic and 219 foreign patents (comprising approximately 159 patent “families”), including approximately 40 patents that were issued in 2018, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
Competition
Our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See “Reportable and Other Operating Segments” above for a discussion of our competitors.

Environmental Matters
See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities,” “Risk Factors” and Note 14 to our consolidated financial statements for information regarding environmental matters.
Employment
At December 31, 2018, we had over 4,000 employees. Six domestic collective bargaining agreements covered approximately 1,000 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
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
Many of the markets in which we operate are subject to general economic cycles or industry events. In addition, certain of our businesses are subject to market-specific cycles and weather-related fluctuations.
Furthermore, contract timing on projects, including those relating to power transmission and distribution systems, communication technologies, fare collection systems, and process cooling systems and towers may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See "MD&A - Results of Continuing Operations and Results of Reportable and Other Operating Segments."
The price and availability of raw materials and components has and may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials and components. In recent years, we have faced volatility in the prices of many key raw materials (e.g., copper, steel and oil) and key components (e.g. circuit boards), including price increases in response to trade laws and tariffs. Increases in the prices of raw materials and components, including as a result of new or increased tariffs or the impact of new trade laws, or shortages or allocations of materials and components may have a material adverse effect on our financial position, results of operations or cash flows, as there may be delays in our ability, or we may not be able, to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to fixed-price contracts.
A portion of our revenues and earnings is generated through fixed-price contracts, particularly within our Engineered Solutions reportable segment and our “All Other” group of operating segments. We recognize revenues for certain of these contracts over-

time whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
Estimates of total revenues and cost at completion are subject to many variables, including the length of time to complete a contract. In addition, contract delays may negatively impact these estimates and our revenues and earnings results for affected periods.
To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy to the satisfaction of the other party certain defects. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects.
DBT’s contracts on two large power projects in South Africa highlight these types of contract-related risks. The business environment surrounding these projects has been difficult, as DBT has experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. These challenges have resulted in (i) significant adjustments to our revenue and cost estimates for the projects and (ii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.). We may become subject to other claims, which could be significant. Our future financial position, operating results, and cash flows could be impacted by the resolution of current and any future claims, as well as potential changes to revenue and cost estimates relating to the execution of DBT’s remaining scope.
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
IT security threats are increasing in frequency and sophistication and we have detected numerous attempts to compromise the security of our IT systems. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
In addition, newer generations of certain of our products include IT systems, including systems that are cloud-based and/or interconnect through the internet. These systems are subject to the same cybersecurity threats described above and the failure of these systems, including by cyber-attack, could disrupt our customers’ business, leading to potential exposure for us.

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
We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to asbestos, environmental, product liability and other matters.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. Additionally, changes in laws, ordinances, regulations, or other governmental policies may significantly increase our expenses and liabilities.
Numerous claims, complaints, and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Periodically, claims, complaints and proceedings arising other than in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (e.g. patent infringement and disputes with subsidiary shareholder(s)), including claims with respect to businesses that we have acquired for matters arising before the relevant date of the acquisition. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
On the two large power projects in South Africa, DBT has experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT is currently involved in a number of claims relating to these challenges and may be subject to other claims, which could be significant. We cannot assure you that that these claims and the costs to assert our claims and defend claims made against us will not have a material adverse effect on our financial position, results of operations, or cash flows.
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
We devote significant time and expense to defend against the various claims, complaints, and proceedings brought against us. In addition, from time to time, we bring actions to enforce our rights against customers, suppliers, insurers, and other third parties. We cannot assure you that the expenses or distractions from operating our businesses arising from these defenses and actions will not increase materially.
We cannot assure you that our accruals and right to indemnity and insurance will be sufficient, that recoveries from insurance or indemnification claims will be available or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
See “MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities” and Note 14 to our consolidated financial statements for further discussion.

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
We strive for and expect to achieve cost savings in connection with our acquisitions, including: (i) manufacturing process and supply chain rationalization, (ii) streamlining redundant administrative overhead and support activities, (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies, and (iv) achieving anticipated revenue synergies. Cost savings expectations are estimates that are inherently difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings in connection with an acquisition. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, anticipated benefits could be delayed, differ significantly from our estimates and the other information contained in this report, or not be realized.
Acquisitions involve a number of risks and present financial, managerial and operational challenges.

Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	Adverse effects on our reported operating results due to charges to earnings, including impairment charges associated with goodwill and other intangibles;

•	Diversion of management attention from core business operations;

•	Integration of technology, operations, personnel and financial and other systems;

•	Increased expenses;

•	Increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;

•	Assumption of known and unknown liabilities and exposure to litigation;

•	Increased levels of debt or dilution to existing stockholders; and

•	Potential disputes with the sellers of acquired businesses.

We conduct operational, financial, tax, and legal due diligence on all acquisitions; however, we cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance.
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
Changes in laws and regulations to which we are or may become subject could have a significant negative impact on our business. In addition, we could face material costs and risks if it is determined that we have failed to comply with relevant law and regulation. We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business; the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business; the California Transparency in Supply Chain Act and similar laws and regulations, which relate to human trafficking and anti-slavery and impose new compliance requirements on our businesses and their suppliers; and the California Consumer Privacy Act of 2018 and the European General Data Protection Regulation, which establish data management requirements for the protection of personal information of individuals. While our policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other of our activities, which could have a material adverse impact on our results of operations and financial condition.
Several of our businesses are reliant on or may be directly impacted by government regulations. Changes to these regulations may have a significant negative impact on these businesses. For example, (i) a reduction of Federal Aviation Administration regulations mandating lighting of towers and buildings at height; (ii) increases in Department of Energy regulations on energy efficiency requirements for heating, and (iii) a reduction in regulations requiring 811 calls to be made before the commencement of a digging project, could have a significant negative impact on these businesses. While we monitor these regulations and our businesses plan for potential changes, there can be no assurance that we will be able to adapt in each circumstance. Failure to adapt if regulations change could have a material adverse impact on our results of operations and financial condition.
Difficulties presented by domestic economic, political, legal, accounting and business factors could negatively affect our business.
In 2018, approximately 86% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:

•
Government embargoes or foreign trade restrictions such as antidumping duties, as well as the imposition of trade sanctions by the United States against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into or exported from the United States or reduce our sales and harm our business and the relaxation of embargoes and foreign trade restrictions, including antidumping duties on transformers, by the United States could adversely affect the market for our products in the United States;

•
Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner and may increase the cost of our raw materials, including raw materials sourced domestically;

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
Many of our customers historically have tended to delay capital projects, including expensive maintenance and upgrades, during economic downturns. Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:

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

•
The United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”) has contributed to, and may continue to contribute to, economic, currency, market and regulatory uncertainty in the United Kingdom and European Union and could adversely affect economic, currency, market, regulatory, or political conditions both in those regions and worldwide;

•	Customs, tariffs and trade restrictions may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;

•	Transportation and shipping expenses add cost to our products;

•	Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

•	Local, regional or worldwide hostilities could impact our operations; and

•	Distance and language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services.

Any of the above factors or other factors affecting social and economic activity in the United Kingdom, China, and South Africa or affecting the movement of people and products into and from these countries to our major markets, could have a significant negative effect on our operations.
Our customers have been and could be impacted by commodity availability and prices.
A number of factors outside our control, including fluctuating commodity prices, impact the demand for our products. Increased commodity prices, including as a result of new or increased tariffs or the impact of new trade laws, may increase our customers’ cost of doing business, thus causing them to delay or cancel large capital projects.
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
At December 31, 2018, we had $381.8 in total indebtedness. On that same date, we had $311.6 of available borrowing capacity under our revolving credit facilities, after giving effect to $32.0 reserved for outstanding letters of credit and $6.4 of borrowings under the revolving credit agreement, and $27.0 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2018, we had $30.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $119.9 reserved for outstanding letters of credit. At December 31, 2018, our cash and equivalents balance was $68.8. See MD&A and Note 12 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, including countries utilizing the Euro, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins related to sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, the increased strength of the U.S. dollar could allow competitors with foreign-based manufacturing costs to sell their products in the U.S. at lower prices. Alternatively, decreased strength of the U.S. dollar could have a material adverse effect on the cost of materials and products purchased overseas.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changed United States (“U.S.”) income tax law for businesses and individuals. The Act introduced changes that impacted U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. The Act also has tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings. Certain aspects of the Act are unclear and, thus, we anticipate subsequent regulations and interpretations to be issued that will provide additional guidance around application of the Act. The additional guidance could have a material impact on our financial position, results of operations, and cash flows.
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
At December 31, 2018, we had goodwill and other intangible assets, net, of $592.8. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2018, our net liability to these plans was $150.7. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Policies and Use of Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
At December 31, 2018, we had six domestic collective bargaining agreements covering approximately 1,000 of our over 4,000 employees. Two of these collective bargaining agreements expire in 2019 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2018, we had the ability to issue up to an additional 1.683 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012, 2015, and 2017, and our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2018:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	6 U.S. states and 2 foreign countries	9	0.6	1.1
Detection and Measurement reportable segment	5 U.S. states and 2 foreign countries	10	0.3	0.2
Engineered Solutions reportable segment	7 U.S. states and 0 foreign country	10	1.8	0.1
All Other (including corporate)	2 U.S. states and 1 foreign country	4	0.6	0.1
Total		33	3.3	1.5
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
See “Risk Factors,” “MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities,” and Note 14 to our consolidated financial statements for further discussion of legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

P A R T    I I
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “SPXC.”
We discontinued dividend payments in 2015 and, thus, there were no dividends declared in 2016, 2017, or 2018.
There were no repurchases of common stock during the three months ended December 31, 2018. The number of shareholders of record of our common stock as of February 8, 2019 was 2,959.
Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2013 and the reinvestment of dividends.

	2013	2014	2015	2016	2017	2018
SPX Corporation	$100.00	$87.59	$38.13	$96.95	$128.29	$114.48
S&P 500	100.00	113.69	115.26	129.04	157.22	150.33
S&P 1500 Industrials	100.00	108.47	105.53	127.06	153.83	133.25
S&P 600	100.00	104.44	100.93	125.91	140.68	126.96

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Summary of Operations
Revenues (1)(5)	$1,538.6	$1,425.8	$1,472.3	$1,559.0	$1,694.4
Operating income (loss) (1)(2)(3)(4)(5)	107.6	59.9	70.0	(106.3)	(89.3)
Other income (expense), net (6)(7)(8)(9)	(7.6)	(7.1)	(15.3)	(25.9)	394.0
Interest expense, net	(20.0)	(15.8)	(14.0)	(20.7)	(20.1)
Loss on amendment/refinancing of senior credit agreement/ early extinguishment of debt (9)	(0.4)	(0.9)	(1.3)	(1.4)	(32.5)
Income (loss) from continuing operations before income taxes	79.6	36.1	39.4	(154.3)	252.1
Income tax (provision) benefit (10)	(1.4)	47.9	(9.1)	2.7	(137.5)
Income (loss) from continuing operations	78.2	84.0	30.3	(151.6)	114.6
Income (loss) from discontinued operations, net of tax (11)	3.0	5.3	(97.9)	34.6	269.3
Net income (loss)	81.2	89.3	(67.6)	(117.0)	383.9
Less: Net loss attributable to noncontrolling interests	—	—	(0.4)	(34.3)	(9.5)
Net income (loss) attributable to SPX Corporation common shareholders	81.2	89.3	(67.2)	(82.7)	393.4
Adjustment related to redeemable noncontrolling interests (12)	—	—	(18.1)	—	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interests	$81.2	$89.3	$(85.3)	$(82.7)	$393.4
Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$1.82	$1.98	$0.30	$(2.90)	$2.98
Income (loss) from discontinued operations	0.07	0.13	(2.35)	0.87	6.30
Net income (loss) per share	$1.89	$2.11	$(2.05)	$(2.03)	$9.28
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$1.75	$1.91	$0.30	$(2.90)	$2.94
Income (loss) from discontinued operations	0.07	0.12	(2.32)	0.87	6.20
Net income (loss) per share	$1.82	$2.03	$(2.02)	$(2.03)	$9.14
Dividends declared per share (13)	$—	$—	$—	$0.75	$1.50
Other financial data:
Total assets (2)	$2,057.5	$2,040.4	$1,912.5	$2,179.3	$5,894.3
Total debt (2)	381.8	356.8	356.2	371.8	733.1
Other long-term obligations	840.5	915.4	921.1	851.6	861.8
SPX shareholders’ equity (2)	414.9	314.7	191.6	345.4	1,808.7
Noncontrolling interests	—	—	—	(37.1)	3.2
Capital expenditures	12.4	11.0	11.7	16.0	19.3
Depreciation and amortization	29.2	25.2	26.5	37.0	40.6
___________________________________________________________________

(1)
As previously indicated, on March 1, 2018 and June 7, 2018, we completed the acquisitions of Schonstedt and Cues, respectively. The aggregate revenues and operating income for these businesses, from their respective dates of acquisition, totaled $60.4 and $1.1, respectively, in 2018.

As indicated in Notes 1, 3, and 5 to our consolidated financial statements, effective January 1, 2018, we adopted the new revenue recognition requirements of Accounting Standards Codification (“ASC”) 606, with the requirements of ASC 606 adopted on a modified retrospective basis. The adoption of ASC 606 resulted in an increase in revenues and operating income of $14.2 and $2.0, respectively, in 2018, when compared to the amounts that would have been recorded under the previous revenue recognition standard.
During 2018, 2017, 2015 and 2014, we made revisions to expected revenues and costs on our large power projects in South Africa. These revisions resulted in a reduction of revenue and operating income of $2.7 and $4.7, respectively, in

2018,  $36.9 and $52.8, respectively, in 2017, $57.2 and $95.0, respectively, in 2015, and a reduction of revenue and operating income of $25.0 in 2014. See Notes 6 and 14 to our consolidated financial statements for additional details.

(2)
As previously discussed, on September 26, 2015, we completed the Spin-Off of SPX FLOW. During 2015 and 2014 there was a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off and did not meet the requirements to be presented within discontinued operations.

(3)
During 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.

(4)	During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business.
During 2014, we recorded an impairment charge of $10.9 related to the trademarks of our Heat Transfer business. In addition, during 2014, we recorded an impairment charge of $18.0 related to our former dry cooling business’s investment in a joint venture with Shanghai Electric Group Co., Ltd.

(5)	During 2016, we sold our dry cooling business, resulting in a pre-tax gain of $18.4. Revenues for our dry cooling business totaled $6.7, $87.3, and $130.5 during 2016, 2015, and 2014, respectively.

(6)
During 2018, 2017, 2016, 2015, and 2014, we recognized income (expense) related to changes in the fair value of plan assets, actuarial gains (losses), settlement gains (losses) and curtailment gains (losses) of $(6.6), $(1.6) $(12.0), $(15.9), and $(95.0), respectively, associated with our pension and postretirement benefit plans.

(7)
On January 7, 2014, we completed the sale of our 44.5% interest in EGS Electrical Group, LLC (“EGS”) to Emerson Electric Co. for cash proceeds of $574.1, which resulted in a pre-tax gain of $491.2. Accordingly, we recognized no equity earnings from this joint venture after 2013.

(8)
During 2018, 2017, 2016, 2015, and 2014, we recognized losses of $(0.3), $(3.3), $(2.4), $(8.6), and $(2.6), respectively, associated with foreign currency transactions, foreign currency forward contracts, and currency forward embedded derivatives.

During 2018, 2017, 2016, 2015, and 2014, we recorded charges of $2.0, $3.5, $4.2, $8.0, and $3.1 respectively, associated with asbestos product liability matters.

(9)
During the fourth quarter of 2018, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $35.0 and $15.0, respectively. In connection with the reduction of our foreign credit instrument facility commitments, we recorded a charge of $0.4 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $50.0.

During the fourth quarter of 2017, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.9, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities. In addition, we discontinued hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on our then existing variable rate term loan, which resulted in a gain during 2017 of $2.7 that was recorded to “Other expense, net.”
During the third quarter of 2016, we elected to reduce our foreign credit instrument facilities. In connection with the reduction, we recorded a charge of $1.3 associated with the write-off of the unamortized deferred financing costs related to this previously available issuance capacity.
During the third quarter of 2015, we refinanced our senior credit facility in preparation of the Spin-Off. As a result of the refinancing, we recorded a charge of $1.4 which consisted of the write-off of a portion of the unamortized deferred financing costs related to our prior credit agreement.
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

(10)
During 2018, our income tax provision was impacted most significantly by (i) the utilization of $33.0 of prior years’ losses generated in foreign jurisdictions in which no benefit was previously recognized, (ii) $7.0 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.2 of excess tax benefits resulting from stock-based compensation awards that vested during the year.

During 2017, our income tax benefit was impacted most significantly by (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of provisional tax charges associated with the impact of the Act and (iv) $68.2 of foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of a foreign tax benefit is considered unlikely.
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
During 2015, our income tax benefit was impacted by (i) the effects of approximately $139.0 of foreign losses generated during the year for which no tax benefit was recognized, as future realization of any such tax benefit is considered unlikely, (ii) $3.7 of foreign taxes incurred during the year related to the Spin-Off and the reorganization actions undertaken to facilitate the Spin-Off, and (iii) $3.4 of taxes related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
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

(11)
During 2018, we reached a settlement with the buyer of Balcke Dürr on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the buyer in the amount of Euro 3.0. The settlement resulted in a reduction of the net loss on sale of $3.8.

During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments.
During 2016, we completed the sale of Balcke Dürr, resulting in a net loss of $78.6. The operating results of Balcke Dürr are presented within discontinued operations for all periods presented.
During 2015, we completed the Spin-Off of SPX FLOW. The operating results of SPX FLOW are presented within discontinued operations for all periods presented.
During 2014, we sold our Thermal Product Solutions, Precision Components, and Fenn businesses, resulting in an aggregate gain of $14.4.
See Note 4 to our consolidated financial statements for additional details regarding our discontinued operations.

(12)
In connection with our noncontrolling interest in our South African subsidiary, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the put option in our calculations of basic and diluted earnings per share for the year ended December 31, 2016. See Note 14 to our consolidated financial statements for additional details regarding the put option and this adjustment.

(13)	In connection with the Spin-Off, we discontinued dividend payments immediately following the dividend payment for the second quarter of 2015.

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Executive Overview
Revenue for 2018 totaled $1,538.6, compared to $1,425.8 in 2017 (and $1,472.3 in 2016). The increase in revenues was primarily due to the impact of the acquisitions of Schonstedt and Cues during 2018 (see below for additional details). In addition, revenues for 2018 were higher, when compared to 2017, due to (i) the impact of the adoption of ASC 606 (see below for additional details) and (ii) a reduction in revenue of $36.9 during 2017 resulting from revisions to the expected revenues and costs on our large power projects in South Africa (see Note 14 to our consolidated financial statements for additional details). Organic revenue was generally flat in 2018 as the significant increases for the businesses within our HVAC reportable segment were offset by declines associated with (i) lower sales of process cooling products and (ii) the continued wind-down of our Heat Transfer business (see below for additional details) and our large power projects in South Africa. The decrease in revenue in 2017, compared to 2016, was due primarily to the aforementioned $36.9 reduction in revenue on our large power projects in South Africa and, to a lesser extent, a decline in organic revenue.
For 2018, operating income totaled $107.6, compared to $59.9 in 2017 (and $70.0 in 2016). The increase in operating income during 2018, compared to 2017, was primarily due to an increase in profits within our HVAC reportable segment associated with organic revenue growth during the year. In addition, operating income for 2017 was impacted by (i) a reduction in profit of $52.8 associated with revisions during the second and fourth quarters of 2017 to the expected revenues and costs on our large power projects in South Africa and (ii) a gain of $10.2 on a contract settlement within our Heat Transfer business. Operating income for 2017, compared to 2016, was negatively impacted by the $52.8 charge noted above and favorably impacted by the $10.2 gain noted above, as well as an increase in profits within our Detection and Measurement reportable segment associated with organic revenue growth during the year. In addition, operating income for 2016 was impacted by (i) a gain on the sale of the dry cooling business of $18.4 and (ii) intangible asset impairment charges of $30.1, as further discussed below.
Operating cash flows from continuing operations totaled $112.9 in 2018, compared to $53.5 in 2017 (and $45.7 in 2016). The increase in operating cash flows from continuing operations, compared to 2017, was primarily the result of net income tax refunds in 2018 of $44.3 (versus net income tax payments in 2017 of $22.9). The increase in operating cash flows from continuing operations in 2017, compared to 2016, was due primarily to improved operating cash flows across our businesses related to improved profitability and reductions in working capital, partially offset by a year-over-year increase in net income tax payments ($22.9 in 2017, compared to $4.8 in 2016) and an increase in cash outflows associated with our large power projects in South Africa ($56.5 in 2017, compared to $33.1 in 2016).
Other significant items impacting the financial results for 2018, 2017, and 2016 are as follows:
2018:

•
Effective January 1, 2018, we adopted a new standard on revenue recognition (“ASC 606”) using the modified retrospective transition approach - See Notes 1, 3 and 5 to our consolidated financial statements for additional details:

◦	The most significant effect of adopting ASC 606 is on our power transformer business.

◦
The adoption of ASC 606 resulted in an increase in revenues of $14.2 and an increase in operating income of $2.0 during 2018 as compared to the amounts that would have been recorded under the prior revenue recognition standard.

•	On March 1, 2018, we completed the acquisition of Schonstedt - See Notes 1 and 4 to our consolidated financial statements for additional details:

◦	The purchase price for Schonstedt was $16.4, net of cash acquired of $0.3.

◦	Schonstedt’s revenues for the twelve months prior to the date of acquisition were approximately $9.0.

◦	The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•
On March 8, 2018, we settled our then-existing interest rate swap agreement (“Old Swaps”) and entered into a new interest rate swap agreement (“New Swaps”) - See Note 13 to our consolidated financial statements for additional details:

◦	Old Swaps

▪	We discontinued hedge accounting for the Old Swaps in the fourth quarter of 2017 in connection with an amendment of our senior credit agreement.

▪
During the three months ended March 31, 2018, we recorded a gain of $0.6 (to “Other expense, net”) representing the change in fair value of the Old Swaps from January 1, 2018 through the date of settlement on March 8, 2018.

◦	New Swaps

▪
The New Swaps have an initial notional amount of $260.0 and effectively convert a portion of our borrowings under our senior credit agreement to a fixed interest rate of 2.535%, plus the applicable margin.

▪	We have designated, and are accounting for, the New Swaps as cash flow hedges.

•
On April 30, 2018, we reached an agreement with a subsidiary of mutares AG, the acquirer of Balcke Dürr in 2016 (the “Buyer”), on (i) the amount of cash and working capital of Balcke Dürr at the closing date of the sale and (ii) various other matters. The settlement resulted in:

◦	A net payment from the Buyer in the amount of Euro 3.0; and

◦	A gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during 2018.

•	On June 7, 2018, we completed the acquisition of Cues - See Notes 1 and 4 to our consolidated financial statements for additional details:

◦	The purchase price for Cues was $164.4, net of cash acquired of $20.6.

◦	Cues’ revenues for the twelve months prior to the acquisition were approximately $84.0.

◦	The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment.

•	During the second quarter of 2018, as a continuation of our strategic shift away from power generation end markets, we initiated a plan to wind-down the Heat Transfer business.

◦
In connection with the planned wind-down, we recorded charges of $3.5 during 2018 with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment and $2.0 related to severance costs (both included in “Special charges, net”).

◦	In addition, we sold certain intangible assets of the Heat Transfer business for net cash proceeds of $4.8, which resulted in a gain of less than $0.1 within our 2018 operating results.

◦	We anticipate completing the wind-down during the first half of 2019.

•
Actuarial Losses on Pension and Postretirement Plans (See Notes 1 and 10 to our consolidated financial statements for additional details) - We recorded net actuarial losses of $6.6 in the fourth quarter of 2018 in connection with the annual remeasurement of our pension and postretirement plans.

2017:

•	Income Tax Matters (see Notes 1 and 11 to our consolidated financial statements for additional details):

◦	During the fourth quarter of 2017, we recorded an income tax benefit of $77.6 for a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary.

◦
On December 22, 2017, the Act was enacted which significantly changes U.S. income tax law for businesses and individuals. As a result of the Act, we recorded provisional net income tax charges of $11.8 during the fourth quarter of 2017.

•	Gain from a Contract Settlement - During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer. In connection with the settlement, we:

◦	Received cash proceeds of $9.0 and other consideration; and

◦	Recorded a gain of $10.2.

•
Amendment of Senior Credit Agreement - On December 19, 2017, we amended our senior credit agreement (see Note 12 to our consolidated financial statements for additional details). In connection with the amendment, we recorded:

◦	A charge of $0.9 associated with the write-off of a portion of the deferred financing costs associated with the senior credit agreement; and

◦	A gain of $2.7 related to the discontinuance of hedge accounting for the interest rate swap agreements that were entered into to hedge the interest rate risk on our then existing term loan.

•	Actuarial Gains and Losses on Pension and Postretirement Plans (see Notes 1 and 10 to our consolidated financial statements for additional details) - We recorded:

◦	An actuarial gain during the third quarter of 2017 of $2.6 related to an amendment to our postretirement plans; and

◦	Net actuarial losses of $4.2 in the fourth quarter of 2017 in connection with the annual remeasurement of our pension and postretirement plans.
2016:

•
Sale of Dry Cooling Business - On March 30, 2016, we completed the sale of the dry cooling business (see Notes 1 and 4 to our consolidated financial statements for additional details). In connection with the sale, we:

◦	Received cash proceeds of $47.6; and

◦	Recorded a gain of $18.4, which includes a reclassification from “Accumulated other comprehensive income” of $40.4 related to foreign currency translation.

•	Sale of Balcke Dürr - On December 30, 2016, we completed the sale of Balcke Dürr (see Notes 1, 4, and 16 to our consolidated financial statements for additional details).

◦	The results of Balcke Dürr are presented as a discontinued operation.

◦	In connection with the sale, we:

▪	Received cash proceeds of less than $0.1;

▪	Left $21.1 of cash in the business at the time of the sale; and

▪	Recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for 2016.

•
Intangible Asset Impairment Charges - We recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business, which included $23.9 for definite-lived intangible assets and $6.2 for indefinite-lived intangible assets.

•	Actuarial Losses on Pension and Postretirement Plans (see Notes 1 and 10 to our consolidated financial statements for additional details) - During the year, we recorded net actuarial losses of $12.0.

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
Non-GAAP Measures —Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, the impact of accounting standard adoptions, and the impact of the revenue reduction that resulted from the third quarter 2018 and second and fourth quarter 2017 revisions to the expected revenues and costs on our large power projects in South Africa, which resulted in a reduction of revenues of $2.7 in 2018 and $36.9 in 2017. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the years ended December 31, 2018, 2017, and 2016, including the reconciliation of organic revenue decline to net revenue increase (decline):

	Year ended December 31,			2018 vs	2017 vs
	2018	2017	2016	2017%	2016%
Revenues	$1,538.6	$1,425.8	$1,472.3	7.9%	(3.2)%
Gross profit	410.7	330.2	375.8	24.4	(12.1)
% of revenues	26.7%	23.2%	25.5%
Selling, general and administrative expense	292.6	277.2	286.0	5.6	(3.1)
% of revenues	19.0%	19.4%	19.4%
Intangible amortization	4.2	0.6	2.8	600.0	(78.6)
Impairment of intangible assets	—	—	30.1	*	*
Special charges, net	6.3	2.7	5.3	133.3	(49.1)
Gain on contract settlement	—	10.2	—	*	*
Gain on sale of dry cooling business	—	—	18.4	*	*
Other expense, net	(7.6)	(7.1)	(15.3)	7.0	(53.6)
Interest expense, net	(20.0)	(15.8)	(14.0)	26.6	12.9
Loss on amendment/refinancing of senior credit agreement	(0.4)	(0.9)	(1.3)	(55.6)	(30.8)
Income from continuing operations before income taxes	79.6	36.1	39.4	120.5	(8.4)
Income tax (provision) benefit	(1.4)	47.9	(9.1)	*	*
Income from continuing operations	78.2	84.0	30.3	(6.9)	177.2
Components of consolidated revenue increase (decline):
Organic				0.2	(0.8)
Foreign currency				0.1	0.6
Sale of dry cooling business				—	(0.5)
South Africa revenue revision				2.4	(2.5)
Acquisitions				4.2	—
Adoption of ASC 606				1.0	—
Net revenue increase (decline)				7.9	(3.2)
___________________________________________________________________

*	Not meaningful for comparison purposes.
Revenues — For 2018, the increase in revenues, compared to 2017, was primarily due to the impact of the acquisitions of Schonstedt and Cues acquisition during 2018. In addition, revenues were higher, when compared to 2017, due to (i) the impact of the adoption of ASC 606 and (ii) a reduction in revenue of $36.9 during 2017 resulting from revisions to the expected revenues and costs on our large power projects in South Africa (see Note 14 to our consolidated financial statements for additional details). Organic revenue was generally flat in 2018 as the significant increases for the businesses within our HVAC reportable segment were offset by declines associated with (i) lower sales of process cooling products and (ii) the continued wind-down of our Heat Transfer business and our large power projects in South Africa. See “Results of Reportable and Other Operating Segments” for additional details.
For 2017, the decrease in revenues, compared to 2016, was due, in part, to a decline in organic revenue associated with our Engineered Solutions reportable segment and our large power projects in South Africa, as these projects are in the latter stages of completion, partially offset by increases in organic revenue within our Detection and Measurement reportable segment. In addition, revenues were negatively impacted by (i) the reduction in revenue of $36.9 noted above related to our large power projects in South Africa and (ii) the impact of the sale of the dry cooling business at the end of the first quarter of 2016. These declines in revenue were partially offset by the impact of a weaker U.S. dollar during 2017. See “Results of Reportable and Other Operating Segments” for additional details.
Gross Profit — For 2018, gross profit and gross profit as a percentage of revenues, compared to 2017, was favorably impacted by the increase in revenues noted above. Additionally, during 2017, gross profit and gross profit as a percentage of revenues were negatively impacted by a reduction in gross profit of $52.8 resulting from revisions to expected revenues and costs on our large power projects in South Africa. Lastly, during 2018, gross profit and gross profit as a percentage of revenue were negatively impacted by (i) charges of $4.6 associated with the excess fair value (over historical cost) of inventory acquired in the Schonstedt and Cues transactions which has been subsequently sold and (ii) a decline in profitability during 2018 for our power transformer business associated primarily with a less profitable sale mix, higher commodity costs, and less favorable cost absorption.
The decrease in gross profit and gross profit as a percentage of revenue in 2017, compared to 2016, was due primarily to the reduction in gross profit noted above of $52.8 related to our large power projects in South Africa, partially offset by the impact of the organic revenue growth in our Detection and Measurement reportable segment noted above.
Selling, General and Administrative (“SG&A”) Expense — For 2018, the increase in SG&A expense, compared to 2017, was primarily a result of the incremental SG&A associated with Schonstedt and Cues since their respective dates of acquisition and higher professional fees related to acquisition activities, partially offset by cost reductions associated with restructuring actions implemented over the past year.
For 2017, the decrease in SG&A expense, compared to 2016, was due primarily to the impact of (i) the sale of the dry cooling business at the end of the first quarter of 2016 and (ii) cost reduction actions within certain of our businesses during 2017.
Intangible Amortization — For 2018, the increase in intangible amortization, compared to 2017, was due to the impact of the intangible assets acquired in connection with the Schonstedt and Cues transactions.
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
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 7 to our consolidated financial statements for the details of actions taken in 2018, 2017 and 2016. The components of special charges, net, are as follows:

	Year ended December 31,
	2018	2017	2016
Employee termination costs	$5.7	$2.5	$1.7
Other cash costs, net	—	0.2	—
Non-cash asset write-downs	0.6	—	3.6
Total	$6.3	$2.7	$5.3
Gain on Contract Settlement — During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer of our Heat Transfer business for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.
Gain on Sale of Dry Cooling Business — On March 30, 2016, we completed the sale of our dry cooling business resulting in a gain of $18.4. See Notes 1 and 4 to our consolidated financial statements for additional details.
Other Expense, Net — Other expense, net, for 2018 was composed primarily of pension and postretirement expense of $3.9, charges of $5.0 associated with legacy environmental matters, and charges of $2.0 associated with asbestos product liability matters, partially offset by income of $1.5 related to the reduction of the parent company guarantees and bank surety bonds liability and the amortization of related indemnification assets that remain outstanding in connection with the Balcke Dürr sale, income from company-owned life insurance policies of $0.9, and equity earnings in joint ventures of $0.6.
Other expense, net, for 2017 was composed primarily of pension and postretirement expense of $5.1, charges of $3.5 associated with asbestos product liability matters, foreign currency transaction losses of $2.9, and losses on currency forward embedded derivatives (“FX embedded derivatives”) of $0.6, partially offset by a gain of $2.7 associated with the discontinuance of hedge accounting on our interest rate swap agreements, income from company-owned life insurance policies of $1.7, and equity earnings in joint ventures of $0.7.
Other expense, net, for 2016 was composed primarily of pension and postretirement expense of $15.0, charges of $4.2 associated with asbestos product liability matters, losses on foreign currency forward contracts (“FX forward contracts”) of $5.1, and losses on FX embedded derivatives of $1.2. These amounts were offset partially by foreign currency transaction gains of $3.9, income from company-owned life insurance policies of $2.8, equity earnings in joint ventures of $1.5, income associated with transition services provided in connection with the sale of the dry cooling business of $0.9, and gains on asset sales of $0.9.
Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2018, compared to 2017, was primarily a result of the borrowings required to finance the acquisition of Cues and a higher weighted-average interest rate during 2018 on the outstanding borrowings of our senior credit facilities.
The increase in interest expense, net, during 2017, compared to 2016, was primarily a result of a higher weighted-average interest rate and higher average debt balances during 2017, compared to 2016.
Loss on Amendment/Refinancing of Senior Credit Agreement — During the fourth quarter of 2018, we elected to reduce the issuance capacity of our foreign credit facilities under our senior credit agreement by $50.0. In connection with such reduction, we recorded a charge of $0.4 associated with the write-off of the unamortized deferred financing costs related to the $50.0 of previously available issuance capacity.
During the fourth quarter of 2017, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.9, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities.
In the third quarter of 2016, we reduced the issuance capacity under our foreign credit facilities by $200.0. In connection with such reduction, we recorded a charge of $1.3 associated with the write-off of the unamortized deferred financing costs related to the $200.0 of previously available issuance capacity.
Income Taxes — During 2018, we recorded an income tax provision of $1.4 on $79.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 1.8%. The most significant items impacting effective tax rate for 2018 were (i) the utilization of $33.0 of prior years’ losses generated in foreign jurisdictions in which no benefit was previously recognized, (ii) $7.0 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.2 of excess tax benefits resulting from stock-based compensation awards that vested during the year.
During 2017, we recorded an income tax benefit of $47.9 on $36.1 of a pre-tax income from continuing operations, resulting in an effective tax rate of (132.7)%. The most significant items impacting effective tax rate for 2017 were (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of net tax charges associated with the impact of the Act described more fully above and (iv) $68.2 of foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely.
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
Results of Discontinued Operations
Sale of Balcke Dürr Business
As indicated in Note 1 to our consolidated financial statements, on December 30, 2016, we completed the sale of Balcke Dürr for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” during the fourth quarter of 2016.

The results of Balcke Dürr are presented as a discontinued operation. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the year ended December 31, 2016 are shown below:

Revenues	$153.4
Costs and expenses:
Costs of products sold	144.2
Selling, general and administrative	31.4
Special charges (credits), net	(1.3)
Other expense, net	(0.2)
Loss before taxes	(21.1)
Income tax benefit	4.5
Loss from discontinued operations	$(16.6)
The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2016:

Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0
Capital expenditures	0.7
During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments. During the second quarter of 2018, we reached a settlement with the Buyer on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the Buyer in the amount of Euro 3.0. The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018. See Note 4 to our consolidated financial statements for information on discontinued operations.
Other Discontinued Operations Activity
In addition to the businesses discussed above, we recognized net losses of $0.8, $1.5 and $2.7 during 2018, 2017 and 2016, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2016.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the years ended December 31, 2018, 2017 and 2016, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2018	2017	2016
Balcke Dürr
Income (loss) from discontinued operations	$6.3	$(2.6)	$(107.0)
Income tax (provision) benefit	(2.5)	9.4	11.8
Income (loss) from discontinued operations, net	3.8	6.8	(95.2)

All other
Loss from discontinued operations	(1.2)	(4.0)	(3.7)
Income tax benefit	0.4	2.5	1.0
Loss from discontinued operations, net	(0.8)	(1.5)	(2.7)

Total
Income (loss) from discontinued operations	5.1	(6.6)	(110.7)
Income tax (provision) benefit	(2.1)	11.9	12.8
Income (loss) from discontinued operations, net	$3.0	$5.3	$(97.9)
Other Dispositions
Sale of Dry Cooling Business
As indicated in Note 1 to our consolidated financial statements, on March 30, 2016, we completed the sale of our dry cooling business for cash proceeds for $47.6 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $18.4.
Results of Reportable and Other Operating Segments
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our consolidated financial statements for a description of each of our reportable segments.
Non-GAAP Measures — Throughout the following discussion of reportable and other operating segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations — Non-GAAP Measures.”
HVAC Reportable Segment

	Year Ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Revenues	$582.1	$511.0	$509.5	13.9	0.3
Income	90.0	74.1	80.2	21.5	(7.6)
% of revenues	15.5%	14.5%	15.7%
Components of revenue increase:
Organic				13.7	0.3
Foreign currency				0.2	—
Net revenue increase				13.9	0.3
Revenues — For 2018, the increase in revenues, compared to 2017, was due to an increase in organic revenue and, to a lesser extent, the impact of a weaker U.S. dollar. The increase in organic revenue was a result of an increase in sales for all of the primary product lines within the segment.
For 2017, the increase in revenues, compared to 2016, was due to the increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of cooling products and heating and ventilation products, partially offset by a decline in sales of boiler products.

Income — For 2018, income and margin increased, compared to 2017, primarily as a result of the organic revenue growth noted above.
For 2017, income and margin decreased, compared to 2016, primarily as a result of a less profitable sales mix associated with the segment’s cooling and boiler products as well as lower absorption of fixed costs within the boiler products business due to the lower sales volumes noted above.
Backlog — The segment had backlog of $46.9 and $41.4 as of December 31, 2018 and 2017, respectively. Approximately 96% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Revenues	$320.9	$260.3	$226.4	23.3	15.0
Income	72.4	63.4	45.3	14.2	40.0
% of revenues	22.6%	24.4%	20.0%
Components of revenue increase:
Organic				(0.3)	15.5
Foreign currency				0.4	(0.5)
Acquisitions				23.2	—
Net revenue increase				23.3	15.0
Revenues — For 2018, the increase in revenues, compared to 2017, was primarily due to the impact of the Schonstedt and Cues acquisitions, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales of bus fare collection systems.
For 2017, the increase in revenues, compared to 2016, was due to an increase in organic revenue. The increase in organic revenue was the result of an increase in sales for all of the primary product lines within the segment.
Income — For 2018, income increased compared to 2017, primarily as a result of the revenue increase noted above. The decrease in margin was primarily the result of (i) a charge of $4.6 associated with the excess fair value (over historical cost) of inventory acquired in the Cues and Schonstedt transactions which has been subsequently sold and (ii) the incremental amortization expense associated with the intangible assets acquired in these transactions, partially offset by a more profitable sales mix in 2018.
For 2017, the increase in income and margin, compared to 2016, was due primarily to the revenue increase noted above and lower SG&A expense resulting from cost reductions within our bus fare collection systems’ and communication technologies’ businesses.
Backlog — The segment had backlog of $71.9 and $54.0 as of December 31, 2018 and 2017, respectively. Approximately 76% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.
Engineered Solutions Reportable Segment

	Year Ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Revenues	$537.0	$560.7	$598.0	(4.2)	(6.2)
Income	35.0	44.2	39.1	(20.8)	13.0
% of revenues	6.5%	7.9%	6.5%
Components of revenue decline:
Organic				(6.7)	(5.1)
Sale of dry cooling business				—	(1.1)
Adoption of ASC 606				2.5	—
Net revenue decline				(4.2)	(6.2)
Revenues — For 2018, the decrease in revenues, compared to 2017, was due primarily to a decline in organic revenue, partially offset by the impact of the adoption of ASC 606. The decline in organic revenue primarily resulted from a decrease in sales of process cooling products. Revenue for the segment’s process cooling business continues to be impacted by a shift in its sales model, as the business is now focused more on high-margin components and services and less on low-margin large projects.

For 2017, the decrease in revenues, compared to 2016, was due primarily to a decline in organic revenue. The decline in organic revenue was the result of lower sales of power transformers and process cooling products. The decrease in power transformer sales was due primarily to the timing of shipments, while the decrease in sales of process cooling products was primarily the result of the shift in the sales model noted above.
Income — For 2018, the decrease in income and margin, compared to 2017, was due primarily to a decline in profitability for the segment’s power transformer business associated with a less profitable sale mix, higher commodity costs, and less favorable cost absorption during 2018.
For 2017, the increase in income and margin, compared to 2016, was due primarily to increased profits within the segment’s process cooling business primarily as a result of the shift in its sales model noted above.
Backlog — The segment had backlog of $311.2 and $320.6 as of December 31, 2018 and 2017, respectively. Approximately 88% of the segment’s backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.
All Other

	Year Ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Revenues	$98.6	$93.8	$138.4	5.1	(32.2)
Loss	(18.9)	(56.8)	(21.8)	(66.7)	160.6
% of revenues	(19.2)%	(60.6)%	(15.8)%
Components of revenue increase (decline):
Organic				(31.9)	(13.2)
Foreign currency				0.5	7.7
South Africa revenue revision				36.5	(26.7)
Net revenue increase (decline)				5.1	(32.2)
Revenues — For 2018, the increase in revenues, compared to 2017, was due primarily to (i) a reduction in revenue of $36.9 in 2017 related to revisions to the expected revenue and costs on our large power projects in South Africa and (ii) a weaker U.S. dollar versus the South African Rand during 2018, partially offset by a decline in organic revenue. The decline in organic revenue was the result of lower sales related to (i) the large power projects in South Africa, as these projects generally are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.
For 2017, the decrease in revenues, compared to 2016, was due primarily to the $36.9 reduction in revenue noted above related to our large power projects in South Africa and a decline in organic revenue, partially offset by the impact of a weaker U.S. dollar versus the South African Rand during 2017. The decline in organic revenue was the result of lower sales related to the large power projects in South Africa, as these projects generally are in the latter stages of completion.
Loss — For 2018, the decrease in the loss, compared to 2017, was due primarily to the fact that 2017 included a charge of $52.8 associated with revisions to the expected revenues and costs of our large power projects in South Africa, partially offset by a $10.2 gain resulting from the settlement of a contract that had been suspended and then ultimately cancelled by a customer of our Heat Transfer business.
For 2017, the increase in the loss, compared to 2016, was due primarily to the $52.8 charge noted above associated with our large power projects in South Africa, partially offset by the $10.2 gain noted above.
Backlog — These operating segments had aggregate backlog of $26.8 and $113.4 as of December 31, 2018 and 2017, respectively. Approximately 97% of the backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.

Corporate Expense and Other Expense

	Year Ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Total consolidated revenues	$1,538.6	$1,425.8	$1,472.3	7.9	(3.2)
Corporate expense	48.5	46.2	41.7	5.0	10.8
% of revenues	3.2%	3.2%	2.8%
Long-term incentive compensation expense	15.5	15.8	13.7	(1.9)	15.3

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The increase in corporate expense in 2018, compared to 2017, was due primarily to professional fees and other costs incurred in connection with acquisition-related activities, partially offset by lower incentive compensation expense. The increase in corporate expense in 2017, compared to 2016, was due primarily to higher incentive compensation expense, as well as higher professional fees.
Long-Term Incentive Compensation Expense —  The decrease in long-term incentive compensation expense during 2018, compared to 2017, was due to the impact of award forfeitures as a result of participant resignations during the year. The increase in long-term incentive compensation expense during 2017, compared to 2016, was due primarily to additional charges of $1.6 in 2017 associated with certain of our long-term cash-awards, as we now expect to exceed the three-year segment income performance target required of these awards.
See Note 15 to our consolidated financial statements for further details on our long-term incentive compensation plans.
Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Continuing operations:
Cash flows from operating activities	$112.9	$53.5	$45.7
Cash flows from (used in) investing activities	(184.2)	(10.6)	44.1
Cash flows from (used in) financing activities	16.8	(6.2)	(20.5)
Cash flows from (used in) discontinued operations	1.3	(6.6)	(77.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(2.3)	(5.4)	6.7
Net change in cash and equivalents	$(55.5)	$24.7	$(1.8)
2018 Compared to 2017
Operating Activities — The increase in cash flows from operating activities, compared to 2017, was due primarily to net income tax refunds in 2018 of $44.3 (versus net income tax payments of $22.9 during 2017).
Investing Activities — Cash flows used in investing activities for 2018 were comprised primarily of cash utilized in the acquisitions of Schonstedt and Cues of $180.8 and capital expenditures of $12.4, partially offset by net cash proceeds of $4.8 received in connection with the sale of certain intangible assets of our Heat Transfer business and cash proceeds of $4.6 received in connection with the subsequent sale of marketable securities acquired in connection with the Cues transaction. Cash flows used in investing activities for 2017 were comprised primarily of capital expenditures of $11.0.
Financing Activities — Cash flows from financing activities for 2018 primarily related to net borrowings in connection with the Cues acquisition. Cash flows used in financing activities for 2017 primarily related to financing fees of $3.6 paid in connection with the December 2017 amendment of our senior credit agreement and net repayments under our various debt instruments of $1.3.
Discontinued Operations — Cash flows from discontinued operations for 2018 related primarily to proceeds of $3.6 received in connection with a settlement reached with the Buyer of Balcke Dürr, partially offset by disbursements for liabilities retained in connection with dispositions. Cash flows used in discontinued operations for 2017 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2018 and 2017.

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
Investing Activities — Cash flows used in investing activities for 2017 were comprised primarily of capital expenditures of $11.0. Cash flows from investing activities for 2016 related to proceeds from asset sales of $48.1 (including proceeds from the sale of the dry cooling business of $47.6) and net proceeds from company-owned life insurance policies of $7.7, partially offset by capital expenditures of $11.7.
Financing Activities — During 2017, cash flows used in financing activities primarily related to financing fees of $3.6 paid in connection with the December 2017 amendment of our senior credit agreement and net repayments under our various debt instruments of $1.3. During 2016, cash flows used in financing activities primarily related to net repayments of debt of $18.9.
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
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2018:

	December 31, 2017	Borrowings	Repayments	Other (4)	December 31, 2018
Revolving loans	$—	$199.4	$(193.0)	$—	$6.4
Term loan (1)	347.7	—	—	0.4	348.1
Trade receivables financing arrangement (2)	—	123.0	(100.0)	—	23.0
Other indebtedness (3)	9.1	14.2	(19.0)	—	4.3
Total debt	356.8	$336.6	$(312.0)	$0.4	381.8
Less: short-term debt	7.0				31.9
Less: current maturities of long-term debt	0.5				18.0
Total long-term debt	$349.3				$331.9
_____________________________________________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.9 and $2.3 at December 31, 2018 and December 31, 2017, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2018, we had $27.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $23.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.8, capital lease obligations of $1.8 and $2.1, and borrowings under a line of credit in China of $0.0 and $4.1, at December 31, 2018 and 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the term loan, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2018 are $18.0, $18.0, $17.9, $297.8 and $0.1, respectively.
Senior Credit Facilities
On December 19, 2017, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”)

and provide committed senior secured financing with an aggregate amount of $900.0. On November 16, 2018, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $35.0 and $15.0, respectively, which resulted in a reduction of our committed senior secured financing from $900.0 to $850.0. The components of our senior secured financing (each with a final maturity of December 19, 2022) were as follows as of December 31, 2018:

•	A term loan facility in an aggregate principal amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $110.0 (previously $145.0); and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $40.0 (previously $55.0).
In connection with the reduction of our foreign credit instrument facility commitments as noted above, we recorded a charge of $0.4 to “Loss on amendment/refinancing of senior credit agreement,” during the fourth quarter of 2018 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $50.0.
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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 4.3% at December 31, 2018.
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
At December 31, 2018, we had $311.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $6.4 and $32.0 reserved for outstanding letters of credit. In addition, at December 31, 2018, we had $30.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $119.9 reserved for outstanding letters of credit.
At December 31, 2018, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2018 and 2017, the participating businesses had $2.5 and $2.8, respectively, outstanding under this arrangement.
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
In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2018, the aggregate amount of borrowing capacity under these facilities was $20.0, while the aggregate borrowings outstanding were $0.0.
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
Our derivative financial assets and liabilities include interest rate swap agreements, FX forward contracts, FX embedded derivatives, and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.
As of December 31, 2018, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under the Credit Agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, have an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2018, the aggregate notional amounts of the New Swaps was $260.0 and the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $0.2. In addition, as of December 31, 2018 we recorded a long-term asset of $0.2 to recognize the fair value of the New Swaps. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $14.4 and $9.0 outstanding as of December 31, 2018 and 2017, respectively, with all of the $14.4 scheduled to mature in 2019. We also had FX embedded derivatives with an aggregate notional amount of $0.4 and $1.1 at December 31, 2018 and 2017, respectively, with all of the $0.4 scheduled to mature in 2019. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of December 31, 2018 and 2017. The net loss recorded in “Other expense, net” related to FX forward contracts and embedded derivatives totaled $0.1 in 2018, $0.4 in 2017 and $6.3 in 2016.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.9 and 3.6 pounds of copper at December 31, 2018 and 2017, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2018 and 2017, the fair value of these contracts was $1.0 (current liability) and $1.1 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI was $(0.8) and $0.8 as of December 31, 2018 and 2017, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2018 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments as of December 31, 2018 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.

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
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2018, we had $31.2 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2018 totaled $12.4, compared to $11.0 and $11.7 in 2017 and 2016, respectively. Capital expenditures in 2018 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2019 capital expenditures to approximate $15.0 to $20.0, with a significant portion related to replacement of equipment.
In 2018, we made contributions and direct benefit payments of $15.6 to our defined benefit pension and postretirement benefit plans. We expect to make $15.3 of minimum required funding contributions and direct benefit payments in 2019. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately (5.0)% in 2018. See Note 10 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, we received $44.3 of income tax refunds for 2018, and paid incomes taxes of $22.9 and $4.8 in 2017 and 2016, respectively. In 2018, we made payments of $5.0 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $49.3. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.
As of December 31, 2018, except as discussed in Notes 4, 14 and 16 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $32.0 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $119.9 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) $80.4 of surety bonds.
Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. In addition, you should read “Risk Factors,” “Results for Reportable and Other Operating Segments” included in this MD&A, and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2018:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$31.9	$31.9	$—	$—	$—
Long-term debt obligations	351.8	18.0	35.9	297.9	—
Pension and postretirement benefit plan contributions and payments(1)	204.2	15.2	27.6	24.4	137.0
Purchase and other contractual obligation(2)	90.3	76.0	14.3	—	—
Future minimum operating lease payment(3)	31.2	9.1	11.8	7.2	3.1
Interest payments	58.5	15.8	29.3	13.4	—
Total contractual cash obligations(4)(5)	$767.9	$166.0	$118.9	$342.9	$140.1
____________________________

(1)
Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2018 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 10 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)	Represents contractual commitments to purchase goods and services at specified dates.

(3)	Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $4.0.

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

Our recorded liabilities related to these matters totaled $631.7 (including $587.5 for asbestos product liability matters) and $685.7 (including $641.2 for asbestos product liability matters) at December 31, 2018 and 2017, respectively. The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $541.9 and $590.9 at December 31, 2018 and 2017, respectively. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa. Over such time, the business environment surrounding these projects has been difficult, as DBT has experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. These challenges have resulted in (i) significant adjustments to our revenue and cost estimates for the projects and (ii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.). We believe that our probable liability associated with known claims has been adequately provided for in our consolidated financial statements. We may become subject to other claims, which could be significant. DBT has completed the majority of its contractual scope on the projects and is targeting to complete the remainder by the end of 2019. It is possible that certain of the outstanding claims could be resolved in 2019, while others are not likely to be resolved until after DBT completes its remaining scope. Our future financial position, operating results, and cash flows could be impacted by the resolution of current and any future claims, as well as potential changes to revenue and cost estimates relating to the execution of DBT’s remaining scope.

Claims Activity - On February 15, 2019, DBT received a claim of South African Rand 116.7 (or $8.0) from one of its prime contractors on the projects alleging that DBT failed to meet a specific contract milestone. We believe that DBT has numerous defenses against this allegation and, thus, we do not believe that we have a probable liability associated with the claim. As such, no amount has been reflected in the accompanying consolidated financial statements for this matter.

DBT has made various claims against the prime contractors for the projects. We have recognized revenue associated with these claims, along with certain unapproved change orders, to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. As of December 31, 2018, the recorded cumulative revenues related to these claims and unapproved change orders totaled $37.9. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.

On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $17.7). We believe that the decision is invalid on numerous bases. Therefore, DBT intends to pursue all available legal recourse in the matter and DBT has already referred the matter to both an arbitration process and court proceedings. Specifically, we believe, among other things, that (i) the adjudicator lacked jurisdiction to decide the claims and (ii) these and other claims were previously settled and satisfied by way of a 2015 amendment to the contract between DBT and the subcontractor. Based on the reasons stated above, we have concluded that it is not probable that a loss has been incurred with respect to this matter and, therefore, a liability has not been recorded in our consolidated financial statements.

It is possible that an adverse resolution for any of these claims could have a material effect on our consolidated financial statements.

Change in Cost Estimates - During 2017, we experienced higher than expected costs associated with (i) DBT’s efforts to accelerate completion of certain scopes of work, (ii) financial and other challenges facing certain of DBT’s subcontractors, and (iii) delays and other on-site productivity challenges. As a result, during the second and fourth quarters of 2017, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in aggregate charges to “Income (loss) from continuing operations before income taxes” of $52.8 during 2017 ($22.9 and $29.9 during the second and fourth quarters of 2017, respectively), which is comprised of a reduction in revenue of $36.9 ($13.5 and $23.4 during the second and fourth quarters of 2017, respectively) and an increase in cost of products sold of $15.9 ($9.4 and $6.5 during the second and fourth quarters of 2017, respectively).
Although we believe that our current estimates of revenues and costs relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
DBT has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $17.7 and $20.9 at December 31, 2018 and 2017, respectively) within “Accrued expenses” on our consolidated balance sheets as of December 31, 2018 and 2017, with the related offset recorded to “Paid-in-capital” and “Accumulated other comprehensive income.” In addition, during 2016 we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.
In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. On January 22, 2018, the Court ruled in SPX Technologies’ favor and set aside the Arbitration Tribunal’s ruling. This ruling by the Court is subject to appeal by the BEE Partner. The BEE Partner has appealed the decision and SPXT is continuing to assert all legal defenses available to it. We expect the appeals court to hear this matter late in 2019.

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
Revenue Recognition
As previously indicated, effective January 1, 2018, we adopted, under the modified retrospective transition approach, a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This guidance requires revenue to be recognized over-time or at a point in time.

Most of our businesses recognize revenue at a point in time as satisfaction of the related performance obligations occur at the time of shipment or delivery, while certain of our businesses recognize revenue and costs for long-term contracts over-time (in 2018) or, under the previous revenue recognition guidance, utilizing the percentage-of-completion method (prior to 2018).

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2018, 2017, and 2016, we recognized $582.6, $255.5 and $336.1, respectively, of revenues under such methods. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

Our long-term contracts often include unapproved change orders and claims. We include in our contract estimates additional revenue for unapproved change orders or claims when we believe we have an enforceable right to the unapproved change order or claim and the amount can be reliably estimated. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs, and the objective evidence available to support the claim. These estimates are also based on historical award experience. Due to uncertainties inherent in the estimation process, it is reasonably possible that the ultimate revenues and completion costs on our long-term contracts, including those arising from contract penalty provisions and final contract settlements, will be revised during the duration of the contract. These revised revenues and costs are recognized in the period in which the revisions are determined.
Our estimation process for determining revenues and costs for our long-term contracts is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below).
As our long-term contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed by the applicable revenue recognition guidance.
We believe the underlying factors used to estimate our long-term contracts costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenues are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to long-term contracts include, but are not limited to, the following:

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

In some cases, the timing of revenue recognition, particularly for revenue recognized over time or under the percentage-of-completion method, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specific units, or completion of the contract.
In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.
See Note 1, 3, and 5 to our consolidated financial statements for further information on our revenue recognition policies.
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
Based on our annual goodwill impairment testing in 2018, we determined that the estimated fair value of each of our reporting units, exclusive of Cues, exceeded the carrying value of their respective net assets by over 90%. The estimated fair value of Cues approximates the carrying value of its net assets.
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
See Note 9 to our consolidated financial statements for additional details.

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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2018 pension expense by approximately $13.1, and a 50 basis point increase in the discount rate would have decreased our 2018 pension expense by approximately $14.2.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2019, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 7.00%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level.
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
The following table provides information, as of December 31, 2018, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2019	2020	2021	2022	Thereafter	Total	Fair Value
Term loan	$17.5	$17.5	$17.5	$297.5	$—	$350.0	$—
Average interest rate						4.3%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
We had interest rate swap agreements with an aggregate notional amount of $260.0 at December 31, 2018. The fair value of these swaps was $0.2 (recorded as a current asset) as of December 31, 2018.
We had FX forward contracts with an aggregate notional amount of $14.4 at December 31, 2018, with all of the $14.4 scheduled to mature in 2019. We also had FX embedded derivatives with an aggregate notional amount of $0.4 at December 31, 2018, with all of the $0.4 scheduled to mature in 2019. The aggregate fair value of our FX forward contracts and FX embedded derivatives was $0.2 (recorded as a current liability) as of December 31, 2018.
We had commodity contracts with an outstanding notional amount of 3.9 pounds of copper at December 31, 2018. The fair value of these contracts was $1.0 (recorded as a current liability) as of December 31, 2018.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2018
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SPX Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 15, 2019

We have served as the Company’s auditor since 2002.

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues	$1,538.6	$1,425.8	$1,472.3
Costs and expenses:
Cost of products sold	1,127.9	1,095.6	1,096.5
Selling, general and administrative	292.6	277.2	286.0
Intangible amortization	4.2	0.6	2.8
Impairment of intangible assets	—	—	30.1
Special charges, net	6.3	2.7	5.3
Gain on contract settlement	—	10.2	—
Gain on sale of dry cooling business	—	—	18.4
Operating income	107.6	59.9	70.0
Other expense, net	(7.6)	(7.1)	(15.3)
Interest expense	(21.5)	(17.1)	(14.8)
Interest income	1.5	1.3	0.8
Loss on amendment/refinancing of senior credit agreement	(0.4)	(0.9)	(1.3)
Income from continuing operations before income taxes	79.6	36.1	39.4
Income tax (provision) benefit	(1.4)	47.9	(9.1)
Income from continuing operations	78.2	84.0	30.3
Loss from discontinued operations, net of tax	—	—	(16.6)
Gain (loss) on disposition of discontinued operations, net of tax	3.0	5.3	(81.3)
Income (loss) from discontinued operations, net of tax	3.0	5.3	(97.9)
Net income (loss)	81.2	89.3	(67.6)
Less: Net loss attributable to noncontrolling interests	—	—	(0.4)
Net income (loss) attributable to SPX Corporation common shareholders	81.2	89.3	(67.2)
Adjustment related to redeemable noncontrolling interest (Note 14)	—	—	(18.1)
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$81.2	$89.3	$(85.3)

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income from continuing operations, net of tax	$78.2	$84.0	$12.6
Income (loss) from discontinued operations, net of tax	3.0	5.3	(97.9)
Net income (loss)	$81.2	$89.3	$(85.3)
Basic income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.82	$1.98	$0.30
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.07	0.13	(2.35)
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.89	$2.11	$(2.05)
Weighted-average number of common shares outstanding — basic	43.054	42.413	41.610
Diluted income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.75	$1.91	$0.30
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	0.07	0.12	(2.32)
Net income (loss) per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.82	$2.03	$(2.02)
Weighted-average number of common shares outstanding — diluted	44.660	43.905	42.161
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$81.2	$89.3	$(67.6)
Other comprehensive income (loss), net:
Pension liability adjustment, net of tax (provision) benefit of $5.9, $(9.8), and $0.4 in 2018, 2017 and 2016, respectively	0.6	15.2	(0.6)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $0.7, $0.4 and $(1.7) in 2018, 2017 and 2016, respectively	(1.4)	(0.7)	3.3
Foreign currency translation adjustments	(4.4)	0.5	(50.9)
Other comprehensive income (loss), net	(5.2)	15.0	(48.2)
Total comprehensive income (loss)	76.0	104.3	(115.8)
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	(0.4)
Total comprehensive income (loss) attributable to SPX Corporation common shareholders	$76.0	$104.3	$(115.4)
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$68.8	$124.3
Accounts receivable, net	269.1	267.5
Contract assets	91.2	—
Inventories, net	128.8	143.0
Other current assets (includes income taxes receivable of $18.9 and $62.4 at December 31, 2018 and 2017, respectively)	40.5	97.7
Total current assets	598.4	632.5
Property, plant and equipment:
Land	19.4	15.8
Buildings and leasehold improvements	125.2	120.5
Machinery and equipment	334.1	330.4
	478.7	466.7
Accumulated depreciation	(294.5)	(280.1)
Property, plant and equipment, net	184.2	186.6
Goodwill	394.4	345.9
Intangibles, net	198.4	117.6
Other assets	657.7	706.9
Deferred income taxes	24.4	50.9
TOTAL ASSETS	$2,057.5	$2,040.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153.6	$159.7
Contract liabilities	79.5	—
Accrued expenses	183.7	292.6
Income taxes payable	3.5	1.2
Short-term debt	31.9	7.0
Current maturities of long-term debt	18.0	0.5
Total current liabilities	470.2	461.0
Long-term debt	331.9	349.3
Deferred and other income taxes	23.2	29.6
Other long-term liabilities	817.3	885.8
Total long-term liabilities	1,172.4	1,264.7
Commitments and contingent liabilities (Note 14)
Equity:
Common stock (51,528,778 and 43,450,305 issued and outstanding at December 31, 2018, respectively, and 51,186,064 and 42,650,599 issued and outstanding at December 31, 2017, respectively)	0.5	0.5
Paid-in capital	1,295.4	1,309.8
Retained deficit	(650.1)	(742.3)
Accumulated other comprehensive income	244.9	250.1
Common stock in treasury (8,078,473 and 8,535,465 shares at December 31, 2018 and 2017, respectively)	(475.8)	(503.4)
Total equity	414.9	314.7
TOTAL LIABILITIES AND EQUITY	$2,057.5	$2,040.4
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$1.0		$2,649.6	$897.8	$283.3	$(3,486.3)	$345.4	$(37.1)	$308.3
Net loss	—		—	(67.2)	—	—	(67.2)	(0.4)	(67.6)
Other comprehensive loss, net	—		—	—	(48.2)	—	(48.2)	—	(48.2)
Incentive plan activity	—		8.8	—	—	—	8.8	—	8.8
Long-term incentive compensation expense	—		12.7	—	—	—	12.7	—	12.7
Restricted stock and restricted stock unit vesting, including related tax benefit of $2.2 and net of tax withholdings	—		(21.8)	—	—	17.9	(3.9)	—	(3.9)
Treasury share retirement	(0.5)		(1,285.4)	(1,662.2)		2,948.1	—	—	—
Adjustment related to redeemable noncontrolling interest (Note 14)	—		(56.0)	—	—	—	(56.0)	38.7	(17.3)
Other changes in noncontrolling interest	—		—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2016	0.5		1,307.9	(831.6)	235.1	(520.3)	191.6	—	191.6
Net income	—		—	89.3	—	—	89.3	—	89.3
Other comprehensive income, net	—		—	—	15.0	—	15.0	—	15.0
Incentive plan activity	—		11.3	—	—	—	11.3	—	11.3
Long-term incentive compensation expense	—		12.0	—	—	—	12.0	—	12.0
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.6 and net of tax withholdings	—		(21.4)	—	—	16.9	(4.5)	—	(4.5)
Balance at December 31, 2017	0.5		1,309.8	(742.3)	250.1	(503.4)	314.7	—	314.7
Net income	—		—	81.2	—	—	81.2	—	81.2
Other comprehensive loss, net	—		—	—	(5.2)	—	(5.2)	—	(5.2)
Incentive plan activity	—		10.3	—	—	—	10.3	—	10.3
Long-term incentive compensation expense	—		11.6	—	—	—	11.6	—	11.6
Restricted stock and restricted stock unit vesting	—		(36.3)	—	—	27.6	(8.7)	—	(8.7)
Impact of adoption of ASU 2016-01 - See Note 3	—		—	12.0	—	—	12.0	—	12.0
Impact of adoption of ASC 606 - See Note 3	—		—	4.0		—	4.0	—	4.0
Impact of adoption of ASU 2016-16 - See Note 3	—		—	(0.2)	—	—	(0.2)	—	(0.2)
Stranded income tax effects resulting from tax reform - See Note 3	—	—	—	(4.8)		—	(4.8)	—	(4.8)
Balance at December 31, 2018	$0.5		$1,295.4	$(650.1)	$244.9	$(475.8)	$414.9	$—	$414.9
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2018	2017	2016
Cash flows from (used in) operating activities:
Net income (loss)	$81.2	$89.3	$(67.6)
Less: Income (loss) from discontinued operations, net of tax	3.0	5.3	(97.9)
Income from continuing operations	78.2	84.0	30.3
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	6.3	2.7	5.3
Gain on asset sales	—	—	(0.9)
Gain on sale of dry cooling business	—	—	(18.4)
Impairment of intangible assets	—	—	30.1
Loss on amendment/refinancing of senior credit agreement	0.4	0.9	1.3
Deferred and other income taxes	(0.3)	(21.0)	—
Depreciation and amortization	29.2	25.2	26.5
Pension and other employee benefits	13.7	14.9	24.8
Long-term incentive compensation	15.5	15.8	13.7
Other, net	2.3	4.7	3.2
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	52.6	(103.5)	(36.4)
Inventories	5.1	4.5	8.5
Accounts payable, accrued expenses and other	(86.5)	28.3	(40.2)
Cash spending on restructuring actions	(3.6)	(3.0)	(2.1)
Net cash from continuing operations	112.9	53.5	45.7
Net cash used in discontinued operations	(2.3)	(6.6)	(46.9)
Net cash from (used in) operating activities	110.6	46.9	(1.2)
Cash flows from (used in) investing activities:
Proceeds from asset sales	9.5	—	48.1
Proceeds (expenditures) related to company-owned life insurance policies, net	(0.8)	0.7	7.7
(Increase) decrease in restricted cash	0.3	(0.3)	—
Business acquisitions, net of cash acquired	(180.8)	—	—
Capital expenditures	(12.4)	(11.0)	(11.7)
Net cash from (used in) continuing operations	(184.2)	(10.6)	44.1
Net cash used in discontinued operations (includes cash divested with the sale of Balcke Dürr of $30.2 in 2016)	3.6	—	(30.9)
Net cash from (used in) investing activities	(180.6)	(10.6)	13.2
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	199.4	404.6	56.2
Repayments under senior credit facilities	(193.0)	(395.8)	(65.0)
Borrowings under trade receivables agreement	123.0	74.0	72.0
Repayments under trade receivables agreement	(100.0)	(74.0)	(72.0)
Net repayments under other financing arrangements	(4.8)	(10.1)	(10.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(7.8)	(1.3)	(1.6)
Financing fees paid	—	(3.6)	—
Net cash from (used in) continuing operations	16.8	(6.2)	(20.5)
Net cash from (used in) discontinued operations	—	—	—
Net cash from (used in) financing activities	16.8	(6.2)	(20.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	(2.3)	(5.4)	6.7
Net change in cash and equivalents	(55.5)	24.7	(1.8)

Consolidated cash and equivalents, beginning of period	124.3	99.6	101.4
Consolidated cash and equivalents, end of period	$68.8	$124.3	$99.6
Cash and equivalents of continuing operations	$68.8	$124.3	$99.6
Supplemental disclosure of cash flow information:
Interest paid	$19.7	$15.1	$12.5
Income tax refunds (payments), net	$44.3	$(22.9)	$(4.8)
Non-cash investing and financing activity:
Debt assumed	$0.2	$0.9	$3.9
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2018
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
Principles of Consolidation — The consolidated financial statements include SPX Corporation’s (“SPX”, “our”, or “we”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and in Notes 2, 4 and 16 for further discussion of the Balcke Dürr sale. All other VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.
Shift Away from the Power Generation Markets — On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc., a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the activities summarized below:

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

•
Planned Wind-Down of the SPX Heat Transfer Business - During the second quarter of 2018, as a continuation of our strategic shift away from power generation markets, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business. In connection with the planned wind-down, we recorded charges of $3.5 in our 2018 operating results, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment and $2.0 related to severance costs (both included in “Special charges, net”). In addition, and as part of the wind-down, we sold certain intangible assets of the Heat Transfer business for net cash proceeds of $4.8, which resulted in a gain of less than $0.1 within our 2018 operating results. We anticipate completing the wind-down of Heat Transfer during of the first half of 2019.

Change in Segment Reporting Structure - During the fourth quarter of 2018, due, in part, to certain wind-down activities, and the related decline in volumes, at our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), and Heat Transfer business, we concluded that these operating segments are no longer economically similar to the other operating segments within our Engineered Solutions reportable segment. As such, DBT and Heat Transfer are now being reported, for all periods presented, within an “All Other” category outside of our reportable segments. See Note 6 for additional details.

Acquisitions in 2018:

•
Schonstedt - On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”), a manufacturer and distributor of magnetic locator products used for locating underground utilities and other buried objects, for a purchase price of $16.4, net of cash acquired of $0.3. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations. The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•
Cues - On June 7, 2018, we completed the acquisition of Cues, Inc. (“Cues”), a manufacturer of pipeline inspection and rehabilitation equipment, which significantly increases our presence in the pipeline inspection market. The acquisition was completed through the purchase of all of the issued and outstanding shares of Cues’ parent company for a purchase price of $164.4, net of cash acquired of $20.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change based on the final assessment and valuation of certain income tax amounts. The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment. See Note 4 for additional details on the Cues acquisition.

New Income Tax Law in the United States — On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changes United States (“U.S.”) income tax law for businesses and individuals. The Act introduced changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act imposes tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings. As provided for by Staff Accounting Bulletin No. 118, we recorded provisional amounts in our 2017 consolidated financial statements to account for certain income tax effects of the Act. See Note 11 for a discussion of the impact of the Act on our 2018 and 2017 consolidated financial statements, including the provisional amounts that were recorded in 2017.

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
Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other expense, net,” with the related net losses totaling $0.3, $3.3 and $2.4 in 2018, 2017 and 2016, respectively.
Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition — Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606 under the modified retrospective transition approach. See Note 5 for our policy for recognizing revenue under ASC 606 as well as the various other disclosures required by ASC 606.
For 2017 and 2016, revenue continues to be presented based on prior guidance. Under such guidance, we recognized revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or upon receipt by the customer (e.g., FOB destination). Revenues from service contracts and long-term maintenance arrangements were recognized on a straight-line basis over the agreement period. In addition, certain of our businesses, primarily within the Engineered Solutions reportable segment and those in our “All Other” group of operating segments, also recognized revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting.
The percentage-of-completion on our long-term construction/installation contracts was measured principally by the percentage of costs incurred to date for each contract to the estimated costs for such contract at completion. We recognized revenues for similar short-term contracts using the completed-contract method of accounting.

Provisions for any estimated losses on uncompleted long-term contracts were made in the period in which such losses were determined. In the case of customer change orders for uncompleted long-term contracts, estimated recoveries were included for work performed in forecasting the ultimate profitability on certain contracts.
Costs and estimated earnings in excess of billings arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. Our claims related to long-term contracts were recognized as revenue only after we had determined that collection was probable and the amount could be reliably estimated. Claims against us were recognized when a loss was considered probable and the amounts were reasonably estimable.
We recognized $255.5 and $336.1 in revenues under the percentage-of-completion method for the years ended December 31, 2017 and 2016, respectively. Costs and estimated losses on uncompleted contracts, from their inception, and the related amounts billed as of December 31, 2017 were as follows:

Costs incurred on uncompleted contracts	$1,261.3
Estimated losses to date	(59.9)
1,201.4
Less: Billings to date	(1,202.0)
Billings in excess of costs and estimated losses	$(0.6)

The above amount is included in the accompanying consolidated balance sheet at December 31, 2017 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year were not significant to the period presented

Costs and estimated losses in excess of billings (1)	$28.8
Billings in excess of costs and estimated losses on uncompleted contracts (2)	(29.4)
Net billings in excess of costs and estimated losses	$(0.6)
____________________
(1) Reported as a component of “Accounts receivable, net.”
(2) Reported as a component of “Accrued expenses.”
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $6.2 and $8.3 as of December 31, 2018 and 2017, respectively. Capitalized software amortization expense totaled $2.4, $2.4 and $1.2 for 2018, 2017 and 2016, respectively. We expensed research activities relating to the development and improvement of our products of $22.9, $23.3 and $29.1 in 2018, 2017 and 2016, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $22.6, $22.2 and $22.5 for the years ended December 31, 2018, 2017 and 2016, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2018, 2017 or 2016.
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
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 13 and 15 for further information.
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

	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$10.2	$10.1	$9.1
Allowances provided	17.7	13.2	15.7
Write-offs, net of recoveries, credits issued and other	(15.7)	(13.1)	(14.7)
Balance at end of year	$12.2	$10.2	$10.1
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2018 and 2017.

	December 31,
	2018	2017
Employee benefits	$68.5	$68.9
Unearned revenue (1)	—	100.1
Warranty	12.0	13.8
Other(2)	103.2	109.8
Total	$183.7	$292.6
___________________________________________________________________

(1)
Unearned revenue include billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits and unearned amounts on service contracts. Effective January 1, 2018, we adopted ASC 606. In accordance with ASC 606, contract liabilities are separately presented within our consolidated balance sheet as of December 31, 2018. Refer to Note 5 for further information on contract liabilities.

(2)	Other consists of various items including, among other items, accrued legal, interest and restructuring costs, none of which is individually material.
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

	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$33.9	$35.8	$36.3
Acquisitions	1.0	—	—
Impact of initial adoption of ASC 606	0.4	—	—
Provisions	11.9	13.0	15.2
Usage	(13.1)	(15.4)	(15.5)
Currency translation adjustment	(0.1)	0.5	(0.2)
Balance at end of year	34.0	33.9	35.8
Less: Current portion of warranty	12.0	13.8	15.6
Non-current portion of warranty	$22.0	$20.1	$20.2
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
Parent Guarantees and Bonds Associated with Balcke Dürr — As further discussed in Note 4, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 21.8, respectively, at December 31, 2018). We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. As also discussed in Note 4, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. By way of an offset to “Other expense, net,” we are reducing the liability and amortizing the asset, with the reduction of the liability generally to occur upon return of the guarantee or bond which is expected to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Note 16 for further information regarding the estimated fair values of the parent company guarantees and bonds, as well as the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG.
(3)    New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
ASC Topic 606
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition (“ASC 606”) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASC 606 contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. ASC 606 also requires a number of quantitative and qualitative disclosures intended to enable users of the financial statements to understand the nature, amount, timing, and uncertainty of revenue, and the related cash flows. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition approach for all contracts not completed as of the date of adoption. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2018) through retained earnings, with no restatement of comparative periods.

The only significant change in revenue recognition as a result of the adoption of ASC 606 relates to our power transformer business. Under ASC 606, revenues for our power transformer business are being recognized over time, while under previous revenue recognition guidance (ASC 605), revenues for power transformers were recognized at a point in time. See Note 5 for further discussion of our revenue recognition principles under, and the post-adoption impact of, ASC 606.

Summarized below is the impact of the initial application of ASC 606 on our consolidated balance sheet:

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

In January 2016, the FASB issued an amendment to guidance that (i) requires equity securities (excluding equity method investments) to be measured at fair value, with changes in fair value recognized in net earnings, and (ii) enhances the disclosure associated with these instruments. The amendment allows equity securities that do not have readily determinable fair values to be measured at fair value, either upon the occurrence of an observable price change or identification of an impairment. We adopted this amendment in 2018, with the impact limited to an adjustment to the carrying value of an equity security that we had been accounting for based on its historical cost. In connection with our adoption, we adjusted the carrying value of this equity security to its estimated fair value, which resulted in a reduction, net of tax, of our retained deficit of $12.0. See Note 16 for additional details.
In February 2016, the FASB issued an amendment to existing guidance that requires lessees to recognize assets and liabilities for the rights and obligations created by leases with terms that exceed twelve months. In addition, this amendment requires new qualitative and quantitative disclosures about leasing arrangements. This standard is effective for annual reporting periods beginning on or after December 15, 2018 for public business entities, and interim periods within those annual reporting periods. Early adoption is permitted, and we plan to adopt the standard as of January 1, 2019 on a modified retrospective basis. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to not reassess the lease classification for any expired or existing leases. We have yet to finalize our analysis of the initial impact of the new standard on our consolidated financial statements, but currently estimate that the adoption will result in the recognition of additional lease assets and lease liabilities not exceeding $35.0. We do not believe the adoption will have a material impact on our future results of operations. The standard will have no impact on our debt-covenant compliance under our current agreements. Refer to Note 14 for additional information regarding future minimum lease payments.
In August 2016, the FASB issued an amendment to existing guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. This amendment provides clarification on eight specific cash flow presentation issues. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and is to be applied retrospectively. We adopted this guidance during the first quarter of 2018. In connection with the adoption, we reclassified net proceeds related to company-owned life insurance policies of $0.7 and $7.7 from operating activities to investing activities within the consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively.
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
In March 2017, the FASB issued an amendment to revise the presentation of net periodic pension and postretirement benefit cost. The amendment requires the service cost component to be presented separately from the other components of net periodic pension and postretirement benefit cost. Service cost is required to be presented with other employee compensation costs within operating income. The other components of net periodic pension and postretirement benefit cost, such as interest cost, expected return on plan assets, amortization of prior service cost/credits, and gains or losses, are required to be separately presented outside of operating income. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, with the financial statement presentation requirements of the amendment applied retrospectively. We adopted this guidance during the first quarter of 2018. In connection with the adoption, we reclassified $5.1 and $15.0 of net periodic pension and postretirement benefit expense from “Selling, general and administrative” to “Other expense, net” within the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively. See Note 10 for details of our pension and postretirement expense.
In August 2017, the FASB issued significant amendments to hedge accounting. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments can be adopted immediately in any interim or annual period (including the current period). We will adopt this guidance on January 1, 2019, with such adoption not expected to have a material impact to our consolidated financial statements.
In February 2018, the FASB amended its guidance for reporting comprehensive income to reflect the potential impacts of the reduction in the corporate tax rate resulting from the Act. The amendment gives the option of reclassifying the stranded tax effects within AOCI to retained earnings during the fiscal year or quarter in which the effect of the lower tax rate is recorded. The amendment is effective for years beginning after December 15, 2018, with early adoption permitted. We adopted this guidance as of January 1, 2018, which resulted in an increase of our retained deficit of $4.8.

(4)    Acquisitions, Discontinued Operations, and Other Dispositions
Acquisition of Cues
As indicated in Note 1, on June 7, 2018, we completed the acquisition of Cues for $164.4, net of cash acquired of $20.6. We financed the acquisition with available cash and borrowings under our senior credit and trade receivables financing arrangements. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change based on the final assessment and valuation of certain income tax amounts. The following is a summary of the recorded fair values of the assets acquired and liabilities assumed for Cues as of June 7, 2018:

Assets acquired:
Current assets, including cash and equivalents of $20.6	$70.4
Property, plant and equipment	7.4
Goodwill	48.6
Intangible assets	79.5
Other assets	2.3
Total assets acquired	208.2

Current liabilities assumed	7.8
Non-current liabilities assumed	15.4

Net assets acquired	$185.0
The identifiable intangible assets acquired consist of a trademark, customer backlog, customer relationships, and technology of $27.6, $0.8, $42.6, and $8.5, respectively, with such amounts based on an assessment of the related fair values. We expect to amortize the customer backlog, customer relationships, and technology assets over 0.5, 12.0, and 11.0 years, respectively.
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
For the period June 7, 2018 to December 31, 2018, Cues recognized revenues and a net loss of $52.3 and $0.4, respectively with the net loss impacted by charges of $4.3 associated with the excess fair value (over historical cost) of inventory acquired which has been subsequently sold. During the year ended December 31, 2018, we incurred acquisition related costs for Cues of $2.4, which have been recorded to “Selling, general and administrative” within the accompanying consolidated statement of operations.
The following unaudited pro forma information presents our consolidated results of operations for the years ended December 31, 2018 and 2017 as if the acquisition of Cues had taken place on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Cues. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, the removal of charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold, the removal of professional fees and other one-time costs incurred in connection with the transaction, and the related income tax effects.

	Years ended December 31,
	2018	2017
Revenues	$1,572.7	$1,511.4
Income from continuing operations	87.1	87.4
Net income	90.1	92.7

Income from continuing operations per share of common stock:
Basic	$2.02	$2.06
Diluted	$1.95	$1.99

Net income per share of common stock:
Basic	$2.09	$2.19
Diluted	$2.02	$2.11

Acquisition of Schonstedt
As indicated in Note 1, on March 1, 2018, we completed the acquisition of Schonstedt for $16.4, net of cash acquired of $0.3. The pro forma effects of the Schonstedt acquisition are not material to our consolidated results of operations.
Sale of Balcke Dürr Business
As indicated in Note 1, on December 30, 2016, we completed the sale of Balcke Dürr for cash proceeds of less than $0.1. In addition, we left $21.1 of cash in Balcke Dürr at the time of the sale. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” during the fourth quarter of 2016.
The purchase agreement provides that existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 21.8, respectively, at December 31, 2018), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. Balcke Dürr and the Buyer have provided us an indemnity in the event that any of the bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 3.0 and Euro 5.0, respectively, at December 31, 2018).  The net loss recorded at the time of the sale of $78.6 includes a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the indemnifications provided in the event any of the bonds are called. See Note 16 for further details regarding the estimated fair value of these guarantees and bonds.
As indicated in Note 1, the results of Balcke Dürr are presented as a discontinued operation within the accompanying consolidated financial statements. Major classes of line items constituting pre-tax loss and after-tax loss of Balcke Dürr for the year ended December 31, 2016 are shown below:

Revenues	$153.4
Costs and expenses:
Costs of products sold	144.2
Selling, general and administrative	31.4
Special charges (credits), net	(1.3)
Other expense, net	(0.2)
Loss before taxes	(21.1)
Income tax benefit	4.5
Loss from discontinued operations	$(16.6)

The following table presents selected financial information for Balcke Dürr that is included within discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2016:

Non-cash items included in income (loss) from discontinued operations, net of tax
Depreciation and amortization	$2.0
Capital expenditures	0.7
During 2017, we reduced the net loss associated with the sale of Balcke Dürr by $6.8. The reduction was comprised of an additional income tax benefit recorded for the sale of $9.4, partially offset by the impact of adjustments to liabilities retained in connection with the sale and certain other adjustments. During the second quarter of 2018, we reached a settlement with the Buyer on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the Buyer in the amount of Euro 3.0. The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the second quarter of 2018.
Other Discontinued Operations Activity
In addition to the businesses discussed above, we recognized net losses of $0.8, $1.5 and $2.7 during 2018, 2017 and 2016, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2016.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2018, 2017 and 2016, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2018	2017	2016
Balcke Dürr
Income (loss) from discontinued operations	$6.3	$(2.6)	$(107.0)
Income tax (provision) benefit	(2.5)	9.4	11.8
Income (loss) from discontinued operations, net	3.8	6.8	(95.2)

All other
Loss from discontinued operations	(1.2)	(4.0)	(3.7)
Income tax benefit	0.4	2.5	1.0
Loss from discontinued operations, net	(0.8)	(1.5)	(2.7)

Total
Income (loss) from discontinued operations	5.1	(6.6)	(110.7)
Income tax (provision) benefit	(2.1)	11.9	12.8
Income (loss) from discontinued operations, net	$3.0	$5.3	$(97.9)
Other Dispositions
As indicated in Note 1, on March 30, 2016, we completed the sale of our dry cooling business for cash proceeds of $47.6 (net of cash transferred with the business of $3.0). In connection with the sale, we recorded a gain of $18.4. The gain includes a reclassification from “Equity” of other comprehensive income of $40.4 related to foreign currency translation.
(5)    Revenues from Contracts
As indicated in Notes 1 and 3, effective January 1, 2018, we adopted ASC 606 under the modified retrospective transition approach. As a result, for periods prior to 2018, revenue continues to be presented based on prior guidance. Summarized below is our policy for recognizing revenue under ASC 606, as well as the various disclosures required by ASC 606.

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations that are (i) part of a contract that has an original expected duration of less than one year (this encompasses substantially all contracts with customers in the HVAC and Detection and Measurement reportable segments) and/or (ii) satisfied in a manner consistent with our right to consideration from the customer (i.e., revenue is recognized as value is transferred). Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our large process cooling systems and large South African projects, as well as certain of our bus fare collection systems. As of December 31, 2018, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $97.2. We expect to recognize revenue on approximately 50% and 70% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Contract Combination and Modification - We assess each contract at its inception to determine whether it should be combined with other contracts for revenue recognition purposes. When making this determination, we consider factors such as whether two or more contracts with a customer were negotiated at or near the same time or were negotiated with an overall profit objective. Contracts are sometimes modified for changes in contract specifications, scope, or price (or a combination of these). Contract modifications for goods or services that are not distinct within the context of the contract (generally associated with specification changes for certain product lines within our Engineered Solutions reportable segment and “All Other” category of operating segments) are accounted for as part of the existing contract. Contract modifications for goods or services that are distinct (i.e., adding or subtracting distinct goods or services) are accounted for as either a termination of the existing contract and the creation of a new contract (where the goods or services are not priced at their standalone selling price), or the creation of separate contract (where the goods or services are priced at their standalone selling price).

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

As noted above, the nature of our contracts gives rise to several types of variable consideration, including unapproved change orders and claims. We include in our contract estimates additional revenue for unapproved change orders or claims against the customer when we believe we have an enforceable right to the unapproved change order or claim, the amount can be reliably estimated, and the above criteria have been met. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs, and the objective evidence available to support the claim. These estimates are also based on historical award experience. At December 31, 2018, our recorded cumulative revenues related to the large power projects in South Africa included approximately $37.9 related to claims and unapproved change orders. See Note 14 for additional details on our large power projects in South Africa.

Returns, Customer Sales Incentives and Warranties - We have certain arrangements that require us to estimate, at the time of sale, the amounts of variable consideration that should be excluded from revenue as (i) certain amounts are not expected to be collected from customers and/or (ii) the product may be returned. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include volume rebates, which are estimated using the most likely amount method, as well as early payment discounts and promotional and advertising allowances, which are estimated using the expected value method. We primarily offer assurance-type standard warranties that the product will conform to published specifications for a defined period of time after delivery. These types of warranties do not represent separate performance obligations. We establish provisions for estimated returns and warranties primarily based on contract terms and historical experience, using the expected value method. Certain businesses offer extended warranties, which are considered separate performance obligations.

Contract Costs - We have elected to apply the practical expedient provided under ASC 606 which allows an entity to expense incremental costs of obtaining or fulfilling a contract when incurred if the amortization period of the asset that the entity otherwise would have recorded is one year or less. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products sold. The net asset recorded for incremental costs incurred to obtain or fulfill contracts, after consideration of the practical expedient mentioned above, is not material to our consolidated financial statements.

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package cooling towers, residential and commercial boilers, and comfort heating and ventilation products. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, with satisfaction of these performance obligations occurring at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of a contract is one to three months and payment terms are generally 15 to 60 days after shipment to the customer.
Our detection and measurement product lines include underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, signal monitoring, and obstruction lighting. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services. Performance obligations for equipment and components generally are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our bus fare collection systems and signal monitoring products lines), with the typical duration being one to three months.
Our engineered solutions product lines include medium and large power transformers and process cooling equipment. Performance obligations for these product lines relate to delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts, and various other services. For these product lines, our customers typically contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). The length of customer contract is generally 6 to 12 months for our power transformers business and 6 to 18 months for our process cooling business. Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Our remaining (“All Other”) product lines include primarily heat exchangers and two large power plant contracts in our South African business. Performance obligations for these product lines relate to delivery of equipment and components and construction, installation, and various other services. For these product lines, our customers typically contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract is generally 6 to 18 months for our heat exchanger business. The large contracts in our South African business relate to the construction of two large power plants that have a length in excess of 10 years. Payments for these product lines are generally commensurate with milestones defined in the related contract.
Customer prepayments, progress billings, and retention payments are customary in certain of our project-based businesses, generally for our engineered solutions and “All Other” product lines and, to a lesser extent, our detection and measurement product lines. Customer prepayments, progress billings, and retention payments are not considered a significant financing component because they are intended to protect either the customer or ourselves in the event that some or all of the obligations under the contract are not completed. Additionally, most contract assets are expected to convert to accounts receivable, and contract liabilities are expected to convert to revenue, within one year. As such, after applying the practical expedient to exclude potential financing components that are less than one year in duration, we do not have any such financing components.

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our group of other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the year ended December 31, 2018:

	Year Ended December 31, 2018
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$281.7	$—	$—	$—	$281.7
Boilers, comfort heating, and ventilation	300.4	—	—	—	300.4
Underground locators and inspection and rehabilitation equipment	—	159.1	—	—	159.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	161.8	—	—	161.8
Power transformers	—	—	373.8	—	373.8
Process cooling equipment, services, and heat exchangers	—	—	163.2	49.5	212.7
South African projects	—	—	—	49.1	49.1
	$582.1	$320.9	$537.0	$98.6	$1,538.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$582.1	$307.3	$61.5	$5.1	$956.0
Revenues recognized over time	—	13.6	475.5	93.5	582.6
	$582.1	$320.9	$537.0	$98.6	$1,538.6

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheet. Our contract balances consisted of the following as of December 31, 2018 and January 1, 2018:

Contract Balances	December 31, 2018	January 1, 2018 (1)	Change
Contract Accounts Receivable (2)	$263.9	$222.9	$41.0
Contract Assets	91.2	70.7	20.5
Contract Liabilities - current	(79.5)	(86.9)	7.4
Contract Liabilities - non-current (3)	(2.1)	—	(2.1)
Net contract balance	$273.5	$206.7	$66.8
_____________________
(1) See Note 3 for the impact of the change at January 1, 2018 as a result of the adoption of ASC 606.
(2) Included in “Accounts receivable, net” within the accompanying consolidated balance sheet.
(3) Included in “Other long-term liabilities” within the accompanying consolidated balance sheet.
The $66.8 increase in our net contract balance from January 1, 2018 to December 31, 2018 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During 2018, we recognized revenues of  $67.8 related to our contract liabilities at January 1, 2018.

Impact of ASC 606 Adoption
Summarized below is a comparison of our consolidated statement of operations and comprehensive income for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 as prepared under the provisions of ASC 606 to a presentation of these financial statements under the prior revenue recognition guidance. As previously discussed, the most significant impact of adopting ASC 606 relates to our power transformer business where, under ASC 606, revenues for power transformers are now being recorded over time versus at a point in time under the prior revenue recognition guidance. The initial transition to ASC 606 resulted in a reduction of inventory and deferred revenue (previously presented within “Accrued expenses”) and an increase to contract assets, as indicated in Note 3. Contract assets and contract liabilities are now separately presented within our consolidated balance sheet (previously included in “Accounts receivable, net” and “Accrued expenses”, respectively). Additionally, and as noted below, the difference in revenue and earnings under prior revenue recognition guidance during the year ended December 31, 2018 is due primarily to the timing of power transformer deliveries.

	Year ended December 31, 2018
Consolidated statement of operations and comprehensive income	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Revenues	$1,538.6	$(14.2)	$1,524.4
Cost of products sold	1,127.9	(11.6)	1,116.3
Selling, general and administrative	292.6	(0.6)	292.0
Operating income	107.6	(2.0)	105.6
Income from continuing operations before income taxes	79.6	(2.0)	77.6
Income tax provision	(1.4)	0.5	(0.9)
Income from continuing operations	78.2	(1.5)	76.7
Net income	$81.2	$(1.5)	$79.7

Comprehensive income	$76.0	$(0.5)	$75.5

Basic income per share of common stock:
Income from continuing operations	$1.82	$(0.04)	$1.78
Net income per share	$1.89	$(0.04)	$1.85

Diluted income per share of common stock:
Income from continuing operations	$1.75	$(0.03)	$1.72
Net income per share	$1.82	$(0.03)	$1.79

	As of December 31, 2018
Consolidated balance sheet	Reported	Effect of ASC 606 Adoption	Under Prior Revenue Recognition Guidance
Accounts receivable, net	$269.1	$33.2	$302.3
Contract assets	91.2	(91.2)	—
Inventories, net	128.8	52.1	180.9
Other current assets	40.5	4.1	44.6
Total current assets	598.4	(1.8)	596.6
Deferred income taxes	24.4	1.4	25.8
TOTAL ASSETS	$2,057.5	$(0.4)	$2,057.1
Contract liabilities	$79.5	$(79.5)	$—
Accrued expenses	183.7	82.0	265.7
Total current liabilities	470.2	2.5	472.7
Other long-term liabilities	817.3	1.6	818.9
Total long-term liabilities	1,172.4	1.6	1,174.0

Retained deficit	(650.1)	(5.5)	(655.6)
Accumulated other comprehensive income	244.9	1.0	245.9
Total equity	414.9	(4.5)	410.4
TOTAL LIABILITIES AND EQUITY	$2,057.5	$(0.4)	$2,057.1

Consolidated statement of cash flows - The impact of ASC 606 on our consolidated statement of cash flows for the year ended December 31, 2018 is not presented, as the only impact to operating cash flows related to changes to net income and certain working capital amounts (no change to total operating cash flows) and there is no impact to investing or financing cash flows.

(6)    Information on Reportable and Other Operating Segments
We are a global supplier of highly specialized, engineered solutions with operations in approximately 15 countries and sales in over 100 countries around the world.
As indicated in Note 1, our DBT and Heat Transfer operating segments are now being reported in an “All Other” category for segment reporting purposes. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, pension and postretirement expense/income, long-term incentive compensation, gains (losses) on the sale of our dry cooling business, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and specialty lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe and Asia Pacific.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market and process cooling equipment for the industrial and power generation markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America.
All Other
Our “All Other” group of operating segments engineer, design, manufacture, install and service equipment, including heat exchangers, for the industrial and power generation markets. The primary distribution channels for the group’s products are direct to customers and third-party representatives. These operating segments have a presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters.

Financial data for our reportable segments and other operating segments for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Revenues:
HVAC reportable segment	$582.1	$511.0	$509.5
Detection and Measurement reportable segment	320.9	260.3	226.4
Engineered Solutions reportable segment	537.0	560.7	598.0
All Other (1)	98.6	93.8	138.4
Consolidated revenues	$1,538.6	$1,425.8	$1,472.3
Income (loss):
HVAC reportable segment	$90.0	$74.1	$80.2
Detection and Measurement reportable segment	72.4	63.4	45.3
Engineered Solutions reportable segment	35.0	44.2	39.1
All Other (1)(2)	(18.9)	(56.8)	(21.8)
Total income for segments	178.5	124.9	142.8
Corporate expense	48.5	46.2	41.7
Pension and postretirement expense	—	0.3	0.4
Long-term incentive compensation expense	15.5	15.8	13.7
Impairment of intangible assets	—	—	30.1
Special charges, net	6.3	2.7	5.3
Gain (loss) on sale of dry cooling business	(0.6)	—	18.4
Consolidated operating income	$107.6	$59.9	$70.0

Capital expenditures:
HVAC reportable segment	$2.7	$2.2	$1.9
Detection and Measurement reportable segment	1.9	0.8	0.7
Engineered Solutions reportable segment	6.9	5.8	5.6
All Other	0.1	0.3	0.9
General corporate	0.8	1.9	2.6
Total capital expenditures	$12.4	$11.0	$11.7
Depreciation and amortization:
HVAC reportable segment	$5.4	$5.5	$5.3
Detection and Measurement reportable segment	8.4	4.1	3.5
Engineered Solutions reportable segment	10.6	10.4	11.0
All Other	1.8	2.1	4.2
General corporate	3.0	3.1	2.5
Total depreciation and amortization	$29.2	$25.2	$26.5

	2018	2017	2016
Identifiable assets:
HVAC reportable segment	$778.5	$747.1	$710.1
Detection and Measurement reportable segment	479.0	277.8	244.2
Engineered Solutions reportable segment	422.4	466.2	462.5
All Other	82.2	91.6	105.1
General corporate	295.4	457.7	390.6
Total identifiable assets	$2,057.5	$2,040.4	$1,912.5
Geographic Areas:
Revenues: (3)
United States	$1,317.5	$1,243.3	$1,235.2
China	38.5	28.0	33.5
South Africa (1)	72.7	56.9	105.4
United Kingdom	62.4	60.8	59.1
Other	47.5	36.8	39.1
	$1,538.6	$1,425.8	$1,472.3

Tangible Long-Lived Assets:
United States	$837.4	$919.6	$897.0
Other	28.9	24.8	29.6
Total tangible long-lived assets	$866.3	$944.4	$926.6
___________________________________________________________________

(1)
As further discussed in Note 14, during the third quarter of 2018 and second and fourth quarters of 2017, we made revisions to our estimates of expected revenues and costs on our large power projects in South Africa. As a result of these revisions, we reduced 2018 revenues by $2.7 and 2017 revenues by $36.9 ($13.5 and $23.4 during the second and fourth quarters of 2017, respectively), and 2018 segment income by $4.7 and 2017 segment income by $52.8 ($22.9 and $29.9 in the second and fourth quarters of 2017, respectively).

(2)
During the third quarter of 2017, we settled a contract that had been suspended and then ultimately canceled by a customer of our Heat Transfer operating segment for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.

(3)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.

(7)    Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $6.3 in 2018, $2.7 in 2017 and $5.3 in 2016. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2018, 2017 and 2016 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2018	2017	2016
Employee termination costs	$5.7	$2.5	$1.7
Other cash costs, net	—	0.2	—
Non-cash asset write-downs	0.6	—	3.6
Total	$6.3	$2.7	$5.3

2018 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.8	$—	$—	$0.8
Detection and Measurement reportable segment	—	—	—	—
Engineered Solutions reportable segment	—	—	—	—
All Other	4.4	—	0.6	5.0
Corporate	0.5	—	—	0.5
Total	$5.7	$—	$0.6	$6.3

HVAC — Charges for 2018 related primarily to severance costs associated with restructuring actions at the boiler and Cooling Americas’ businesses. These actions resulted in the termination of 18 employees.
All Other — Charges for 2018 related primarily to severance and other costs associated with the planned wind-down of our Heat Transfer business and a restructuring action at DBT, our South African business. These actions resulted in the termination of 295 employees.
Corporate — Charges for 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions. These actions resulted in the termination of 6 employees.
2017 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.4	$—	$—	$0.4
Detection and Measurement reportable segment	0.3	—	—	0.3
Engineered Solutions reportable segment	0.2	0.2	—	0.4
All Other	1.5	—	—	1.5
Corporate	0.1	—	—	0.1
Total	$2.5	$0.2	$—	$2.7
HVAC — Charges for 2017 related primarily to severance costs associated with a restructuring action at our Cooling Americas’ heating business. This action resulted in the termination of 12 employees.
Detection and Measurement — Charges for 2017 related to severance costs associated with a restructuring action at our communication technologies business. The action resulted in the termination of 8 employees.
Engineered Solutions — Charges for 2017 related primarily to severance costs associated with a restructuring action at our process cooling business. The action resulted in the termination of 3 employees.
All Other — Charges for 2017 related primarily to severance costs associated with a restructuring action at DBT. The action resulted in the termination of 108 employees.
Corporate — Charges for 2017 related to severance costs incurred in connection with the sale of Balcke Dürr. The action resulted in the termination of 4 employees.

2016 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$—	$—	$—	$—
Detection and Measurement reportable segment	0.5	—	0.3	0.8
Engineered Solutions reportable segment	0.1	—	—	0.1
All Other	1.1	—	3.3	4.4
Corporate	—	—	—	—
Total	$1.7	$—	$3.6	$5.3

Detection and Measurement — Charges for 2016 related to severance and other costs associated with our bus fare collection business. These actions resulted in the termination of 19 employees.
Engineered Solutions — Charges for 2016 related to severance and other costs associated with our transformers business. The action resulted in the termination of 6 employees
All Other — Charges for 2016 related primarily to costs incurred in connection with restructuring actions at our Heat Transfer business in order to reduce the cost base of the business in response to reduced demand. The cost incurred for these restructuring actions included asset impairment charges of $3.3 associated with the discontinuance of a product line and outsourcing initiatives, as well as severance costs. These restructuring activities resulted in the termination of 91 employees.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Balance at beginning of year	$0.6	$0.9	$1.6
Special charges(1)	5.7	2.7	1.7
Utilization — cash	(3.6)	(3.0)	(2.1)
Currency translation adjustment and other	—	—	(0.3)
Balance at the end of year	$2.7	$0.6	$0.9
___________________________________________________________________

(1)	The years ended December 31, 2018, 2017 and 2016 excluded $0.6, $0.0 and $3.6, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(8)    Inventories, Net
Inventories at December 31, 2018 and 2017 comprised the following:

	December 31,
	2018	2017
Finished goods	$49.8	$33.0
Work in process	16.2	56.0
Raw materials and purchased parts	74.9	66.4
Total FIFO cost	140.9	155.4
Excess of FIFO cost over LIFO inventory value	(12.1)	(12.4)
Total inventories	$128.8	$143.0
As indicated in Note 3, in connection with the adoption of ASC 606, effective January 1, 2018, inventories were reduced by $40.2. In connection with the Cues transaction, we acquired $30.7 of inventories.
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 45% and 56% of total inventory at December 31, 2018 and 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2018, were as follows:

	December 31, 2017	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2018
HVAC reportable segment
Gross goodwill	$263.7	$—	$—	$(1.9)	$261.8
Accumulated impairments	(144.7)	—	—	0.3	(144.4)
Goodwill	119.0	—	—	(1.6)	117.4
Detection and Measurement reportable segment
Gross goodwill	216.6	50.4	—	(2.0)	265.0
Accumulated impairments	(136.0)	—	—	1.7	(134.3)
Goodwill	80.6	50.4	—	(0.3)	130.7
Engineered Solutions reportable segment
Gross goodwill	337.5	—	—	(2.2)	335.3
Accumulated impairments	(191.2)	—	—	2.2	(189.0)
Goodwill	146.3	—	—	—	146.3
All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—
Total
Gross goodwill	838.6	50.4	—	(6.1)	882.9
Accumulated impairments	(492.7)	—	—	4.2	(488.5)
Goodwill	$345.9	$50.4	$—	$(1.9)	$394.4
(1)     Reflects amounts acquired in connection with the Schonstedt and Cues acquisitions of $1.8 and $48.6, respectively.

The changes in the carrying amount of goodwill, for the year ended December 31, 2017, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation	December 31, 2017
HVAC reportable segment
Gross goodwill	$258.5	$—	$5.2	$263.7
Accumulated impairments	(144.2)	—	(0.5)	(144.7)
Goodwill	114.3	—	4.7	119.0
Detection and Measurement reportable segment
Gross goodwill	214.4	—	2.2	216.6
Accumulated impairments	(134.2)	—	(1.8)	(136.0)
Goodwill	80.2	—	0.4	80.6
Engineered Solutions reportable segment
Gross goodwill	330.6	—	6.9	337.5
Accumulated impairments	(184.7)	—	(6.5)	(191.2)
Goodwill	145.9	—	0.4	146.3
All Other
Gross goodwill	20.8	—	—	20.8
Accumulated impairments	(20.8)	—	—	(20.8)
Goodwill	—	—	—	—
Total
Gross goodwill	824.3	—	14.3	838.6
Accumulated impairments	(483.9)	—	(8.8)	(492.7)
Goodwill	$340.4	$—	$5.5	$345.9

Identifiable intangible assets were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$44.8	$(3.5)	$41.3	$1.4	$(1.4)	$—
Technology	17.1	(1.1)	16.0	2.1	(0.5)	1.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.3	(7.9)	3.4	11.7	(7.9)	3.8
	77.7	(17.0)	60.7	19.7	(14.3)	5.4
Trademarks with indefinite lives (2)	137.7	—	137.7	112.2	—	112.2
Total	$215.4	$(17.0)	$198.4	$131.9	$(14.3)	$117.6

(1)
The identifiable intangible assets associated with the Schonstedt acquisition consist of customer relationships and technology of $0.8 and $8.3, respectively. The identifiable intangible assets associated with the Cues acquisition consist of customer backlog, customer relationships, and technology of $0.8, $42.6, and $8.5, respectively. Additionally, the technology associated with our Heat Transfer business of $1.5 was sold during the second quarter of 2018 in connection with the planned wind-down of the business.

(2)
Changes during 2018 related primarily to the acquisition of the Schonstedt and Cues trademarks of $1.8 and $27.6, respectively, and the sale of the trademarks associated with our Heat Transfer business of $3.3 in connection with the planned wind-down of the business.

Amortization expense was $4.2, $0.6 and $2.8 for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense over each of the next five years is $5.2 related to these intangible assets.
At December 31, 2018, the net carrying value of intangible assets with determinable lives consisted of $3.4 in the HVAC reportable segment and $57.3 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $89.3 in the HVAC reportable segment, $39.3 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in the fourth quarter of 2018, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, exceeds the carrying value of their respective net assets by over 90%. The estimated fair value of Cues approximates the carrying value of its net assets.
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
During 2016, we recorded impairment charges of $30.1 associated with Heat Transfer’s trademarks and definite-lived intangible assets. During the second quarter of 2018, we sold certain intangible assets of Heat Transfer for net cash proceeds of $4.8, which approximated the carrying value of the intangible assets that were sold. After such sale, the carrying value of Heat Transfer’s intangible assets was $0.0.

(10)    Employee Benefit Plans
Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. Effective January 31, 2018, we no longer provide service credits to active participants.
We have domestic postretirement plans that provide health and life insurance benefits to certain retirees and their dependents. Beginning in 2003, we discontinued providing these postretirement benefits generally to newly hired employees.
The plan year-end date for all our plans is December 31.
Actuarial Gains and Losses - As indicated in Note 2, actuarial gains and losses related to our pension and postretirement plans are recorded to earnings during the fourth quarter of each year, unless earlier remeasurement is required. Below is a summary of transactions during 2016, 2017 and 2018 that required remeasurement of our pension and postretirement plans.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2018 or 2017.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2018 and 2017, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2018	2017	2018
Fixed income common trust funds	70%	70%	65%
Commingled global fund allocation	11%	12%	18%
Non-U.S. Government securities	1%	1%	—%
Global equity common trust funds	6%	7%	5%
U.S. Government securities	10%	9%	10%
Short-term investments (1)	2%	1%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2018	2017	2018
Global equity common trust funds	17%	17%	13%
Fixed income common trust funds	39%	46%	39%
Commingled global fund allocation	36%	34%	37%
Non-U.S. Government securities	7%	—%	7%
Short-term investments (1)	1%	3%	4%
Total	100%	100%	100%
___________________________________________________________________

(1)	Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
The fair values of pension plan assets at December 31, 2018, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$228.5	$—	$228.5	$—
Corporate bonds	—	—	—	—
Non-U.S. Government securities	11.5	—	11.5	—
U.S. Government securities	24.0	—	24.0	—
Equity securities:
Global equity common trust funds (1) (3)	41.1	—	41.1	—
Alternative investments:
Commingled global fund allocations (1) (4)	83.3	—	83.3	—
Other:
Short-term investments (5)	7.8	7.8	—	—
Other	1.0	—	—	1.0
Total	$397.2	$7.8	$388.4	$1.0

The fair values of pension plan assets at December 31, 2017, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$270.2	$—	$270.2	$—
Corporate bonds	1.6	—	1.6	—
Non-U.S. Government securities	—	—	—	—
U.S. Government securities	25.2	—	25.2	—
Equity securities:
Global equity common trust funds (1) (3)	50.6	—	50.6	—
Alternative Investments:	—	—	—	—
Commingled global fund allocations (1) (4)	95.1	—	95.1	—
Other:
Short-term investments (5)	9.4	9.4	—	—
Other	1.0	—	—	1.0
Total	$453.1	$9.4	$442.7	$1.0
___________________________________________________________________

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
Up until April 30, 2018, our domestic pension plans participated in a securities lending program through J.P. Morgan Chase Bank, National Association. Securities loaned were required to be fully collateralized by cash or other securities. The gross collateral and the related liability to return collateral amounted to $0.5 at December 31, 2017, and have been included within Level 2 of the fair value hierarchy in the table above.
There were no changes in the fair value of Level 3 assets for the years ended December 31, 2018 and 2017.
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2018, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $6.2 to our non-qualified domestic pension plans. In 2019, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.8 to our non-qualified domestic pension plans.
In 2018, we made contributions of $1.1 to our foreign pension plans. In 2019, we expect to make contributions of $1.0 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2018, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2018 to measure our obligations and include benefits attributable to estimated future employee service.
Estimated future benefit payments: (Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2019	$24.1	$5.1
2020	23.6	5.0
2021	23.3	5.1
2022	24.8	6.0
2023	24.5	6.0
Subsequent five years	108.6	35.0
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $64.2 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2018	2017	2018	2017
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$357.1	$348.1	$175.2	$157.6
Service cost	—	0.3	—	—
Interest cost	12.3	13.4	4.7	4.9
Actuarial (gains) losses	(25.4)	16.5	(6.8)	6.7
Settlements	(11.1)	—	—	—
Curtailment losses	—	0.9	—	—
Plan amendment	—	—	1.2	—
Benefits paid	(12.0)	(22.1)	(5.0)	(8.1)
Foreign exchange and other	—	—	(11.1)	14.1
Projected benefit obligation — end of year	$320.9	$357.1	$158.2	$175.2

	Domestic Pension Plans		Foreign Pension Plans
	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets — beginning of year	$269.7	$261.9	$183.4	$163.3
Actual return on plan assets	(14.8)	23.6	(8.7)	10.6
Contributions (employer and employee)	6.2	6.3	1.1	3.4
Settlements	(11.1)	—	—	—
Benefits paid	(12.0)	(22.1)	(5.0)	(8.7)
Foreign exchange and other	—	—	(11.6)	14.8
Fair value of plan assets — end of year	$238.0	$269.7	$159.2	$183.4
Funded status at year-end	(82.9)	(87.4)	1.0	8.2
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$—	$—	$3.3	$8.4
Accrued expenses	(5.6)	(5.9)	—	—
Other long-term liabilities	(77.3)	(81.5)	(2.3)	(0.2)
Net amount recognized	$(82.9)	$(87.4)	$1.0	$8.2
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service (credits) costs	$(0.4)	$(0.6)	$1.2	$—
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2018 and 2017:

	Domestic Pension Plans		Foreign Pension Plans
	2018	2017	2018	2017
Projected benefit obligation	$320.9	$357.1	$43.6	$0.2
Accumulated benefit obligation	320.9	357.1	43.6	0.2
Fair value of plan assets	238.0	269.7	41.3	—
The accumulated benefit obligation for all domestic and foreign pension plans was $320.9 and $158.2, respectively, at December 31, 2018 and $357.1 and $175.2, respectively, at December 31, 2017.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2018	2017	2016
Service cost	$—	$0.3	$0.4
Interest cost	12.3	13.4	13.9
Expected return on plan assets	(10.3)	(10.1)	(12.9)
Amortization of unrecognized prior service credits	(0.2)	(0.1)	(0.2)
Recognized net actuarial (gains) losses (1)	(0.2)	3.9	3.2
Total net periodic pension benefit expense	$1.6	$7.4	$4.4
___________________________________________________________________

(1)
Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains. The actuarial losses for 2016 included $1.8 related to the lump-sum payment actions that took place during the second quarter of the year.

Foreign Pension Plans

	Year ended December 31,
	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	4.7	4.9	5.6
Expected return on plan assets	(7.5)	(6.4)	(6.6)
Recognized net actuarial losses (1)	9.1	3.1	8.2
Total net periodic pension benefit expense	6.3	1.6	7.2
Less: Net periodic pension expense of discontinued operations	—	—	(0.2)
Net periodic pension benefit expense of continuing operations	$6.3	$1.6	$7.0
___________________________________________________________________

(1)	Consists of our reported actuarial losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2018	2017	2016
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.57%	3.98%	4.06%
Rate of increase in compensation levels	N/A	3.75%	3.75%
Expected long-term rate of return on assets	4.00%	4.00%	5.00%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.29%	3.57%	3.98%
Rate of increase in compensation levels	N/A	3.75%	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.76%	2.97%	3.82%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	4.50%	4.09%	4.57%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.02%	2.76%	2.97%
Rate of increase in compensation levels	N/A	N/A	N/A
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2018, we made benefit payments of $8.3 to our postretirement benefit plans. Following is a summary, as of December 31, 2018, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2018 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2019	$8.5
2020	7.8
2021	7.1
2022	6.4
2023	5.8
Subsequent five years	22.1
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Benefits
	2018	2017
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of year	$77.6	$115.3
Interest cost	2.3	3.5
Actuarial gains	(2.3)	(5.4)
Benefits paid	(8.3)	(9.0)
Plan amendment	(0.1)	(26.8)
Other	(0.4)	—
Accumulated postretirement benefit obligation — end of year	$68.8	$77.6
Funded status at year-end	$(68.8)	$(77.6)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(8.3)	$(8.7)
Other long-term liabilities	(60.5)	(68.9)
Net amount recognized	$(68.8)	$(77.6)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(27.1)	$(31.0)
The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	2.3	3.5	4.2
Amortization of unrecognized prior service credits	(4.0)	(1.7)	(0.8)
Plan amendment	—	(2.6)	—
Recognized net actuarial (gains) losses	(2.3)	(2.8)	0.6
Net periodic postretirement benefit expense (income)	$(4.0)	$(3.6)	$4.0

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2018	2017	2016
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.00%	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	3.34%	3.60%	3.88%
Discount rate used in determining year-end postretirement benefit obligation	4.09%	3.34%	3.69%
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
Under the DC Plan, we contributed 0.279, 0.334 and 0.605 shares of our common stock to employee accounts in 2018, 2017 and 2016, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $9.4 in 2018, $8.7 in 2017 and $8.8 in 2016 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $18.4 and $21.2 at December 31, 2018 and 2017, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2018, 2017 and 2016, we recorded compensation expense of $0.3, $0.2 and $0.7, respectively, relating to our matching contributions to the SRSP.

(11)    Income Taxes
Income from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2018	2017	2016
Income (loss) from continuing operations:
United States	$69.6	$68.8	$14.0
Foreign	10.0	(32.7)	25.4
	$79.6	$36.1	$39.4
(Provision for) benefit from income taxes:
Current:
United States	$1.5	$30.4	$(4.3)
Foreign	(3.2)	(3.5)	(4.8)
Total current	(1.7)	26.9	(9.1)
Deferred and other:
United States	0.6	23.5	0.2
Foreign	(0.3)	(2.5)	(0.2)
Total deferred and other	0.3	21.0	—
Total (provision) benefit	$(1.4)	$47.9	$(9.1)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2018	2017	2016
Tax at U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	2.9%	4.4%	5.0%
U.S. credits and exemptions	(4.0)%	(8.5)%	(12.9)%
Foreign earnings/losses taxed at different rates	(1.2)%	(14.9)%	(5.9)%
Nondeductible expenses	2.6%	2.8%	2.2%
Adjustments to uncertain tax positions	(8.9)%	(9.8)%	(1.9)%
Changes in valuation allowance	(8.5)%	54.4%	17.4%
Share-based compensation	(2.4)%	(1.7)%	—%
Impairments and basis adjustments	—%	(226.3)%	—%
Disposition of dry cooling business	—%	—%	(15.6)%
U.S. tax reform	(0.9)%	32.6%	—%
Other	1.2%	(0.7)%	(0.2)%
	1.8%	(132.7)%	23.1%

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
NOL and credit carryforwards	$147.6	$146.0
Pension, other postretirement and postemployment benefits	37.1	41.2
Payroll and compensation	17.1	18.2
Legal, environmental and self-insurance accruals	22.7	25.3
Working capital accruals	12.4	11.5
Other	9.0	17.6
Total deferred tax assets	245.9	259.8
Valuation allowance	(89.3)	(110.9)
Net deferred tax assets	156.6	148.9
Deferred tax liabilities:
Intangible assets recorded in acquisitions	71.7	53.9
Basis difference in affiliates	12.2	3.7
Accelerated depreciation	25.2	28.8
Deferred income	18.9	4.9
Other	5.0	8.0
Total deferred tax liabilities	133.0	99.3
	$23.6	$49.6
The Tax Cuts and Jobs Act
As indicated in Note 1, on December 22, 2017, the Act was enacted which significantly changes U.S. income tax law for businesses.  The Act introduced changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act has tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings.

As a result of the reduction in the federal corporate income tax rate and other legislative changes in the Act, we revalued our net U.S. federal deferred tax assets as of December 31, 2017, resulting in a provisional charge of $11.8 in the fourth quarter of 2017. During 2018, we completed our accounting of the impact of the Act and reduced the initial charge by $0.7 to revalue certain deferred tax assets.   Further, we considered the transition tax required for the mandatory one-time “deemed repatriation” of foreign earnings and determined we have no liability in this regard due to deficits in certain of our foreign subsidiaries.  We considered the accounting alternatives available related to the Act and determined we would account for Global Intangible Low-Taxed Income when incurred as a component of our “Income tax (provision) benefit.”
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
At December 31, 2018, we had the following tax loss carryforwards available: federal, state, and foreign tax loss carryforwards of approximately $9.5, $588.2, and $270.5, respectively. We also had federal and state tax credit carryforwards of $42.6. Of these amounts, $9.4 expire in 2019 and $634.6 expire at various times between 2019 and 2036. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $21.6 in 2018 and increased by $35.1 in 2017. The 2018 decrease was driven by foreign exchange rate changes and attributes that were utilized during the year.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2018, we have approximately $129.3 of undistributed earnings of our foreign subsidiaries.  The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2018, we had gross and net unrecognized tax benefits of $20.3 and $13.8, respectively. Of these net unrecognized tax benefits, $10.1 would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2017 and 2016, we had gross unrecognized tax benefits of $31.3 (net unrecognized tax benefits of $20.6) and $37.9 (net unrecognized tax benefits of $25.2), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2018, gross accrued interest totaled $3.8 (net accrued interest of $2.9), while the related amounts as of December 31, 2017 and 2016 were $3.9 (net accrued interest of $2.5) and $3.7 (net accrued interest of $2.4), respectively. Our income tax (provision) benefit for the years ended December 31, 2018, 2017 and 2016 included gross interest income (expense) of $0.1, $(0.2) and $1.8, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2018, 2017 and 2016, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $4.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year ended December 31,
	2018	2017	2016
Unrecognized tax benefit — opening balance	$31.3	$37.9	$48.8
Gross increases — tax positions in prior period	0.6	1.6	3.6
Gross decreases — tax positions in prior period	(2.4)	(0.3)	(9.3)
Gross increases — tax positions in current period	0.7	0.3	0.7
Settlements	—	(1.3)	—
Lapse of statute of limitations	(9.8)	(7.1)	(5.9)
Change due to foreign currency exchange rates	(0.1)	0.2	—
Unrecognized tax benefit — ending balance	$20.3	$31.3	$37.9
Other Tax Matters
    During 2018, our income tax provision was impacted most significantly by (i) the utilization of $33.0 of prior years’ losses generated in foreign jurisdictions in which no tax benefit was previously recognized, (ii) $7.0 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.2 of excess tax benefits resulting from stock-based compensation awards that vested during the year.

During 2017, our income tax benefit was impacted most significantly by (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of net tax charges associated with the impact of the new U.S. tax regulations described more fully above and (iv) $68.2 of foreign losses generated during the period for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely
During 2016, our income tax provision was impacted most significantly by (i) the $0.3 of income taxes provided in connection with the $18.4 gain that was recorded on the sale of the dry cooling business, (ii) $13.7 of foreign losses generated during the period for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, and (iii) $2.4 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain positions when we determine that a tax position meets the criteria of the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

The Internal Revenue Service (“IRS”) currently is performing an audit of our 2014, 2015, 2016 and 2017 federal income tax returns. With regard to all open tax years, we believe any contingencies are adequately provided for.
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
(12)    Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2018:

	December 31, 2017	Borrowings	Repayments	Other (4)	December 31, 2018
Revolving loans	$—	$199.4	$(193.0)	$—	$6.4
Term loan (1)	347.7	—	—	0.4	348.1
Trade receivables financing arrangement (2)	—	123.0	(100.0)	—	23.0
Other indebtedness (3)	9.1	14.2	(19.0)	—	4.3
Total debt	356.8	$336.6	$(312.0)	$0.4	381.8
Less: short-term debt	7.0				31.9
Less: current maturities of long-term debt	0.5				18.0
Total long-term debt	$349.3				$331.9
_____________________________________________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.9 and $2.3 at December 31, 2018 and December 31, 2017, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2018, we had $27.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $23.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.8, capital lease obligations of $1.8 and $2.1, and borrowings under a line of credit in China of $0.0 and $4.1, at December 31, 2018 and 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the term loan, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2018 are $18.0, $18.0, $17.9, $297.8, and $0.1, respectively.
Senior Credit Facilities
On December 19, 2017, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide committed senior secured financing with an aggregate amount of $900.0. On November 16, 2018, we elected to reduce our participation foreign credit instrument facility commitment and our bilateral foreign credit instrument facility commitment by $35.0 and $15.0, respectively, which resulted in a reduction of our committed senior secured financing from $900.0 to $850.0. The components of our senior secured financing (each with a final maturity of December 19, 2022) were as follows as of December 31, 2018:

•	A term loan facility in an aggregate principal amount of $350.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0;

•	A global revolving credit facility, available for loans in Euros, GBP and other currencies, in an aggregate principal amount up to the equivalent of $150.0;

•	A participation foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $110.0 (previously $145.0); and

•	A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $40.0 (previously $55.0).
In connection with the reduction of our foreign credit instrument facility commitments as noted above, we recorded a charge of $0.4 to “Loss on amendment/refinancing of senior credit agreement,” during the fourth quarter of 2018 associated with the write-off of the unamortized deferred financing fees related to this previously available issuance capacity of $50.0.
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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 4.3% at December 31, 2018.
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
At December 31, 2018, we had $311.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $6.4 and $32.0 reserved for outstanding letters of credit. In addition, at December 31, 2018, we had $30.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $119.9 reserved for outstanding letters of credit.
At December 31, 2018, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2018 and 2017, the participating businesses had $2.5 and $2.8, respectively, outstanding under this arrangement.
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
In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2018, the aggregate amount of borrowing capacity under these facilities was $20.0, while the aggregate borrowings outstanding were $0.0.

(13)    Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our senior credit agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, have an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2018, the aggregate notional amounts of the New Swaps was $260.0 and the unrealized gain, net of tax, recorded in AOCI was $0.2 . In addition, as of December 31, 2018 we recorded a long-term asset of $0.2 to recognize the fair value of the New Swaps. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $14.4 and $9.0 outstanding as of December 31, 2018 and 2017, respectively, with all of the $14.4 scheduled to mature in 2019. We also had FX embedded derivatives with an aggregate notional amount of $0.4 and $1.1 at December 31, 2018 and 2017, respectively, with all of the $0.4 scheduled to mature in 2019. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of December 31, 2018 and 2017. The net loss recorded in “Other expense, net” related to FX forward contracts and embedded derivatives totaled $0.1 in 2018, $0.4 in 2017 and $6.3 in 2016.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.9 and 3.6 pounds of copper at December 31, 2018 and 2017, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2018 and 2017, the fair values of these contracts were $1.0 (current liability) and $1.1 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI were $(0.8) and $0.8 as of December 31, 2018 and 2017, respectively. We anticipate reclassifying the unrealized loss as of December 31, 2018 to income over the next 12 months.
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

We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced, and believe we are not exposed to significant risk of loss in these accounts.
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2019	$9.1
2020	7.3
2021	4.5
2022	3.8
2023	3.4
Thereafter	3.1
Total minimum payments	$31.2
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $13.3 in 2018, $12.9 in 2017 and $13.2 in 2016.
Spin-Off of SPX FLOW
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
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2018, no material indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us was not material to our consolidated financial results for the years ended December 31, 2018, 2017 and 2016.

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
Our recorded liabilities related to these matters totaled $631.7 (including $587.5 for asbestos product liability matters) and $685.7 (including $641.2 for asbestos product liability matters) at December 31, 2018 and 2017, respectively. Of these amounts, $600.3 and $651.6 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2018 and 2017, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the years ended December 31, 2018, 2017 and 2016, our payments for asbestos-related matters, net of insurance recoveries of $45.3, $57.3, and $46.7, were $9.7, $1.0 and $5.8, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $541.9 and $590.9 at December 31, 2018 and 2017, respectively, and included in “Other assets” within our consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the years ended December 31, 2018, 2017, and 2016, we recorded charges of $2.4, $5.7, and $4.9, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters. Of these charges, $2.0, $3.5 and $4.2 were recorded to “Other expense, net” for the years ended December 31, 2018, 2017, and 2016, respectively, and $0.4, $2.2, and $0.7, respectively, to “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa. Over such time, the business environment surrounding these projects has been difficult, as DBT has experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. These challenges have resulted in (i) significant adjustments to our revenue and cost estimates for the projects and (ii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.). We believe that our probable liability associated with known claims has been adequately provided for in our consolidated financial statements. We may become subject to other claims, which could be significant. DBT has completed the majority of its contractual scope on the projects and is targeting to complete the remainder by the end of 2019. It is possible that certain of the outstanding claims could be resolved in 2019, while others are not likely to be resolved until after DBT completes its remaining scope. Our future financial position, operating results, and cash flows could be impacted by the resolution of current and any future claims, as well as potential changes to revenue and cost estimates relating to the execution of DBT’s remaining scope.

Claims Activity - On February 15, 2019, DBT received a claim of South African Rand 116.7 (or $8.0) from one of its prime contractors on the projects alleging that DBT failed to meet a specific contract milestone. We believe that DBT has numerous defenses against this allegation and, thus, we do not believe that we have a probable liability associated with the claim. As such, no amount has been reflected in the accompanying consolidated financial statements for this matter.

DBT has made various claims against the prime contractors for the projects. We have recognized revenue associated with these claims, along with certain unapproved change orders, to the extent the related costs have been incurred and the amount expected of recovery is probable and reasonably estimable. As of December 31, 2018, the recorded cumulative revenues related to these claims and unapproved change orders totaled $37.9. We believe these amounts are recoverable under the provisions of the related contracts and reflect our best estimate of recoverable amounts.

On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $17.7). We believe that the decision is invalid on numerous bases. Therefore, DBT intends to pursue all available legal recourse in the matter and DBT has already referred the matter to both an arbitration process and court proceedings. Specifically, we believe, among other things, that (i) the adjudicator lacked jurisdiction to decide the claims and (ii) these and other claims were previously settled and satisfied by way of a 2015 amendment to the contract between DBT and the subcontractor. Based on the reasons stated above, we have concluded that it is not probable that a loss has been incurred with respect to this matter and, therefore, a liability has not been recorded in our consolidated financial statements.

It is possible that an adverse result for any of these disputes could have a material effect on our consolidated financial statements.

Change in Cost Estimates - During 2017, we experienced higher than expected costs associated with (i) DBT’s efforts to accelerate completion of certain scopes of work, (ii) financial and other challenges facing certain of DBT’s subcontractors, and (iii) delays and other on-site productivity challenges. As a result, during the second and fourth quarters of 2017, we revised our estimates of revenues and costs associated with the projects. These revisions resulted in aggregate charges to “Income (loss) from continuing operations before income taxes” of $52.8 during 2017 ($22.9 and $29.9 during the second and fourth quarters of 2017, respectively), which is comprised of a reduction in revenue of $36.9 ($13.5 and $23.4 during the second and fourth quarters of 2017, respectively) and an increase in cost of products sold of $15.9 ($9.4 and $6.5 during the second and fourth quarters of 2017, respectively).

Although we believe that our current estimates of revenues and costs relating to these projects are reasonable, it is possible that future revisions of such estimates could have a material effect on our consolidated financial statements.
Noncontrolling Interest in South African Subsidiary
DBT has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $17.7 and $20.9 at December 31, 2018 and 2017, respectively) within “Accrued expenses” on our consolidated balance sheets as of December 31, 2018 and 2017, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.” In addition, during 2016 we reclassified $38.7 from “Noncontrolling Interests” to “Paid-in capital.” Lastly, under the two-class method of calculating earnings per share, we have reflected an adjustment of $18.1 to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the Put Option (i.e., the increase in the redemption amount during the year ended December 31, 2016 in excess of fair value) in our calculations of basic and diluted earnings per share for the year ended December 31, 2016.

In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. On January 22, 2018, the Court ruled in SPX Technologies favor and set aside the Arbitration Tribunal’s ruling. This ruling by the Court is subject to appeal by the BEE Partner. The BEE Partner appealed the decision and SPX Technologies continues to assert all legal defenses available to it. We expect the appeals court to hear this matter in late 2019.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2018, we had liabilities for site investigation and/or remediation at 28 sites (28 sites at December 31, 2017) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2018, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites (15 sites at December 31, 2017) at which the liability has not been settled, of which 10 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
(15)    Shareholders’ Equity and Long-Term Incentive Compensation
Income (Loss) Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2018	2017	2016
Numerator:
Income from continuing operations	$78.2	$84.0	$30.3
Less: Net loss attributable to noncontrolling interests	—	—	(0.4)
Adjustment related to redeemable noncontrolling interest (Note 14)	—	—	(18.1)
Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$78.2	$84.0	$12.6
Income (loss) from discontinued operations, net of tax	$3.0	$5.3	$(97.9)
Less: Net loss attributable to noncontrolling interest	—	—	—
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$3.0	$5.3	$(97.9)
Denominator:
Weighted-average number of common shares used in basic income (loss) per share	43.054	42.413	41.610
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.606	1.492	0.551
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	44.660	43.905	42.161
For the years ended December 31, 2018, 2017, and 2016, 0.234, 0.563, and 1.045 of unvested restricted stock shares/units, respectively, were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2018, 2017, and 2016, 0.875, 0.997, and 1.343, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.

Common Stock and Treasury Stock
At December 31, 2018, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
December 31, 2015	100.526	(59.110)	41.416
Restricted stock shares and restricted stock units	0.042	0.295	0.337
Retirement of treasury stock	(50.000)	50.000	—
Other	0.187	—	0.187
December 31, 2016	50.755	(8.815)	41.940
Restricted stock units	—	0.280	0.280
Other	0.431	—	0.431
December 31, 2017	51.186	(8.535)	42.651
Restricted stock units	—	0.457	0.457
Other	0.343	—	0.343
December 31, 2018	51.529	(8.078)	43.451
In 2016, we retired 50.0 shares or $2,948.1 of “Common stock in treasury.” Under the applicable state law, these shares represent authorized and unissued shares upon retirement. In accordance with our accounting policy, we allocate any excess of share repurchase over par value between “Paid-in capital” and “Retained deficit,” which resulted in respective adjustments of $1,285.4 and $1,662.2.
Long-Term Incentive Compensation
Under the 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015, up to 1.683 shares of our common stock were available for grant at December 31, 2018. The 2002 Stock Compensation Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU and RS granted reduces availability by two shares. Each PSU granted in 2018 reduces availability by its maximum vesting attainment of 150%, or 3.0 shares.
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
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2002 Stock Compensation Plan. Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2018. The 2018, 2017 and 2016 grants to non-employee directors generally vest over a one-year vesting period, with the 2018 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2019.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $11.6, $12.0 and $12.7 for the years ended December 31, 2018, 2017 and 2016, respectively, with the related tax benefit being $2.8, $4.6 and $4.8 for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2018, 2017, and 2016 long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2018, 2017, and 2016 included $3.9, $3.8 and $1.0, respectively associated with long-term cash awards.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on February 22, 2018, March 1, 2017, and March 2, 2016. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
February 22, 2018
SPX Corporation	42.25%	—%	2.38%	0.3267
Peer group within S&P 600 Capital Goods Index	34.99%	n/a	2.38%
March 1, 2017
SPX Corporation	41.03%	—%	1.52%	0.3685
Peer group within S&P 600 Capital Goods Index	34.49%	n/a	1.52%
March 2, 2016
SPX Corporation	36.91%	—%	0.97%	0.3354
Peer group within S&P 600 Capital Goods Index	32.94%	n/a	0.97%
Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU, RSU, and RS activity from December 31, 2015 through December 31, 2018:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2015	1.869	$17.63
Granted	0.423	13.97
Vested	(0.528)	10.32
Forfeited	(0.062)	20.46
December 31, 2016	1.702	16.47
Granted	0.252	28.22
Vested	(0.483)	18.17
Forfeited	(0.241)	20.83
December 31, 2017	1.230	17.41
Granted	0.211	33.69
Vested	(0.753)	15.39
Forfeited	(0.036)	22.35
December 31, 2018	0.652	$24.65
As of December 31, 2018, there was $5.7 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.7 years.

Stock Options
On February 22, 2018, March 1, 2017 and March 2, 2016, we granted stock options totaling 0.184, 0.208 and 0.505, respectively. The exercise price per share of these options is $32.69, $27.40 and $12.85, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on February 22, 2018, March 1, 2017 and March 2, 2016 was $11.66, $9.60 and $4.11, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	February 22, 2018	March 1, 2017	March 2, 2016
Annual expected stock price volatility	31.14%	32.00%	30.06%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	2.75%	2.14%	1.50%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the February 22, 2018, March 1, 2017 and March 2, 2016 grant were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2015 through December 31, 2018.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2015	1.047	$12.91
Granted	0.505	12.85
Options outstanding at December 31, 2016	1.552	12.89
Exercised	(0.125)	20.67
Forfeited	(0.027)	14.45
Granted	0.208	27.40
Options outstanding at December 31, 2017	1.608	14.67
Exercised	(0.064)	13.89
Forfeited	(0.010)	23.17
Granted	0.184	32.69
Options outstanding at December 31, 2018	1.718	$16.58
As of December 31, 2018, 1.242 of the above stock options were exercisable and there was $1.4 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 1.9 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment and Other(2)	Total
Balance at December 31, 2017	$230.2	$0.8	$19.1	$250.1
Other comprehensive loss before reclassifications	(4.4)	(1.8)	(1.0)	(7.2)
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 3	—	(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 3	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	0.5	(3.0)	(2.5)
Current-period other comprehensive income (loss)	(4.4)	(1.4)	0.6	(5.2)
Balance at December 31, 2018	$225.8	$(0.6)	$19.7	$244.9
___________________________________________________________________

(1)	Net of tax (provision) benefit of $0.2 and $(0.5) as of December 31, 2018 and 2017, respectively.
(2) Net of tax provision of $6.6 and $12.5 as of December 31, 2018 and 2017, respectively. The balances as of December 31, 2018 and 2017 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2017 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(3)	Pension and Postretirement Liability Adjustment and Other(1)(4)	Total
Balance at December 31, 2016	$229.7	$1.5	$3.9	$235.1
Other comprehensive income before reclassifications (1)	0.5	2.3	16.3	19.1
Amounts reclassified from accumulated other comprehensive income (2)	—	(3.0)	(1.1)	(4.1)
Current-period other comprehensive income (loss)	0.5	(0.7)	15.2	15.0
Balance at December 31, 2017	$230.2	$0.8	$19.1	$250.1
___________________________________________________________________

(1)	As indicated in Note 10, we reduced our unfunded liability related to postretirement benefits and increased “Accumulated other comprehensive income” (before tax) by $26.8.

(2)	As indicated in Note 13, we discontinued hedge accounting for our Swaps resulting in a reclassification from “Accumulated other comprehensive income” (before tax) of $2.7.

(3)	Net of tax provision of $0.5 and $0.9 as of December 31, 2017 and 2016, respectively.

(4)	Net of tax provision of $12.5 and $2.7 as of December 31, 2017 and 2016, respectively. The balances as of December 31, 2017 and 2016 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2018 and 2017:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2018	2017
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$0.7	$(2.5)	Cost of products sold
Swaps	—	0.3	Interest expense
Swaps	—	(2.7)	Other expense, net
Pre-tax	0.7	(4.9)
Income taxes	(0.2)	1.9
	$0.5	$(3.0)
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(4.2)	$(1.8)	Other expense, net
Income taxes	1.2	0.7
	$(3.0)	$(1.1)

Common Stock in Treasury
As described above, in 2016, we retired 50.0 shares or $2,948.1 of “Common stock in treasury.” In addition, during the years ended December 31, 2018, 2017 and 2016, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $27.6, $16.9 and $17.9, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2018, 2017 or 2016.
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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — As indicated in Note 4, in connection with the sale of Balcke Dürr, existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 21.8, respectively, at December 31, 2018), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us an indemnity in the event that any of these bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 3.0 and Euro 5.0, respectively, at December 31, 2018). Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during 2018 and 2017.

	Twelve months ended
	December 31, 2018		December 31, 2017
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$8.7	$2.8	$9.9	$4.8
Reduction/Amortization for the period (2)	(4.1)	(1.5)	(2.5)	(2.6)
Impact of changes in foreign currency rates	(0.2)	(0.1)	1.3	0.6
Balance at end of period (3)	$4.4	$1.2	$8.7	$2.8
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

(3)	Balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”
The net loss recorded at the time of sale of $78.6 included a charge of $5.1 associated with the estimated fair value of the guarantees and bonds, after consideration of the cash collateral and guarantee provided by Balcke Dürr and mutares AG, respectively.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2018, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
During the fourth quarter of 2016, we concluded that the carrying value of our Heat Transfer business’s definite-lived intangible assets (customer relationships and technology) may not be recoverable. As a result, we performed an impairment analysis on such assets. Based on such analysis, we determined that the fair values of these assets were less than their respective carrying values, resulting in an aggregate impairment charge of $23.9. The fair value of the customer relationship intangible asset was based on the estimated future cash flows of the asset, discounted at a rate of return that reflected the relative risk of the cash flows (unobservable inputs - Level 3). The fair values for the technology intangible assets were based on applying estimated royalty rates to projected revenues associated with the assets, discounted at a rate of return that reflected the relative risk of the revenues and current market conditions (unobservable inputs - Level 3).
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
As of December 31, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security - As indicated in Note 3, during 2018, we adopted an amendment to guidance that requires, among other things, equity securities (excluding equity method investments) to be measured at fair value. In connection with our adoption, we adjusted the carrying value of an equity security, previously reflected on our consolidated balance sheet within (“Other assets”) at its historical cost of $0.7, to its estimated fair value of $16.6. We determined the estimated fair value utilizing a practical expedient under the amended guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. As previously indicated, the increase in the equity security’s carrying value resulted in a reduction, net of tax, of our retained deficit of $12.0. Future changes in fair value associated with this equity security will be recognized in “Other expense, net.” We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2018 and December 31, 2017 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
(17)    Quarterly Results (Unaudited)

	First (4)		Second (4)		Third (4)		Fourth (4)
	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues (1)	$351.9	$340.6	$379.2	$349.7	$362.5	$348.5	$445.0	$387.0
Gross profit (1)	90.1	88.1	97.7	76.1	87.7	85.1	135.2	80.9
Income (loss) from continuing operations, net of tax (2)	12.4	10.3	19.7	(8.3)	6.8	22.0	39.3	60.0
Income (loss) from discontinued operations, net of tax (3)	—	7.1	3.3	(0.7)	(0.2)	0.3	(0.1)	(1.4)
Net income (loss)	$12.4	$17.4	$23.0	$(9.0)	$6.6	$22.3	$39.2	$58.6
Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.29	$0.24	$0.46	$(0.19)	$0.16	$0.51	$0.91	$1.41
Discontinued operations, net of tax	—	0.17	0.08	(0.02)	(0.01)	0.01	(0.01)	(0.03)
Net income (loss)	$0.29	$0.41	$0.54	$(0.21)	$0.15	$0.52	$0.90	$1.38
Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.28	$0.24	$0.44	$(0.19)	$0.15	$0.50	$0.88	$1.35
Discontinued operations, net of tax	—	0.16	0.07	(0.02)	—	0.01	—	(0.03)
Net income (loss)	$0.28	$0.40	$0.51	$(0.21)	$0.15	$0.51	$0.88	$1.32
___________________________________________________________________
Note:    The sum of the quarters’ income per share may not equal the full year per share amounts.

(1)
During the third quarter of 2018, we revised our estimates of revenues and costs, associated with our large power projects in South Africa. These revisions resulted in a charge to “Income (loss) from continuing operations before income taxes” of $4.7, which is comprised of a reduction in revenue of $2.7 and an increase in cost of products sold of $2.0.

During the second and fourth quarters of 2017, we revised our estimates of revenues and costs associated with the above projects. These revisions resulted in charges to “Income (loss) from continuing operations before income taxes” of $22.9 and $29.9, respectively, which is comprised of reductions in revenue of $13.5 and $23.4, respectively, and increases in cost of products sold of $9.4 and $6.5, respectively, in the second and fourth quarters of 2017. See Notes 6 and 14 for additional details.

(2)
During the third quarter of 2017, in connection with a favorable legal ruling, we reduced our unfunded liability related to postretirement benefits resulting in a pre-tax gain of $2.6. See Note 10 for additional details.

During the third quarter of 2017, we settled a contract that had been suspended and then ultimately cancelled by a customer of our Heat Transfer business, resulting in a pre-tax gain of $10.2.
During the fourth quarter of 2018 and 2017, we recognized pre-tax actuarial losses of $6.6 and $4.2, respectively, associated with our pension and postretirement benefit plans. See Note 10 for additional details.
During the fourth quarter of 2017, we recognized an income tax benefit of $77.6 for a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary. See Note 11 for additional details.
During the fourth quarter of 2017, we recorded a provisional net charge of $11.8 associated with the impact of the new corporate tax regulations that were enacted in the U.S.. See Note 11 for additional details.
(3) During the first quarter of 2017, we reduced the net loss on the sale of Balcke Dürr by $7.2.

During the second quarter of 2017, we increased the net loss on the sale of Balcke Dürr by $0.4.
During the second quarter of 2018, we reached an agreement with the buyer of Balcke Dürr on the amount of cash and working capital at the closing date, as well as various other matters. The agreement resulted in a net gain of $3.8.
See Note 4 for additional details on the above transactions.
(4) We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 were March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2018 and one more day in the fourth quarter of 2018 than in the respective 2017 periods.

(18)    Subsequent Event
On February 1, 2019, we completed the acquisition of Sabik Marine, a manufacturer of obstruction lighting products, from Carmanah Technologies Corporation for cash proceeds of $77.0. The post-acquisition operating results of Sabik Marine will be reflected in our Detection and Measurement reportable segment, beginning in the first quarter of 2019.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

•
Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2018, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Management excluded from its assessment of internal control over financial reporting as of December 31, 2018, the internal control over financial reporting of Cues, Inc. (“Cues”) which was acquired on June 7, 2018. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Cues’ total assets represented approximately 9% of our consolidated total assets as of December 31, 2018 and its revenues represented approximately 3% of our consolidated revenues for the year ended December 31, 2018. See a discussion of this acquisition in Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SPX Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 15, 2019 expressed an unqualified opinion on those financial statements.
As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Cues, Inc. (“Cues”), which was acquired on June 7, 2018. Cues’ financial statements represented approximately 9% of consolidated total assets and approximately 3% of consolidated revenues as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Cues.
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
February 15, 2019

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance

a)	Directors of the company.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.

b)	Executive Officers of the company.
Eugene J. Lowe, III, 50, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
Scott W. Sproule, 49, Vice President, Chief Financial Officer and Treasurer since September 2015. Mr. Sproule joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as CFO, Thermal Equipment and Services from December 2014 to September 2015, Vice President and CFO, Flow Power & Energy from September 2013 to November 2014, CFO, Flow Technology from May 2012 to September 2013, Vice President of Corporate Finance from July 2009 to May 2012, CFO, Test and Measurement from August 2007 to July 2009, and Assistant Corporate Controller from August 2005 to August 2007. Prior to joining SPX, Mr. Sproule held positions with Corning Incorporated, Eastman Kodak Company, and PricewaterhouseCoopers.
J. Randall Data, 53, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
Brian G. Mason, 53, President, Transformer Solutions since January 2015 and was appointed an officer of the company in January 2017. Prior to joining SPX, Mr. Mason spent over 14 years with Emerson Electric. Most recently, he was President, Emerson Connectivity Solutions, from March 2004 to July 2014, and President, Cinch Connectivity Solutions, from July 2014 to December 2014, having led the divestiture of Emerson Connectivity Solutions and its integration with Cinch Connectors/Bel Fuse. While at Emerson Electric, Mr. Mason held leadership positions in various technology-oriented businesses. He has also held leadership roles at General Cable, Winegard, and General Electric.
John W. Nurkin, 49, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 48, President, Weil-McLain and Marley Engineered Products since August 2013 and President, Radiodetection since September 2015. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 47, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)	Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

d)	Code of Ethics.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

e)
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of February, 2019.

SPX CORPORATION (Registrant)
By	/s/ SCOTT W. SPROULE
Scott W. Sproule Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of February, 2019.

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

10.9	—
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

10.13	—
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

10.14	—
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

10.15	—
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

*10.16	—
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

*10.18	—
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

*10.20	—
Form of Restricted Stock Agreement under the SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (File no. 1-6948).

*10.21	—
2002 Stock Compensation Plan (As Amended and Restated Effective May 3, 2012), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (File no. 1-6948).

*10.22	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*10.23	—
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

*10.26	—
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

*10.29	—
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

*10.31	—
Form of Time Based Restricted Stock Agreement Award for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 (File no. 1-6948).

*10.32	—
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

*10.35	—	Form of Stock Option Agreement under the SPX Corporation 2002 Stock Compensation Plan, incorporated by reference from our Current Report on Form 8-K filed on February 26, 2016 (File no. 1-6948).
*10.36	—
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors under the SPX Corporation 2002 Stock Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.37	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*10.38	—
SPX Corporation Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.39	—
SPX Corporation Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.40	—
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

*10.42	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

*10.43	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective May 7, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.44	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective September 25, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.45	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective December 18, 2017, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.46	—
SPX Corporation Supplemental Individual Account Retirement Plan, as amended and restated December 31, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (File no. 1-6948).

*10.47	—
Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan (as amended and restated December 31, 2008), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

*10.48	—
Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan (as amended and restated December 31, 2008), effective August 19, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.49	—
SPX Corporation Supplemental Retirement Plan for Top Management, as amended and restated April 22, 2009, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (File no. 1-6948).

*10.50	—
Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management (as amended and restated April 22, 2009), effective March 10, 2014, incorporated herein by reference from our Current Report on Form 8-K filed on March 3, 2014 (File no. 1-6948).

*10.51	—
Amendment to the SPX Corporation Supplemental Retirement Plan for Top Management (as amended and restated April 22, 2009), effective September 26, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.52	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (File no. 1-6948).

*10.53	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.54	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.55	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.56	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.57	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.1	—
SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iv)  Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.