Form 10-Q
period 2019-03-30
SPX CORP
filed 2019-05-06
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019

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

(980) 474-3700
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, par value $0.01	SPXC	New York Stock Exchange

Common shares outstanding May 2, 2019, 43,867,025

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 30, 2019	March 31, 2018
Revenues	$343.6	$351.9
Costs and expenses:
Cost of products sold	260.4	261.8
Selling, general and administrative	76.7	68.6
Intangible amortization	1.6	0.2
Special charges, net	0.1	2.0
Other operating expenses	1.8	—
Operating income	3.0	19.3

Other income, net	7.2	1.0
Interest expense	(5.3)	(4.3)
Interest income	0.3	0.5
Income from continuing operations before income taxes	5.2	16.5
Income tax provision	(4.6)	(4.1)
Income from continuing operations	0.6	12.4

Income (loss) from discontinued operations, net of tax	—	—
Loss on disposition of discontinued operations, net of tax	(1.4)	—
Loss from discontinued operations, net of tax	(1.4)	—

Net income (loss)	$(0.8)	$12.4

Basic income (loss) per share of common stock:
Income from continuing operations	$0.01	$0.29
Loss from discontinued operations	(0.03)	—
Net income (loss) per share	$(0.02)	$0.29

Weighted-average number of common shares outstanding — basic	43.618	42.772

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.01	$0.28
Loss from discontinued operations	(0.03)	—
Net income (loss) per share	$(0.02)	$0.28

Weighted-average number of common shares outstanding — diluted	44.880	44.353

Comprehensive income	$0.9	$16.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$39.0	$68.8
Accounts receivable, net	250.3	269.1
Contract assets	68.9	91.2
Inventories, net	151.5	128.8
Other current assets (includes income taxes receivable of $18.9 and $18.9 at March 30, 2019 and December 31, 2018, respectively)	44.0	40.5
Total current assets	553.7	598.4
Property, plant and equipment:
Land	18.7	19.4
Buildings and leasehold improvements	118.7	125.2
Machinery and equipment	330.2	334.1
	467.6	478.7
Accumulated depreciation	(289.3)	(294.5)
Property, plant and equipment, net	178.3	184.2
Goodwill	430.0	394.4
Intangibles, net	231.9	198.4
Other assets	685.4	657.7
Deferred income taxes	22.1	24.4
TOTAL ASSETS	$2,101.4	$2,057.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142.2	$153.6
Contract liabilities	84.0	79.5
Accrued expenses	176.5	183.7
Income taxes payable	3.1	3.5
Short-term debt	75.0	31.9
Current maturities of long-term debt	14.2	18.0
Total current liabilities	495.0	470.2
Long-term debt	332.3	331.9
Deferred and other income taxes	30.6	23.2
Other long-term liabilities	828.2	817.3
Total long-term liabilities	1,191.1	1,172.4
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (51,673,391 and 43,844,474 issued and outstanding at March 30, 2019, respectively, and 51,528,778 and 43,450,305 issued and outstanding at December 31, 2018, respectively)	0.5	0.5
Paid-in capital	1,279.9	1,295.4
Retained deficit	(650.9)	(650.1)
Accumulated other comprehensive income	246.6	244.9
Common stock in treasury (7,828,917 and 8,078,473 shares at March 30, 2019 and December 31, 2018, respectively)	(460.8)	(475.8)
Total equity	415.3	414.9
TOTAL LIABILITIES AND EQUITY	$2,101.4	$2,057.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income (loss)	$(0.8)	$12.4
Less: Loss from discontinued operations, net of tax	(1.4)	—
Income from continuing operations	0.6	12.4
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.1	2.0
Gain on change in fair value of equity security	(6.3)	—
Deferred and other income taxes	2.5	(1.3)
Depreciation and amortization	8.1	6.6
Pension and other employee benefits	2.8	2.3
Long-term incentive compensation	3.5	3.9
Other, net	0.3	0.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	47.5	23.6
Inventories	(14.4)	(3.6)
Accounts payable, accrued expenses and other	(32.2)	(43.1)
Cash spending on restructuring actions	(1.0)	(0.4)
Net cash from continuing operations	11.5	2.7
Net cash used in discontinued operations	(0.9)	(0.4)
Net cash from operating activities	10.6	2.3
Cash flows used in investing activities:
Proceeds from company-owned life insurance policies, net	0.5	0.2
Business acquisitions, net of cash acquired	(77.0)	(16.3)
Net proceeds from sale of assets	5.5	—
Capital expenditures	(3.7)	(3.2)
Net cash used in continuing operations	(74.7)	(19.3)
Net cash from (used in) discontinued operations	—	—
Net cash used in investing activities	(74.7)	(19.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	89.3	—
Repayments under senior credit facilities	(64.5)	—
Borrowings under trade receivables financing arrangement	40.0	—
Repayments under trade receivables financing arrangement	(29.0)	—
Net borrowings (repayments) under other financing arrangements	2.8	(0.4)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(5.9)	(3.2)
Net cash from (used in) continuing operations	32.7	(3.6)
Net cash from (used in) discontinued operations	—	—
Net cash from (used in) financing activities	32.7	(3.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.6	—
Net change in cash and equivalents	(29.8)	(20.6)
Consolidated cash and equivalents, beginning of period	68.8	124.3
Consolidated cash and equivalents, end of period	$39.0	$103.7

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
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the 2016 sale of Balcke Dürr. All other VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Wind-Down of the SPX Heat Transfer Business
During the second quarter of 2018, as a continuation of our strategic shift away from power generation end markets, we initiated a plan to wind-down the SPX Heat Transfer business (“Heat Transfer”). In connection with the planned wind-down, we sold the business’s manufacturing facility during the first quarter of 2019 for net cash proceeds of $5.5. As a result of the sale, we recorded a gain of $0.3, which is included in “Other income, net.” We anticipate completing the wind-down by the end of the second quarter of 2019.
Change in Segment Reporting Structure
During the fourth quarter of 2018, due, in part, to the certain wind-down activities, and the related decline in volumes, at our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), and Heat Transfer, we concluded that these operating segments were no longer economically similar to the other operating segments within our Engineered Solutions reportable segment. As such, DBT and Heat Transfer are now being reported, for all periods presented, within an “All Other” category outside of our reportable segments. See Notes 4 and 6 for additional details.
Acquisition of Sabik Marine
On February 1, 2019, we completed the acquisition of Sabik Marine (“Sabik”), a manufacturer of obstruction lighting products, from Carmanah Technologies Corporation for a purchase price of $77.0, net of cash acquired of $0.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment. See Notes 3 and 9 for additional details on the Sabik acquisition.
Acquisition of Cues
On June 7, 2018, we completed the acquisition of Cues, Inc. (“Cues”), a manufacturer of pipeline inspection and rehabilitation equipment, which significantly increases our presence in the pipeline inspection market. The acquisition was completed through the purchase of all of the issued and outstanding shares of Cues’ parent company for a purchase price of $164.4, net of cash acquired of $20.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment. See Note 3 for additional details on the Cues acquisition.
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

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of full year results. We have reclassified certain prior year amounts to conform to the current year presentation, including amounts related to the change in the segment reporting structure previously discussed. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods. We do not believe the one less day during the first quarter of 2019 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2018 period.
(2)                                NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
ASC Topic 842
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing guidance, Accounting Standards Codification (“ASC”) 842, that requires lessees to recognize assets and liabilities for the rights and obligations created by leases. Under the amendment, additional qualitative and quantitative disclosures are required to allow users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2019) through retained earnings, with no restatement of comparative periods.

The new standard provides a number of optional practical expedients upon transition. We elected the “package of practical expedients,” which allowed us to maintain our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedients for the use-of-hindsight or land easements; the latter not being applicable to us.

The impact of the initial adoption of the standard on our condensed consolidated balance sheet is summarized below, with the most significant impact being the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Our accounting for finance leases remains substantially unchanged.

	December 31, 2018	Impact of Adoption of ASC 842	January 1, 2019
Assets
Other assets	$657.7	$27.7	$685.4

Liabilities
Accrued expenses	183.7	7.9	191.6
Other long-term liabilities	$817.3	$19.8	$837.1

The adoption of ASC 842 had no impact on our retained deficit and no significant impact on the accompanying condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 30, 2019.

See Note 5 for further discussion of the post adoption impact of ASC 842.

Other Accounting Pronouncements
In May 2014, the FASB issued a new standard on revenue recognition (“ASC 606”) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The only significant change in revenue recognition as a result of the adoption of ASC 606 related to our power transformer business. Under ASC 606, revenues for our power transformer business are being recognized over time, while under previous revenue recognition guidance (ASC 605), revenues for power transformers were recognized at a point in time. We adopted the standard as of January 1, 2018 under the modified retrospective transition approach, which resulted in a decrease of our retained deficit of $4.0.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 became effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The requirements of ASU 2016-16 were to be applied on a modified retrospective basis, which entailed recognizing the initial effect of adoption in retained earnings. We adopted ASU 2016-16 as of January 1, 2018, which resulted in an increase of our retained deficit of $0.2.
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
In August 2017, the FASB issued significant amendments to hedge accounting. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance during the first quarter of 2019, with such adoption having no material impact to our condensed consolidated financial statements.
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
Acquisition of Sabik
As indicated in Note 1, on February 1, 2019, we completed the acquisition of Sabik for $77.0, net of cash acquired of $0.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on available information and on assumptions as to future operations and are subject to change upon completion of acquisition accounting. We financed the acquisition with available cash and borrowings under our senior credit and trade receivables financing arrangements. For the period February 1, 2019 to March 30, 2019, Sabik recognized revenues and a net loss of $4.3 and $0.1, respectively, with the net loss impacted by charges of $1.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold during the period. During the three months ended March 30, 2019, we incurred acquisition related costs for Sabik of $0.3, which have been recorded to “Selling, general and administrative” within the accompanying condensed consolidated statement of operations. The pro forma effects of the Sabik acquisition are not material to our consolidated results of operations.
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

Assets acquired:
Current assets, including cash and equivalents of $20.6	$70.4
Property, plant and equipment	7.4
Goodwill	47.8
Intangible assets	79.5
Other assets	2.3
Total assets acquired	207.4

Current liabilities assumed	7.8
Non-current liabilities assumed	14.6

Net assets acquired	$185.0
The identifiable intangible assets acquired consist of a trademark, customer backlog, customer relationships, and technology of $27.6, $0.8, $42.6, and $8.5, respectively, with such amounts based on an assessment of the related fair values. We are amortizing the customer backlog, customer relationships, and technology assets over 0.5, 12.0, and 11.0 years, respectively.
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
The following unaudited pro forma information presents our results of operations for the three months ended March 31, 2018 as if the acquisition of Cues had taken place on January 1, 2018. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Cues. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, the removal of professional fees incurred in connection with the transaction, and the related income tax effects.

Three months ended
March 31, 2018
Revenues	$369.3
Income from continuing operations	12.7
Net income	12.7

Income from continuing operations per share of common stock:
Basic	$0.30
Diluted	$0.29

Net income per share of common stock:
Basic	$0.30
Diluted	$0.29

Acquisition of Schonstedt
As indicated in Note 1, on March 1, 2018, we completed the acquisition of Schonstedt for $16.4, net of cash acquired of $0.3 , which included an additional amount paid during the three months ended June 30, 2018 of $0.1 related to the settlement of the agreed-upon working capital as of the acquisition date. The pro forma effects of the Schonstedt acquisition are not material to our consolidated results of operations.
Discontinued Operations
Summarized below are the components of discontinued operations for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019	March 31, 2018
Income (loss) from discontinued operations	$—	$—
Income tax provision (1)	(1.4)	—
Loss from discontinued operations, net	$(1.4)	$—
___________________________
(1) We recorded a provision of $1.4 within “Loss on disposition of discontinued operations, net of tax” during the three months ended March 30, 2019 as a result of a change in estimate associated with income tax liabilities retained in connection with a prior business divestiture.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended March 30, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$58.9	$—	$—	$—	$58.9
Boilers, comfort heating, and ventilation	69.5	—	—	—	69.5
Underground locators and inspection and rehabilitation equipment	—	47.1	—	—	47.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	38.0	—	—	38.0
Power transformers	—	—	98.8	—	98.8
Process cooling equipment and services, and heat exchangers	—	—	39.2	3.7	42.9
South African projects (1)	—	—	—	(11.6)	(11.6)
	$128.4	$85.1	$138.0	$(7.9)	$343.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$128.4	$79.6	$12.5	$1.1	$221.6
Revenues recognized over time (1)	—	5.5	125.5	(9.0)	122.0
	$128.4	$85.1	$138.0	$(7.9)	$343.6
___________________________
(1) As further discussed below, during the three months ended March 30, 2019, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5.

	Three Months Ended March 31, 2018
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$59.6	$—	$—	$—	$59.6
Boilers, comfort heating, and ventilation	68.1	—	—	—	68.1
Underground locators and inspection and rehabilitation equipment	—	25.8	—	—	25.8
Signal monitoring, obstruction lighting, and bus fare collection systems	—	39.8	—	—	39.8
Power transformers	—	—	91.3	—	91.3
Process cooling equipment and services, and heat exchangers	—	—	36.5	16.5	53.0
South African projects	—	—	—	14.3	14.3
	$127.7	$65.6	$127.8	$30.8	$351.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$127.7	$64.0	$12.6	$1.3	$205.6
Revenues recognized over time	—	1.6	115.2	29.5	146.3
	$127.7	$65.6	$127.8	$30.8	$351.9
Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of March 30, 2019 and December 31, 2018:

Contract Balances	March 30, 2019	December 31, 2018	Change
Contract Accounts Receivable (1)	$242.6	$263.9	$(21.3)
Contract Assets	68.9	91.2	(22.3)
Contract Liabilities - current	(84.0)	(79.5)	(4.5)
Contract Liabilities - non-current (2)	(2.0)	(2.1)	0.1
Net contract balance	$225.5	$273.5	$(48.0)
_____________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $48.0 decrease in our net contract balance from December 31, 2018 to March 30, 2019 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the first quarter of 2019, we recognized revenues of $27.4 related to our contract liabilities at December 31, 2018.
Performance Obligations

As of March 30, 2019, the aggregate amount allocated to remaining performance obligations was $81.7. We expect to recognize revenue on approximately 53% and 69% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

Variable Consideration
Our recorded cumulative revenue associated with the large power projects in South Africa includes amounts of variable consideration related to claims and unapproved change orders. As indicated in Note 15, during February, March, and April of 2019, we received a number of claims from the prime contractors on these projects asserting various amounts of damages. In consideration of these recent claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration noted above. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5 during the three months ended March 30, 2019, as it was no longer probable that such amounts of revenue would not be reversed.
At March 30, 2019, our cumulative recognized revenue related to the variable consideration on the large power projects in South Africa, after the reduction noted above, totaled $19.9. We have recognized revenue associated with these claims, along with certain unapproved change orders, to the extent we have an enforceable right to the claim or change order, the amount can be reliably estimated, and it is probable that a significant reversal of the cumulative revenue recognized will not occur. While we believe these amounts are recoverable under the provisions of the related contracts, actual amounts of consideration ultimately received may differ from our estimates, which could have a material impact on our consolidated results of operations.
(5) LEASES
As indicated in Note 2, effective January 1, 2019, we adopted ASC 842 under the modified retrospective transition approach. As a result, for periods prior to 2019, leases continue to be presented based on prior guidance. Summarized below is our policy for leases under ASC 842, as well as the various other disclosures required by ASC 842.

We elected to account for lease agreements with lease and non-lease components as a single component for all leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.

We review if an arrangement is a lease at inception and conclude whether the contract contains an identified asset if we have the right to obtain substantially all the economic benefit and direct the use of the asset. Operating leases with ROU assets are reflected within “Other assets,” “Accrued expenses,” and “Other long-term liabilities” within our condensed consolidated balance sheet. Finance leases are included in “Property, plant and equipment,” “Current maturities of long-term debt,” and “Long-term debt.”

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and the related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. These payments include renewal options when reasonably certain to be exercised, and exclude termination options. As none of our leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any prepaid lease payments and excludes lease incentives.

We have operating and finance leases for facilities, equipment, and vehicles. Our leases have remaining lease terms of one year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the lease within one year. We rent or sublease certain space within owned facilities to third parties under operating leases, with the impact of these lease arrangements being immaterial to our condensed consolidated financial statements.

The components of lease expense for the three months ended March 30, 2019 were as follows:

Operating lease cost (1)	$3.2
Variable lease cost	$0.1

Finance lease cost:
Amortization of right-of-use assets	$0.3
Interest on lease liabilities	—
Total finance lease cost	$0.3
_________________________
(1) Includes short-term lease cost of $0.8 for the three months ended March 30, 2019.

Supplemental cash flow information related to leases for the three months ended March 30, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2.4
Operating cash flows from finance leases	—
Financing cash flows from finance leases	0.3
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	0.9
Finance lease right-of-use assets obtained in exchange for new lease obligations	0.2

Supplemental balance sheet information related to leases as of March 30, 2019 was as follows:
Operating Leases:		Affected Line Item in the Condensed Consolidated Balance Sheet
Operating lease ROU assets	$26.3	Other assets

Operating lease current liabilities	$8.1	Accrued expenses
Operating lease non-current liabilities	20.0	Other long-term liabilities
Total operating lease liabilities	$28.1

Finance Leases:
Finance Lease Assets	$2.4	Property, plant and equipment, net

Finance lease current liabilities	$1.0	Current maturities of long-term debt
Finance lease non-current liabilities	1.5	Long-term debt
Total finance lease liabilities	$2.5

The weighted average remaining lease terms (years) of our leases as of March 30, 2019 were as follows:

Operating Leases	5.2
Finance Leases	2.9
The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five year term, as the results did not materially differ upon further stratification. The weighted-average discount for both our operating and finance leases was 3.8% at March 30, 2019.

The future minimum payments under our operating and finance leases were as follows as of March 30, 2019:
	Operating Leases	Finance Leases	Total

Next 12 months	$9.0	$1.1	$10.1
12 to 24 months	6.9	0.8	7.7
24 to 36 months	4.5	0.5	5.0
36 to 48 months	3.9	0.2	4.1
48 to 60 months	3.7	0.1	3.8
Thereafter	3.3	—	3.3
Total lease payments	31.3	2.7	34.0
Less imputed interest	3.2	0.2	3.4
Total	$28.1	$2.5	$30.6

As a result of adopting ASC 842 on January 1, 2019, we are required to present the future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year that were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under the previous lease guidance. Our operating lease commitments as of December 31, 2018 were as follows:

2019	$9.1
2020	7.3
2021	4.5
2022	3.8
2023	3.4
Thereafter	3.1
Total minimum payments	$31.2

(6)                              INFORMATION ON REPORTABLE AND OTHER OPERATING SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 17 countries and sales in over 100 countries around the world.
As indicated in Note 1, our DBT and Heat Transfer operating segments are now being reported in an “All Other” category for segment reporting purposes. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, and Asia Pacific.
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
All Other
Our “All Other” group of operating segments engineer, design, manufacture, install and service equipment, including heat exchangers, primarily for the power generation market. The primary distribution channels for the group’s products are direct to customers and third-party representatives. These operating segments have a presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments and other operating segments for the three months ended March 30, 2019 and March 31, 2018 are presented below:

	Three months ended
	March 30, 2019	March 31, 2018
Revenues:
HVAC reportable segment	$128.4	$127.7
Detection and Measurement reportable segment	85.1	65.6
Engineered Solutions reportable segment	138.0	127.8
All Other (1)	(7.9)	30.8
Consolidated revenues	$343.6	$351.9

Income (loss):
HVAC reportable segment	$18.4	$18.6
Detection and Measurement reportable segment	17.0	15.7
Engineered Solutions reportable segment	8.0	6.8
All Other (1)	(22.6)	(4.1)
Total income for segments	20.8	37.0

Corporate expense	(12.4)	(11.8)
Long-term incentive compensation expense	(3.5)	(3.9)
Special charges, net	(0.1)	(2.0)
Other operating expenses	(1.8)	—
Consolidated operating income	$3.0	$19.3
_____________________
(1)As indicated in Note 4, during the three months ended March 30, 2019, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5.
(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 30, 2019 and March 31, 2018 are described in more detail below:

	Three months ended
	March 30, 2019	March 31, 2018
HVAC reportable segment	$0.1	$—
Detection and Measurement reportable segment	—	—
Engineered Solutions reportable segment	—	—
All Other	—	1.6
Corporate	—	0.4
Total	$0.1	$2.0

HVAC Segment — Charges for the three months ended March 30, 2019 related primarily to severance costs associated with a restructuring action at the segment’s Cooling EMEA business.
All Other — Charges for the three months ended March 31, 2018 related to severance costs associated with a restructuring action at DBT, our South African business.
Corporate — Charges for the three months ended March 31, 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions.
No significant charges are expected to be incurred under actions approved as of March 30, 2019.

The following is an analysis of our restructuring liabilities for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$2.7	$0.6
Special charges	0.1	2.0
Utilization — cash	(1.0)	(0.4)
Balance at end of period	$1.8	$2.2

(8)	INVENTORIES, NET
Inventories at March 30, 2019 and December 31, 2018 comprised the following:

	March 30, 2019	December 31, 2018
Finished goods	$60.6	$49.8
Work in process	20.0	16.2
Raw materials and purchased parts	83.5	74.9
Total FIFO cost	164.1	140.9
Excess of FIFO cost over LIFO inventory value	(12.6)	(12.1)
Total inventories, net	$151.5	$128.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 44% and 45% of total inventory at March 30, 2019 and December 31, 2018, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 30, 2019, were as follows:

	December 31, 2018	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	March 30, 2019
HVAC reportable segment
Gross goodwill	$261.8	$—	$—	$(0.2)	$261.6
Accumulated impairments	(144.4)	—	—	(0.2)	(144.6)
Goodwill	117.4	—	—	(0.4)	117.0

Detection and Measurement reportable segment
Gross goodwill	265.0	35.7	—	1.5	302.2
Accumulated impairments	(134.3)	—	—	(1.2)	(135.5)
Goodwill	130.7	35.7	—	0.3	166.7

Engineered Solutions reportable segment
Gross goodwill	335.3	—	—	(0.6)	334.7
Accumulated impairments	(189.0)	—	—	0.6	(188.4)
Goodwill	146.3	—	—	—	146.3

All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—

Total
Gross goodwill	882.9	35.7	—	0.7	919.3
Accumulated impairments	(488.5)	—	—	(0.8)	(489.3)
Goodwill	$394.4	$35.7	$—	$(0.1)	$430.0
___________________________

(1)
Reflects goodwill acquired in connection with the Sabik acquisition of $36.5, partially offset by a reduction in Cues’ goodwill during the period of $0.8 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 3, the acquired assets, including goodwill, and liabilities assumed in the Sabik and Cues acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at March 30, 2019 and December 31, 2018 comprised the following:

	March 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$61.1	$(4.7)	$56.4	$44.8	$(3.5)	$41.3
Technology	26.2	(1.4)	24.8	17.1	(1.1)	16.0
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.8	(8.0)	3.8	11.3	(7.9)	3.4
	103.6	(18.6)	85.0	77.7	(17.0)	60.7
Trademarks with indefinite lives(2)	146.9	—	146.9	137.7	—	137.7
Total	$250.5	$(18.6)	$231.9	$215.4	$(17.0)	$198.4
___________________________

(1)
The identifiable intangible assets associated with the Sabik acquisition consist of customer backlog, customer relationships, definite lived trademarks, and technology of $0.4, $16.3, $0.2 and $9.1, respectively.

(2)	Changes during the three months ended March 30, 2019 related primarily to the acquisition of Sabik trademarks of $9.0.

In connection with the acquisition of Sabik, which has determinable lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $7.7 for the full year 2019 and for each of the five years thereafter.
At March 30, 2019, the net carrying value of intangible assets with determinable lives consisted of $3.2 in the HVAC reportable segment and $81.8 in the Detection and Measurement reportable segment. At March 30, 2019, trademarks with indefinite lives consisted of $89.3 in the HVAC reportable segment, $48.5 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 17). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year.
(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$34.0	$33.9
Acquisitions	0.1	0.2
Impact of initial adoption of ASC 606	—	0.4
Provisions	2.9	2.0
Usage	(3.8)	(3.4)
Currency translation adjustment	—	0.1
Balance at end of period	33.2	33.2
Less: Current portion of warranty	11.0	13.3
Non-current portion of warranty	$22.2	$19.9
(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 30, 2019	March 31, 2018
Service cost	$—	$—
Interest cost	3.3	3.1
Expected return on plan assets	(2.5)	(2.6)
Net periodic pension benefit expense	$0.8	$0.5

Foreign Pension Plans

	Three months ended
	March 30, 2019	March 31, 2018
Service cost	$—	$—
Interest cost	1.2	1.2
Expected return on plan assets	(1.6)	(1.9)
Net periodic pension benefit income	$(0.4)	$(0.7)

Postretirement Plans

	Three months ended
	March 30, 2019	March 31, 2018
Service cost	$—	$—
Interest cost	0.6	0.5
Amortization of unrecognized prior service credits	(1.0)	(1.0)
Net periodic postretirement benefit income	$(0.4)	$(0.5)

(12)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2019:

	December 31, 2018	Borrowings	Repayments	Other(4)	March 30, 2019
Revolving loans	$6.4	$89.3	$(60.1)	$—	$35.6
Term loan(1)	348.1	—	(4.4)	0.2	343.9
Trade receivables financing arrangement(2)	23.0	40.0	(29.0)	—	34.0
Other indebtedness(3)	4.3	3.0	(0.2)	0.9	8.0
Total debt	381.8	$132.3	$(93.7)	$1.1	421.5
Less: short-term debt	31.9				75.0
Less: current maturities of long-term debt	18.0				14.2
Total long-term debt	$331.9				$332.3
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.7 and $1.9 at March 30, 2019 and December 31, 2018, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 30, 2019, we had $5.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.5, capital lease obligations of $2.5 and $1.8, and borrowings under a line of credit in China of $3.0 and $0.0, at March 30, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2018 Annual Report on Form 10-K.
At March 30, 2019, we had $30.7 and $116.0 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 4.0% at March 30, 2019.
At March 30, 2019, we were in compliance with all covenants of our senior credit agreement.

(13)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
On March 8, 2018, we entered into an interest rate swap agreement (the “Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our senior credit agreement. The Swaps, which we have designated and are accounting for as cash flow hedges, had an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of March 30, 2019, the aggregate notional amounts of the Swaps was $256.8. As of March 30, 2019 and December 31, 2018, the fair value of the Swaps were $1.0 (long-term liability) and $0.2 (long-term asset), respectively. The unrealized gain (loss), net of tax, recorded in AOCI was $(0.7) and $0.2 at March 30, 2019 and December 31, 2018, respectively. We reclassify AOCI associated with our Swaps into earnings as a component of interest expense when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $20.2 and $14.4 outstanding as of March 30, 2019 and December 31, 2018, respectively, with all of the $20.2 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.4 at March 30, 2019 and December 31, 2018, with all of the $0.4 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of March 30, 2019 and December 31, 2018.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material in relation to our condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 30, 2019 and December 31, 2018, the outstanding notional amount of commodity contracts was 3.2 and 3.9 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 30, 2019 and December 31, 2018, the fair value of these contracts were $0.3 (current asset) and $1.0 (current liability), respectively. The unrealized gains (losses), net of taxes, recorded in AOCI were $0.2 and $(0.8) as of March 30, 2019 and December 31, 2018, respectively. We anticipate reclassifying the unrealized gains as of March 30, 2019 to earnings over the next 12 months.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 30, 2019	March 31, 2018
Weighted-average number of common shares used in basic income per share	43.618	42.772
Dilutive securities — Employee stock options and restricted stock units	1.262	1.581
Weighted-average number of common shares and dilutive securities used in diluted income per share	44.880	44.353

The weighted-average number of restricted stock shares/units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period was 0.301 and 0.973, respectively, for the three months ended March 30, 2019 and 0.286 and 0.864, respectively, for the three months ended March 30, 2018.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2019 is included in our 2018 Annual Report on Form 10-K.
Awards granted on February 21, 2019 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted RSU’s and PSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2019 meeting scheduled for May 9, 2019.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.5 and $3.9 for the three months ended March 30, 2019 and March 31, 2018, respectively. The related tax benefit was $0.9 and $1.0 for the three months ended March 30, 2019 and March 31, 2018, respectively.

PSU’s and RSU’s
We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.
The following table summarizes the PSU and RSU activity from December 31, 2018 through March 30, 2019:

	Unvested PSU’s and RSU’s,	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2018	0.652	$24.65
Granted	0.394	40.47
Vested	(0.430)	18.26
Forfeited	(0.002)	35.19
Outstanding at March 30, 2019	0.614	36.15
As of March 30, 2019, there was $16.3 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.

Stock Options
On February 21, 2019, we granted 0.186 stock options, all of which were outstanding (but not exercisable) as of March 30, 2019. The exercise price per share of these options is $36.51 and the maximum contractual term of these options is 10 years.
The fair value per share of the stock options granted on February 21, 2019 was $13.31. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	32.70%
Annual expected dividend yield	—%
Risk-free interest rate	2.53%
Expected life of stock option (in years)	6.0
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
As of March 30, 2019, there was $3.3 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 1.7 years.
Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 30, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$225.8	$(0.6)	$19.7	$244.9
Other comprehensive loss before reclassifications	—	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	0.2	(0.8)	1.8
Current-period other comprehensive income (loss)	2.4	0.1	(0.8)	1.7
Balance at end of period	$228.2	$(0.5)	$18.9	$246.6
__________________________

(1)	Net of tax benefit of $0.1 and $0.2 as of March 30, 2019 and December 31, 2018, respectively.

(2)	Net of tax provision of $6.4 and $6.6 as of March 30, 2019 and December 31, 2018. The balances as of March 30, 2019 and December 31, 2018 include unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$230.2	$0.8	$19.1	$250.1
Other comprehensive income (loss) before reclassifications	1.0	(0.3)	—	0.7
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 2		(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 2	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	(0.1)	(0.7)	(0.8)
Current-period other comprehensive income (loss)	1.0	(0.5)	3.9	4.4
Balance at end of period	$231.2	$0.3	$23.0	$254.5
__________________________

(1)	Net of tax provision of $0.1 and $0.5 as of March 31, 2018 and December 31, 2017, respectively.

(2)	Net of tax provision of $7.6 and $12.5 as of March 31, 2018 and December 31, 2017. The balances as of March 31, 2018 and December 31, 2017 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended March 30, 2019 and March 31, 2018:

	Amount Reclassified from AOCI
	Three months ended
	March 30, 2019	March 31, 2018	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$0.3	$(0.2)	Cost of products sold
Swaps	—	—	Interest expense
Pre-tax	0.3	(0.2)
Income taxes	(0.1)	0.1
	$0.2	$(0.1)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.0)	Other income (expense), net
Income taxes	0.2	0.3
	$(0.8)	$(0.7)

Common Stock in Treasury
During the three months ended March 30, 2019 and March 31, 2018, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $15.0 and $12.1, respectively, with the offset recorded to “Paid in capital.”

Changes in Equity
A summary of the changes in equity for the three months ended March 30, 2019 and March 31, 2018 is provided below:

	Three months ended
	March 30, 2019	March 31, 2018
Equity, beginning of period	$414.9	$314.7
Net income (loss)	(0.8)	12.4
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(0.1) and $0.4 for the three months ended March 30, 2019 and March 31, 2018, respectively	0.1	(0.5)
Pension and postretirement liability adjustment, net of tax benefit of $0.2 and $4.9 for the three months ended March 30, 2019 and March 31, 2018, respectively	(0.8)	3.9
Foreign currency translation adjustments	2.4	1.0
Total comprehensive income	0.9	16.8
Impact of initial adoption of ASC 606 - See Note 2	—	4.0
Stranded income tax effects resulting from tax reform - See Note 2	—	(4.8)
Impact of adoption of ASU 2016-16 - See Note 2	—	(0.2)
Incentive plan activity	3.4	3.0
Long-term incentive compensation expense	2.6	3.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	(6.5)	(3.3)
Equity, end of period	$415.3	$333.2

(15)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $619.9 (including $574.0 for asbestos product liability matters) and $631.7 (including $587.5 for asbestos product liability matters) at March 30, 2019 and December 31, 2018, respectively. Of these amounts, $591.4 and $600.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 30, 2019 and December 31, 2018, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended March 30, 2019, our payments for asbestos-related matters, net of insurance recoveries of $11.2, were $2.8. During the three months ended March 31, 2018, our insurance recoveries for asbestos-related matters, net of payments of $8.8, were $3.7. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $530.7 and $541.9 at March 30, 2019 and December 31, 2018, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three months ended March 30, 2019 and March 31, 2018, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
Large Power Projects in South Africa
Overview - Since 2008, our South African subsidiary, DBT, has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has completed the majority of its contractual scope of work on the projects and we believe its remaining scope of work will be substantially complete by the end of 2019.
The challenges related to these projects have resulted in (i) significant adjustments to our revenue and cost estimates for the projects, (ii) DBT’s submission of numerous change orders to the prime contractors, (iii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.), and (iv) the possibility that DBT may become subject to additional claims, which could be significant. It is possible that some outstanding claims could be resolved in 2019, while others may not be resolved until after the prime contractors complete their scopes of work. Our future financial position, operating results, and cash flows could be materially impacted by the resolution of current and any future claims.
Claims by DBT - DBT has made numerous claims against the two prime contractors on the projects, Alstom S&E (PTY) LTD (“Alstom/GE”) and Mitsubishi-Hitachi Power Systems Africa (PTY) LTD (“MHPSA”). Most of these claims have been submitted to dispute adjudication processes as required under the relevant contracts. As of March 30, 2019, the recorded cumulative revenues related to these claims, as well as certain unapproved change orders, totaled $19.9 (see Note 4 for further discussion). It is possible that recovery on these claims and unapproved change orders could be delayed as a result of current and potential future claims by the prime contractors against DBT (see below for further discussion). In addition to existing asserted claims, DBT may have additional claims and rights to recovery based on its remaining performance under the contracts and actions taken by either Alstom/GE or MHPSA.
Claims by Prime Contractors - In February and March of 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 277.5 (or $19.0) from Alstom/GE alleging that DBT failed to meet certain project milestones related to construction of the air-cooled condensers on the Kusile project. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.
In April 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 264.4 (or $18.1) from MHPSA alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.
On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $65.0), DBT has numerous other defenses and, thus, we believe that DBT’s probable loss associated with these claims has been appropriately reflected in provisions established in prior periods and included in the accompanying condensed consolidated balance sheets. It is reasonably possible that DBT’s ultimate loss could exceed the provisions that have been recorded, but we currently cannot estimate the potential additional loss, or the range of the potential additional loss, associated with these claims due to the (i) lack of support provided by MPHSA for these claims; (ii) complexity of contractual relationships between the end customer, prime contractor, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.
Bank Bonds and Guarantees - In connection with these projects, we have issued, in favor of the prime contractors, bonds totaling $56.9 and an additional bond totaling $22.4 with more stringent payment conditions. In the event that the prime contractors were to receive payment on a portion, or all, of these bonds, we would be required to reimburse the bank. In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects.
Claims by Subcontractor - On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $17.5). We believe this decision is invalid on numerous bases. Specifically, we believe, among other things, that these and other claims were previously settled and satisfied by way of a 2015 amendment to the contract between DBT and the subcontractor. Therefore, DBT is pursuing all available legal recourse in the matter, including referring the matter to both an arbitration process and court proceedings. Based on the reasons stated above, we have concluded that it is not probable that a loss has been incurred with respect to this matter and, therefore, a loss has not been recorded in the accompanying condensed consolidated financial statements.

On March 4, 2019, an arbitration panel accepted jurisdiction of the matter allowing it to proceed through an arbitration process.

Noncontrolling Interest in South African Subsidiary
DBT has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $17.6 and $17.7 at March 30, 2019 and December 31, 2018, respectively) within “Accrued expenses” on our condensed consolidated balance sheets, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of March 30, 2019, we had liabilities for site investigation and/or remediation at 29 sites (28 sites at December 31, 2018) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of March 30, 2019, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 15 sites at which the liability has not been settled, of which 11 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

(16)	INCOME TAXES
Uncertain Tax Benefits
As of March 30, 2019, we had gross unrecognized tax benefits of $20.3 (net unrecognized tax benefits of $13.9). Of these net unrecognized tax benefits, $10.2 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 30, 2019, gross accrued interest totaled $4.1 (net accrued interest of $3.1). As of March 30, 2019, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended March 30, 2019, we recorded an income tax provision of $4.6 on $5.2 of pre-tax income from continuing operations, resulting in an effective rate of 88.5%. This compares to an income tax provision for the three months ended March 31, 2018 of $4.1 on $16.5 of pre-tax income from continuing operations, resulting in an effective rate of 24.8%. The most significant items impacting the income tax provision for the first quarter of 2019 were (i) foreign losses for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter. The most significant items impacting the income tax provision for the first quarter of 2018 were (i) $1.5 of tax charges related to the Act and (ii) $0.8 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter.
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

(17)	FAIR VALUE
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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 18.1, respectively, at March 30, 2019) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG, an affiliate of the acquirer of Balcke Dürr, provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 3.0 and Euro 5.0, respectively, at March 30, 2019). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are changes in the liability and asset during the three months ended March 30, 2019, and March 31, 2018.

	Three months ended
	March 30, 2019		March 31, 2018
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$4.4	$1.2	$8.7	$2.8
Reduction/Amortization for the period (2)	(1.3)	(0.2)	(0.7)	(0.4)
Impact of changes in foreign currency rates	(0.1)	—	0.3	0.1
Balance at end of period (3)	$3.0	$1.0	$8.3	$2.5
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
As of March 30, 2019, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — During 2018, we adopted an amendment to guidance that requires, among other things, equity securities (excluding equity method investments) to be measured at fair value. In connection with our adoption, we adjusted the carrying value of an equity security, previously reflected on our consolidated balance sheet at its historical cost of $0.7, to its estimated fair value of $16.6. We determined the estimated fair value utilizing a practical expedient under the amended guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. The increase in the equity security’s carrying value resulted in a reduction, net of tax, of our retained deficit of $12.0. We are restricted from transferring this investment without approval of the manager of the investee.
During the three months ended March 30, 2019, we recorded a gain of $6.3 to “Other income, net” to reflect an increase in the estimated fair value of the equity security, with such amount determined based on the investee’s most recent audited financial statements. In addition, we received a distribution during the three months ended March 30, 2019 of $2.6 included within “Cash flows from operating activities” in our condensed consolidated cash flows. As of March 30, 2019, the estimated fair value of the equity security was $20.3.
Indebtedness and Other — The estimated fair value of our debt instruments as of March 30, 2019 and December 31, 2018 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2018 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 30, 2019 totaled $343.6, compared to $351.9 for the three months ended March 31, 2018. The decrease in revenues was due primarily to (i) an adjustment, during the three months ended March 30, 2019, to the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa of $17.5 (see below for further discussion) and (ii) a decline in organic revenue, partially offset by increases in revenue associated with the impact of the acquisitions of Schonstedt Instrument Company (“Schonstedt”) on March 1, 2018, Cues, Inc. (“Cues”) on June 7, 2018, and Sabik Marine (“Sabik”) on February 1, 2019. The decline in organic revenue was due primarily to lower sales related to the large power projects in South Africa, as these projects are generally in the latter stages of completion, and the impact of the wind-down of the SPX Heat Transfer business (“Heat Transfer”), partially offset by increases in organic revenue within our Engineered Solutions reportable segment. See “Results of Reportable and Other Operating Segments” for additional details.
During the three months ended March 30, 2019, we generated operating income of $3.0, compared to $19.3 during the three months ended March 31, 2018. The decrease in operating income was due primarily to the reduction in revenue of $17.5 noted above associated with the large power projects in South Africa, partially offset by additional income within our (i) Detection and Measurement reportable segment associated with the acquisitions noted above and (ii) Engineered Solutions reportable segment associated with organic revenue growth. See “Results of Reportable and Other Operating Segments” for additional details.
Cash flows from operating activities associated with continuing operations totaled $11.5 for the three months ended March 30, 2019, compared to $2.7 during the three months ended March 31, 2018. The increase in cash flows from operating activities was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to the large power projects in South Africa, as these projects are generally in the latter stages of completion. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net payments of $3.3 during the three months ended March 30, 2019 versus net refunds of $18.9 during the three months ended March 31, 2018).
Other significant items impacting our financial results for the three months ended March 30, 2019 were as follows:

•	Acquisition of Sabik

◦	Completed the acquisition on February 1, 2019 for a purchase price of $77.0, net of cash acquired of $0.6.

◦	Sabik’s revenues for the twelve months prior to the date of acquisition were approximately $28.0.

◦	The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment.

•
Charges Related to the Dry Cooling Sale - During the three months ended March 30, 2019, in connection with recent settlement activities, we revised our estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business, which resulted in charges of $1.8 during the period.

•
Sale of Heat Transfer Facility - In connection with the wind-down of the business, we sold, during the three months ended March 30, 2019, Heat Transfer’s manufacturing facility for net cash proceeds of $5.5, resulting in a gain of $0.3 recorded within “Other income, net.”

•
Change in Estimated Fair Value of an Equity Security - During the three months ended March 30, 2019, we recorded a gain of $6.3 within “Other income, net” related to the increase in the estimated fair value of an equity security that we hold. See Note 17 to our condensed consolidated financial statements for additional details.

•
Adjustment to Cumulative Revenue on Large Power Projects in South Africa - In consideration of recent claims received from the prime contractors on the projects, and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration recorded on the projects. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the projects by $17.5 during the three months ended March 30, 2019. See Notes 4 and 15 to the accompanying condensed consolidated financial statements for additional details.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2018 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods. We do not believe the one less day during the first quarter of 2019 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the respective 2018 period.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reduction to the cumulative revenues on the large power projects in South Africa during the three months ended March 30, 2019 of $17.5. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 30, 2019 and March 31, 2018, respectively, including the reconciliation of organic revenue decline to the net revenue decrease:

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$343.6	$351.9	(2.4)
Gross profit	83.2	90.1	(7.7)
% of revenues	24.2%	25.6%
Selling, general and administrative expense	76.7	68.6	11.8
% of revenues	22.3%	19.5%
Intangible amortization	1.6	0.2	*
Special charges, net	0.1	2.0	(95.0)
Other operating expenses	1.8	—	*
Other income, net	7.2	1.0	*
Interest expense, net	(5.0)	(3.8)	31.6
Income from continuing operations before income taxes	5.2	16.5	(68.5)
Income tax provision	(4.6)	(4.1)	12.2
Income from continuing operations	0.6	12.4	(95.2)

Components of consolidated revenue decrease:
Organic			(2.5)
Foreign currency			(1.4)
South Africa revenue adjustment			(4.7)
Acquisitions			6.2
Net revenue decrease			(2.4)
_________________________________

*	Not meaningful for comparison purposes.

Revenues — For the three months ended March 30, 2019, the decrease in revenue, compared to the respective period in 2018, was due primarily to (i) an adjustment, during the three months ended March 30, 2019, to the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa of $17.5, (ii) a decline in organic revenue, and (iii) a stronger U.S. dollar (primarily against the South African Rand and British Pound) during the three months ended March 30, 2019, partially offset by increases in revenue associated with the acquisitions of Schonstedt on March 1, 2018, Cues on June 7, 2018, and Sabik on February 1, 2019. The decline in organic revenue was due primarily to lower sales related to the large power projects in South Africa, as these projects are generally in the latter stages of completion, and the impact of the wind-down of Heat Transfer, partially offset by increases in organic revenue within our Engineered Solutions reportable segment. See “Results of Reportable and Other Operating Segments” for additional details.
Gross Profit — For the three months ended March 30, 2019, the decrease in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2018, was due primarily to the reduction in revenue of $17.5 noted above associated with the large power projects in South Africa, partially offset by the impact of the acquisitions noted above and a favorable revenue mix during the period (i.e., revenue increases were associated with businesses and products that historically generate higher gross margins).
Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 30, 2019, the increase in SG&A expense, compared to the respective period in 2018, was due primarily to the impact of the acquisitions noted above.
Intangible Amortization — For the three months ended March 30, 2019, the increase in intangible amortization, compared to the respective period in 2018, was due to the impact of the acquisitions noted above.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first three months of 2019 and 2018.
Other Operating Expenses — Other operating expenses for the three months ended March 30, 2019 relate to charges associated with revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business, with such revisions resulting from settlement activities during the period.
Other Income, net — Other income, net, for the three months ended March 30, 2019 was composed primarily of (i) a gain of $6.3 related to a change in the estimated fair value of an equity security that we hold and (ii) income derived from company-owned life insurance policies of $1.4, partially offset by foreign currency transaction losses of $0.9.
Other income, net, for the three months ended March 31, 2018 was composed primarily of (i) pension and postretirement income of $0.7 and (ii) a gain on interest rate swaps of $0.6, partially offset by foreign currency transaction losses of $0.5.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three months ended March 30, 2019, compared to the same period in 2018, was the result of higher borrowings and higher average interest rates during the first quarter of 2019, with the higher borrowings attributable to the funding required for the Sabik acquisition.
Income Tax Provision — For the three months ended March 30, 2019, we recorded an income tax provision of $4.6 on $5.2 of pre-tax income from continuing operations, resulting in an effective rate of 88.5%. This compares to an income tax provision for the three months ended March 31, 2018 of $4.1 on $16.5 of a pre-tax income from continuing operations, resulting in an effective rate of 24.8%. The most significant items impacting the income tax provision for the first quarter of 2019 were (i) foreign losses for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter. The most significant items impacting the income tax provision for the first quarter of 2018 were (i) $1.5 of tax charges related to the adoption of the Tax Cuts and Jobs Act and (ii) $0.8 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter.
RESULTS OF REPORTABLE AND OTHER OPERATING SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to the condensed consolidated financial statements for a description of each of our reportable segments.
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
HVAC Reportable Segment

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$128.4	$127.7	0.5
Income	18.4	18.6	(1.1)
% of revenues	14.3%	14.6%
Components of revenue increase:
Organic			1.0
Foreign currency			(0.5)
Net revenue increase			0.5
Revenues — For the three months ended March 30, 2019, the increase in revenues, compared the respective period in 2018, was due to an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar during the first quarter of 2019. The increase in organic revenue was due primarily to increased sales of boiler products, partially offset by a decline in sales of cooling products in the Asia Pacific region.
Income — For the three months ended March 30, 2019, the slight decline in income and margin, compared to the respective period in 2018, was due primarily to a less favorable sales mix during the first quarter of 2019.
Backlog — The segment had backlog of $58.5 and $49.7 as of March 30, 2019 and March 31, 2018, respectively.

Detection and Measurement Reportable Segment

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$85.1	$65.6	29.7
Income	17.0	15.7	8.3
% of revenues	20.0%	23.9%
Components of revenue increase:
Organic			(3.4)
Foreign currency			(1.1)
Acquisitions			34.2
Net revenue increase			29.7
Revenues — For the three months ended March 30, 2019, the increase in revenues, compared the respective period in 2018, was due to the impact of the acquisitions of Schonstedt on March 1, 2018, Cues on June 7, 2018, and Sabik on February 1, 2019, partially offset by a decline in organic revenue and the impact of a stronger U.S. dollar during the first quarter of 2019. The decline in organic revenue was due primarily to the timing of projects related to bus fare collection systems.
Income — For the three months ended March 30, 2019, the increase in income, compared to the respective period in 2018, was due to the impact of the acquisitions noted above, while the decline in margin was primarily the result of the incremental amortization expense associated with the acquisitions and charges of $1.3 associated with the excess fair value (over historical cost) of inventory acquired in the Sabik and Cues transactions which has been subsequently sold.
Backlog — The segment had backlog of $87.4 and $46.5 as of March 30, 2019 and March 31, 2018, respectively, with the amount at March 30, 2019 including $23.4 related to Cues and Sabik.
Engineered Solutions Reportable Segment

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$138.0	$127.8	8.0
Income	8.0	6.8	17.6
% of revenues	5.8%	5.3%
Components of revenue increase:
Organic			8.0
Foreign currency			—
Net revenue increase			8.0
Revenues — For the three months ended March 30, 2019, the increase in revenues, compared the respective period in 2018, was due to an organic revenue increase primarily within our power transformers business.
Income — For the three months ended March 30, 2019, the increase in income and margin, compared the respective period in 2018, was due primarily to the revenue increase noted above.
Backlog — The segment had backlog of $296.3 and $292.3 as of March 30, 2019 and March 31, 2018, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2019 and beyond.

All Other

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$(7.9)	$30.8	(125.6)
Loss	(22.6)	(4.1)	451.2
% of revenues	*	(13.3)%
Components of revenue decrease:
Organic			(57.0)
Foreign currency			(11.8)
South Africa revenue adjustment			(56.8)
Net revenue decrease			(125.6)
_________________________________

*	Not meaningful for comparison purposes.

Revenues — For the three months ended March 30, 2019, the decrease in revenues, compared the respective period in 2018, was due to an adjustment, during the three months ended March 30, 2019, to the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa of $17.5, a decline in organic revenue, and a stronger U.S. dollar during the first quarter of 2019. The decline in organic revenue was the result of lower sales related to (i) the large power projects in South Africa, as these projects generally are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.
Loss — For the three months ended March 30, 2019, the loss increased, compared to the respective period in 2018, primarily as a result of the reduction in revenues noted above.
Backlog — These operating segments had backlog of $30.2 and $89.1 as of March 30, 2019 and March 31, 2018, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Total consolidated revenues	$343.6	$351.9	(2.4)
Corporate expense	12.4	11.8	5.1
% of revenues	3.6%	3.4%
Long-term incentive compensation expense	3.5	3.9	(10.3)
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The increase in corporate expense during the three months ended March 30, 2019, compared to the respective period in 2018, was due primarily to acquisition-related costs incurred during the first quarter of 2019.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in long-term incentive compensation expense during the three months ended March 30, 2019, compared to the respective period in 2018, was due to certain one-time awards, which were issued in 2015, that fully vested in the third quarter of 2018.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 30, 2019 and March 31, 2018.

	Three months ended
	March 30, 2019	March 31, 2018
Continuing operations:
Cash flows from operating activities	$11.5	$2.7
Cash flows used in investing activities	(74.7)	(19.3)
Cash flows from (used in) financing activities	32.7	(3.6)
Cash flows used in discontinued operations	(0.9)	(0.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.6	—
Net change in cash and equivalents	$(29.8)	$(20.6)
Operating Activities — The increase in cash flows from operating activities during the three months ended March 30, 2019, compared to the same period in 2018, was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to the large power projects in South Africa. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net payments of $3.3 during the three months ended March 30, 2019 versus net refunds of $18.9 during the three months ended March 31, 2018).
Investing Activities — Cash flows used in investing activities for the three months ended March 30, 2019 were comprised primarily of cash utilized for the acquisition of Sabik of $77.0 and capital expenditures of $3.7, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility.
Cash flows used in investing activities for the three months ended March 31, 2018 were comprised primarily of cash utilized for the acquisition of Schonstedt of $16.3 and capital expenditures of $3.2.
Financing Activities — Cash flows from financing activities for the three months ended March 30, 2019 were comprised primarily of net borrowings of $38.6 which resulted primarily from the acquisition of Sabik, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $5.9.
Cash flows used in financing activities for the three months ended March 31, 2018 were comprised primarily of minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $3.2.
Discontinued Operations — Cash flows used in discontinued operations for the three months ended March 30, 2019 and March 31, 2018 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarters of 2019 and 2018.
Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2019.

	December 31, 2018	Borrowings	Repayments	Other(4)	March 30, 2019
Revolving loans	$6.4	$89.3	$(60.1)	$—	$35.6
Term loan(1)	348.1	—	(4.4)	0.2	343.9
Trade receivables financing arrangement(2)	23.0	40.0	(29.0)	—	34.0
Other indebtedness(3)	4.3	3.0	(0.2)	0.9	8.0
Total debt	381.8	$132.3	$(93.7)	$1.1	421.5
Less: short-term debt	31.9				75.0
Less: current maturities of long-term debt	18.0				14.2
Total long-term debt	$331.9				$332.3
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.7 and $1.9 at March 30, 2019 and December 31, 2018, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 30, 2019, we had $5.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.5 and $2.5, capital lease obligations of $2.5 and $1.8, and borrowings under a line of credit in China of $3.0 and $0.0 at March 30, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At March 30, 2019, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At March 30, 2019, we had $283.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $35.6 and $30.7 reserved for domestic outstanding letters of credit. In addition, at March 30, 2019, we had $34.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $116.0 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $17.0 as of March 30, 2019. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $4.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2018 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2018 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2018 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2018 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2019.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 30, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

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

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 30, 2019, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018; (ii) Condensed Consolidated Balance Sheets at March 30, 2019 and December 31, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 6, 2019	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 6, 2019	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer