Form 10-Q
period 2019-06-29
SPX CORP
filed 2019-08-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

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
Common shares outstanding July 26, 2019, 44,033,914

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$372.4	$379.2	$716.0	$731.1
Costs and expenses:
Cost of products sold	264.2	281.5	524.6	543.3
Selling, general and administrative	78.2	72.6	154.9	141.2
Intangible amortization	2.4	0.8	4.0	1.0
Special charges, net	1.3	1.6	1.4	3.6
Other operating expenses	—	—	1.8	—
Operating income	26.3	22.7	29.3	42.0

Other income, net	1.9	2.2	9.1	3.2
Interest expense	(5.3)	(5.1)	(10.6)	(9.4)
Interest income	0.6	0.3	0.9	0.8
Income from continuing operations before income taxes	23.5	20.1	28.7	36.6
Income tax provision	(4.1)	(0.4)	(8.7)	(4.5)
Income from continuing operations	19.4	19.7	20.0	32.1

Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	(0.2)	3.3	(1.6)	3.3
Gain (loss) from discontinued operations, net of tax	(0.2)	3.3	(1.6)	3.3

Net income	$19.2	$23.0	$18.4	$35.4

Basic income per share of common stock:
Income from continuing operations	$0.44	$0.46	$0.46	$0.75
Income (loss) from discontinued operations	—	0.08	(0.04)	0.08
Net income per share	$0.44	$0.54	$0.42	$0.83

Weighted-average number of common shares outstanding — basic	43.914	42.988	43.767	42.881

Diluted income per share of common stock:
Income from continuing operations	$0.43	$0.44	$0.45	$0.72
Income (loss) from discontinued operations	—	0.07	(0.04)	0.07
Net income per share	$0.43	$0.51	$0.41	$0.79

Weighted-average number of common shares outstanding — diluted	44.892	44.723	44.750	44.545

Comprehensive income	$15.3	$20.0	$16.2	$36.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$34.6	$68.8
Accounts receivable, net	251.5	269.1
Contract assets	62.5	91.2
Inventories, net	155.5	128.8
Other current assets (includes income taxes receivable of $18.1 and $18.9 at June 29, 2019 and December 31, 2018, respectively)	41.4	40.5
Total current assets	545.5	598.4
Property, plant and equipment:
Land	18.7	19.4
Buildings and leasehold improvements	119.1	125.2
Machinery and equipment	331.4	334.1
	469.2	478.7
Accumulated depreciation	(294.4)	(294.5)
Property, plant and equipment, net	174.8	184.2
Goodwill	431.4	394.4
Intangibles, net	229.2	198.4
Other assets	665.4	657.7
Deferred income taxes	21.0	24.4
TOTAL ASSETS	$2,067.3	$2,057.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135.9	$153.6
Contract liabilities	80.3	79.5
Accrued expenses	174.5	183.7
Income taxes payable	2.3	3.5
Short-term debt	59.5	31.9
Current maturities of long-term debt	14.1	18.0
Total current liabilities	466.6	470.2
Long-term debt	328.0	331.9
Deferred and other income taxes	31.5	23.2
Other long-term liabilities	804.5	817.3
Total long-term liabilities	1,164.0	1,172.4
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (51,829,378 and 44,012,557 issued and outstanding at June 29, 2019, respectively, and 51,528,778 and 43,450,305 issued and outstanding at December 31, 2018, respectively)	0.5	0.5
Paid-in capital	1,285.3	1,295.4
Retained deficit	(631.7)	(650.1)
Accumulated other comprehensive income	242.7	244.9
Common stock in treasury (7,816,821 and 8,078,473 shares at June 29, 2019 and December 31, 2018, respectively)	(460.1)	(475.8)
Total equity	436.7	414.9
TOTAL LIABILITIES AND EQUITY	$2,067.3	$2,057.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended June 29, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at March 30, 2019	$0.5	$1,279.9	$(650.9)	$246.6	$(460.8)	$415.3
Net income	—	—	19.2	—	—	19.2
Other comprehensive loss, net	—	—	—	(3.9)	—	(3.9)
Incentive plan activity	—	3.5	—	—	—	3.5
Long-term incentive compensation expense	—	2.7	—	—	—	2.7
Restricted stock and restricted stock unit vesting	—	(0.8)	—	—	0.7	(0.1)
Balance at June 29, 2019	$0.5	$1,285.3	$(631.7)	$242.7	$(460.1)	$436.7

	Six months ended June 29, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2018	$0.5	$1,295.4	$(650.1)	$244.9	$(475.8)	$414.9
Net income	—	—	18.4	—	—	18.4
Other comprehensive loss, net	—	—	—	(2.2)	—	(2.2)
Incentive plan activity	—	6.9	—	—	—	6.9
Long-term incentive compensation expense	—	5.3	—	—	—	5.3
Restricted stock and restricted stock unit vesting	—	(22.3)	—	—	15.7	(6.6)
Balance at June 29, 2019	$0.5	$1,285.3	$(631.7)	$242.7	$(460.1)	$436.7

	Three months ended June 30, 2018
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at March 31, 2018	$0.5	$1,300.4	$(730.9)	$254.5	$(491.3)	$333.2
Net income	—	—	23.0	—	—	23.0
Other comprehensive loss, net	—	—	—	(3.0)	—	(3.0)
Incentive plan activity	—	2.3	—	—	—	2.3
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Balance at June 30, 2018	$0.5	$1,305.8	$(707.9)	$251.5	$(491.3)	$358.6

	Six months ended June 30, 2018
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2017	$0.5	$1,309.8	$(742.3)	$250.1	$(503.4)	$314.7
Net income	—	—	35.4	—	—	35.4
Other comprehensive income, net	—	—	—	1.4	—	1.4
Incentive plan activity	—	5.3	—	—	—	5.3
Long-term incentive compensation expense	—	6.1	—	—	—	6.1
Restricted stock and restricted stock unit vesting	—	(15.4)	—	—	12.1	(3.3)
Impact of adoption of ASC 606 - See Note 2	—	—	4.0	—	—	4.0
Impact of adoption of ASU 2016-16 - See Note 2	—	—	(0.2)	—	—	(0.2)
Stranded income tax effects resulting from tax reform - See Note 2	—	—	(4.8)	—	—	(4.8)
Balance at June 30, 2018	$0.5	$1,305.8	$(707.9)	$251.5	$(491.3)	$358.6

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$18.4	$35.4
Less: Gain (loss) from discontinued operations, net of tax	(1.6)	3.3
Income from continuing operations	20.0	32.1
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	1.4	3.6
Gain on change in fair value of equity security	(7.9)	—
Deferred and other income taxes	4.4	6.1
Depreciation and amortization	16.6	13.4
Pension and other employee benefits	5.1	3.8
Long-term incentive compensation	6.8	8.1
Other, net	0.6	0.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	71.0	11.1
Inventories	(18.0)	(4.8)
Accounts payable, accrued expenses and other	(69.8)	(67.4)
Cash spending on restructuring actions	(2.2)	(0.9)
Net cash from continuing operations	28.0	5.8
Net cash used in discontinued operations	(1.5)	(1.1)
Net cash from operating activities	26.5	4.7
Cash flows used in investing activities:
Proceeds from company-owned life insurance policies, net	2.4	0.2
Business acquisitions, net of cash acquired	(77.2)	(182.6)
Net proceeds from sale of assets	5.5	10.1
Capital expenditures	(6.2)	(5.4)
Net cash used in continuing operations	(75.5)	(177.7)
Net cash from discontinued operations	—	2.4
Net cash used in investing activities	(75.5)	(175.3)
Cash flows from financing activities:
Borrowings under senior credit facilities	101.6	129.0
Repayments under senior credit facilities	(86.8)	(33.0)
Borrowings under trade receivables financing arrangement	45.0	32.0
Repayments under trade receivables financing arrangement	(44.0)	(10.0)
Net borrowings (repayments) under other financing arrangements	2.7	(1.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(4.8)	(3.0)
Net cash from continuing operations	13.7	113.9
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	13.7	113.9
Change in cash and equivalents due to changes in foreign currency exchange rates	1.1	(0.9)
Net change in cash and equivalents	(34.2)	(57.6)
Consolidated cash and equivalents, beginning of period	68.8	124.3
Consolidated cash and equivalents, end of period	$34.6	$66.7

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

Wind-Down of the SPX Heat Transfer Business (“Heat Transfer”)
Transactions of note associated with the wind-down of Heat Transfer were as follows:

•	Second quarter of 2018:

◦
We recorded charges of $2.0, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment, and $0.5 related to severance costs (both included in “Special charges, net” - See Note 7).

◦	We sold certain intangible assets of the business for cash proceeds of $5.5, which resulted in a gain of less than $0.1.

•	First quarter of 2019 - We sold the business’s manufacturing facility for cash proceeds of $5.5, which resulted in a gain of $0.3 (included in “Other income, net”).

We anticipate completing the wind-down by the end of 2019.

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
Acquisition of Sabik
On February 1, 2019, we completed the acquisition of Sabik Marine (“Sabik”), a manufacturer of obstruction lighting products, from Carmanah Technologies Corporation for a purchase price of $77.2, net of cash acquired of $0.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment. See Notes 3 and 9 for additional details on the Sabik acquisition.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods. We do not believe the one less day during the first quarter of 2019 had a material impact on our consolidated operating results for the first half of 2019, when compared to the consolidated operating results for the first half of 2018.
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

	December 31, 2018	Impact of Adoption of ASC 842	January 1, 2019
Assets
Other assets	$657.7	$27.7	$685.4

Liabilities
Accrued expenses	183.7	7.9	191.6
Other long-term liabilities	817.3	19.8	837.1

The adoption of ASC 842 had no impact on our retained deficit and no significant impact on the accompanying condensed consolidated statements of operations for the three and six months ended June 29, 2019 and condensed consolidated statement of cash flows for the six months ended June 29, 2019.

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

In June 2016 the FASB issued an amendment on the measurement of credit losses. The FASB’s new guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact this amendment may have on our consolidated financial statements.

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
Acquisition of Sabik
As indicated in Note 1, on February 1, 2019, we completed the acquisition of Sabik for $77.2, net of cash acquired of $0.6. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on available information and on assumptions as to future operations and are subject to change upon completion of acquisition accounting. We financed the acquisition with available cash and borrowings under our senior credit and trade receivables financing arrangements. For the period February 1, 2019 to June 29, 2019, Sabik recognized revenues and a net income of $12.3 and $0.3, respectively, with the net income impacted by charges of $1.7 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold during the period. During the six months ended June 29, 2019, we incurred acquisition related costs for Sabik of $0.2, which have been recorded to “Selling, general and administrative” within the accompanying condensed consolidated statement of operations. The pro forma effects of the Sabik acquisition are not material to our consolidated results of operations.
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
The following unaudited pro forma information presents our results of operations for the three and six months ended June 30, 2018 as if the acquisition of Cues had taken place on January 1, 2018. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Cues. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, the removal of charges associated with excess fair value (over historical cost) of inventory acquired and subsequently sold, the removal of professional fees incurred in connection with the transaction, and the related income tax effects.

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Revenues	$395.9	$765.2
Income from continuing operations	23.6	36.3
Net income	26.9	39.6

Income from continuing operations per share of common stock:
Basic	$0.55	$0.85
Diluted	$0.53	$0.81

Net income per share of common stock:
Basic	$0.63	$0.92
Diluted	$0.60	$0.89

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

In addition to the adjustment to the net loss related to the Balcke Dürr sale, we recognized net losses of $0.2 and $1.6, respectively, during the three and six months ended June 29, 2019 and a net loss of $0.5 during the three and six months ended June 30, 2018 resulting primarily from revisions to liabilities retained from businesses discontinued prior to 2016.

Summarized below are the components of discontinued operations for the three and six months ended June 29, 2019 and June 30, 2018:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Balcke Dürr
Income from discontinued operations	$—	$6.3	$—	$6.3
Income tax provision	—	(2.5)	—	(2.5)
Income from discontinued operations, net	—	3.8	—	3.8

All other
Loss from discontinued operations	(0.2)	(0.7)	(0.2)	(0.7)
Income tax (provision) benefit	—	0.2	(1.4)	0.2
Loss from discontinued operations, net	(0.2)	(0.5)	(1.6)	(0.5)

Total
Income (loss) from discontinued operations	(0.2)	5.6	(0.2)	5.6
Income tax provision	—	(2.3)	(1.4)	(2.3)
Income (loss) from discontinued operations, net	$(0.2)	$3.3	$(1.6)	$3.3

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended June 29, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$67.0	$—	$—	$—	$67.0
Boilers, comfort heating, and ventilation	63.9	—	—	—	63.9
Underground locators and inspection and rehabilitation equipment	—	52.6	—	—	52.6
Signal monitoring, obstruction lighting, and bus fare collection systems	—	49.1	—	—	49.1
Power transformers	—	—	104.6	—	104.6
Process cooling equipment and services, and heat exchangers	—	—	34.4	3.1	37.5
South African projects (1)	—	—	—	(2.3)	(2.3)
	$130.9	$101.7	$139.0	$0.8	$372.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$130.9	$96.1	$12.9	$0.5	$240.4
Revenues recognized over time (1)	—	5.6	126.1	0.3	132.0
	$130.9	$101.7	$139.0	$0.8	$372.4

	Six Months Ended June 29, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$125.9	$—	$—	$—	$125.9
Boilers, comfort heating, and ventilation	133.4	—	—	—	133.4
Underground locators and inspection and rehabilitation equipment	—	99.7	—	—	99.7
Signal monitoring, obstruction lighting, and bus fare collection systems	—	87.1	—	—	87.1
Power transformers	—	—	203.4	—	203.4
Process cooling equipment and services, and heat exchangers	—	—	73.6	6.8	80.4
South African projects (1)	—	—	—	(13.9)	(13.9)
	$259.3	$186.8	$277.0	$(7.1)	$716.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$259.3	$175.7	$25.4	$1.6	$462.0
Revenues recognized over time (1)	—	11.1	251.6	(8.7)	254.0
	$259.3	$186.8	$277.0	$(7.1)	$716.0
___________________________
(1) As further discussed below, during the three and six months ended June 29, 2019, we reduced the amount of revenue associated with the large power projects in South Africa by $6.0 and $23.5, respectively.

	Three Months Ended June 30, 2018
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$76.9	$—	$—	$—	$76.9
Boilers, comfort heating, and ventilation	62.8	—	—	—	62.8
Underground locators and inspection and rehabilitation equipment	—	35.1	—	—	35.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	39.5	—	—	39.5
Power transformers	—	—	94.2	—	94.2
Process cooling equipment and services, and heat exchangers	—	—	41.2	14.8	56.0
South African projects	—	—	—	14.7	14.7
	$139.7	$74.6	$135.4	$29.5	$379.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$139.7	$72.1	$15.7	$1.4	$228.9
Revenues recognized over time	—	2.5	119.7	28.1	150.3
	$139.7	$74.6	$135.4	$29.5	$379.2

	Six Months Ended June 30, 2018
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$136.5	$—	$—	$—	$136.5
Boilers, comfort heating, and ventilation	130.9	—	—	—	130.9
Underground locators and inspection and rehabilitation equipment	—	60.9	—	—	60.9
Signal monitoring, obstruction lighting, and bus fare collection systems	—	79.3	—	—	79.3
Power transformers	—	—	185.5	—	185.5
Process cooling equipment and services, and heat exchangers	—	—	77.7	31.3	109.0
South African projects	—	—	—	29.0	29.0
	$267.4	$140.2	$263.2	$60.3	$731.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$267.4	$136.1	$28.3	$2.7	$434.5
Revenues recognized over time	—	4.1	234.9	57.6	296.6
	$267.4	$140.2	$263.2	$60.3	$731.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of June 29, 2019 and December 31, 2018:

Contract Balances	June 29, 2019	December 31, 2018	Change
Contract Accounts Receivable (1)	$246.3	$263.9	$(17.6)
Contract Assets	62.5	91.2	(28.7)
Contract Liabilities - current	(80.3)	(79.5)	(0.8)
Contract Liabilities - non-current (2)	(2.4)	(2.1)	(0.3)
Net contract balance	$226.1	$273.5	$(47.4)
_____________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $47.4 decrease in our net contract balance from December 31, 2018 to June 29, 2019 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three and six months ended June 29, 2019, we recognized revenues of $16.9 and $44.3, respectively, related to our contract liabilities at December 31, 2018.
Performance Obligations

As of June 29, 2019, the aggregate amount allocated to remaining performance obligations was $80.7. We expect to recognize revenue on approximately 53% and 71% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.
Variable Consideration
Our recorded cumulative revenue associated with the large power projects in South Africa includes amounts of variable consideration related to claims and unapproved change orders. As indicated in Note 15, during February, March, and April of 2019, we received a number of claims from the prime contractors on these projects asserting various amounts of damages. In consideration of these claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration noted above. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5 during the first quarter of 2019, as it was no longer probable that such amounts of revenue would not be reversed.
As indicated in Note 15, on June 28, 2019, our South African subsidiary, DBT, reached an agreement with Alstom S&E Africa (PTY) LTD (“Alstom/GE”), one of the prime contractors on the large power projects in South Africa, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties). In connection with the agreement, we reduced the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa by $5.8 during the three months ended June 29, 2019.
At June 29, 2019, our cumulative recognized revenue related to the variable consideration on the large power projects in South Africa totaled $10.8. We have recognized revenue associated with these claims, along with certain unapproved change orders, to the extent we have an enforceable right to the claim or change order, the amount can be reliably estimated, and it is probable that a significant reversal of the cumulative revenue recognized will not occur. While we believe these amounts are recoverable under the provisions of the related contracts, actual amounts of consideration ultimately received may differ from our estimates, which could have a material impact on our consolidated results of operations.
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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating lease cost (1)	$3.4	$6.6
Variable lease cost	$—	$0.1

Finance lease cost:
Amortization of right-of-use assets	$0.3	$0.6
Interest on lease liabilities	0.1	0.1
Total finance lease cost	$0.4	$0.7
_________________________
(1) Includes short-term lease cost of $1.1 and $1.9 for the three and six months ended June 29, 2019, respectively.

Supplemental cash flow information related to leases for the six months ended June 29, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4.7
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.6
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	1.7
Finance lease right-of-use assets obtained in exchange for new lease obligations	0.4

Supplemental balance sheet information related to leases as of June 29, 2019 was as follows:
Operating Leases:		Affected Line Item in the Condensed Consolidated Balance Sheet
Operating lease ROU assets	$25.1	Other assets

Operating lease current liabilities	$7.9	Accrued expenses
Operating lease non-current liabilities	19.0	Other long-term liabilities
Total operating lease liabilities	$26.9

Finance Leases:
Finance Lease Assets	$2.4	Property, plant and equipment, net

Finance lease current liabilities	$1.0	Current maturities of long-term debt
Finance lease non-current liabilities	1.5	Long-term debt
Total finance lease liabilities	$2.5

The weighted average remaining lease terms (years) of our leases as of June 29, 2019 were as follows:

Operating Leases	5.4
Finance Leases	3.0

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount for both our operating and finance leases was 3.8% at June 29, 2019.

The future minimum payments under our operating and finance leases were as follows as of June 29, 2019:
	Operating Leases	Finance Leases	Total

Next 12 months	$8.9	$1.1	$10.0
12 to 24 months	6.3	0.7	7.0
24 to 36 months	4.5	0.5	5.0
36 to 48 months	4.0	0.2	4.2
48 to 60 months	3.8	0.1	3.9
Thereafter	2.5	—	2.5
Total lease payments	30.0	2.6	32.6
Less imputed interest	3.1	0.1	3.2
Total	$26.9	$2.5	$29.4

As a result of adopting ASC 842 on January 1, 2019, we are required to present the future minimum lease payments under operating leases with remaining non-cancelable terms in excess of one year that were previously disclosed in our 2018 Annual Report on Form 10-K and accounted for under the previous lease guidance. Our operating lease commitments as of December 31, 2018 were as follows:

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

Financial data for our reportable segments and other operating segments for the three and six months ended June 29, 2019 and June 30, 2018 are presented below:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
HVAC reportable segment	$130.9	$139.7	$259.3	$267.4
Detection and Measurement reportable segment	101.7	74.6	186.8	140.2
Engineered Solutions reportable segment	139.0	135.4	277.0	263.2
All Other (1)	0.8	29.5	(7.1)	60.3
Consolidated revenues	$372.4	$379.2	$716.0	$731.1

Income (loss):
HVAC reportable segment	$16.7	$18.5	$35.1	$37.1
Detection and Measurement reportable segment	21.7	16.5	38.7	32.2
Engineered Solutions reportable segment	13.0	10.4	21.0	17.2
All Other (1)	(10.0)	(4.4)	(32.6)	(8.5)
Total income for segments	41.4	41.0	62.2	78.0

Corporate expense	(10.5)	(12.5)	(22.9)	(24.3)
Long-term incentive compensation expense	(3.3)	(4.2)	(6.8)	(8.1)
Special charges, net	(1.3)	(1.6)	(1.4)	(3.6)
Other operating expenses	—	—	(1.8)	—
Consolidated operating income	$26.3	$22.7	$29.3	$42.0
_____________________
(1)As indicated in Notes 4 and 15, during the three and six months ended June 29, 2019, we reduced revenues associated with the large power projects in South Africa by $6.0 and $23.5, respectively.
(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended June 29, 2019 and June 30, 2018 are described in more detail below:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
HVAC reportable segment	$0.6	$—	$0.7	$—
Detection and Measurement reportable segment	—	—	—	—
Engineered Solutions reportable segment	0.4	—	0.4	—
All Other	0.3	1.6	0.3	3.2
Corporate	—	—	—	0.4
Total	$1.3	$1.6	$1.4	$3.6

HVAC — Charges for the three and six months ended June 29, 2019 related primarily to severance and asset impairment charges associated with the planned relocation of certain operations and severance costs associated with a restructuring action at the segment’s Cooling EMEA business.
Engineered Solutions - Charges for the three and six months ended June 29, 2019 related primarily to an asset impairment charge.
All Other — Charges for the three and six months ended June 29, 2019 related primarily to severance costs incurred in connection with the continuation of a restructuring action at DBT, our South African subsidiary. Charges for the three and six months ended June 30, 2018 related to severance costs associated with a restructuring action at DBT and severance costs and asset impairment charges related to the wind-down of our Heat Transfer business.
Corporate — Charges for the six months ended June 30, 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions.
No significant charges are expected to be incurred under actions approved as of June 29, 2019.

The following is an analysis of our restructuring liabilities for the six months ended June 29, 2019 and June 30, 2018:

	Six months ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$2.7	$0.6
Special charges (1)	0.6	3.0
Utilization — cash	(2.2)	(0.9)
Balance at end of period	$1.1	$2.7

___________________________
(1) For the six months ended June 29, 2019 and June 30, 2018, excludes $0.8 and $0.6, respectively, of non-cash charges that impacted “Special charges” but not the restructuring liabilities.

(8)	INVENTORIES, NET
Inventories at June 29, 2019 and December 31, 2018 comprised the following:

	June 29, 2019	December 31, 2018
Finished goods	$65.6	$49.8
Work in process	18.3	16.2
Raw materials and purchased parts	84.6	74.9
Total FIFO cost	168.5	140.9
Excess of FIFO cost over LIFO inventory value	(13.0)	(12.1)
Total inventories, net	$155.5	$128.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 47% and 45% of total inventory at June 29, 2019 and December 31, 2018, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 29, 2019 were as follows:

	December 31, 2018	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	June 29, 2019
HVAC reportable segment
Gross goodwill	$261.8	$—	$—	$—	$261.8
Accumulated impairments	(144.4)	—	—	—	(144.4)
Goodwill	117.4	—	—	—	117.4

Detection and Measurement reportable segment
Gross goodwill	265.0	37.1	—	1.1	303.2
Accumulated impairments	(134.3)	—	—	(1.2)	(135.5)
Goodwill	130.7	37.1	—	(0.1)	167.7

Engineered Solutions reportable segment
Gross goodwill	335.3	—	—	(0.1)	335.2
Accumulated impairments	(189.0)	—	—	0.1	(188.9)
Goodwill	146.3	—	—	—	146.3

All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—

Total
Gross goodwill	882.9	37.1	—	1.0	921.0
Accumulated impairments	(488.5)	—	—	(1.1)	(489.6)
Goodwill	$394.4	$37.1	$—	$(0.1)	$431.4
___________________________

(1)
Reflects goodwill acquired in connection with the Sabik acquisition of $37.9, partially offset by a reduction in Cues’ goodwill during the period of $0.8 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 3, the acquired assets, including goodwill, and liabilities assumed in the Sabik acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at June 29, 2019 and December 31, 2018 comprised the following:

	June 29, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$61.0	$(5.8)	$55.2	$44.8	$(3.5)	$41.3
Technology	26.1	(2.1)	24.0	17.1	(1.1)	16.0
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	11.8	(8.4)	3.4	11.3	(7.9)	3.4
	103.4	(20.8)	82.6	77.7	(17.0)	60.7
Trademarks with indefinite lives(2)	146.6	—	146.6	137.7	—	137.7
Total	$250.0	$(20.8)	$229.2	$215.4	$(17.0)	$198.4
___________________________

(1)
The identifiable intangible assets associated with the Sabik acquisition consist of customer backlog, customer relationships, definite lived trademarks, and technology of $0.4, $16.3, $0.2 and $9.1, respectively.

(2)	Changes during the six months ended June 29, 2019 related primarily to the acquisition of Sabik trademarks of $9.0.

In connection with the acquisition of Sabik, which has determinable lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $7.7 for the full year 2019 and for each of the five years thereafter.
At June 29, 2019, the net carrying value of intangible assets with determinable lives consisted of $3.1 in the HVAC reportable segment and $79.5 in the Detection and Measurement reportable segment. At June 29, 2019, trademarks with indefinite lives consisted of $89.3 in the HVAC reportable segment, $48.2 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$34.0	$33.9
Acquisitions	0.1	1.3
Impact of initial adoption of ASC 606	—	0.4
Provisions	6.0	4.3
Usage	(6.7)	(6.7)
Currency translation adjustment	—	—
Balance at end of period	33.4	33.2
Less: Current portion of warranty	11.8	13.6
Non-current portion of warranty	$21.6	$19.6

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	3.3	3.0	6.6	6.1
Expected return on plan assets	(2.4)	(2.6)	(4.9)	(5.2)
Net periodic pension benefit expense	$0.9	$0.4	$1.7	$0.9

Foreign Pension Plans

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	1.1	1.2	2.3	2.4
Expected return on plan assets	(1.6)	(1.9)	(3.2)	(3.8)
Net periodic pension benefit income	$(0.5)	$(0.7)	$(0.9)	$(1.4)

Postretirement Plans

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	0.6	0.6	1.2	1.1
Amortization of unrecognized prior service credits	(1.0)	(1.0)	(2.0)	(2.0)
Net periodic postretirement benefit income	$(0.4)	$(0.4)	$(0.8)	$(0.9)

(12)	INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2019:

	December 31, 2018	Borrowings	Repayments	Other(4)	June 29, 2019
Revolving loans	$6.4	$101.6	$(78.0)	$—	$30.0
Term loan(1)	348.1	—	(8.8)	0.3	339.6
Trade receivables financing arrangement(2)	23.0	45.0	(44.0)	—	24.0
Other indebtedness(3)	4.3	3.1	(0.4)	1.0	8.0
Total debt	381.8	$149.7	$(131.2)	$1.3	401.6
Less: short-term debt	31.9				59.5
Less: current maturities of long-term debt	18.0				14.1
Total long-term debt	$331.9				$328.0
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.6 and $1.9 at June 29, 2019 and December 31, 2018, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 29, 2019, we had $10.5 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $24.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.6 and $2.5, capital lease obligations of $2.5 and $1.8, and borrowings under a line of credit in China of $2.9 and $0.0, at June 29, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2018 Annual Report on Form 10-K.
At June 29, 2019, we had $30.7 and $113.4 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit agreement, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.9% at June 29, 2019.
At June 29, 2019, we were in compliance with all covenants of our senior credit agreement.

(13)	DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
On March 8, 2018, we entered into an interest rate swap agreement (the “Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our senior credit agreement. The Swaps, which we have designated and are accounting for as cash flow hedges, had an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our senior credit agreement to a fixed rate of 2.535%, plus the applicable margin. As of June 29, 2019, the aggregate notional amounts of the Swaps was $253.5. As of June 29, 2019 and December 31, 2018, the fair value of the Swaps were $3.2 (long-term liability) and $0.2 (long-term asset), respectively. The unrealized gain (loss), net of tax, recorded in AOCI was $(2.4) and $0.2 at June 29, 2019 and December 31, 2018, respectively. We reclassify AOCI associated with our Swaps into earnings as a component of interest expense when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $22.3 and $14.4 outstanding as of June 29, 2019 and December 31, 2018, respectively, with all of the $22.3 scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.4 at June 29, 2019 and December 31, 2018 with all of the $0.4 scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCI related to FX forward contracts as of June 29, 2019 and December 31, 2018.
The fair value of our FX forward contracts and FX embedded derivative instruments were not material to our condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 29, 2019 and December 31, 2018, the outstanding notional amount of commodity contracts was 2.8 and 3.9 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 29, 2019 and December 31, 2018, the fair value of these contracts were $0.4 (current liability) and $1.0 (current liability), respectively. The unrealized losses, net of taxes, recorded in AOCI were $0.3 and $0.8 as of June 29, 2019 and December 31, 2018, respectively. We anticipate reclassifying the unrealized losses as of June 29, 2019 to earnings over the next 12 months.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted-average number of common shares used in basic income per share	43.914	42.988	43.767	42.881
Dilutive securities — Employee stock options and restricted stock units	0.978	1.735	0.983	1.664
Weighted-average number of common shares and dilutive securities used in diluted income per share	44.892	44.723	44.750	44.545

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.461 and 0.996, respectively, for the three months ended June 29, 2019 and 0.379 and 0.962, respectively, for the six months ended June 29, 2019.

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.327 and 0.909, respectively, for the three months ended June 30, 2018 and 0.305 and 0.889, respectively, for the six months ended June 30, 2018.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2019 is included in our 2018 Annual Report on Form 10-K.
Awards granted on February 21, 2019 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Effective May 10, 2019, we granted 0.023 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2020.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.3 and $4.2 for the three months ended June 29, 2019 and June 30, 2018, respectively and $6.8 and $8.1 for the six months ended June 29, 2019 and June 30, 2018, respectively. The related tax benefit was $0.8 and $1.1 for the three months ended June 29, 2019 and June 30, 2018, respectively and $1.7 and $2.1 for the six months ended June 29, 2019 and June 30, 2018.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.2	$(0.5)	$18.9	$246.6
Other comprehensive loss before reclassifications	—	(2.2)	—	(2.2)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.0)	—	(0.7)	(1.7)
Current-period other comprehensive loss	(1.0)	(2.2)	(0.7)	(3.9)
Balance at end of period	$227.2	$(2.7)	$18.2	$242.7
__________________________

(1)	Net of tax benefit of $0.9 and $0.1 as of June 29, 2019 and March 30, 2019, respectively.

(2)	Net of tax provision of $6.1 and $6.4 as of June 29, 2019 and March 30, 2019. The balances as of June 29, 2019 and March 30, 2019 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 29, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$225.8	$(0.6)	$19.7	$244.9
Other comprehensive loss before reclassifications	—	(2.3)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	0.2	(1.5)	0.1
Current-period other comprehensive income (loss)	1.4	(2.1)	(1.5)	(2.2)
Balance at end of period	$227.2	$(2.7)	$18.2	$242.7
__________________________

(1)	Net of tax benefit of $0.9 and $0.2 as of June 29, 2019 and December 31, 2018, respectively.

(2)	Net of tax provision of $6.1 and $6.6 as of June 29, 2019 and December 31, 2018. The balances as of June 29, 2019 and December 31, 2018 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$231.2	$0.3	$23.0	$254.5
Other comprehensive loss before reclassifications	(1.8)	(0.5)	—	(2.3)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.7)	(0.7)
Current-period other comprehensive loss	(1.8)	(0.5)	(0.7)	(3.0)
Balance at end of period	$229.4	$(0.2)	$22.3	$251.5
__________________________

(1)	Net of tax (provision) benefit of $0.1 and $(0.1) as of June 30, 2018 and March 31, 2018, respectively.

(2)	Net of tax provision of $7.3 and $7.6 as of June 30, 2018 and March 31, 2018. The balances as of June 30, 2018 and March 31, 2018 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$230.2	$0.8	$19.1	$250.1
Other comprehensive loss before reclassifications	(0.8)	(0.8)	—	(1.6)
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 2	—	(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 2	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	(0.1)	(1.4)	(1.5)
Current-period other comprehensive income (loss)	(0.8)	(1.0)	3.2	1.4
Balance at end of period	$229.4	$(0.2)	$22.3	$251.5
__________________________

(1)	Net of tax (provision) benefit of $0.1 and $(0.5) as of June 30, 2018 and December 31, 2017, respectively.

(2)	Net of tax provision of $7.3 and $12.5 as of June 30, 2018 and December 31, 2017. The balances as of June 30, 2018 and December 31, 2017 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended June 29, 2019 and June 30, 2018:

	Amount Reclassified from AOCI
	Three months ended
	June 29, 2019	June 30, 2018	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$—	$—	Cost of products sold
Swaps	—	—	Interest expense
Pre-tax	—	—
Income taxes	—	—
	$—	$—

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.0)	Other income (expense), net
Income taxes	0.3	0.3
	$(0.7)	$(0.7)

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the six months ended June 29, 2019 and June 30, 2018:

	Amount Reclassified from AOCI
	Six months ended
	June 29, 2019	June 30, 2018	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$0.3	$(0.2)	Cost of products sold
Swaps	—	—	Interest expense
Pre-tax	0.3	(0.2)
Income taxes	(0.1)	0.1
	$0.2	$(0.1)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.0)	$(2.0)	Other income (expense), net
Income taxes	0.5	0.6
	$(1.5)	$(1.4)

(15)	CONTINGENT LIABILITIES AND OTHER MATTERS
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
Our recorded liabilities related to these matters totaled $600.9 (including $556.7 for asbestos product liability matters) and $631.7 (including $587.5 for asbestos product liability matters) at June 29, 2019 and December 31, 2018, respectively. Of these amounts, $573.2 and $600.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 29, 2019 and December 31, 2018, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the six months ended June 29, 2019, our payments for asbestos-related matters, net of insurance recoveries of $26.6, were $6.3. During the six months ended June 30, 2018, our payments for asbestos-related matters, net of insurance recoveries of $19.4, were $7.8. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $516.4 and $541.9 at June 29, 2019 and December 31, 2018, respectively, and included in “Other assets” within our condensed consolidated balance sheets. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three and six months ended June 29, 2019 and June 30, 2018, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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
The challenges related to these projects have resulted in (i) significant adjustments to our revenue and cost estimates for the projects, (ii) DBT’s submission of numerous change orders to the prime contractors, (iii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.), and (iv) the possibility that DBT may become subject to additional claims, which could be significant. It is possible that some outstanding claims may not be resolved until after the prime contractors complete their scopes of work. Our future financial position, operating results, and cash flows could be materially impacted by the resolution of current and any future claims.
On June 28, 2019, DBT reached an agreement with Alstom/GE, one of the prime contractors on the projects, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties), including the liquidated damages claims made by Alstom/GE, which are further discussed below. In addition, Alstom/GE returned bank bonds totaling $11.5 to DBT. In connection with the agreement, we reduced revenues (and operating income) by $6.0 during the three months ended June 29, 2019.
Claims by DBT - DBT has made numerous claims against the other prime contractor on the projects, Mitsubishi-Hitachi Power Systems Africa (PTY) LTD (“MHPSA”), including claims totaling South African Rand 1,033.3 (or $72.6) that have been submitted to dispute adjudication processes as required under the relevant contracts. As of June 29, 2019, the recorded cumulative revenues related to these claims, as well as certain unapproved change orders, totaled $10.8 (see Note 4 for further discussion). In addition to existing asserted claims, DBT may have additional claims and rights to recovery based on its remaining performance under the contracts with, and actions taken by, MHPSA. The amounts DBT may recover for current and potential future claims against MHPSA are not currently known given (i) the extent of current and potential future claims by MHPSA against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims.
Claims by Prime Contractors - In February and March of 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 277.5 (or $19.5) from Alstom/GE alleging that DBT failed to meet certain project milestones related to construction of the air-cooled condensers on the Kusile project. As of the end of the first quarter of 2019, no loss had been recorded in our condensed consolidated financial statements with respect to these claims. As indicated above, these claims were settled in connection with a June 28, 2019 agreement between DBT and Alstom/GE.
In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 264.4 (or $18.6) and South African Rand 142.8 ($10.0), respectively, from MHPSA alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.
On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $66.6), DBT has numerous other defenses and, thus, we believe that DBT’s probable loss associated with these claims has been appropriately reflected in provisions established in prior periods and included in the accompanying condensed consolidated balance sheets. It is reasonably possible that DBT’s ultimate loss could exceed the provisions that have been recorded, but we currently cannot estimate the potential additional loss, or the range of the potential additional loss, associated with these claims due to the (i) lack of support provided by MPHSA for these claims; (ii) complexity of contractual relationships between the end customer, prime contractor, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.
Bank Bonds and Guarantees - In connection with these projects, we have issued, in favor of the prime contractors, and after considering the bonds that were returned in connection with the June 28, 2019 agreement between DBT and Alstom/GE, bonds totaling $68.9 (including $23.0 with more stringent payment terms). In the event that the prime contractors were to receive payment on a portion, or all, of these bonds, we would be required to reimburse the bank. In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.
Claims by Subcontractor - On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $18.0). We believe this decision is invalid on numerous bases. Specifically, we believe, among other things, that these and other claims were previously settled and satisfied by way of a 2015 amendment to the contract between DBT and the subcontractor. Therefore, DBT is pursuing all available legal recourse in the matter, and the matter has been referred to both court proceedings and an arbitration process that are scheduled to occur in the latter half of the third quarter of 2019. Based on the reasons stated above, we have concluded that it is not probable that a loss has been incurred with respect to this matter and, therefore, a loss has not been recorded in the accompanying condensed consolidated financial statements.

Noncontrolling Interest in South African Subsidiary
DBT has a Black Economic Empowerment shareholder (the “BEE Partner”) that holds a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an Arbitration Tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, we have reflected the net redemption amount of South African Rand 257.0 (or $18.0 and $17.7 at June 29, 2019 and December 31, 2018, respectively) within “Accrued expenses” on our condensed consolidated balance sheets, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
In August 2016, SPX Technologies applied to the High Court of South Africa (the “Court”) to have the Arbitration Tribunal’s ruling set aside. On January 22, 2018, the Court ruled in SPX Technologies’ favor and set aside the Arbitration Tribunal’s ruling. The BEE Partner appealed the Court’s decision and SPX Technologies continues to assert all legal defenses available to it. We expect the South African Supreme Court of Appeals to hear this matter in the latter half of the third quarter of 2019.
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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of June 29, 2019, we had liabilities for site investigation and/or remediation at 29 sites (28 sites at December 31, 2018) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of June 29, 2019, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites at which the liability has not been settled, of which 11 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
Uncertain Tax Benefits
As of June 29, 2019, we had gross unrecognized tax benefits of $20.2 (net unrecognized tax benefits of $13.7). Of these net unrecognized tax benefits, $10.3 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 29, 2019, gross accrued interest totaled $4.3 (net accrued interest of $3.3). As of June 29, 2019, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended June 29, 2019, we recorded an income tax provision of $4.1 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.4%. This compares to an income tax provision for the three months ended June 30, 2018 of $0.4 on $20.1 of pre-tax income from continuing operations, resulting in an effective rate of 2.0%. The most significant items impacting the income tax provision for the second quarter of 2019 were (i) $1.3 of tax benefits related to our U.S. tax credits and incentives and (ii) $0.4 of excess tax benefits resulting from stock option awards that were exercised during the quarter. The most significant items impacting the income tax provision for the second quarter of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $1.1 associated with further revisions to provisional amounts that were recorded as a result of the Act.
For the six months ended June 29, 2019, we recorded an income tax provision of $8.7 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 30.3% This compares to an income tax provision for the six months ended June 30, 2018 of $4.5 on $36.6 of pre-tax income from continuing operations, resulting in an effective rate of 12.3%. The most significant items impacting the income tax provision for the first six months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, partially offset by $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period and the $1.3 of tax benefits noted above related to our U.S. tax credits and incentives. The most significant items impacting the income tax provision for the first six months of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $0.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period.

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
An unfavorable resolution of one or more of the above matters could have a material impact on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 15.1, respectively, at June 29, 2019) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG, an affiliate of the acquirer of Balcke Dürr, provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 3.0 and Euro 5.0, respectively, at June 29, 2019). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are changes in the liability and asset during the six months ended June 29, 2019, and June 30, 2018.

	Six months ended
	June 29, 2019		June 30, 2018
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$4.4	$1.2	$8.7	$2.8
Reduction/Amortization for the period (2)	(2.2)	(0.4)	(2.7)	(0.9)
Impact of changes in foreign currency rates	—	—	—	(0.1)
Balance at end of period (3)	$2.2	$0.8	$6.0	$1.8
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
As of June 29, 2019, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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
During the three and six months ended June 29, 2019, we recorded gains of $1.6 and $7.9, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security, with such amounts determined based on the investee’s most recent audited or internal financial statements. In addition, we received a distribution during the first quarter of 2019 of $2.6 included within “Cash flows from operating activities” in our condensed consolidated cash flows. As of June 29, 2019, the estimated fair value of the equity security was $21.9.
Indebtedness and Other — The estimated fair value of our debt instruments as of June 29, 2019 and December 31, 2018 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)	ACQUISITION OF SGS
On July 3, 2019, we completed the acquisition of SGS Refrigeration Inc. (“SGS”), a manufacturer of industrial refrigeration products in North America, for cash proceeds of $10.0 and a deferred payment not to exceed $1.5, with the ultimate amount of such deferred payment, if any, dependent upon achievement of certain financial metrics by SGS during the year ending December 31, 2019. The post-acquisition operating results of SGS will be included in our HVAC reportable segment.

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

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended June 29, 2019 totaled $372.4 and $716.0, respectively, compared to $379.2 and $731.1 during the same periods in 2018. The decrease in revenues during the three months ended June 29, 2019 was due primarily to a decline in organic revenue and, to a lesser extent, a reduction in revenue of $6.0 on the large power projects in South Africa associated with a settlement during the period with Alstom S&E Africa (PTY) LTD (“Alstom/GE”), one of the prime contractors on the projects, partially offset by increases in revenue associated with the impact of the acquisitions of Cues, Inc. (“Cues”) on June 7, 2018 and Sabik Marine (“Sabik”) on February 1, 2019. The decline in organic revenue was due primarily to lower sales related to the large power projects in South Africa, as these projects are generally in the latter stages of completion, and the impact of the wind-down of the SPX Heat Transfer business (“Heat Transfer”). The decrease in revenues during the six months ended June 29, 2019 was due primarily to (i) a decline organic revenue, (ii) an adjustment during the three months ended March 30, 2019 to the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa of $17.5, (iii) the aforementioned $6.0 reduction in revenue on the large power projects in South Africa during the three months ended June 29, 2019, and (iv) a stronger U.S. dollar during the six months ended June 29, 2019, partially offset by increases in revenue associated with the acquisition of Schonstedt on March 1, 2018 and the acquisitions of Cues and Sabik noted above. The decline in organic revenue during the six months ended June 29, 2019 was attributable primarily to lower sales related to the large power projects in South Africa, Heat Transfer, and our HVAC reportable segment, partially offset by increases in organic revenue within our Engineered Solutions reportable segment. See “Results of Reportable and Other Operating Segments” for additional details.
During the three and six months ended June 29, 2019, we generated operating income of $26.3 and $29.3, respectively, compared to $22.7 and $42.0 for the same periods in 2018. The increase in operating income during the three months ended June 29, 2019 was due primarily to improved operating results within our Detection and Measurement reportable segment, including the impact of the Cues and Sabik acquisitions, improved operating results within our power transformer business, and year-over-year declines in corporate expense and long-term incentive compensation expense. These increases in operating income were offset partially by the impact of the $6.0 reduction in revenue associated with the Alstom/GE settlement noted above. The decrease in operating income during the six months ended June 29, 2019 was due primarily to the reductions in revenue of $23.5 noted above associated with the large power projects in South Africa, partially offset by additional income within our (i) Detection and Measurement reportable segment, including the impact of the acquisitions noted above, and (ii) Engineered Solutions reportable segment associated with the power transformer business. See “Results of Reportable and Other Operating Segments” for additional details.
Cash flows from operating activities associated with continuing operations totaled $28.0 for the six months ended June 29, 2019, compared to $5.8 during the six months ended June 30, 2018. The increase in cash flows from operating activities was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to the large power projects in South Africa, as these projects are generally in the latter stages of completion. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net payments of $4.7 during the six months ended June 29, 2019 versus net refunds of $17.2 during the six months ended June 30, 2018).
Other significant items impacting our financial results for the three and six months ended June 29, 2019 were as follows:

•	Acquisition of Sabik

◦	Completed the acquisition on February 1, 2019 for a purchase price of $77.2, net of cash acquired of $0.6.

◦	Sabik’s revenues for the twelve months prior to the date of acquisition were approximately $28.0.

◦	The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment.

•
Charges Related to the Dry Cooling Sale - During the first quarter of 2019, we revised our estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business, which resulted in charges of $1.8 during the period.

•
Sale of Heat Transfer Facility - In connection with the wind-down of the business, we sold, during the first quarter of 2019, Heat Transfer’s manufacturing facility for cash proceeds of $5.5, resulting in a gain of $0.3 recorded within “Other income, net.”

•
Changes in Estimated Fair Value of an Equity Security - During the three and six months ended June 29 2019, we recorded gains of $1.6 and $7.9, respectively, within “Other income, net” related to the increase in the estimated fair value of an equity security that we hold. See Note 17 to our condensed consolidated financial statements for additional details.

•
Adjustments to Revenue on Large Power Projects in South Africa - During the first quarter of 2019, in consideration of recent claims that had been received from the prime contractors on the projects, and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration recorded on the projects. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the projects by $17.5 during the quarter (see Notes 4 and 15 to the accompanying condensed consolidated financial statements for additional details). On June 28, 2019, our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), reached an agreement with Alstom/GE, one of the prime contractors on the large power projects in South Africa, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties). In connection with the agreement, we reduced revenues associated with the large power projects by $6.0 during the three months ended June 29, 2019 (see Note 15 to the accompanying condensed consolidated financial statements for additional details).

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2018 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods. We do not believe the one less day during the first quarter of 2019 had a material impact on our consolidated operating results for the first half of 2019, when compared to the consolidated operating results for the first half of 2018.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reductions to revenues on the large power projects in South Africa during the three and six months ended June 29, 2019 of $6.0 and $23.5, respectively. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended June 29, 2019 and June 30, 2018, respectively, including the reconciliation of organic revenue decline to the net revenue decrease:

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$372.4	$379.2	(1.8)	$716.0	$731.1	(2.1)
Gross profit	108.2	97.7	10.7	191.4	187.8	1.9
% of revenues	29.1%	25.8%		26.7%	25.7%
Selling, general and administrative expense	78.2	72.6	7.7	154.9	141.2	9.7
% of revenues	21.0%	19.1%		21.6%	19.3%
Intangible amortization	2.4	0.8	200.0	4.0	1.0	300.0
Special charges, net	1.3	1.6	(18.8)	1.4	3.6	(61.1)
Other operating expenses	—	—	*	1.8	—	*
Other income, net	1.9	2.2	(13.6)	9.1	3.2	184.4
Interest expense, net	(4.7)	(4.8)	(2.1)	(9.7)	(8.6)	12.8
Income from continuing operations before income taxes	23.5	20.1	16.9	28.7	36.6	(21.6)
Income tax provision	(4.1)	(0.4)	925.0	(8.7)	(4.5)	93.3
Income from continuing operations	19.4	19.7	(1.5)	20.0	32.1	(37.7)

Components of consolidated revenue decrease:
Organic			(5.5)			(4.1)
Foreign currency			(1.0)			(1.2)
South Africa revenue adjustments			(1.5)			(3.1)
Acquisitions			6.2			6.3
Net revenue decrease			(1.8)			(2.1)
_________________________________

*	Not meaningful for comparison purposes.

Revenues — For the three months ended June 29, 2019, the decrease in revenue, compared to the respective period in 2018, was due primarily to a decline in organic revenue, a reduction in revenue of $6.0 on the large power projects in South Africa associated with a settlement with Alstom/GE during the period, and a stronger U.S. dollar (primarily against the South African Rand and British Pound) during the three months ended June 29, 2019, partially offset by increases in revenue associated with the acquisitions of Cues on June 7, 2018 and Sabik on February 1, 2019. The decline in organic revenue was due primarily to lower sales related to the large power projects in South Africa, as these projects are generally in the latter stages of completion, the impact of the wind-down of Heat Transfer, and our HVAC Reportable Segment, partially offset by increases in organic revenue within our Detection and Measurement and Engineered Solutions reportable segments.
For the six months ended June 29, 2019, the decrease in revenue, compared to the respective period in 2018, was due primarily to (i) a decline in organic revenue, (ii) adjustments during the first and second quarters of 2019 to the revenue on our large power projects in South Africa of $17.5 and $6.0, respectively, and (iii) a stronger U.S. dollar during the six months ended June 29, 2019, partially offset by increases in revenue associated with the acquisition of Schonstedt on March 1, 2018 and the acquisitions of Cues and Sabik noted above. The decline in organic revenue was attributable primarily to lower sales related to the large power projects in South Africa, Heat Transfer, and our HVAC reportable segment, partially offset by increases in organic revenue within our Engineered Solutions reportable segment.
See “Results of Reportable and Other Operating Segments” for additional details.

Gross Profit — For the three and six months ended June 29, 2019, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2018, was due primarily to a more favorable revenue mix during 2019 resulting from increases in revenue associated with recently acquired businesses that historically generate higher gross margins (i.e., Cues and Sabik) and decreases in revenues for businesses that historically generate lower gross margins (i.e., DBT and Heat Transfer). In addition, for the three and six months ended June 29, 2019, gross profit and gross profit as a percentage of revenues were impacted negatively by the reduction in revenues noted above of $6.0 and $23.5, respectively, associated with the large power projects in South Africa.
Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended June 29, 2019, the increase in SG&A expense, compared to the respective periods in 2018, was due primarily to the impact of the acquisitions noted above.
Intangible Amortization — For the three and six months ended June 29, 2019, the increase in intangible amortization, compared to the respective periods in 2018, was due to the impact of the acquisitions noted above.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2019 and 2018.
Other Operating Expenses — Other operating expenses for the six months ended June 29, 2019 relate to charges associated with revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business, with such revisions resulting from settlement activities during the first quarter of 2019.
Other Income, net — Other income, net, for the three months ended June 29, 2019 was composed primarily of a gain of $1.6 related to a change in the estimated fair value of an equity security that we hold and income derived from company-owned life insurance policies of $0.7.
Other income, net, for the three months ended June 30, 2018 was composed primarily of (i) pension and postretirement income of $0.7 and (ii) income of $1.5 related to the reduction of the liability and the amortization of the asset associated with the parent company guarantees and bank surety bonds that remain outstanding in connection with the Balcke Dürr sale.

Other income, net, for the six months ended June 29, 2019 was composed primarily of (i) a gain of $7.9 related to changes in the estimated fair value of an equity security that we hold and (ii) income derived from company-owned life insurance policies of $2.1, partially offset by foreign currency transaction losses of $1.0.
Other income, net, for the six months ended June 30, 2018 was composed primarily of (i) pension and postretirement income of $1.4, (ii) a gain on previous interest rate swap agreements of $0.6, and (iii) income of $1.8 related to the reduction of the liability and the amortization of the asset associated with the parent company guarantees and bank surety bonds that remain outstanding in connection with the Balcke Dürr sale, partially offset by foreign currency transaction losses of $0.6.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the six months ended June 29, 2019, compared to the same period in 2018, was the result of higher average interest rates during the first six months of 2019.
Income Tax Provision — For the three months ended June 29, 2019, we recorded an income tax provision of $4.1 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.4%. This compares to an income tax provision for the three months ended June 30, 2018 of $0.4 on $20.1 of a pre-tax income from continuing operations, resulting in an effective rate of 2.0%. The most significant items impacting the income tax provision for the second quarter of 2019 were (i) $1.3 of tax benefits related to our U.S. tax credits and incentives and (ii) $0.4 of excess tax benefits resulting from stock option awards that were exercised during the quarter. The most significant items impacting the income tax provision for the second quarter of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $1.1 associated with further revisions to provisional amounts that were recorded as a result of the adoption of the Tax Cuts and Jobs Act.
For the six months ended June 29, 2019, we recorded an income tax provision of $8.7 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 30.3% This compares to an income tax provision for the six months ended June 30, 2018 of $4.5 on $36.6 of pre-tax income from continuing operations, resulting in an effective rate of 12.3%. The most significant items impacting the income tax provision for the first six months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, partially offset by $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period and the $1.3 of tax benefits noted above related to our U.S. tax credits and incentives. The most significant items impacting the income tax provision for the first six months of 2018 were tax benefits of (i) $1.7 related to reductions in valuation allowances recorded against certain deferred tax assets and (ii) $0.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period.

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
HVAC Reportable Segment

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$130.9	$139.7	(6.3)	$259.3	$267.4	(3.0)
Income	16.7	18.5	(9.7)	35.1	37.1	(5.4)
% of revenues	12.8%	13.2%		13.5%	13.9%
Components of revenue decrease:
Organic			(5.7)			(2.4)
Foreign currency			(0.6)			(0.6)
Net revenue decrease			(6.3)			(3.0)
Revenues — For the three and six months ended June 29, 2019, the decrease in revenues, compared the respective periods in 2018, was due to a decline in organic revenue and, to a lesser extent, the impact of a stronger U.S. dollar during the first half of 2019. The decline in organic revenue was due primarily to lower sales of cooling products, partially offset by higher sales of boiler products.
Income — For the three and six months ended June 29, 2019, the decline in income and margin, compared to the respective periods in 2018, was due primarily to higher operating costs within the segment’s heating businesses during 2019.
Backlog — The segment had backlog of $69.9 and $48.7 as of June 29, 2019 and June 30, 2018, respectively.
Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$101.7	$74.6	36.3	$186.8	$140.2	33.2
Income	21.7	16.5	31.5	38.7	32.2	20.2
% of revenues	21.3%	22.1%		20.7%	23.0%
Components of revenue increase:
Organic			3.2			—
Foreign currency			(0.7)			(0.9)
Acquisitions			33.8			34.1
Net revenue increase			36.3			33.2
Revenues — For the three and six months ended June 29, 2019, the increase in revenues, compared to the respective periods in 2018, was due primarily to the impact of the acquisitions of Schonstedt on March 1, 2018, Cues on June 7, 2018, and Sabik on February 1, 2019. In addition, organic revenue increased during the three months ended June 29, 2019 primarily as a result of increases in revenues within the segment’s communication technologies’ businesses. Organic revenue for the six months ended June 29, 2019 was impacted favorably by increased sales by the segment’s communication technologies and underground pipe and inspection businesses, offset by a decline in sales for the segment’s bus fare collection systems business.
Income — For the three and six months ended June 29, 2019, the increase in income, compared to the respective periods in 2018, was due to the impact of the acquisitions noted above, and the incremental profit resulting from the additional revenues within the segment’s communication technologies’ businesses, while the decline in margin was primarily the result of the incremental amortization expense associated with the acquisitions and charges of $2.2 associated with the excess fair value (over historical cost) of inventory acquired in the Sabik and Cues transactions which has been subsequently sold.
Backlog — The segment had backlog of $81.5 and $58.5 as of June 29, 2019 and June 30, 2018, respectively.

Engineered Solutions Reportable Segment

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$139.0	$135.4	2.7	$277.0	$263.2	5.2
Income	13.0	10.4	25.0	21.0	17.2	22.1
% of revenues	9.4%	7.7%		7.6%	6.5%
Components of revenue increase:
Organic			2.6			5.2
Foreign currency			0.1			—
Net revenue increase			2.7			5.2
Revenues — For the three and six months ended June 29, 2019, the increase in revenues, compared the respective periods in 2018, was due to an organic revenue increase within our power transformers business.
Income — For the three and six months ended June 29, 2019, the increase in income and margin, compared the respective periods in 2018, was due primarily to the revenue increase noted above.
Backlog — The segment had backlog of $319.0 and $305.8 as of June 29, 2019 and June 30, 2018, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2019 and beyond.

All Other

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$0.8	$29.5	(97.3)	$(7.1)	$60.3	(111.8)
Loss	(10.0)	(4.4)	127.3	(32.6)	(8.5)	283.5
% of revenues	*	*		*	*
Components of revenue decrease:
Organic			(68.9)			(62.8)
Foreign currency			(8.1)			(10.0)
South Africa revenue adjustments			(20.3)			(39.0)
Net revenue decrease			(97.3)			(111.8)
_________________________________

*	Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 29, 2019, the decrease in revenues, compared the respective periods in 2018, was due primarily to a decline in organic revenue. The decline in organic revenue was the result of lower sales related to (i) the large power projects in South Africa, as these projects generally are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business. In addition, revenues for the three and six months ended June 29, 2019 were impacted negatively by an adjustment of $6.0 to revenues on the large power projects in South Africa associated with a settlement with Alstom/GE, while revenues for the six months ended June 29, 2019 were impacted negatively by an adjustment during the first quarter of 2019 to the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa of $17.5.
Loss — For the three and six months ended June 29, 2019, the loss increased, compared to the respective periods in 2018, primarily as a result of the reductions in revenues noted above.
Backlog — These operating segments had backlog of $26.5 and $63.9 as of June 29, 2019 and June 30, 2018, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Total consolidated revenues	$372.4	$379.2	(1.8)	$716.0	$731.1	(2.1)
Corporate expense	10.5	12.5	(16.0)	22.9	24.3	(5.8)
% of revenues	2.8%	3.3%		3.2%	3.3%
Long-term incentive compensation expense	3.3	4.2	(21.4)	6.8	8.1	(16.0)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The decrease in corporate expense during the three and six months ended June 29, 2019, compared to the respective periods in 2018, was due primarily to a decline in acquisition-related costs.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in long-term incentive compensation expense during the three and six months ended June 29, 2019, compared to the respective periods in 2018, was due to certain one-time awards, which were issued in 2015, that fully vested in the third quarter of 2018.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 29, 2019 and June 30, 2018.

	Six months ended
	June 29, 2019	June 30, 2018
Continuing operations:
Cash flows from operating activities	$28.0	$5.8
Cash flows used in investing activities	(75.5)	(177.7)
Cash flows from financing activities	13.7	113.9
Cash flows from (used in) discontinued operations	(1.5)	1.3
Change in cash and equivalents due to changes in foreign currency exchange rates	1.1	(0.9)
Net change in cash and equivalents	$(34.2)	$(57.6)
Operating Activities — The increase in cash flows from operating activities during the six months ended June 29, 2019, compared to the same period in 2018, was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to the large power projects in South Africa. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net payments of $4.7 during the six months ended June 29, 2019 versus net refunds of $17.2 during the six months ended June 30, 2018).
Investing Activities — Cash flows used in investing activities for the six months ended June 29, 2019 were comprised primarily of cash utilized for the acquisition of Sabik of $77.2 and capital expenditures of $6.2, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility.
Cash flows used in investing activities for the six months ended June 30, 2018 were comprised primarily of cash utilized for the acquisitions of Schonstedt and Cues of $182.6 and capital expenditures of $5.4, partially offset by cash proceeds of $5.5 received in connection with the sale of certain intangible assets of our Heat Transfer business and cash proceeds of $4.6 received in connection with the subsequent sale of marketable securities acquired in connection with the Cues transaction.
Financing Activities — Cash flows from financing activities for the six months ended June 29, 2019 were comprised primarily of net borrowings of $18.5 which resulted primarily from the acquisition of Sabik, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.8.
Cash flows from financing activities for the six months ended June 30, 2018 primarily related to borrowings under our senior credit facility in connection with the Cues acquisition.
Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 29, 2019 related primarily to disbursements for liabilities retained in connection with dispositions.
Cash flows from discontinued operations for the six months ended June 30, 2018 related primarily to proceeds of $2.4 received in connection with a settlement reached with the buyer of Balcke Dürr, partially offset by disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2019 and 2018.

Borrowings and Availability
Borrowings —The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2019.

	December 31, 2018	Borrowings	Repayments	Other(4)	June 29, 2019
Revolving loans	$6.4	$101.6	$(78.0)	$—	$30.0
Term loan(1)	348.1	—	(8.8)	0.3	339.6
Trade receivables financing arrangement(2)	23.0	45.0	(44.0)	—	24.0
Other indebtedness(3)	4.3	3.1	(0.4)	1.0	8.0
Total debt	381.8	$149.7	$(131.2)	$1.3	401.6
Less: short-term debt	31.9				59.5
Less: current maturities of long-term debt	18.0				14.1
Total long-term debt	$331.9				$328.0
___________________________

(1)
The term loan is repayable in quarterly installments of 1.25% of the initial loan amount of $350.0, beginning in the first quarter of 2019, with the remaining balance payable in full on December 19, 2022. Balances are net of unamortized debt issuance costs of $1.6 and $1.9 at June 29, 2019 and December 31, 2018, respectively.

(2)
Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 29, 2019, we had $10.5 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $24.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(3)
Primarily includes balances under a purchase card program of $2.6 and $2.5, capital lease obligations of $2.5 and $1.8, and borrowings under a line of credit in China of $2.9 and $0.0 at June 29, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)
“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

At June 29, 2019, we were in compliance with all covenant provisions of our senior credit agreement.
Availability — At June 29, 2019, we had $289.3 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $30.0 and $30.7 reserved for domestic outstanding letters of credit. In addition, at June 29, 2019, we had $36.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $113.4 reserved for outstanding letters of credit.
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

Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $17.0 as of June 29, 2019. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 29, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2019.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 29, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

10.1
SPX Corporation 2019 Stock Compensation Plan, incorporated herein by reference to Appendix A of our definitive proxy statement for our 2019 Annual Meeting of Stockholders, filed March 28, 2019 (File no. 1-6948).

10.2
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

10.3
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

10.4
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

10.5	Form of Stock Option Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

10.6
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1
SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 29, 2019, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 29, 2019 and June 30, 2018; (ii) Condensed Consolidated Balance Sheets at June 29, 2019 and December 31, 2018; (iii) Condensed Consolidated Statements of Equity for the three and six months ended June 29, 2019 and June 30, 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 1, 2019	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 1, 2019	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer