Form 10-K
period 2019-12-31
SPX CORP
filed 2020-02-14
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to    .
Commission file number: 1-6948
SPX Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13320-A Ballantyne Corporate Place,
Charlotte, NC 28277
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (980) 474-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	SPXC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2019 was $1,419,142,473. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 7, 2020 was 44,226,657.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 14, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during 2016. Additionally, during 2018, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business, with the wind-down generally completed during 2019. Lastly, our South African subsidiary, DBT Technologies (PTY) LTD’s (“DBT”) contractual scope on the large power projects in South Africa is substantially complete, with its remaining responsibilities under the projects related primarily to resolution of various claims between itself and one of the prime contractors on the projects. See MD&A and Notes 1 and 4 to our consolidated financial statements for further discussion of these actions.

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

On February 1, 2019, we completed the acquisition of Sabik Marine ("Sabik"), primarily a manufacturer of obstruction lighting products. The post-acquisition operating results of Sabik Marine are reflected in our Detection and Measurement reportable segment.

On July 3, 2019 and November 12, 2019, we completed the acquisitions of SGS Refrigeration Inc. (“SGS”) and Patterson-Kelley, LLC (“Patterson-Kelley”), respectively. SGS is a manufacturer of industrial refrigeration products, while Patterson-Kelley is a manufacturer and distributor of commercial boilers and water heaters. The post-acquisition operating results of SGS and Patterson-Kelley are reflected in our HVAC reportable segment.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC, detection and measurement, power transmission and generation, and industrial markets. With operations in 17 countries and over 4,500 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
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

Within our engineered solutions platform, we are a leading manufacturer of medium and large power transformers, as well as process cooling equipment. These solutions play a critical role in electricity transmission and generation. Specifically, our power transformers play an integral role in the North American power grid, while our process cooling equipment assists our customers in meeting their power generation and industrial needs. The businesses within the platform are committed to driving value through continued focus on operational and engineering efficiencies.
Our remaining businesses (see below for further discussion) engineer, design, manufacture, install and service equipment, including heat exchangers, for the industrial and power generation markets.
Reportable and Other Operating Segments
DBT and Heat Transfer are reported within an "All Other" category outside of our reportable segments. Our other operating segments are aggregated into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income or loss for each of our operating segments is determined before considering impairment and special charges, pension and postretirement expense/income, long-term incentive compensation, gains (losses) on the sale of our dry cooling business, certain other operating expenses and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.

HVAC Reportable Segment
Our HVAC reportable segment had revenues of $593.2, $582.1 and $511.0 in 2019, 2018 and 2017, respectively, and backlog of $77.8 and $46.9 as of December 31, 2019 and 2018, respectively. Approximately 89% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley and Recold, with the major competitors to these products being Baltimore Aircoil Company and Evapco. Our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, and Patterson-Kelley brands, while our Marley-Wylain subsidiary sells Weil-McLain and Williamson-Thermoflo brands. Major competitors to these products are TPI Corporation, Ouellet, King Electric, Systemair Mfg. LLC, Cadet Manufacturing Company, and Dimplex North America Ltd for heating products, Burnham Holdings, Inc., Mestek, Cleaver Brooks, Lochinvar LLC, Navien Inc., and Buderus for boiler products, and TPI Corporation, Broan-NuTone LLC and Airmaster Fan Company for ventilation products.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $384.9, $320.9 and $260.3 in 2019, 2018 and 2017, respectively, and backlog of $76.4 and $71.9 as of December 31, 2019 and 2018, respectively. Approximately 76% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020. The segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Warren G-V, and Cues, with the major competitors to these products being Vivax-Metrotech, Leica, Subsite, IPEK, IBAK, System Studies, Agilent, Shawcor, Roper, and Ridgid. Our bus fare collection systems, communication technologies, and obstruction lighting are sold under the Genfare, TCI, Flash Technology, and Sabik Marine brand names, respectively. Major competitors to our bus fare collection systems include Scheidt & Bachmann, Trapeze Group, Init, and Vix Technology, while major competitors to our communication technologies products include Rohde & Schwarz, Thales Group, Saab Grintek, and LS Telcom. Lastly, major competitors of our obstruction lighting products include H&P, TWR Lighting, Unimar, Dialight and ITL.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment had revenues of $548.9, $537.0 and $560.7 in 2019, 2018 and 2017, respectively, and backlog of $373.4 and $311.2 as of December 31, 2019 and 2018, respectively. Approximately 91% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020. The segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market, as well as process cooling equipment for the power generation and industrial markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America.
We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our competitors in this market include ABB Ltd., GE-Prolec, Siemens, Hyundai Power Transformers, Delta Star Inc., Pennsylvania Transformer Technology, Inc., SGB-SMIT Group, Virginia Transformer Corporation, Howard Industries, Inc., and WEG S.A.
Our process cooling products are sold under the brand names of SPX Cooling and Marley, with major competitors to these products and service lines being Enexio and Hamon & Cie.
All Other
Our “All Other” group of operating segments had revenues of $(1.6), $98.6 and $93.8 in 2019, 2018 and 2017, respectively, and backlog of $7.4 and $26.8 as of December 31, 2019 and 2018, respectively. Approximately 100% of the backlog as of December 31, 2019 is expected to be recognized as revenue during 2020. These operating segments engineer, design, manufacture, install and service equipment, including heat exchangers, for the industrial and power generation markets. The primary distribution channels for the group’s products are direct to customers and third-party representatives. These operating segments have a presence in North America and South Africa.

Acquisitions

We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, in 2019 we acquired Sabik, SGS, and Patterson-Kelley, and in 2018 we acquired Schonstedt and Cues. We did not acquire any businesses in 2017.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. There were no divestitures of businesses in 2019, 2018 or 2017. However, as further discussed herein, we initiated a plan in 2018 to wind-down the Heat Transfer business, with such wind-down generally completed during 2019.
International Operations
We are a multinational corporation with operations in 17 countries. Sales outside the United States were $144.8, $221.1 and $182.5 in 2019, 2018 and 2017, respectively.
See Note 7 to our consolidated financial statements for more information on our international operations.
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
Patents/Trademarks
We own 171 domestic and 211 foreign patents (comprising 151 patent “families”), including 52 patents that were issued in 2019, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
We are subject to increases in the prices of many of our key raw materials, including petroleum-based products, steel and copper. In recent years, we have generally been able to offset increases in raw material costs. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations. We use forward contracts to manage our exposure on forecasted purchases of commodity raw materials (“commodity contracts”). See Note 14 to our consolidated financial statements for further information on commodity contracts.
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

Environmental Matters
See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities,” “Risk Factors” and Note 15 to our consolidated financial statements for information regarding environmental matters.
Employment
At December 31, 2019, we had over 4,500 employees. Eight domestic collective bargaining agreements covered approximately 1,150 employees. We also had various collective labor arrangements as of that date covering certain non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
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
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable and Other Operating Segments.”
We are subject to various claims, disputes, enforcement actions, litigation, arbitration and other legal proceedings related to two large power projects in South Africa that could ultimately be resolved against us.

Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT is currently involved in a number of claims relating to these challenges and may be subject to other claims, which could be significant. We cannot give assurance that these claims and the costs to assert our claims and defend claims against us will not have a material adverse effect on our financial position, results of operations, or cash flows. See “MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities” and Note 15 to our consolidated financial statements for further discussion.
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
The liabilities we record for asbestos product liability matters are based on a number of assumptions, including historical claims and payment experience and actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in material charges to earnings. In addition, a significant increase in claims, costs, and/or issues with existing insurance coverage could have a material adverse impact on our financial position, results of operations and cash flows.

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
See “MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities” and Note 15 to our consolidated financial statements for further discussion.
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
Our technology is important to our success, and failure to develop new products or make the appropriate investment in technology advancements may result in the loss of any sustainable competitive advantage in products, services and processes.
We believe the development of our intellectual property rights is critical to the success of our business. In order to maintain our market positions and margins, we need to regularly develop and introduce high-quality, technologically advanced and cost-effective products on a timely basis, in many cases in multiple jurisdictions around the world. Information technology systems, platforms and products are critical to our operating environment, product offerings and competitive position. Certain digitalization initiatives important to our long-term success may require capital investment, have significant risks associated with their execution, and could take several years to implement. If we do not accurately predict, prepare and respond to new technology innovations, market developments and changing customer needs, our revenues, profitability and long-term competitiveness could be materially adversely affected.
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
A portion of our revenues and earnings is generated through fixed-price contracts, particularly within our Engineered Solutions reportable segment. We recognize revenues for certain of these contracts over-time whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.

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

Our acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•Adverse effects on our reported operating results due to charges to earnings, including potential impairment charges associated with goodwill and other intangibles;
•Diversion of management attention from core business operations;
•Integration of technology, operations, personnel and financial and other systems;
•Increased expenses;
•Increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;
•Assumption of known and unknown liabilities and exposure to litigation;
•Increased levels of debt or dilution to existing stockholders; and
•Potential disputes with the sellers of acquired businesses.

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
In 2019, approximately 91% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
•Government embargoes or foreign trade restrictions such as antidumping duties, as well as the imposition of trade sanctions by the United States against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into or exported from the United States or reduce our sales and harm our business and the relaxation of embargoes and foreign trade restrictions, including antidumping duties on transformers, by the United States could adversely affect the market for our products in the United States;
•Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner and may increase the cost of our raw materials, including raw materials sourced domestically;
•Transportation and shipping expenses add cost to our products;
•Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

•Environmental and other laws and regulations could increase our costs or limit our ability to run our business; and
•Our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise.

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
Many of our customers historically have tended to delay capital projects, including expensive maintenance and upgrades, during economic downturns. Poor macroeconomic conditions could negatively impact our businesses by adversely affecting, among other things, our:
•Revenues;
•Margins;
•Profits;
•Cash flows;
•Customers’ orders, including order cancellation activity or delays on existing orders;
•Customers’ ability to access credit;
•Customers’ ability to pay amounts due to us; and
•Suppliers’ and distributors’ ability to perform and the availability and costs of materials and subcontracted services.

Downturns in global economies could negatively impact our performance or any expectations in reporting performance.
Our non-U.S. revenues and operations expose us to numerous risks that may negatively impact our business.
To the extent we generate revenues outside of the United States, non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:
•Significant competition could come from local or long-term participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do;
•Local customers may have a preference for locally-produced products;
•Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;
•Regulatory or political systems or barriers may make it difficult or impossible to enter or remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;
•Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, nationalization of private enterprises, or unexpected changes relating to currency could adversely impact our revenues and operations;
•The United Kingdom’s exit from the European Union (commonly referred to as “Brexit”) has contributed to, and may continue to contribute to, economic, currency, market and regulatory uncertainty in the United Kingdom and European Union and could adversely affect economic, currency, market, regulatory, or political conditions both in those regions and worldwide;
•Customs, tariffs and trade restrictions may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;
•Transportation and shipping expenses add cost to our products;
•Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;
•Local, regional or worldwide hostilities could impact our operations;
•Distance and language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services; and
•Public health crises, including the outbreak of a pandemic or contagious disease.

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
We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of qualified managers or skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2019, we had $393.5 in total indebtedness. On that same date, we had $292.7 of available borrowing capacity under our revolving credit facilities, after giving effect to $17.3 reserved for outstanding letters of credit and $140.0 of borrowings under the revolving credit agreement, and $36.8 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2019, we had $2.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $97.8 reserved for outstanding letters of credit. At December 31, 2019, our cash and equivalents balance was $54.7. See MD&A and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

•Impact our ability to obtain new, or refinance existing, indebtedness, on favorable terms or at all;
•Limit our ability to obtain, or obtain on favorable terms, additional debt financing for working capital, capital expenditures or acquisitions;
•Limit our flexibility in reacting to competitive and other changes in the industry and economic conditions;
•Limit our ability to pay dividends on our common stock in the future;
•Coupled with a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business, make it difficult to meet debt service requirements; and
•Expose us to interest rate fluctuations to the extent existing borrowings are, and any new borrowings may be, at variable rates of interest, which could result in higher interest expense and interest payments in the event of increases in interest rates.

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
Our senior credit facilities and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
Our customers may suffer financial difficulties that make them unable to pay for a project when completed, or they may decide not or be unable to pay us, either as a matter of corporate decision-making or in response to changes in local laws and regulations. We cannot assure you that expenses or losses for uncollectible amounts will not have a material adverse effect on our earnings and cash flows.
We operate in highly competitive markets. Our failure to compete effectively could harm our business.
We sell our products in highly competitive markets, which could result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products. We compete on a number of fronts, including on the basis of service, product performance, technical innovation and price. We have a number of competitors with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have lower cost structures, support from local governments, or both. In addition, new competitors may enter the markets in which we participate. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns and make more attractive offers to potential customers, employees and strategic partners. In addition, competitive environments in slow-growth markets, to which some of our businesses have exposure, have been inherently more influenced by pricing and domestic and global economic conditions. To remain competitive, we need to invest in manufacturing, marketing, customer service and support, and our distribution networks. No assurances can be made that we will have sufficient resources to continue to make the investment required to maintain or increase our market share or that our investments will be successful. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations, including those that may be enacted as a result of the OECD Base Erosion and Profit Shifting project. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, could have a material impact on our financial position, results of operations, and cash flows.
As indicated in Note 12 to our consolidated financial statements, certain of our income tax returns are currently under audit. In connection with these and any future audits, there is a risk that we could be challenged by tax authorities on certain of the tax positions we have taken, or will take, on our tax returns. Although we believe that current tax laws and regulations support our positions, there can be no assurance that tax authorities will agree with our positions. In the event tax authorities were to challenge one or more of our tax positions, an unfavorable outcome could have a material adverse impact on our financial position, results of operations, and cash flows.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2019, we had goodwill and other intangible assets, net, of $701.0. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We cannot assure you that our product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us with regard to our products. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to any of our customers or end users, and could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues, profitability and cash flows.
Changes in key estimates and assumptions related to our defined benefit pension and postretirement plans, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2019, our net liability to these plans was $145.1. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Policies and Use of Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
At December 31, 2019, we had eight domestic collective bargaining agreements covering approximately 1,150 of our over 4,500 employees. One of these collective bargaining agreements expires in 2020 and is scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2019, we had the ability to issue up to an additional 4.917 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our

2019 Stock Compensation Plan, and 0.027 under our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.
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
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (1) the present fair salable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair salable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, SPX FLOW or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2019:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	6 U.S. states and 2 foreign countries	11	0.6	1.4
Detection and Measurement reportable segment	6 U.S. states and 3 foreign countries	11	0.3	0.2
Engineered Solutions reportable segment	7 U.S. states and 0 foreign country	10	1.8	0.1
All Other (including corporate)	1 U.S. state and 1 foreign country	3	0.4	—
Total		35	3.1	1.7
In addition to manufacturing plants, we own various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.
ITEM 3. Legal Proceedings
See “Risk Factors,” “MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities,” and Note 15 to our consolidated financial statements for a discussion of legal proceedings.
We are also subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect individually or in the aggregate on our financial position, results of operations or cash flows; however, we cannot assure you that these proceedings or claims will not have a material effect on our financial position, results of operations or cash flows.
ITEM 4. Mine Safety Disclosures
Not applicable.

P A R T    I I
ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “SPXC.”
We discontinued dividend payments in September 2015 in connection with the Spin-off and, thus, there were no dividends declared since such time.
There were no repurchases of common stock during the three months ended December 31, 2019. The number of shareholders of record of our common stock as of February 7, 2020 was 2,652.
Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2014 and the reinvestment of dividends.

$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
SPX Corporation
S&P 500
S&P 1500 Industrials
S&P 600

	2014	2015	2016	2017	2018	2019
SPX Corporation	$100.00	$43.54	$110.68	$146.47	$130.70	$237.42
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 1500 Industrials	100.00	97.29	117.14	141.81	122.84	159.45
S&P 600	100.00	96.64	120.56	134.70	121.56	146.92

ITEM 6. Selected Financial Data

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Summary of Operations
Revenues (1)(5)	$1,525.4	$1,538.6	$1,425.8	$1,472.3	$1,559.0
Operating income (loss) (1)(2)(3)(4)(5)	107.9	107.6	59.9	70.0	(106.3)
Other expense, net (6)(7)(8)	(4.9)	(7.6)	(7.1)	(15.3)	(25.9)
Interest expense, net	(19.2)	(20.0)	(15.8)	(14.0)	(20.7)
Loss on amendment/refinancing of senior credit agreement/ early extinguishment of debt (8)	(0.6)	(0.4)	(0.9)	(1.3)	(1.4)
Income (loss) from continuing operations before income taxes	83.2	79.6	36.1	39.4	(154.3)
Income tax (provision) benefit (9)	(13.5)	(1.4)	47.9	(9.1)	2.7
Income (loss) from continuing operations	69.7	78.2	84.0	30.3	(151.6)
Income (loss) from discontinued operations, net of tax (10)	(4.4)	3.0	5.3	(97.9)	34.6
Net income (loss)	65.3	81.2	89.3	(67.6)	(117.0)
Less: Net loss attributable to noncontrolling interests	—	—	—	(0.4)	(34.3)
Net income (loss) attributable to SPX Corporation common shareholders	65.3	81.2	89.3	(67.2)	(82.7)
Adjustment related to redeemable noncontrolling interests (11)	5.6	—	—	(18.1)	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interests	$70.9	$81.2	$89.3	$(85.3)	$(82.7)
Basic income (loss) per share of common stock:
Income (loss) from continuing operations	$1.71	$1.82	$1.98	$0.30	$(2.90)
Income (loss) from discontinued operations	(0.10)	0.07	0.13	(2.35)	0.87
Net income (loss) per share	$1.61	$1.89	$2.11	$(2.05)	$(2.03)
Diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$1.67	$1.75	$1.91	$0.30	$(2.90)
Income (loss) from discontinued operations	(0.09)	0.07	0.12	(2.32)	0.87
Net income (loss) per share	$1.58	$1.82	$2.03	$(2.02)	$(2.03)
Dividends declared per share (12)	$—	$—	$—	$—	$0.75
Other financial data:
Total assets	$2,134.5	$2,057.5	$2,040.4	$1,912.5	$2,179.3
Total debt	393.5	381.8	356.8	356.2	371.8
Other long-term obligations	773.6	840.5	915.4	921.1	851.6
SPX shareholders’ equity	502.4	414.9	314.7	191.6	345.4
Noncontrolling interests	—	—	—	—	(37.1)
Capital expenditures	17.8	12.4	11.0	11.7	16.0
Depreciation and amortization	34.5	29.2	25.2	26.5	37.0
___________________________________________________________________
(1)As indicated in “Business - Business,” on February 1, 2019, July 3, 2019, and November 12, 2019, we completed the acquisitions of Sabik, SGS, and Patterson-Kelley, respectively. The aggregate revenue and operating income for these businesses from their respective dates of acquisition totaled $41.8 and $3.4, respectively, in 2019.
As indicated in “Business - Business,” on March 1, 2018 and June 7, 2018, we completed the acquisitions of Schonstedt and Cues, respectively. The aggregate revenues and operating income for these businesses totaled $100.7 and $8.3, respectively, during the year ended December 31, 2019 and $60.4 and $1.1, respectively, from their respective dates of acquisition to December 31, 2018.
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

During 2019, 2018, 2017 and 2015, we made revisions to expected revenues and costs on our large power projects in South Africa. These revisions resulted in a reduction of revenue and operating income of $23.5 in 2019, $2.7 and $4.7, respectively, in 2018,  $36.9 and $52.8, respectively, in 2017, and $57.2 and $95.0, respectively, in 2015. See Note 5 to our consolidated financial statements for additional details.
(2)As discussed in “Business - Business,” on September 26, 2015, we completed the Spin-Off of SPX FLOW. During 2015 there was a significant amount of general and administrative costs associated with corporate employees and other corporate support that transferred to SPX FLOW at the time of the Spin-Off and did not meet the requirements to be presented within discontinued operations.
(3)During 2017, we settled a contract that had been suspended and then ultimately canceled by a customer for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.
(4)During 2016, we recorded impairment charges of $30.1 related to the intangible assets of our Heat Transfer business.
(5)During 2016, we sold our dry cooling business, resulting in a pre-tax gain of $18.4. Revenues for our dry cooling business totaled $6.7 and $87.3 during 2016 and 2015, respectively.
(6)During 2019, 2018, 2017, 2016, and 2015, we recognized net charges related to changes in the fair value of plan assets, actuarial gains/losses, settlement gains/losses and curtailment gains/losses of $10.0, $6.6, $1.6, $12.0, and $15.9, respectively, associated with our pension and postretirement benefit plans.
(7)During 2019, we recorded gains of $7.9 related to increases in the estimated fair value of an equity security that we hold.
During 2019, 2018, 2017, 2016, and 2015, we recognized losses of $1.5, $0.3, $3.3, $2.4, and $8.6, respectively, associated with foreign currency transactions, foreign currency forward contracts, and currency forward embedded derivatives.

During 2019, 2018, 2017, 2016, and 2015, we recorded charges of $4.5, $2.0, $3.5, $4.2, and $8.0, respectively, associated with asbestos product liability matters.

(8)During the fourth quarter of 2019, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.6, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities.
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

(9)During 2019, our income tax provision was impacted most significantly by (i) $1.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) a $1.9 tax benefit associated with an adjustment to the taxation of foreign earnings, (iii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iv) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $3.8 of tax expense related to various valuation allowance adjustments, primarily due to foreign losses generated during the period for which no foreign tax benefit was recognized as future realization of any such tax benefit is considered unlikely.

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
(10)During 2019, we recorded charges of $3.8 as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters pertaining to legacy businesses we no longer operate.

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
(11)In the fourth quarter of 2019, SPX Technologies (PTY) LTD (“SPX Technologies”), DBT, and SPX Corporation executed an agreement with DBT’s black economic empowerment shareholder (the “BEE Partner”) to settle the put option noted below, as well as other claims between the parties, for a total payment to the BEE Partner of South African Rand 230.0 (or $15.6). As indicated below, we previously accrued/recorded South African Rand 257.0 related to our estimated obligation for the put option. The difference between the settlement amount and the amount previously recorded for the put option (i.e., South African Rand 27.0 or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0 (or $15.6), has been reflected as an adjustment to “Net income attributable to SPX common shareholders” in our calculation of basic and diluted earnings per share for the year ended December 31, 2019, with such adjustment totaling $5.6. See Note 15 to our consolidated financial statements for additional details.

We reflected an adjustment of South African Rand 257.0 (or $18.1) to “Net income (loss) attributable to SPX Corporation common shareholders” for the excess redemption amount of the put option in our calculations of basic and diluted earnings per share for the year ended December 31, 2016. See Note 15 to our consolidated financial statements for additional details regarding the put option.

(12)In connection with the Spin-Off, we discontinued dividend payments immediately following the dividend payment for the second quarter of 2015.

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Executive Overview
Revenues for 2019 totaled $1,525.4, compared to $1,538.6 in 2018 (and $1,425.8 in 2017). The decrease in revenues in 2019, compared to 2018, was due primarily to (i) a decline in organic revenue, (ii) adjustments during the first and second quarters of 2019 to revenues on the large power projects in South Africa of $17.5 and $6.0, respectively, and (iii) a stronger U.S. dollar during 2019, partially offset by increases in revenues associated with the acquisitions of Schonstedt and Cues in 2018 and Sabik, SGS, and Patterson-Kelley in 2019. The decline in organic revenue was attributable primarily to lower sales related to (i) the large power projects in South Africa, as these projects were in the latter stages of completion during 2019, and (ii) the Heat Transfer business as a result of its wind-down activities, partially offset by increases in organic revenue for all three of our reportable segments. The increase in revenues in 2018, compared to 2017, was due primarily to (i) the impact of the Schonstedt and Cues acquisitions, (ii) the impact of the adoption of ASC 606 (see below for additional details), and (iii) a reduction in revenue of $36.9 during 2017 resulting from revisions to the expected revenues and profits on our large power projects in South Africa. Organic revenue was generally flat in 2018 compared to the prior year.

For 2019, operating income totaled $107.9, compared to $107.6 in 2018 (and $59.9 in 2017). The increase in operating income in 2019, compared to 2018, was due primarily to improved operating results across all three reportable segments, partially offset by increased losses associated with the large power projects in South Africa, with such losses impacted by reductions in revenues/profits of $17.5 and $6.0 during the first and second quarters of 2019, respectively. The increase in operating income in 2018, compared to 2017, was due primarily to an increase in profits within our HVAC reportable segment associated with organic revenue growth during the year. In addition, operating income for 2017 was impacted by (i) a reduction in profit of $52.8 associated with revisions to expected revenues and profits on the large power projects in South Africa and (ii) a gain of $10.2 on a contract settlement within our Heat Transfer business.

Operating cash flows from continuing operations totaled $152.9 in 2019, compared to $112.9 in 2018 (and $53.5 in 2017). The increase in operating cash flows from continuing operations, compared to 2018, was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to the large power projects in South Africa, as these projects were in the latter stages of completion during 2019. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net tax payments of $7.0 in 2019 versus net tax refunds of $44.3 in 2018). The increase in operating cash flows from continuing operations in 2018, compared to 2017, was primarily the result of net income tax refunds of $44.3 in 2018 (versus net income tax payments of $22.9 in 2017).

Additional details on certain matters noted above as well as significant items impacting the financial results for 2019, 2018, and 2017 are as follows:
2019:
•On February 1, 2019, we completed the acquisition of Sabik:
◦The purchase price for Sabik was $77.2, net of cash acquired of $0.6.
◦Sabik’s revenues for the twelve months prior to the date of acquisition were approximately $28.0.
◦The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment.

•On March 14, 2019, as part of the business’s wind-down activities, we completed the sale of Heat Transfer’s manufacturing facility:
◦Cash proceeds from the sale totaled $5.5.
◦The sale resulted in a gain of $0.3, which is recorded within “Other expense, net.”

•Adjustments to Revenues and Profits on the Large Power Projects in South Africa:
◦During the first quarter of 2019, in consideration of recent claims received from the prime contractors on the projects, and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration recorded for the projects. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the projects by $17.5.
◦On June 28, 2019, DBT reached an agreement with Alstom/GE, one of the prime contractors on the projects, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims related to third-parties). In connection with the agreement, we reduced the revenues associated with the projects by $6.0 during the second quarter of 2019.
◦See Notes 5 and 15 to our consolidated financial statements for additional details.

•On July 3, 2019, we completed the acquisition of SGS:
◦The purchase price for SGS was $10.0, plus a deferred payment not to exceed $1.5.
◦SGS’s revenues for the twelve months prior to the date of acquisition were approximately $12.0.
◦The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.

•On November 12, 2019, we completed the acquisition of Patterson-Kelley:
◦The purchase price for Patterson-Kelley was $59.9.
◦Patterson-Kelley’s revenues for the twelve months prior to the date of acquisition were approximately $35.0.
◦The post-acquisition operating results of Patterson-Kelley are reflected within our HVAC reportable segment.

•On December 17, 2019, we amended our senior credit agreement:
◦In connection with the amendment, we recorded a charge of $0.6 associated with the write-off of a portion of deferred financing costs associated with the senior credit agreement.
◦See Note 13 to our consolidated financial statements for additional details.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $10.0 in the fourth quarter of 2019 in connection with the annual remeasurement of our pension and postretirement plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Changes in the Estimated Fair Value of an Equity Security:
◦During 2019, we recorded gains of $7.9 within “Other expense, net” related to increases in the estimated fair value of an equity security that we hold.
◦See Note 17 to our consolidated financial statements for additions details.

2018:
•Effective January 1, 2018, we adopted a new standard on revenue recognition (“ASC 606”) using the modified retrospective transition approach:
◦The most significant effect of adopting ASC 606 was on our power transformer business.
◦The adoption of ASC 606 resulted in an increase in revenues of $14.2 and an increase in operating income of $2.0 during 2018 as compared to the amounts that would have been recorded under the prior revenue recognition standard.
◦See Notes 1, 3, and 5 to our consolidated financial statements for additional details.

•On March 1, 2018, we completed the acquisition of Schonstedt:
◦The purchase price for Schonstedt was $16.4, net of cash acquired of $0.3.
◦Schonstedt’s revenues for the twelve months prior to the date of acquisition were approximately $9.0.
◦The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•On March 8, 2018, we settled our then-existing interest rate swap agreement (“Old Swaps”) and entered into a new interest rate swap agreement (“New Swaps”).
◦Old Swaps
▪We discontinued hedge accounting for the Old Swaps in the fourth quarter of 2017 in connection with an amendment of our senior credit agreement.
▪During the first quarter of 2018, we recorded a gain of $0.6 (to “Other expense, net”) representing the change in fair value of the Old Swaps from January 1, 2018 through the date of settlement on March 8, 2018.

◦New Swaps
▪The New Swaps had an initial notional amount of $260.0 and effectively convert a portion of our borrowings under our senior credit agreement to a fixed interest rate of 2.535%, plus the applicable margin.
▪We have designated, and are accounting for, the New Swaps as cash flow hedges.

◦See Note 14 to our consolidated financial statements for additional details.

•On April 30, 2018, we reached an agreement with a subsidiary of mutares AG, the acquirer of Balcke Dürr in 2016 (the “Buyer”), on (i) the amount of cash and working capital of Balcke Dürr at the closing date of the sale and (ii) various other matters. The settlement resulted in:
◦A net payment from the Buyer in the amount of Euro 3.0; and
◦A gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during 2018.

•On June 7, 2018, we completed the acquisition of Cues:
◦The purchase price for Cues was $164.4, net of cash acquired of $20.6.
◦Cues’ revenues for the twelve months prior to the date of acquisition were approximately $84.0.
◦The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment.
◦See Notes 1 and 4 to our consolidated financial statements for additional details.

•During the second quarter of 2018, as a continuation of our strategic shift away from power generation end markets, we initiated a plan to wind-down the Heat Transfer business.
◦In connection with the planned wind-down, we recorded charges of $3.5 during 2018, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment and $2.0 related to severance costs (both included in “Special charges, net”).
◦In addition, we sold certain intangible assets of the Heat Transfer business for net cash proceeds of $4.8, which resulted in a gain of less than $0.1 within our 2018 operating results.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $6.6 in the fourth quarter of 2018 in connection with the annual remeasurement of our pension and postretirement plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

2017:
•Income Tax Matters:
◦During the fourth quarter of 2017, we recorded an income tax benefit of $77.6 for a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary.
◦On December 22, 2017, the Act was enacted which significantly changed U.S. income tax law for businesses and individuals. As a result of the Act, we recorded provisional net income tax charges of $11.8 during the fourth quarter of 2017.
◦See Notes 1 and 12 to our consolidated financial statements for additional details.

•Gain from a Contract Settlement - During the third quarter of 2017, we settled a contract that had been suspended and then ultimately canceled by a customer. In connection with the settlement, we:
◦Received cash proceeds of $9.0 and other consideration; and
◦Recorded a gain of $10.2.

•On December 19, 2017, we amended our senior credit agreement:
◦In connection with the amendment, we recorded:
▪A charge of $0.9 associated with the write-off of a portion of the deferred financing costs associated with the senior credit agreement; and
▪A gain of $2.7 related to the discontinuance of hedge accounting for the interest rate swap agreements that we entered into to hedge the interest rate risk on our then existing term loan.
◦See Notes 13 and 14 to our consolidated financial statements for additional details.

•Actuarial Gains and Losses on Pension and Postretirement Plans:
◦We recorded:
▪An actuarial gain during the third quarter of 2017 of $2.6 related to an amendment to our postretirement plans; and
▪Net actuarial losses of $4.2 in the fourth quarter of 2017 in connection with the annual remeasurement of our pension and postretirement plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, the impact accounting standard adoptions, and the impact of the revenue reduction that resulted from the first and second quarter of 2019, third quarter of 2018, and second and fourth quarter of 2017 revisions to the expected revenues and costs on our large power projects in South Africa, which resulted in an aggregate reduction of revenues of $23.5 in 2019, $2.7 in 2018, and $36.9 in 2017. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the years ended December 31, 2019, 2018, and 2017, including the reconciliation of organic revenue growth (decline) to net revenue increase (decline):

	Year ended December 31,			2019 vs	2018 vs
	2019	2018	2017	2018%	2017%
Revenues	$1,525.4	$1,538.6	$1,425.8	(0.9)%	7.9%
Gross profit	441.1	410.7	330.2	7.4	24.4
% of revenues	28.9%	26.7%	23.2%
Selling, general and administrative expense	318.5	292.6	277.2	8.9	5.6
% of revenues	20.9%	19.0%	19.4%
Intangible amortization	8.9	4.2	0.6	111.9	600.0
Special charges, net	4.0	6.3	2.7	(36.5)	133.3
Gain on contract settlement	—	—	10.2	*	*
Other operating expenses	1.8	—	—	*	*
Other expense, net	(4.9)	(7.6)	(7.1)	(35.5)	7.0
Interest expense, net	(19.2)	(20.0)	(15.8)	(4.0)	26.6
Loss on amendment/refinancing of senior credit agreement	(0.6)	(0.4)	(0.9)	50.0	(55.6)
Income from continuing operations before income taxes	83.2	79.6	36.1	4.5	120.5
Income tax (provision) benefit	(13.5)	(1.4)	47.9	*	*
Income from continuing operations	69.7	78.2	84.0	(10.9)	(6.9)
Components of consolidated revenue increase (decline):
Organic				(3.5)	0.2
Foreign currency				(0.7)	0.1
South Africa revenue adjustments				(1.4)	2.4
Acquisitions				4.7	4.2
Adoption of ASC 606				—	1.0
Net revenue increase (decline)				(0.9)	7.9
___________________________________________________________________
* Not meaningful for comparison purposes.

Revenues - For 2019, the decrease in revenues, compared to 2018, was due primarily to (i) a decline in organic revenue, (ii) adjustments during the first and second quarters of 2019 to revenues on the large power projects in South Africa of $17.5 and $6.0, respectively, and (iii) a stronger U.S. dollar during 2019, partially offset by increases in revenues associated with the acquisitions of Schonstedt and Cues in 2018 and Sabik, SGS, and Patterson-Kelley in 2019. The decline in organic revenue was attributable primarily to lower sales related to (i) the large power projects in South Africa, as these projects were in the latter stages of completion during 2019, and (ii) the Heat Transfer business as a result of its wind-down activities, partially offset by increases in organic revenue for all three of our reportable segments. See “Results of Reportable and Other Operating Segments” for additional details.

For 2018, the increase in revenues, compared to 2017, was due primarily to the impact of the acquisitions of Schonstedt and Cues during 2018. In addition, revenues were higher, when compared to 2017, due to (i) the impact of the adoption of ASC 606 and (ii) a reduction in revenue of $36.9 during 2017 resulting from revisions to the expected revenues and costs on our large power projects in South Africa. Organic revenue was generally flat in 2018 as the significant increases for the businesses within our HVAC reportable segment were offset by declines associated with (i) lower sales of process cooling products and (ii) the continued wind-down of our Heat Transfer business and our large power projects in South Africa. See "Results of Reportable and Other Operating Segments" for additional details.

Gross Profit - For 2019, the increase in gross profit and gross profit as a percentage of revenue, compared to 2018, was due primarily to (i) a more profitable revenue mix and (ii) operational improvements within the cooling businesses of our HVAC reportable segment and power transformer business of our Engineered Solutions reportable segment during 2019. The more profitable revenue mix resulted from increases in revenues associated with acquired businesses that generally have higher gross margins (i.e., Cues and Sabik) and decreases in revenues for businesses that historically generate lower gross margins (i.e., DBT and Heat Transfer). In addition, for 2019, gross profit and gross profit as a percentage of revenues were impacted negatively by the aggregate reduction in revenue noted above of $23.5 associated with the large power projects in South Africa.

For 2018, gross profit and gross profit as a percentage of revenues, compared to 2017, were favorably impacted by the increase in revenues noted above. Additionally, during 2017, gross profit and gross profit as a percentage of revenues were negatively impacted by a reduction in gross profit of $52.8 resulting from revisions to expected revenues and costs on our large power projects in South Africa. Lastly, during 2018, gross profit and gross profit as a percentage of revenue were negatively impacted by (i) charges of $4.6 associated with the excess fair value (over historical cost) of inventory acquired in the Schonstedt and Cues transactions which was subsequently sold in 2018 and (ii) a decline in profitability during 2018 for our power transformer business associated primarily with a less profitable sale mix, higher commodity costs, and less favorable cost absorption.

Selling, General and Administrative (“SG&A”) Expense — For 2019, the increase in SG&A, compared to 2018, was due primarily to the incremental SG&A associated with the acquisitions noted above.

For 2018, the increase in SG&A expense, compared to 2017, was primarily a result of the incremental SG&A associated with Schonstedt and Cues since their respective dates of acquisition and higher professional fees related to acquisition activities, partially offset by cost reductions associated with restructuring actions.

Intangible Amortization — For 2019, the increase in intangible amortization, compared to 2018, was due primarily to the impact of the intangible assets acquired in the Sabik, SGS, and Patterson-Kelley transactions, and a full year of amortization of intangible assets acquired in the Cues transaction.

For 2018, the increase in intangible amortization, compared to 2018, was due to the impact of the intangible assets acquired in connection with the Schonstedt and Cues transactions.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2019, 2018, and 2017. The components of special charges, net, are as follows:

	Year ended December 31,
	2019	2018	2017
Employee termination costs	$2.7	$5.7	$2.5
Facility consolidation costs	0.5	—	—
Other cash costs, net	—	—	0.2
Non-cash asset write-downs	0.8	0.6	—
Total	$4.0	$6.3	$2.7

Gain on Contract Settlement - During 2017, we settled a contract that had been suspended and then ultimately canceled by a customer of our Heat Transfer business for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.

Other Operating Expenses – During 2019, we recorded charges associated with revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business, with such revisions resulting from settlement activities during the first quarter of 2019.

Other Expense, Net – Other expense, net, for 2019 was composed primarily of pension and postretirement expense of $9.9, charges of $4.5 associated with asbestos product liability matters, and foreign currency transaction losses of $1.5, partially offset by a gain of $7.9 related to changes in the estimated fair value of an equity security that we hold and income derived from company-owned life insurance policies of $4.0.
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

Other expense, net, for 2017 was composed primarily of pension and postretirement expense of $5.1, charges of $3.5 associated with asbestos product liability matters, foreign currency transaction losses of $2.9, and losses on currency forward embedded derivatives of $0.6, partially offset by a gain of $2.7 associated with the discontinuance of hedge accounting on our interest rate swap agreements, income from company-owned life insurance policies of $1.7, and equity earnings in joint ventures of $0.7.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2019, compared to 2018, was the result of lower average debt balances during 2019.

The increase in interest expense, net, during 2018, compared to 2017, was primarily a result of the borrowings required to finance the acquisition of Cues and a higher weighted-average interest rate during 2018 on the outstanding borrowings of our senior credit facilities.

Loss on Amendment/Refinancing of Senior Credit Agreement — During the fourth quarter of 2019, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.6, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities.

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

Income Taxes — During 2019, we recorded an income tax provision of $13.5 on $83.2 of pre-tax income from continuing operations, resulting in an effective tax rate of 16.2%. The most significant items impacting the effective tax rate for 2019 were (i) $1.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) a $1.9 tax benefit associated with an adjustment to the taxation of foreign earnings, (iii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iv) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $3.8 of tax expense related to various valuation allowance adjustments, primarily due to foreign losses generated during the period for which no foreign tax benefit was recognized as future realization of any such tax benefit is considered unlikely.

During 2018, we recorded an income tax provision of $1.4 on $79.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 1.8%. The most significant items impacting the effective tax rate for 2018 were (i) the utilization of $33.0 of prior years' losses generated in foreign jurisdictions in which no benefit was previously recognized, (ii) $7.0 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.2 of excess tax benefits resulting from stock-based compensation awards that vested during the year.

During 2017, we recorded an income tax benefit of $47.9 on $36.1 of a pre-tax income from continuing operations, resulting in an effective tax rate of (132.7)%. The most significant items impacting the effective tax rate for 2017 were (i) a tax benefit of $77.6 related to a worthless stock deduction in the U.S. associated with our investment in a South African subsidiary and (ii) $4.9 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by (iii) $11.8 of net tax charges associated with the impact of the Act and (iv) $68.2 of foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely.

Results of Discontinued Operations
Sale of Balcke Dürr Business
On December 30, 2016, we completed the sale of Balcke Dürr. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” during 2016.
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
Other Discontinued Operations Activity
In addition to Balcke Dürr, we recognized net losses of $4.4, $0.8 and $1.5 during 2019, 2018 and 2017, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2017.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2019, 2018 and 2017, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2019	2018	2017
Balcke Dürr
Income (loss) from discontinued operations	$—	$6.3	$(2.6)
Income tax (provision) benefit	—	(2.5)	9.4
Income from discontinued operations, net	—	3.8	6.8

All other
Loss from discontinued operations	(4.0)	(1.2)	(4.0)
Income tax (provision) benefit	(0.4)	0.4	2.5
Loss from discontinued operations, net	(4.4)	(0.8)	(1.5)

Total
Income (loss) from discontinued operations	(4.0)	5.1	(6.6)
Income tax (provision) benefit	(0.4)	(2.1)	11.9
Income (loss) from discontinued operations, net	$(4.4)	$3.0	$5.3

Results of Reportable and Other Operating Segments
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 7 to our consolidated financial statements for a description of each of our reportable segments and our other operating segments.
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
HVAC Reportable Segment

	Year Ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Revenues	$593.2	$582.1	$511.0	1.9	13.9
Income	95.4	90.0	74.1	6.0	21.5
% of revenues	16.1%	15.5%	14.5%
Components of revenue increase:
Organic				0.5	13.7
Foreign currency				(0.4)	0.2
Acquisitions				1.8	—
Net revenue increase				1.9	13.9
Revenues — For 2019, the increase in revenues, compared to 2018, was due to the impact of the SGS and Patterson-Kelley acquisitions and, to a lesser extent, an increase in organic revenue, partially offset by the impact of a stronger U.S. dollar in 2019. The increase in organic revenue was due primarily to higher sales of boiler products, associated primarily with price increases, as well as cooling products in the Americas, partially offset by lower sales of cooling products in the Asia Pacific region.

For 2018, the increase in revenues, compared to 2017, was due to an increase in organic revenue and, to a lesser extent, the impact of a weaker U.S. dollar. The increase in organic revenue was a result of an increase in sales for all of the primary product lines within the segment.

Income — For 2019, the increase in income and margin, compared to 2018, was due primarily to a more profitable sale mix and operational improvements within the segment’s cooling businesses.

For 2018, the increase in income and margin, compared to 2017, was primarily as a result of the organic revenue growth noted above.
Backlog — The segment had backlog of $77.8 and $46.9 as of December 31, 2019 and 2018, respectively. Approximately 89% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Revenues	$384.9	$320.9	$260.3	19.9	23.3
Income	81.7	72.4	63.4	12.8	14.2
% of revenues	21.2%	22.6%	24.4%
Components of revenue increase:
Organic				1.4	(0.3)
Foreign currency				(0.7)	0.4
Acquisitions				19.2	23.2
Net revenue increase				19.9	23.3
Revenues — For 2019, the increase in revenues, compared to 2018, was due to (i) the impact of the Schonstedt and Cues acquisitions in 2018 and the Sabik acquisition in 2019 and, to a lesser extent, (ii) an increase in organic revenue. The increase in organic revenue was due primarily to additional sales by the segment’s communication technologies businesses, partially offset by a decline in sales by the segment’s bus fare collection systems business.

For 2018, the increase in revenues, compared to 2017, was primarily due to the impact of the Schonstedt and Cues acquisitions, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales of bus fare collection systems.

Income — For 2019, the increase in income, compared to 2018, was due to the impact of the acquisitions noted above and the incremental profits resulting from additional revenues within the segment’s communication technologies businesses. The decrease in margin, compared to 2018, was due primarily to the incremental amortization expense associated with the intangible assets acquired in the Cues and Sabik transactions.

For 2018, income increased compared to 2017, primarily as a result of the revenue increase noted above. The decrease in margin was primarily the result of (i) a charge of $4.6 associated with the excess fair value (over historical cost) of inventory acquired in the Cues and Schonstedt transactions which was subsequently sold in 2018 and (ii) the incremental amortization expense associated with the intangible assets acquired in these transactions, partially offset by a more profitable sales mix in 2018.
Backlog — The segment had backlog of $76.4 and $71.9 as of December 31, 2019 and 2018, respectively. Approximately 76% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.
Engineered Solutions Reportable Segment

	Year Ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Revenues	$548.9	$537.0	$560.7	2.2	(4.2)
Income	43.0	35.0	44.2	22.9	(20.8)
% of revenues	7.8%	6.5%	7.9%
Components of revenue increase (decline):
Organic				2.2	(6.7)
Adoption of ASC 606				—	2.5
Net revenue increase (decline)				2.2	(4.2)
Revenues — For 2019, the increase in revenues, compared to 2018, was due to an organic revenue increase within the segment’s power transformer business, partially offset by a decrease in organic revenue for the segment’s process cooling business. Revenue for the segment’s process cooling business continues to be impacted by a shift in its sales model, as the business is now focused more on high-margin components and services and less on lower-margin large projects.

For 2018, the decrease in revenues, compared to 2017, was due primarily to a decline in organic revenue, partially offset by the impact of the adoption of ASC 606. The decline in organic revenue primarily resulted from a decrease in sales of process cooling products.

Income — For 2019, the increase in income and margin, compared to 2018, was due primarily to the increase in revenue noted above.

For 2018, the decrease in income and margin, compared to 2017, was due primarily to a decline in profitability for the segment’s power transformer business associated with a less profitable sale mix, higher commodity costs, and less favorable cost absorption during 2018.

Backlog — The segment had backlog of $373.4 and $311.2 as of December 31, 2019 and 2018, respectively. Approximately 91% of the segment’s backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.

All Other

	Year Ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Revenues	$(1.6)	$98.6	$93.8	(101.6)	5.1
Loss	(46.1)	(18.9)	(56.8)	143.9	(66.7)
% of revenues	*	*	*
Components of revenue increase (decline):
Organic				(72.7)	(31.9)
Foreign currency				(7.1)	0.5
South Africa revenue revision				(21.8)	36.5
Net revenue increase (decline)				(101.6)	5.1
___________________________________________________________________
* Not meaningful for comparison purposes.

Revenues — For 2019, the decrease in revenue, compared to 2018, was due primarily to a decline in organic revenue. The decline in organic revenue was the result of lower sales related to (i) the large power projects in South Africa, as these projects were in the latter stages of completion during 2019, and (ii) the impact of the wind-down of the Heat Transfer business. In addition, revenue in 2019 was impacted negatively by an adjustment during the first quarter of 2019 to the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa of $17.5 and an adjustment during the second quarter of 2019 of $6.0 to revenues on the large power projects in South Africa associated with a settlement with Alstom/GE.

For 2018, the increase in revenues, compared to 2017, was due primarily to (i) a reduction in revenue of $36.9 in 2017 related to revisions to the expected revenue and costs on our large power projects in South Africa and (ii) a weaker U.S. dollar versus the South African Rand during 2018, partially offset by a decline in organic revenue. The decline in organic revenue was the result of lower sales related to (i) the large power projects in South Africa, as these projects generally were in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.

Loss — For 2019, the increase in the loss, compared to 2018, was due primarily to the aggregate adjustments noted above to the large power projects in South Africa.

For 2018, the decrease in the loss, compared to 2017, was due primarily to the fact that 2017 included a charge of $52.8 associated with revisions to the expected revenues and costs of our large power projects in South Africa, partially offset by a $10.2 gain resulting from the settlement of a contract that had been suspended and then ultimately canceled by a customer of our Heat Transfer business.
Backlog — These operating segments had aggregate backlog of $7.4 and $26.8 as of December 31, 2019 and 2018, respectively. Approximately 100% of the backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.
Corporate Expense and Other Expense

	Year Ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Total consolidated revenues	$1,525.4	$1,538.6	$1,425.8	(0.9)	7.9
Corporate expense	46.7	48.5	46.2	(3.7)	5.0
% of revenues	3.1%	3.2%	3.2%
Long-term incentive compensation expense	13.6	15.5	15.8	(12.3)	(1.9)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The decrease in corporate expense in 2019, compared to 2018, was due primarily to a decline in acquisition-related costs and other professional fees, partially offset by higher incentive compensation expense. The increase in corporate expense in 2018, compared to 2017, was due primarily to professional fees and other costs incurred in connection with acquisition-related activities, partially offset by lower incentive compensation expense.

Long-Term Incentive Compensation Expense —  The decrease in long-term incentive compensation in 2019, compared to 2018, was due primarily to certain one-time awards, which were issued in 2015 and became fully vested in the second half of 2018. The decrease in long-term incentive compensation expense during 2018, compared to 2017, was due to the impact of award forfeitures as a result of participant resignations during the year.

See Note 16 to our consolidated financial statements for further details on our long-term incentive compensation plans.
Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019	2018	2017
Continuing operations:
Cash flows from operating activities	$152.9	$112.9	$53.5
Cash flows used in investing activities	(153.7)	(184.2)	(10.6)
Cash flows from (used in) financing activities	(11.1)	16.8	(6.2)
Cash flows from (used in) discontinued operations	(4.3)	1.3	(6.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	2.1	(2.3)	(5.4)
Net change in cash and equivalents	$(14.1)	$(55.5)	$24.7

2019 Compared to 2018

Operating Activities – The increase in cash flows from operating activities, compared to 2018, was due primarily to reductions in working capital at certain of our businesses and a decline in cash outflows related to our large power projects in South Africa, as these projects were in the latter stages of completion during 2019. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net tax payments of $7.0 in 2019 versus net tax refunds of $44.3 in 2018).

Investing Activities – Cash flows used in investing activities for 2019 were comprised primarily of cash utilized in the acquisitions of Sabik, SGS, and Patterson-Kelley of $147.1 and capital expenditures of $17.8, partially offset by proceeds from company-owned life insurance policies of $5.9 and proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility. Cash flows used in investing activities for 2018 were comprised primarily of cash utilized in the acquisitions of Schonstedt and Cues of $180.8 and capital expenditures of $12.4, partially offset by net cash proceeds of $4.8 received in connection with the sale of certain intangible assets of our Heat Transfer business and cash proceeds of $4.6 received in connection with the subsequent sale of marketable securities acquired in connection with the Cues transaction.

Financing Activities - Cash flows used in financing activities during 2019 were comprised primarily of a payment of $15.6 to settle a put option held by the minority shareholder of DBT (see Note 15 to our consolidated financial statements for additional details), partially offset by net borrowings on our various debt instruments of $10.0. Cash flows from financing activities in 2018 related primarily to net borrowings in connection with the Cues acquisition.

Discontinued Operations – Cash flows used in discontinued operations for 2019 related primarily to disbursements for liabilities retained in connection with dispositions. Cash flows from discontinued operations for 2018 related primarily to proceeds of $3.6 received in connection with a settlement reached with the Buyer of Balcke Dürr, partially offset by disbursements for liabilities retained in connection with dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2019 and 2018.
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

Financing Activities — Cash flows from financing activities in 2018 primarily related to net borrowings in connection with the Cues acquisition. Cash flows used in financing activities for 2017 primarily related to financing fees of $3.6 paid in connection with the December 2017 amendment of our senior credit agreement and net repayments under our various debt instruments of $1.3.

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
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2019:

	December 31, 2018	Borrowings	Repayments	Other (5)	December 31, 2019
Revolving loans (1)	$6.4	$343.8	$(210.2)	$—	$140.0
Term loan (1)(2)	348.1	250.0	(350.0)	0.1	248.2
Trade receivables financing arrangement (3)	23.0	93.0	(116.0)	—	—
Other indebtedness (4)	4.3	4.4	(5.0)	1.6	5.3
Total debt	381.8	$691.2	$(681.2)	$1.7	393.5
Less: short-term debt	31.9				142.6
Less: current maturities of long-term debt	18.0				1.0
Total long-term debt	$331.9				$249.9
_____________________________________________________________
(1)As noted below, we amended our senior credit agreement on December 17, 2019. The amendment made available a new term loan facility in the amount of $250.0, the proceeds of which were applied, together with borrowings under the domestic revolving credit facility of $86.9, to prepay the remaining balance of $336.9 under the then-existing term loan facility.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.8 and $1.9 at December 31, 2019 and December 31, 2018, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2019, we had $36.8 of available borrowing capacity under this facility. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(4)Includes balances under a purchase card program of $2.6 and $2.5 and capital lease obligations of $2.7 and $1.8 at December 31, 2019 and 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the term loan, and the impact of amortization of debt issuance costs associated with the term loan.

Maturities of long-term debt payable during each of the five years subsequent to December 31, 2019 are $1.0, $7.1, $13.0, $12.8, and $218.8, respectively.
Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0, consisting of the following (each with a final maturity of December 17, 2024):

•A new term loan facility in the aggregate principal amount of $250.0 (previous aggregate principal amount of $350.0);

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0 (previously $200.0);

•A global revolving credit facility, available for loans in USD, Euros, British Pounds Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0 (previously $150.0);

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0 (previously $110.0); and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $45.0 (previously $40.0).

The above amendment to our Credit Agreement also:

•Increased the Consolidated Leverage Ratio (defined in the Credit Agreement) that we are required to maintain as of the last day of each fiscal quarter to not more than 3.75 to 1.00 (or up to 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions);

•Reduced the Consolidated Interest Coverage Ratio that we are required to maintain as of the last day of each fiscal quarter to not less than 3.00 to 1.00; and

•Adjusted our per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, to be as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.50 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.50 to 1.0 and 3.50 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.75 to 1.0 and 2.50 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Less than 1.75 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%
The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage as previously discussed, which varies based on our Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings.
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 3.3% at December 31, 2019.
The fees and bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.

SPX is the borrower under each of the above facilities, and certain of our foreign subsidiaries are (and we may designate other foreign subsidiaries to be) borrowers under the global revolving credit facility and the foreign credit instrument facilities. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by SPX on behalf of any of our subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.
The Credit Agreement requires mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by SPX or our subsidiaries. Mandatory prepayments will be applied to repay, first, amounts outstanding under any term loans and, then, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 360 days after the end of such 360-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under the Credit Agreement, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period. Indebtedness under the Credit Agreement is guaranteed by:

•Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•SPX with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral foreign credit instrument facility.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the effective date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 1, 2015 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts, less our previous usage of such additional amount for certain other investments and restricted junior payments.
At December 31, 2019, we had $292.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $140.0 and $17.3 reserved for outstanding letters of credit. In addition, at December 31, 2019, we had $2.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $97.8 reserved for outstanding letters of credit.
At December 31, 2019, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2019 and 2018, the participating businesses had $2.6 and $2.5, respectively, outstanding under this arrangement.
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
In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2019, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
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
Our derivative financial assets and liabilities include interest rate swap agreements, FX forward contracts, and forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.
As of December 31, 2019, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under the Credit Agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, had an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our Credit Agreement to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2019, the aggregate notional amounts of the New Swaps was $247.0 and the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $(1.9) and $0.2 as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the fair value of the New Swaps was $2.5 (long-term liability) and $0.2 (long-term asset), respectively. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, British Pound Sterling, and Euro.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). None of our FX forward contracts are designated as cash flow hedges.
We had FX forward contracts with an aggregate notional amount of $26.0 and $14.4 outstanding as of December 31, 2019 and 2018, respectively, with all of the $26.0 scheduled to mature in 2020.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.4 and 3.9 pounds of copper at December 31, 2019 and 2018, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2019 and 2018, the fair value of these contracts was $0.4 (current asset) and $1.0 (current liability), respectively. The unrealized gains (losses), net of taxes, recorded in AOCI were $0.3 and $(0.8) as of December 31, 2019 and 2018, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2019 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments as of December 31, 2019 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
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
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced significant loss, and believe we are not exposed to significant risk of loss, in these accounts.
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
Cash and Other Commitments
Balances under our Credit Agreement are payable in full on December 17, 2024. Our term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is repayable in full on December 17, 2024.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2019, we had $28.6 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2019 totaled $17.8, compared to $12.4 and $11.0 in 2018 and 2017, respectively. Capital expenditures in 2019 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2020 capital expenditures to approximate $20.0 to $25.0, with a significant portion related to replacement of equipment.

In 2019, we made contributions and direct benefit payments of $15.3 to our defined benefit pension and postretirement benefit plans. We expect to make $13.9 of minimum required funding contributions and direct benefit payments in 2020. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately 13.9% in 2019. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax refunds (payments) totaled ($7.0), $44.3, and $(22.9) in 2019, 2018, and 2017, respectively. In 2019, we made payments of $9.7 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $2.7. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.
As of December 31, 2019, except as discussed in Notes 15 and 17 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $17.3 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $97.8 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) $113.7 of surety bonds.
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
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2019:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$252.8	$1.0	$20.1	$231.7	$—
Pension and postretirement benefit plan contributions and payments(1)	243.4	13.9	25.1	25.0	179.4
Purchase and other contractual obligations(2)	90.0	82.6	7.4	—	—
Future minimum operating lease payments(3)	28.6	8.7	10.2	8.2	1.5
Interest payments	47.1	12.0	18.6	16.5	—
Total contractual cash obligations(4)(5)	$661.9	$118.2	$81.4	$281.4	$180.9
____________________________
(1)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2020 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(2)Represents contractual commitments to purchase goods and services at specified dates.
(3)Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.
(4)Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0 to $10.0.

(5)In addition, the above table does not include potential payments under (i) our derivative financial instruments or (ii) the guarantees and bonds associated with Balcke Dürr.
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
Our recorded liabilities related to these matters totaled $592.4 (including $552.2 for asbestos product liability matters) and $631.7 (including $587.5 for asbestos product liability matters) at December 31, 2019 and 2018, respectively. The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $509.6 and $541.9 at December 31, 2019 and 2018, respectively. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we have with the insurers. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi-Hitachi Power Systems Africa (PTY) LTD (“MHPSA”).

The challenges related to the projects have resulted in (i) significant adjustments to our revenue and cost estimates for the projects, (ii) DBT’s submission of numerous change orders to the prime contractors, (iii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.), and (iv) the possibility that DBT may become subject to additional claims, which could be significant. It is possible that some outstanding claims may not be resolved until after the prime contractors complete their scopes of work. Our future financial position, operating results, and cash flows could be materially impacted by the resolution of current and any future claims.

Claims by DBT - DBT has made numerous claims against MHPSA, including claims totaling South African Rand 1,133.3 (or $80.8) that have been submitted to dispute adjudication processes as required under the relevant contracts, with such amount subject to change as DBT progresses through these processes. Certain of these processes are expected to occur in 2020. In addition to existing asserted claims, DBT may have additional claims and rights to recovery based on its remaining performance under the contracts with, and actions taken by, MHPSA. The amounts DBT may recover for current and potential future claims against MHPSA are not currently known given (i) the extent of current and potential future claims by MHPSA against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying consolidated financial statements with respect to current or potential future claims against MHPSA.

Claims by Prime Contractors - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $67.6), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MPHSA for these claims; (ii) complexity of contractual relationships between the end customer, MHPSA, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $29.0) from MHPSA alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHPSA has made other claims against DBT totaling South African Rand 176.2 (or $12.6). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims.

In favor of MHPSA, we have issued bonds totaling $65.1 (including $23.3 with more stringent payment terms). We believe a portion of these bonds should be reduced based on project milestones achieved by DBT. In the event that MHPSA were to receive payment on a portion, or all, of these bonds, we would be required to reimburse the bank. In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.

On June 28, 2019, DBT reached an agreement with Alstom/GE, the other prime contractor on the projects, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties), including a liquidated damages claim made by Alstom/GE. In connection with the agreement, we reduced revenues (and operating income) by $6.0 during the second quarter of 2019.

Claims by Subcontractor - On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $18.2). We believed that the decision was invalid on numerous bases and, thus, we did not record a loss in our accompanying consolidated financial statements as a result of the adjudicator’s decision. The matter was referred to an arbitration tribunal and, on January 16, 2020, the arbitration tribunal ruled that the subcontractor was only entitled to a payment of South African Rand 19.4 (or $1.4). The arbitration tribunal’s ruling is binding on both DBT and the subcontractor. We have reflected the liability for such amount within our consolidated balance sheet as of December 31, 2019.

Noncontrolling Interest in South African Subsidiary
DBT had a Black Economic Empowerment shareholder (the “BEE Partner”) that held a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an arbitration tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, beginning in the third quarter of 2016, we reflected the net redemption amount of South African Rand 257.0 (or $17.7 at December 31, 2018) within “Accrued expenses” on our consolidated balance sheet, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
In August 2016, SPX Technologies applied to the High Court of South Africa (the “High Court”) to have the arbitration tribunal’s ruling set aside. On January 22, 2018, the High Court ruled in SPX Technologies' favor and set aside the arbitration tribunal’s ruling. The BEE Partner subsequently applied to the Supreme Court of Appeal of South Africa (the “SCA”) to have the arbitration tribunal’s ruling upheld. On September 6, 2019, the SCA ruled in favor of the BEE Partner. On October 16, 2019, SPX Technologies, DBT, and SPX Corporation executed an agreement with the BEE Partner and its affiliates to settle the Put Option and all other claims between the parties for a total payment of South African Rand 230.0 (or $15.6), which was paid in full on October 21, 2019. The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded of South African Rand 257.0 (see above), or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, have been reflected as an adjustment to “Net income attributable to SPX common shareholders” in our calculation of basic and diluted earnings per share for the year ended December 31, 2019, with such adjustment totaling $5.6.

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
Self-Insured Risk Management Matters
We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other things, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred versus when it is reported.
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

Most of our businesses recognize revenue at a point in time as satisfaction of the related performance obligations occur at the time of shipment or delivery, while certain of our businesses recognize revenue and costs for long-term contracts over-time (in 2019 and 2018) or, under the previous revenue recognition guidance, utilizing the percentage-of-completion method (prior to 2018).

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2019, 2018, and 2017, we recognized $523.7, $582.6 and $255.5, respectively, of revenues under such methods. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

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
We believe the underlying factors used to estimate our long-term contracts costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenues are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to long-term contracts include, but are not limited to, the following:

•Sales Price Incentives and Sales Price Escalation Clauses — Sales price incentives and sales price escalations that are reasonably assured and reasonably estimable are recorded over the performance period of the contract. Otherwise, these amounts are recorded when awarded.
•Cost Recovery for Product Design Changes and Claims — On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Change orders are accounted for as described above. See below for our accounting policies related to claims.
•Material Availability and Costs — Our estimates of material costs generally are based on existing supplier relationships, adequate availability of materials, prevailing market prices for materials, and, in some cases, long-term supplier contracts. Changes in our supplier relationships, delays in obtaining materials, or changes in material prices can have a significant impact on our cost and profitability estimates.
•Use of Subcontractors — Our arrangements with subcontractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by subcontractor delays, customer claims arising from subcontractor performance issues, or a subcontractor’s inability to fulfill its obligations.
•Labor Costs and Anticipated Productivity Levels — Where applicable, we include the impact of labor improvements in our estimation of costs, such as in cases where we expect a favorable learning curve over the duration of the contract. In these cases, if the improvements do not materialize, costs and profitability could be adversely impacted. Additionally, to the extent we are more or less productive than originally anticipated, estimated costs and profitability may also be impacted.
•Effect of Foreign Currency Fluctuations — Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 14 to our consolidated financial statements for additional details on our FX forward contracts.
In some cases, the timing of revenue recognition, particularly for revenue recognized over time or under the percentage-of-completion method, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specific units, or completion of the contract.
In contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk.
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

•Significant variances in financial performance (e.g., revenues, earnings and cash flows) in relation to expectations and historical performance;

•Significant changes in end markets or other economic factors;

•Significant changes or planned changes in our use of a reporting unit’s assets; and

•Significant changes in customer relationships and competitive conditions.
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
Based on our annual goodwill impairment testing in the fourth quarter of 2019, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, exceeded the carrying value of their respective net assets by over 100%. The estimated fair value of Cues exceeded the carrying value of its net assets by approximately 10%, while the total goodwill for Cues was $47.8 at December 31, 2019. A change in any of the assumptions used in testing Cues’ goodwill for impairment (e.g., projected revenue and profit growth rates, discount rates, industry price multiples, etc.) could result in Cues’ estimated fair value being less than the carrying value of its net assets. If Cues is unable to achieve the financial forecasts included in its 2019 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Cues’ goodwill.
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
See Note 10 to our consolidated financial statements for additional details.
Employee Benefit Plans
Defined benefit plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Additionally, domestic postretirement plans provide health and life insurance benefits for certain retirees and their dependents. We recognize changes in the fair value of plan assets and actuarial gains and losses into earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily interest costs and expected return on plan assets, are recorded on a quarterly basis.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2019 pension expense by approximately $16.5, and a 50 basis point increase in the discount rate would have decreased our 2019 pension expense by approximately $15.1.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2020, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.75%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level.
See Note 11 to our consolidated financial statements for further information on our pension and postretirement benefit plans.
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
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events. See Note 12 to our consolidated financial statements for additional details regarding our uncertain tax positions.

New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
(All amounts are in millions)
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the South African Rand, British Pound Sterling, and Euro. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 14 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2019, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2020	2021	2022	2023	Thereafter	Total	Fair Value
Term loan	$—	$6.3	$12.5	$12.5	$218.7	$250.0	$—
Average interest rate						3.3%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
We had interest rate swap agreements with an aggregate notional amount of $247.0 at December 31, 2019. The fair value of these swaps was $2.5 (recorded as a long-term liability) as of December 31, 2019.
We had FX forward contracts with an aggregate notional amount of $26.0 at December 31, 2019, with all of the $26.0 scheduled to mature in 2020.
We had commodity contracts with an outstanding notional amount of 3.4 pounds of copper at December 31, 2019. The fair value of these contracts was $0.4 (recorded as a current asset) as of December 31, 2019.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2019
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SPX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingent Liabilities and Other Matters — Large Power Projects in South Africa — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
Since 2008, DBT Technologies (PTY) LTD (“DBT”) (a South African subsidiary of the Company) has been executing contracts on two large power projects in South Africa. DBT has experienced delays, cost overruns, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, subcontractors (including DBT and its subcontractors), and suppliers. These matters resulted in various claims and disputes between DBT and other parties involved with the projects, including allegations that DBT provided defective product and failed to meet certain project milestones. It is the Company’s policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. The Company does not believe it has probable losses associated with these claims and disputes.
We identified the South African power project claims and disputes as a critical audit matter because the evaluation of the probability of potential outcomes of these various claims and disputes and related disclosures involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when evaluating the Company’s legal and accounting positions and related disclosures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the South African power project claims and disputes included the following, among others:
•We tested the effectiveness of controls related to the South African power project claims and disputes.
•We obtained and evaluated legal confirmations from the Company’s internal and external counsels.
•With the involvement of professionals with expertise in legal and contractual claims and disputes, we held discussions with the Company’s internal and external counsels to determine the status of the South African power project legal claims and disputes, the contractual provisions for settlement or other legal resolution, and their awareness of any pending or threatened litigation, claims, and assessments omitted.
•We read minutes of meetings of the Board of Directors and its committees and conducted public domain searches for evidence of unrecorded loss contingencies or contradictory evidence related to the Company’s positions related to the South African power project claims and disputes.
•We evaluated the accuracy and completeness of the Company’s disclosures in the financial statements for consistency with our knowledge of matters related to the South African power projects claims and disputes.
Contingent Liabilities and Other Matters — Asbestos Product Liabilities and Insurance Recovery Assets — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
The Company maintains liabilities for asbestos-related claims. These claims are largely offset by insurance recovery assets. Recorded asbestos product liabilities are based on a number of assumptions, including historical claims and payment experience, and actuarial estimates of the future period during which additional claims are reasonably foreseeable. Insurance recovery assets are based on certain assumptions, including the continued solvency of the insurers and legal interpretation of rights for recovery under the insurance policies.
We identified asbestos product liabilities and insurance recovery assets as a critical audit matter given the subjectivity of estimating projected claims, the projected settlement values of reported and unreported claims, as well as the complexity of determining the associated insurance recovery assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and insurance specialists, when performing audit procedures to evaluate the reasonableness of the asbestos product liabilities and the associated insurance recovery assets.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to asbestos product liabilities and insurance recovery assets included the following, among others:
•We tested the effectiveness of controls related to asbestos product liabilities and insurance recovery assets.
•We evaluated the methods and assumptions used by management to estimate the asbestos product liabilities by testing the underlying data that served as the basis for the actuarial estimates, including historical claims and payment experience, to test that the inputs to the actuarial estimates were complete and accurate.
•With the assistance of our actuarial specialists, we developed independent estimates of the asbestos product liabilities and compared our estimates to management’s estimates.
•With the assistance of our insurance specialists, we assessed the ongoing financial solvency of insurance carriers and the recoverability of the recorded insurance recovery assets.
•We independently confirmed a selection of insurance policies directly with insurance carriers.
•We developed an independent expectation of the insurance recovery assets and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 13, 2020
We have served as the Company’s auditor since 2002.

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues	$1,525.4	$1,538.6	$1,425.8
Costs and expenses:
Cost of products sold	1,084.3	1,127.9	1,095.6
Selling, general and administrative	318.5	292.6	277.2
Intangible amortization	8.9	4.2	0.6
Special charges, net	4.0	6.3	2.7
Other operating expenses	1.8	—	—
Gain on contract settlement	—	—	10.2
Operating income	107.9	107.6	59.9
Other expense, net	(4.9)	(7.6)	(7.1)
Interest expense	(21.0)	(21.5)	(17.1)
Interest income	1.8	1.5	1.3
Loss on amendment/refinancing of senior credit agreement	(0.6)	(0.4)	(0.9)
Income from continuing operations before income taxes	83.2	79.6	36.1
Income tax (provision) benefit	(13.5)	(1.4)	47.9
Income from continuing operations	69.7	78.2	84.0
Gain (loss) from discontinued operations, net of tax	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	(4.4)	3.0	5.3
Income (loss) from discontinued operations, net of tax	(4.4)	3.0	5.3
Net income	65.3	81.2	89.3
Less: Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to SPX Corporation common shareholders	65.3	81.2	89.3
Adjustment related to redeemable noncontrolling interest (Note 15)	5.6	—	—
Net income attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$70.9	$81.2	$89.3

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income from continuing operations, net of tax	$75.3	$78.2	$84.0
Income (loss) from discontinued operations, net of tax	(4.4)	3.0	5.3
Net income	$70.9	$81.2	$89.3
Basic income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.71	$1.82	$1.98
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders	(0.10)	0.07	0.13
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.61	$1.89	$2.11
Weighted-average number of common shares outstanding — basic	43.942	43.054	42.413
Diluted income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.67	$1.75	$1.91
Income from discontinued operations attributable to SPX Corporation common shareholders	(0.09)	0.07	0.12
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$1.58	$1.82	$2.03
Weighted-average number of common shares outstanding — diluted	44.957	44.660	43.905
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2019	2018	2017
Net income	$65.3	$81.2	$89.3
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment and other, net of tax (provision) benefit of $0.5, $5.9, and $(9.8), in 2019, 2018 and 2017, respectively	(1.8)	0.6	15.2
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.3, $0.7, and $0.4 in 2019, 2018 and 2017, respectively	(1.0)	(1.4)	(0.7)
Foreign currency translation adjustments	2.2	(4.4)	0.5
Other comprehensive income (loss), net	(0.6)	(5.2)	15.0
Total comprehensive income	64.7	76.0	104.3
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	—
Total comprehensive income attributable to SPX Corporation common shareholders	$64.7	$76.0	$104.3
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$54.7	$68.8
Accounts receivable, net	265.9	269.1
Contract assets	63.4	91.2
Inventories, net	154.9	128.8
Other current assets (includes income taxes receivable of $23.0 and $18.9 at December 31, 2019 and 2018, respectively)	93.2	40.5
Total current assets	632.1	598.4
Property, plant and equipment:
Land	18.7	19.4
Buildings and leasehold improvements	121.9	125.2
Machinery and equipment	342.6	334.1
	483.2	478.7
Accumulated depreciation	(304.1)	(294.5)
Property, plant and equipment, net	179.1	184.2
Goodwill	449.3	394.4
Intangibles, net	251.7	198.4
Other assets	605.9	657.7
Deferred income taxes	16.4	24.4
TOTAL ASSETS	$2,134.5	$2,057.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141.6	$153.6
Contract liabilities	100.8	79.5
Accrued expenses	220.4	183.7
Income taxes payable	2.2	3.5
Short-term debt	142.6	31.9
Current maturities of long-term debt	1.0	18.0
Total current liabilities	608.6	470.2
Long-term debt	249.9	331.9
Deferred and other income taxes	26.3	23.2
Other long-term liabilities	747.3	817.3
Total long-term liabilities	1,023.5	1,172.4
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,017,204 and 44,202,503 issued and outstanding at December 31, 2019, respectively, and 51,528,778 and 43,450,305 issued and outstanding at December 31, 2018, respectively)	0.5	0.5
Paid-in capital	1,302.4	1,295.4
Retained deficit	(584.8)	(650.1)
Accumulated other comprehensive income	244.3	244.9
Common stock in treasury 7,814,701 and 8,078,473 shares at December 31, 2019 and 2018, respectively)	(460.0)	(475.8)
Total equity	502.4	414.9
TOTAL LIABILITIES AND EQUITY	$2,134.5	$2,057.5
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Equity
Balance at December 31, 2016	$0.5	$1,307.9	$(831.6)	$235.1	$(520.3)	$191.6
Net income	—	—	89.3	—	—	89.3
Other comprehensive income, net	—	—	—	15.0	—	15.0
Incentive plan activity	—	11.3	—	—	—	11.3
Long-term incentive compensation expense	—	12.0	—	—	—	12.0
Restricted stock and restricted stock unit vesting, including related tax benefit of $0.6 and net of tax withholdings	—	(21.4)	—	—	16.9	(4.5)
Balance at December 31, 2017	0.5	1,309.8	(742.3)	250.1	(503.4)	314.7
Net income	—	—	81.2	—	—	81.2
Other comprehensive loss, net	—	—	—	(5.2)	—	(5.2)
Incentive plan activity	—	10.3	—	—	—	10.3
Long-term incentive compensation expense	—	11.6	—	—	—	11.6
Restricted stock and restricted stock unit vesting	—	(36.3)	—	—	27.6	(8.7)
Impact of adoption of ASU 2016-01 - See Note 3	—	—	12.0	—	—	12.0
Impact of adoption of ASC 606 - See Notes 3 and 5	—	—	4.0	—	—	4.0
Impact of adoption of ASU 2016-16 - See Note 3	—	—	(0.2)	—	—	(0.2)
Stranded income tax effects resulting from tax reform - See Note 3	—	—	(4.8)	—	—	(4.8)
Balance at December 31, 2018	0.5	1,295.4	(650.1)	244.9	(475.8)	414.9
Net income	—	—	65.3	—	—	65.3
Other comprehensive loss, net	—	—	—	(0.6)	—	(0.6)
Incentive plan activity	—	13.0	—	—	—	13.0
Long-term incentive compensation expense	—	10.8	—	—	—	10.8
Restricted stock and restricted stock unit vesting	—	(22.4)	—	—	15.8	(6.6)
Adjustment related to redeemable noncontrolling interest (Note 15)	—	5.6	—	—	—	5.6
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2019	2018	2017
Cash flows from (used in) operating activities:
Net income	$65.3	$81.2	$89.3
Less: Income (loss) from discontinued operations, net of tax	(4.4)	3.0	5.3
Income from continuing operations	69.7	78.2	84.0
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Special charges, net	4.0	6.3	2.7
Gain on change in fair value of equity security	(7.9)	—	—
Loss on amendment/refinancing of senior credit agreement	0.6	0.4	0.9
Deferred and other income taxes	14.8	(0.3)	(21.0)
Depreciation and amortization	34.5	29.2	25.2
Pension and other employee benefits	20.2	13.7	14.9
Long-term incentive compensation	13.6	15.5	15.8
Other, net	2.3	2.3	4.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	75.5	52.6	(103.5)
Inventories	(8.5)	5.1	4.5
Accounts payable, accrued expenses and other	(61.7)	(86.5)	28.3
Cash spending on restructuring actions	(4.2)	(3.6)	(3.0)
Net cash from continuing operations	152.9	112.9	53.5
Net cash used in discontinued operations	(4.3)	(2.3)	(6.6)
Net cash from operating activities	148.6	110.6	46.9
Cash flows from (used in) investing activities:
Proceeds from asset sales	5.5	9.5	—
Proceeds (expenditures) related to company-owned life insurance policies, net	5.9	(0.8)	0.7
(Increase) decrease in restricted cash	(0.2)	0.3	(0.3)
Business acquisitions, net of cash acquired	(147.1)	(180.8)	—
Capital expenditures	(17.8)	(12.4)	(11.0)
Net cash used in continuing operations	(153.7)	(184.2)	(10.6)
Net cash from discontinued operations	—	3.6	—
Net cash used in investing activities	(153.7)	(180.6)	(10.6)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	593.8	199.4	404.6
Repayments under senior credit facilities	(560.2)	(193.0)	(395.8)
Borrowings under trade receivables agreement	93.0	123.0	74.0
Repayments under trade receivables agreement	(116.0)	(100.0)	(74.0)
Net repayments under other financing arrangements	(0.6)	(4.8)	(10.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.9)	(7.8)	(1.3)
Financing fees paid	(1.6)	—	(3.6)
Purchase of subsidiary shares	(15.6)	—	—
Net cash from (used in) continuing operations	(11.1)	16.8	(6.2)
Net cash from (used in) discontinued operations	—	—	—
Net cash from (used in) financing activities	(11.1)	16.8	(6.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	2.1	(2.3)	(5.4)

Net change in cash and equivalents	(14.1)	(55.5)	24.7
Consolidated cash and equivalents, beginning of period	68.8	124.3	99.6
Consolidated cash and equivalents, end of period	$54.7	$68.8	$124.3
Supplemental disclosure of cash flow information:
Interest paid	$16.1	$19.7	$15.1
Income tax refunds (payments), net	$(7.0)	$44.3	$(22.9)
Non-cash investing and financing activity:
Debt assumed	$1.3	$0.2	$0.9
The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2019
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
Principles of Consolidation — The consolidated financial statements include SPX Corporation’s (“SPX”, “our”, or “we”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. We have an interest in a VIE, in which we are not the primary beneficiary, as a result of the sale of Balcke Dürr. See below and in Notes 2, 4 and 17 for further discussion of the Balcke Dürr sale. All other VIEs are considered immaterial, individually and in aggregate, to our consolidated financial statements.
Shift Away from the Power Generation Markets — On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc., a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the activities summarized below:

•Sale of Dry Cooling Business - On March 30, 2016, we completed the sale of our dry cooling business, a business that provides dry cooling systems to the global power generation markets.

•Sale of Balcke Dürr Business - On December 30, 2016, we completed the sale of Balcke Dürr, a business that provides heat exchangers and other related components to the European and Asian power generation markets, to a subsidiary of Mutares AG (the “Buyer”). Balcke Dürr historically had been the most significant of our power generation businesses. As we considered the disposition of Balcke Dürr to be the cornerstone of our strategic shift away from the power generation markets, and given the significance of Balcke Dürr’s financial results to our overall operations prior to its disposition, we have classified Balcke Dürr as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

•Planned Wind-Down of the SPX Heat Transfer Business - During the second quarter of 2018, as a continuation of our strategic shift away from power generation markets, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business. In connection with the wind-down, we recorded charges of $3.5 in our 2018 operating results, with $0.9 related to the write-down of inventories (included in “Cost of products sold”), $0.6 related to the impairment of machinery and equipment and $2.0 related to severance costs (both included in “Special charges, net”). In addition, and as part of the wind-down, we sold certain intangible assets of the Heat Transfer business for net cash proceeds of $4.8, which resulted in a gain of less than $0.1 within our 2018 operating results. Lastly, during the first quarter of 2019, we completed the sale of Heat Transfer's manufacturing facility for cash proceeds of $5.5, which resulted in a gain recorded to “Other expense”, net, of $0.3. We anticipate completing the wind-down of Heat Transfer during 2020.

Acquisitions in 2019:

•Sabik – On February 1, 2019, we completed the acquisition of Sabik Marine (“Sabik”), primarily a manufacturer of obstruction lighting products, for a purchase price of $77.2, net of cash acquired of $0.6. The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment.

•SGS – On July 3, 2019, we completed the acquisition of SGS Refrigeration Inc. (“SGS”), a manufacturer of industrial refrigeration products, for cash proceeds of $10.0 and a deferred payment not to exceed $1.5, with the ultimate amount of such deferred payment, if any, dependent upon the achievement of certain financial metrics by SGS during the year ended December 31, 2019. The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.

•Patterson-Kelley – On November 12, 2019, we completed the acquisition of Patterson-Kelley, LLC (“Patterson-Kelley”), a manufacturer and distributor of commercial boilers and water heaters, for cash proceeds of $59.9. The post-acquisition operating results of Patterson-Kelley are reflected within our HVAC reportable segment.

The assets acquired and liabilities assumed in the Sabik, SGS, and Patterson-Kelley transactions have been recorded at estimates of fair value as determined by management, based on information available and on assumptions as to future operations and are subject to change upon completion of acquisition accounting for each of these entities.

Acquisitions in 2018:

•Schonstedt - On March 1, 2018, we completed the acquisition of Schonstedt Instrument Company (“Schonstedt”), a manufacturer and distributor of magnetic locator products used for locating underground utilities and other buried objects, for a purchase price of $16.4, net of cash acquired of $0.3. The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•Cues - On June 7, 2018, we completed the acquisition of Cues, Inc. (“Cues”), a manufacturer of pipeline inspection and rehabilitation equipment. The acquisition was completed through the purchase of all of the issued and outstanding shares of Cues’ parent company for a purchase price of $164.4, net of cash acquired of $20.6. The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment. See Note 4 for additional details on the Cues acquisition.

New Income Tax Law in the United States — On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted which significantly changed United States (“U.S.”) income tax law for businesses and individuals. The Act introduced changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act imposes tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings. As provided for by Staff Accounting Bulletin No. 118, we recorded provisional amounts in our 2017 consolidated financial statements to account for certain income tax effects of the Act. See Note 12 for a discussion of the impact of the Act on our consolidated financial statements.

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other expense, net,” with the related net losses totaling $1.5, $0.3 and $3.3 in 2019, 2018 and 2017, respectively.
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
For 2017, revenue continues to be presented based on prior guidance. Under such guidance, we recognized revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or upon receipt by the customer (e.g., FOB destination). Revenues from service contracts and long-term maintenance arrangements were recognized on a straight-line basis over the agreement period. In addition, certain of our businesses, primarily within the Engineered Solutions reportable segment and those in our “All Other” group of operating segments, also recognized revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting.
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
We recognized $255.5 in revenues under the percentage-of-completion method for the year ended December 31, 2017.
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $3.8 and $6.2 as of December 31, 2019 and 2018, respectively. Capitalized software amortization expense totaled $2.4 in 2019, 2018 and 2017. We expensed research activities relating to the development and improvement of our products of $24.8, $22.9 and $23.3 in 2019, 2018 and 2017, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $23.2, $22.6 and $22.2 for the years ended December 31, 2019, 2018 and 2017, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2019, 2018 or 2017.
Pension and Postretirement — We recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense and, accordingly, recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur. The remaining components of pension/postretirement expense, primarily interest costs and expected return on plan assets, are recorded on a quarterly basis.
Income Taxes — We account for income taxes based on the requirements of the Income Taxes Topic of the Codification, which includes an estimate of the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.
Derivative Financial Instruments — We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates, forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) and interest rate protection agreements to manage our exposures to fluctuating interest rate risk on variable rate debt. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the change in fair value of the derivatives is recorded in accumulated other comprehensive income (“AOCI”) and subsequently recognized in earnings when the forecasted transaction impacts earnings. We do not enter into financial instruments for speculative or trading purposes.
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 14 and 16 for further information.
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

	Year ended December 31,
	2019	2018	2017
Balance at beginning of year	$12.2	$10.2	$10.1
Acquisitions	0.3	—	—
Allowances provided	18.7	17.7	13.2
Write-offs, net of recoveries, credits issued and other	(20.7)	(15.7)	(13.1)
Balance at end of year	$10.5	$12.2	$10.2
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

Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2019 and 2018.

	December 31,
	2019	2018
Employee benefits	$78.5	$68.5
Warranty	12.6	12.0
Other (1)	129.3	103.2
Total	$220.4	$183.7
___________________________________________________________________
(1)Other consists of various items including, among other items, accrued legal, interest and restructuring costs, none of which is individually material.
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
Risk Management Matters — We are subject to claims associated with risk management matters (e.g., product liability, predominately associated with alleged exposure to asbestos-containing materials, general liability, automobile, and workers’ compensation claims). The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. We also have recorded insurance recovery assets associated with the asbestos product liability matters. These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and our legal interpretation of our rights for recovery under the agreements we have with the insurers. In addition, we are self-insured for certain of our workers’ compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other factors, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. See Note 15 for additional details.
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

	Year ended December 31,
	2019	2018	2017
Balance at beginning of year	$34.0	$33.9	$35.8
Acquisitions	0.4	1.0	—
Impact of initial adoption of ASC 606	—	0.4	—
Provisions	14.0	11.9	13.0
Usage	(13.2)	(13.1)	(15.4)
Currency translation adjustment	(0.1)	(0.1)	0.5
Balance at end of year	35.1	34.0	33.9
Less: Current portion of warranty	12.6	12.0	13.8
Non-current portion of warranty	$22.5	$22.0	$20.1
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
        Employee Benefit Plans — Defined benefit plans cover a portion of our salaried and hourly employees, including certain employees in foreign countries. As discussed in Note 1, we recognize changes in the fair value of plan assets and actuarial gains and losses associated with our pension and postretirement benefit plans in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense. The remaining components of pension/postretirement expense, primarily interest costs and expected return on plan assets, are recorded on a quarterly basis. See Note 11 for further discussion of our pension and postretirement benefits.
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
Parent Guarantees and Bonds Associated with Balcke Dürr — As further discussed in Note 17, in connection with the sale of Balcke Dürr, we remain contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 9.4, respectively, at December 31, 2019). We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. As also discussed in Note 17, under the related purchase agreement, Balcke Dürr provided cash collateral and mutares AG provided a partial guarantee in the event any of the bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. By way of an offset to “Other expense, net,” we are reducing the liability and amortizing the asset, with the reduction of the liability generally to occur upon return of the guarantee or bond which is expected to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Note 17 for further information regarding the estimated fair values of the parent company guarantees and bonds, as well as the cash collateral provided by Balcke Dürr and the partial guarantee provided by mutares AG.

(3) New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition (“ASC 606”) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition approach for all contracts not completed as of the date of adoption. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2018) through retained earnings, with no restatement of comparative periods.

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

In January 2016, the FASB issued an amendment to guidance that (i) requires equity securities (excluding equity method investments) to be measured at fair value, with changes in fair value recognized in net earnings, and (ii) enhances the disclosure associated with these instruments. The amendment allows equity securities that do not have readily determinable fair values to be measured at fair value, either upon the occurrence of an observable price change or identification of an impairment. We adopted this amendment in 2018, with the impact limited to an adjustment to the carrying value of an equity security that we had been accounting for based on its historical cost. In connection with our adoption, we adjusted the carrying value of this equity security to its estimated fair value, which resulted in a reduction, net of tax, of our retained deficit of $12.0. See Note 17 for additional details.

In February 2016, the FASB issued an amendment to existing guidance, ASC 842, that requires lessees to recognize assets and liabilities for the rights and obligations created by leases. Under the amendment, additional qualitative and quantitative disclosures are required to allow users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2019) through retained earnings, with no restatement of comparative periods.
The new standard provides a number of optional practical expedients upon transition. We elected the “package of practical expedients,” which allowed us to maintain our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedients for the use-of-hindsight or land easements; the latter not being applicable to us.

The impact of the initial adoption of the standard on our consolidated balance sheet is summarized below, with the most significant impact being the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases. Our accounting for finance leases remains substantially unchanged.

	December 31, 2018	Impact of Adoption of ASC 842	January 1, 2019

Assets
Other assets	$657.7	$27.7	$685.4

Liabilities
Accrued expenses	183.7	7.9	191.6
Other long-term liabilities	817.3	19.8	837.1

The adoption of ASC 842 had no impact on our retained deficit and no significant impact on the accompanying consolidated statements of operations for the year ended December 31, 2019 and consolidated statement of cash flows for the year ended December 31, 2019. See Note 6 for further discussion of the post adoption impact of ASC 842.

In June 2016, the FASB issued an amendment on the measurement of credit losses. The FASB’s new guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables, based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment is effective for interim and annual periods beginning after December 15, 2019. We will adopt the new standard effective January 1, 2020 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
In August 2017, the FASB issued significant amendments to hedge accounting. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance during the first quarter of 2019, with such adoption having no material impact to our consolidated financial statements.

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
In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (i) transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (iii) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. We will adopt this standard on January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

(4) Acquisitions and Discontinued Operations
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

	Year ended December 31,
	2018	2017
Revenues	$1,572.7	$1,511.4
Income from continuing operations	87.1	87.4
Net income	90.1	92.7

Income from continuing operations per share of common stock:
Basic	$2.02	$2.06
Diluted	$1.95	$1.99

Net income per share of common stock:
Basic	$2.09	$2.19
Diluted	$2.02	$2.11

Other Acquisitions
As indicated in Note 1, on March 1, 2018, February 1, 2019, July 3, 2019, and November 12, 2019, we completed the acquisitions of Schonstedt, Sabik, SGS, and Patterson-Kelley, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.
Sale of Balcke Dürr Business
As indicated in Note 1, on December 30, 2016, we completed the sale of Balcke Dürr. In connection with the sale, we recorded a net loss of $78.6 to “Gain (loss) on disposition of discontinued operations, net of tax” during 2016.
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
Other Discontinued Operations Activity
In addition to Balcke Dürr, we recognized net losses of $4.4, $0.8 and $1.5 during 2019, 2018 and 2017, respectively, resulting from adjustments to gains/losses on dispositions of businesses discontinued prior to 2017.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the years ended December 31, 2019, 2018 and 2017, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2019	2018	2017
Balcke Dürr
Income (loss) from discontinued operations	$—	$6.3	$(2.6)
Income tax (provision) benefit	—	(2.5)	9.4
Income from discontinued operations, net	—	3.8	6.8

All other
Loss from discontinued operations	(4.0)	(1.2)	(4.0)
Income tax (provision) benefit	(0.4)	0.4	2.5
Loss from discontinued operations, net	(4.4)	(0.8)	(1.5)

Total
Income (loss) from discontinued operations	(4.0)	5.1	(6.6)
Income tax (provision) benefit	(0.4)	(2.1)	11.9
Income (loss) from discontinued operations, net	$(4.4)	$3.0	$5.3

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations that are (i) part of a contract that has an original expected duration of less than one year (this encompasses substantially all contracts with customers in the HVAC and Detection and Measurement reportable segments) and/or (ii) satisfied in a manner consistent with our right to consideration from the customer (i.e., revenue is recognized as value is transferred). Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our large process cooling systems, as well as certain of our bus fare collection systems. As of December 31, 2019, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $75.9. We expect to recognize revenue on approximately 47% and 67% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Variable Consideration - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk. Variable consideration primarily pertains to late delivery penalties, unapproved change orders and claims (levied by us and/or against us), and index-based pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

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

As indicated in Note 15, during February, March, and April of 2019, we received a number of claims from the prime contractors on these projects asserting various amounts of damages. In consideration of these claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration that had been recorded for these projects. Based on such analysis, we reduced the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa by $17.5 during the first quarter of 2019, as it was no longer probable that such amounts of revenue would not be reversed.

As indicated in Note 15, on June 28, 2019, our South African subsidiary, DBT, reached an agreement with Alstom S&E Africa (PTY) LTD (“Alstom/GE”), one of the prime contractors on the large power projects in South Africa to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties). In connection with the agreement, we reduced the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa by $6.0 during the second quarter of 2019.

As of December 31, 2019, there was no cumulative recognized revenue related to variable consideration on the large power projects in South Africa.

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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our group of other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$284.2	$—	$—	$—	$284.2
Boilers, comfort heating, and ventilation	309.0	—	—	—	309.0
Underground locators and inspection and rehabilitation equipment	—	194.3	—	—	194.3
Signal monitoring, obstruction lighting, and bus fare collection systems	—	190.6	—	—	190.6
Power transformers	—	—	403.4	—	403.4
Process cooling equipment, services, and heat exchangers	—	—	145.5	9.3	154.8
South African projects	—	—	—	(10.9)	(10.9)
	$593.2	$384.9	$548.9	$(1.6)	$1,525.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$593.2	$357.1	$48.4	$3.0	$1,001.7
Revenues recognized over time	—	27.8	500.5	(4.6)	523.7
	$593.2	$384.9	$548.9	$(1.6)	$1,525.4

	Year Ended December 31, 2018
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$281.7	$—	$—	$—	$281.7
Boilers, comfort heating, and ventilation	300.4	—	—	—	300.4
Underground locators and inspection and rehabilitation equipment	—	159.1	—	—	159.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	161.8	—	—	161.8
Power transformers	—	—	373.8	—	373.8
Process cooling equipment, services, and heat exchangers	—	—	163.2	49.5	212.7
South African projects	—	—	—	49.1	49.1
	$582.1	$320.9	$537.0	$98.6	$1,538.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$582.1	$307.3	$61.5	$5.1	$956.0
Revenues recognized over time	—	13.6	475.5	93.5	582.6
	$582.1	$320.9	$537.0	$98.6	$1,538.6

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2019 and 2018:

Contract Balances	December 31, 2019	December 31, 2018 (1)	Change
Contract Accounts Receivable (1)	$260.8	$263.9	$(3.1)
Contract Assets	63.4	91.2	(27.8)
Contract Liabilities - current	(100.8)	(79.5)	(21.3)
Contract Liabilities - non-current (2)	(3.3)	(2.1)	(1.2)
Net contract balance	$220.1	$273.5	$(53.4)
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The $53.4 decrease in our net contract balance from December 31, 2018 to December 31, 2019 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During 2019, we recognized revenues of  $63.1 related to our contract liabilities at December 31, 2018.
Impact of ASC 606 Adoption
Summarized below is a comparison of our consolidated statement of operations and comprehensive income for the year ended December 31, 2018 as prepared under the provisions of ASC 606 to a presentation of this financial statement under the prior revenue recognition guidance. As previously discussed, the most significant impact of adopting ASC 606 relates to our power transformer business where, under ASC 606, revenues for power transformers are now being recorded over time versus at a point in time under the prior revenue recognition guidance. As such, and as noted below, the difference in revenue and earnings under prior revenue recognition guidance during the year ended December 31, 2018 is due primarily to the timing of power transformer deliveries.

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

Consolidated statement of cash flows - The impact of ASC 606 on our consolidated statement of cash flows for the year ended December 31, 2018 is not presented, as the only impact to operating cash flows related to changes to net income and certain working capital amounts (no change to total operating cash flows) and there was no impact to investing or financing cash flows.
(6)  Leases
As indicated in Note 3, effective January 1, 2019, we adopted ASC 842 under the modified retrospective transition approach. As a result, for periods prior to 2019, leases continue to be presented based on prior guidance. Summarized below is our policy under, as well as the various other disclosures required by, ASC 842.

We elected to account for lease agreements with lease and non-lease components as a single component for all leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the lease term.

We review if an arrangement is a lease at inception and conclude whether the contract contains an identified asset if we have the right to obtain substantially all the economic benefit and direct the use of the asset. Operating leases with ROU assets are reflected within “Other assets,” “Accrued expenses,” and “Other long-term liabilities” within our consolidated balance sheet. Finance leases are included in “Property, plant and equipment,” “Current maturities of long-term debt,” and “Long-term debt.”

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

We have operating and finance leases for facilities, equipment, and vehicles. Our leases have remaining lease terms of one year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the lease within one year. We rent or sublease certain space within owned facilities to third parties under operating leases, with the impact of these lease arrangements being immaterial to our consolidated financial statements.

The components of lease expense were as follows:

Year ended
December 31, 2019
Operating lease cost (1)	$13.5
Variable lease cost	$—

Finance lease cost:
Amortization of right-of-use assets	$1.2
Interest on lease liabilities	0.1
Total finance lease cost	$1.3
__________________________
(1) Includes short-term lease cost of $3.8.
Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$9.8
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.2
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	5.2
Finance lease right-of-use assets obtained in exchange for new lease obligations	1.3

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

Operating Leases:		Affected Line Item in the Consolidated Balance Sheet
Operating lease ROU assets (1)	$30.7	Other assets

Operating lease current liabilities	$7.8	Accrued expenses
Operating lease non-current liabilities	17.7	Other long-term liabilities
Total operating lease liabilities	$25.5

Finance Leases:
Finance Lease Assets	$2.5	Property, plant and equipment, net

Finance lease current liabilities	$1.0	Current maturities of long-term debt
Finance lease non-current liabilities	1.7	Long-term debt
Total finance lease liabilities	$2.7
___________________________________________________________________
(1) Includes favorable leasehold interests of $6.9 recorded as part of the acquisition of Patterson-Kelley.

The weighted average remaining lease terms (years) of our leases as of December 31, 2019 were as follows:

Operating Leases	5.2
Finance Leases	3.3

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount for both our operating and finance leases was 3.8% at December 31, 2019.

The future minimum payments under our operating and finance leases were as follows as of December 31, 2019:

	Operating Leases (1)	Finance Leases	Total

Next 12 months	$8.7	$1.0	$9.7
12 to 24 months	5.6	0.8	6.4
24 to 36 months	4.6	0.5	5.1
36 to 48 months	4.3	0.3	4.6
48 to 60 months	3.9	0.1	4.0
Thereafter	1.5	0.1	1.6
Total lease payments	28.6	2.8	31.4
Less imputed interest	3.1	0.1	3.2
Total	$25.5	$2.7	$28.2
___________________________________________________________________
(1) Excludes $17.8 of minimum lease payments for leases executed on January 1, 2020.

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

(7)    Information on Reportable and Other Operating Segments
We are a global supplier of highly specialized, engineered solutions with operations in 17 countries and sales in over 100 countries around the world.
Our DBT and Heat Transfer operating segments are being reported in an “All Other” category for segment reporting purposes. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, pension and postretirement expense/income, long-term incentive compensation, loss on sale of dry cooling business, certain other operating expenses, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as boilers, comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia.

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters.
Financial data for our reportable segments and other operating segments for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Revenues:
HVAC reportable segment	$593.2	$582.1	$511.0
Detection and Measurement reportable segment	384.9	320.9	260.3
Engineered Solutions reportable segment	548.9	537.0	560.7
All Other (1)	(1.6)	98.6	93.8
Consolidated revenues	$1,525.4	$1,538.6	$1,425.8
Income (loss):
HVAC reportable segment	$95.4	$90.0	$74.1
Detection and Measurement reportable segment	81.7	72.4	63.4
Engineered Solutions reportable segment	43.0	35.0	44.2
All Other (1)(2)	(46.1)	(18.9)	(56.8)
Total income for segments	174.0	178.5	124.9
Corporate expense	46.7	48.5	46.2
Pension and postretirement expense	—	—	0.3
Long-term incentive compensation expense	13.6	15.5	15.8
Special charges, net	4.0	6.3	2.7
Other operating expenses	1.8	—	—
Loss on sale of dry cooling business	—	0.6	—
Consolidated operating income	$107.9	$107.6	$59.9

Capital expenditures:
HVAC reportable segment	$5.9	$2.7	$2.2
Detection and Measurement reportable segment	2.3	1.9	0.8
Engineered Solutions reportable segment	7.0	6.9	5.8
All Other	0.1	0.1	0.3
General corporate	2.5	0.8	1.9
Total capital expenditures	$17.8	$12.4	$11.0
Depreciation and amortization:
HVAC reportable segment	$6.9	$5.4	$5.5
Detection and Measurement reportable segment	13.2	8.4	4.1
Engineered Solutions reportable segment	10.7	10.6	10.4
All Other	0.7	1.8	2.1
General corporate	3.0	3.0	3.1
Total depreciation and amortization	$34.5	$29.2	$25.2

	2019	2018	2017
Identifiable assets:
HVAC reportable segment	$852.0	$778.5	$747.1
Detection and Measurement reportable segment	609.4	479.0	277.8
Engineered Solutions reportable segment	392.9	422.4	466.2
All Other	59.9	82.2	91.6
General corporate	220.3	295.4	457.7
Total identifiable assets	$2,134.5	$2,057.5	$2,040.4
Geographic Areas:
Revenues: (3)
United States	$1,380.6	$1,317.5	$1,243.3
China	31.1	38.5	28.0
South Africa (1)	(6.1)	72.7	56.9
United Kingdom	59.0	62.4	60.8
Other	60.8	47.5	36.8
	$1,525.4	$1,538.6	$1,425.8

Tangible Long-Lived Assets:
United States	$754.7	$837.4	$919.6
Other	46.7	28.9	24.8
Total tangible long-lived assets	$801.4	$866.3	$944.4
___________________________________________________________________
(1)As further discussed in Note 15, during the first and second quarter of 2019, the third quarter of 2018, and second and fourth quarters of 2017, we made revisions to our estimates of expected revenues and costs on our large power projects in South Africa. As a result of these revisions, we reduced 2019 revenues by $23.5 ($17.5 and $6.0 in the first and second quarters, respectively), 2018 revenues by $2.7, and 2017 revenues by $36.9 ($13.5 and $23.4 during the second and fourth quarters, respectively), and 2019 segment income by $23.5 ($17.5 and $6.0 in the first and second quarters, respectively), 2018 segment income by $4.7, and 2017 segment income by $52.8 ($22.9 and $29.9 in the second and fourth quarters, respectively).
(2)During 2017, we settled a contract that had been suspended and then ultimately canceled by a customer of our Heat Transfer operating segment for cash proceeds of $9.0 and other consideration. In connection with the settlement, we recorded a gain of $10.2.
(3)Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $4.0 in 2019, $6.3 in 2018, and $2.7 in 2017. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2019, 2018 and 2017 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2019	2018	2017
Employee termination costs	$2.7	$5.7	$2.5
Facility consolidation costs	0.5	—	—
Other cash costs, net	—	—	0.2
Non-cash asset write-downs	0.8	0.6	—
Total	$4.0	$6.3	$2.7

2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.2	$0.1	$—	$0.5	$0.8
Detection and Measurement reportable segment	—	—	—	—	—
Engineered Solutions reportable segment	0.1	0.4	—	0.3	0.8
All Other	2.2	—	—	—	2.2
Corporate	0.2	—	—	—	0.2
Total	$2.7	$0.5	$—	$0.8	$4.0

HVAC – Charges for 2019 related primarily to severance, asset impairment, and other charges associated with the relocation of certain of the segment’s operations and severance costs associated with a restructuring action at the segment’s Cooling EMEA business. These actions resulted in the termination of 9 employees.

Engineered Solutions – Charges for 2019 related primarily to costs associated with the relocation of certain operations and an asset impairment charge. These actions resulted in the termination of 10 employees.

All Other – Charges for 2019 related primarily to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary. These actions resulted in the termination of 339 employees.

Corporate – Charges for 2019 related primarily to severance costs incurred in connection with the rationalization of certain administrative functions.

2018 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.8	$—	$—	$—	$0.8
Detection and Measurement reportable segment	—	—	—	—	—
Engineered Solutions reportable segment	—	—	—	—	—
All Other	4.4	—	—	0.6	5.0
Corporate	0.5	—	—	—	0.5
Total	$5.7	$—	$—	$0.6	$6.3

HVAC — Charges for 2018 related primarily to severance costs associated with restructuring actions at the boiler and Cooling Americas’ businesses. These actions resulted in the termination of 18 employees.
All Other — Charges for 2018 related primarily to severance and other costs associated with the wind-down of our Heat Transfer business and a restructuring action at DBT. These actions resulted in the termination of 295 employees.
Corporate — Charges for 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions. These actions resulted in the termination of 6 employees.
2017 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.4	$—	$—	$—	$0.4
Detection and Measurement reportable segment	0.3	—	—	—	0.3
Engineered Solutions reportable segment	0.2	—	0.2	—	0.4
All Other	1.5	—	—	—	1.5
Corporate	0.1	—	—	—	0.1
Total	$2.5	$—	$0.2	$—	$2.7

HVAC — Charges for 2017 related primarily to severance costs associated with a restructuring action at our Cooling Americas' business. This action resulted in the termination of 12 employees.
Detection and Measurement — Charges for 2017 related to severance costs associated with a restructuring action at our communication technologies business. This action resulted in the termination of 8 employees.
Engineered Solutions — Charges for 2017 related primarily to severance costs associated with a restructuring action at our process cooling business. This action resulted in the termination of 3 employees.
All Other — Charges for 2017 related primarily to severance costs associated with a restructuring action at DBT. This action resulted in the termination of 108 employees.
Corporate — Charges for 2017 related to severance costs incurred in connection with the sale of Balcke Dürr. This action resulted in the termination of 4 employees.

The following is an analysis of our restructuring liabilities for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance at beginning of year	$2.7	$0.6	$0.9
Special charges(1)	3.2	5.7	2.7
Utilization — cash	(4.2)	(3.6)	(3.0)
Currency translation adjustment and other	—	—	—
Balance at the end of year	$1.7	$2.7	$0.6
___________________________________________________________________
(1)The years ended December 31, 2019, 2018 and 2017 excluded $0.8, $0.6 and $0.0, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9) Inventories, Net
Inventories at December 31, 2019 and 2018 comprised the following:

	December 31,
	2019	2018
Finished goods	$57.6	$49.8
Work in process	19.3	16.2
Raw materials and purchased parts	90.3	74.9
Total FIFO cost	167.2	140.9
Excess of FIFO cost over LIFO inventory value	(12.3)	(12.1)
Total inventories	$154.9	$128.8
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 36% and 45% of total inventory at December 31, 2019 and 2018, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2019, were as follows:

	December 31, 2018	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2019
HVAC reportable segment
Gross goodwill	$261.8	$15.7	$—	$(0.4)	$277.1
Accumulated impairments	(144.4)	—	—	(0.2)	(144.6)
Goodwill	117.4	15.7	—	(0.6)	132.5
Detection and Measurement reportable segment
Gross goodwill	265.0	40.4	—	(1.3)	304.1
Accumulated impairments	(134.3)	—	—	0.7	(133.6)
Goodwill	130.7	40.4	—	(0.6)	170.5
Engineered Solutions reportable segment
Gross goodwill	335.3	—	—	(1.1)	334.2
Accumulated impairments	(189.0)	—	—	1.1	(187.9)
Goodwill	146.3	—	—	—	146.3
All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—
Total
Gross goodwill	882.9	56.1	—	(2.8)	936.2
Accumulated impairments	(488.5)	—	—	1.6	(486.9)
Goodwill	$394.4	$56.1	$—	$(1.2)	$449.3

___________________________________________________________________
(1) Reflects goodwill acquired in connection with the Sabik, SGS and Patterson-Kelley acquisitions of $41.2, $1.9 and $13.8, respectively, partially offset by a reduction in Cues' goodwill during the first quarter of 2019 of $0.8 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 4, the acquired assets, including goodwill, and liabilities assumed in the Sabik, SGS, and Patterson-Kelley acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

The changes in the carrying amount of goodwill, for the year ended December 31, 2018, were as follows:

	December 31, 2017	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2018
HVAC reportable segment
Gross goodwill	$263.7	$—	$—	$(1.9)	$261.8
Accumulated impairments	(144.7)	—	—	0.3	(144.4)
Goodwill	119.0	—	—	(1.6)	117.4
Detection and Measurement reportable segment
Gross goodwill	216.6	50.4	—	(2.0)	265.0
Accumulated impairments	(136.0)	—	—	1.7	(134.3)
Goodwill	80.6	50.4	—	(0.3)	130.7
Engineered solutions reportable segment
Gross goodwill	337.5	—	—	(2.2)	335.3
Accumulated impairments	(191.2)	—	—	2.2	(189.0)
Goodwill	146.3	—	—	—	146.3
All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—
Total
Gross goodwill	838.6	50.4	—	(6.1)	882.9
Accumulated impairments	(492.7)	—	—	4.2	(488.5)
Goodwill	$345.9	$50.4	$—	$(1.9)	$394.4
___________________________________________________________________
(1) Reflects amounts acquired in connection with the Schonstedt and Cues acquisitions of $1.8 and $48.6, respectively.

Identifiable intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$77.4	$(8.7)	$68.7	$44.8	$(3.5)	$41.3
Technology	29.5	(3.3)	26.2	17.1	(1.1)	16.0
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	12.6	(9.2)	3.4	11.3	(7.9)	3.4
	124.0	(25.7)	98.3	77.7	(17.0)	60.7
Trademarks with indefinite lives (2)	153.4	—	153.4	137.7	—	137.7
Total	$277.4	$(25.7)	$251.7	$215.4	$(17.0)	$198.4
___________________________________________________________________
(1)The identifiable intangible assets associated with the Sabik, SGS and Patterson-Kelley acquisitions consist of customer backlog of $0.4, $0.4 and $0.3, respectively, and customer relationships of $11.6, $3.7 and $17.5, respectively. In addition, the Sabik and Patterson-Kelley acquisitions included technology of $9.1 and $3.5, respectively. Further, the Sabik acquisition included definite-lived trademarks of $0.2.
(2)Changes during 2019 related primarily to the acquisition of Sabik, SGS and Patterson-Kelley trademarks of $9.0, $1.0 and $6.0, respectively.
Amortization expense was $8.9, $4.2 and $0.6 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense over each of the next five years is $9.6 related to these intangible assets.
At December 31, 2019, the net carrying value of intangible assets with determinable lives consisted of $27.4 in the HVAC reportable segment and $70.9 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $96.2 in the HVAC reportable segment, $48.1 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing in the fourth quarter of 2019, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, exceeded the carrying value of their respective net assets by over 100%. The estimated fair value of Cues exceeded the carrying value of its net assets by approximately 10%, while the total goodwill for Cues was $47.8 at December 31, 2019. A change in any of the assumptions used in testing Cues’ goodwill for impairment (e.g., projected revenue and profit growth rates, discount rates, industry price multiples, etc.) could result in Cues’ estimated fair value being less than the carrying value of its net assets. If Cues is unable to achieve the financial forecasts included in its 2019 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Cues’ goodwill.
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

(11) Employee Benefit Plans
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
Actuarial Gains and Losses - As indicated in Notes 1 and 2, actuarial gains and losses related to our pension and postretirement plans are recorded to earnings during the fourth quarter of each year, unless earlier remeasurement is required.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2019 or 2018.

Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2019 and 2018, along with the targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2019	2018	2019
Fixed income common trust funds	67%	70%	65%
Commingled global fund allocation	17%	11%	18%
Non-U.S. Government securities	—%	1%	—%
Global equity common trust funds	5%	6%	5%
U.S. Government securities	9%	10%	10%
Short-term investments (1)	2%	2%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2019	2018	2019
Global equity common trust funds	10%	17%	13%
Fixed income common trust funds	45%	39%	39%
Commingled global fund allocation	37%	36%	37%
Non-U.S. Government securities	7%	7%	7%
Short-term investments (1)	1%	1%	4%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2019, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$255.6	$—	$255.6	$—
Non-U.S. Government securities	13.2	—	13.2	—
U.S. Government securities	24.5	—	24.5	—
Equity securities:
Global equity common trust funds (1) (3)	30.1	—	30.1	—
Alternative investments:
Commingled global fund allocations (1) (4)	110.3	—	110.3	—
Other:
Short-term investments (5)	7.1	7.1	—	—
Other	0.9	—	—	0.9
Total	$441.7	$7.1	$433.7	$0.9
The fair values of pension plan assets at December 31, 2018, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$228.5	$—	$228.5	$—
Non-U.S. Government securities	11.5	—	11.5	—
U.S. Government securities	24.0	—	24.0	—
Equity securities:
Global equity common trust funds (1) (3)	41.1	—	41.1	—
Alternative Investments:
Commingled global fund allocations (1) (4)	83.3	—	83.3	—
Other:
Short-term investments (5)	7.8	7.8	—	—
Other	1.0	—	—	1.0
Total	$397.2	$7.8	$388.4	$1.0
___________________________________________________________________
(1)Common/commingled trust funds are similar to mutual funds, with a daily net asset value per share measured by the fund sponsor and used as the basis for current transactions. These investments, however, are not registered with the U.S. Securities and Exchange Commission and participation is not open to the public. The funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.
(2)This class represents investments in actively managed common trust funds that invest in a variety of fixed income investments, which may include corporate bonds, both U.S. and non-U.S. municipal and government securities, interest rate swaps, options and futures.
(3)This class represents investments in actively managed common trust funds that invest primarily in equity securities, which may include common stocks, options and futures.
(4)This class represents investments in actively managed common trust funds with investments in both equity and debt securities. The investments may include common stock, corporate bonds, U.S. and non-U.S. municipal securities, interest rate swaps, options and futures.
(5)Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2019, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $6.2 to our non-qualified domestic pension plans. In 2020, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.6 to our non-qualified domestic pension plans.
In 2019, we made contributions of $1.0 to our foreign pension plans. In 2020, we expect to make contributions of $1.0 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2019, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2019 to measure our obligations and include benefits attributable to estimated future employee service.
Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2020	$25.6	$5.0
2021	25.2	4.9
2022	26.3	6.0
2023	25.9	5.9
2024	25.7	6.2
Subsequent five years	104.3	36.0
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $64.9 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$320.9	$357.1	$158.2	$175.2
Service cost	—	—	—	—
Interest cost	13.3	12.3	4.8	4.7
Actuarial (gains) losses	32.4	(25.4)	13.2	(6.8)
Settlements	(12.7)	(11.1)	—	—
Acquisition	7.1	—	—	—
Plan amendment	—	—	—	1.2
Benefits paid	(12.8)	(12.0)	(8.0)	(5.0)
Foreign exchange and other	—	—	6.8	(11.1)
Projected benefit obligation — end of year	$348.2	$320.9	$175.0	$158.2

	Domestic Pension Plans		Foreign Pension Plans
	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets — beginning of year	$238.0	$269.7	$159.2	$183.4
Actual return on plan assets	35.7	(14.8)	19.4	(8.7)
Contributions (employer and employee)	6.2	6.2	1.0	1.1
Settlements	(12.7)	(11.1)	—	—
Benefits paid	(12.8)	(12.0)	(8.0)	(5.0)
Acquisition	9.2	—	—	—
Foreign exchange and other	—	—	6.5	(11.6)
Fair value of plan assets — end of year	$263.6	$238.0	$178.1	$159.2
Funded status at year-end	(84.6)	(82.9)	3.1	1.0
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$2.3	$—	$6.2	$3.3
Accrued expenses	(5.5)	(5.6)	—	—
Other long-term liabilities	(81.4)	(77.3)	(3.1)	(2.3)
Net amount recognized	$(84.6)	$(82.9)	$3.1	$1.0
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service (credits) costs	(0.3)	(0.4)	1.2	1.2

The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2019 and 2018:

	Domestic Pension Plans		Foreign Pension Plans
	2019	2018	2019	2018
Projected benefit obligation	$341.2	$320.9	$47.8	$43.6
Accumulated benefit obligation	341.2	320.9	47.8	43.6
Fair value of plan assets	254.3	238.0	44.7	41.3
The accumulated benefit obligation for all domestic and foreign pension plans was $348.2 and $175.0, respectively, at December 31, 2019 and $320.9 and $158.2, respectively, at December 31, 2018.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2019	2018	2017
Service cost	$—	$—	$0.3
Interest cost	13.3	12.3	13.4
Expected return on plan assets	(9.8)	(10.3)	(10.1)
Amortization of unrecognized prior service credits	(0.1)	(0.2)	(0.1)
Recognized net actuarial (gains) losses (1)	6.5	(0.2)	3.9
Total net periodic pension benefit expense	$9.9	$1.6	$7.4
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains (losses).

Foreign Pension Plans

	Year ended December 31,
	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	4.8	4.7	4.9
Expected return on plan assets	(6.7)	(7.5)	(6.4)
Recognized net actuarial losses (1)	1.0	9.1	3.1
Total net periodic pension benefit (income) expense	$(0.9)	$6.3	$1.6
___________________________________________________________________
(1)Consists of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2019	2018	2017
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	4.29%	3.57%	3.98%
Rate of increase in compensation levels	N/A	N/A	3.75%
Expected long-term rate of return on assets	4.25%	4.00%	4.00%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	3.16%	4.29%	3.57%
Rate of increase in compensation levels	N/A	N/A	3.75%
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.02%	2.76%	2.97%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	4.69%	4.50%	4.09%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.27%	3.02%	2.76%
Rate of increase in compensation levels	N/A	N/A	N/A
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2019, we made benefit payments of $8.1 to our postretirement benefit plans. Following is a summary, as of December 31, 2019, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2019 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2020	$7.3
2021	6.7
2022	6.1
2023	5.6
2024	5.0
Subsequent five years	19.3
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2019	2018
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$68.8	$77.6
Interest cost	2.4	2.3
Actuarial (gains) losses	2.5	(2.3)
Benefits paid	(8.1)	(8.3)
Plan amendment	(1.8)	(0.1)
Other	(0.2)	(0.4)
Projected postretirement benefit obligation — end of year	$63.6	$68.8
Funded status at year-end	$(63.6)	$(68.8)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(7.2)	$(8.3)
Other long-term liabilities	(56.4)	(60.5)
Net amount recognized	$(63.6)	$(68.8)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(24.9)	$(27.1)
The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	2.4	2.3	3.5
Amortization of unrecognized prior service credits	(4.0)	(4.0)	(1.7)
Plan amendment	—	—	(2.6)
Recognized net actuarial (gains) losses	2.5	(2.3)	(2.8)
Net periodic postretirement benefit (income) expense	$0.9	$(4.0)	$(3.6)
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2019	2018	2017
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	4.09%	3.34%	3.60%
Discount rate used in determining year-end postretirement benefit obligation	2.97%	4.09%	3.34%
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
Under the DC Plan, we contributed 0.287, 0.279 and 0.334 shares of our common stock to employee accounts in 2019, 2018 and 2017, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $10.3 in 2019, $9.4 in 2018 and $8.7 in 2017 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $20.4 and $18.4 at December 31, 2019 and 2018, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within other non-current assets, with a corresponding amount in other long-term liabilities for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2019, 2018 and 2017, we recorded compensation expense of $0.2, $0.3 and $0.2, respectively, relating to our matching contributions to the SRSP.

(12) Income Taxes
Income from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2019	2018	2017
Income (loss) from continuing operations:
United States	$87.6	$69.6	$68.8
Foreign	(4.4)	10.0	(32.7)
	$83.2	$79.6	$36.1
(Provision for) benefit from income taxes:
Current:
United States	$6.8	$1.5	$30.4
Foreign	(5.5)	(3.2)	(3.5)
Total current	1.3	(1.7)	26.9
Deferred and other:
United States	(13.8)	0.6	23.5
Foreign	(1.0)	(0.3)	(2.5)
Total deferred and other	(14.8)	0.3	21.0
Total (provision) benefit	$(13.5)	$(1.4)	$47.9
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2019	2018	2017
Tax at U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local taxes, net of U.S. federal benefit	3.3%	2.9%	4.4%
U.S. credits and exemptions	(5.0)%	(4.0)%	(8.5)%
Foreign earnings/losses taxed at different rates	(7.7)%	(1.2)%	(14.9)%
Nondeductible expenses	2.7%	2.6%	2.8%
Adjustments to uncertain tax positions	(0.5)%	(8.9)%	(9.8)%
Changes in valuation allowance	5.5%	(8.5)%	54.4%
Share-based compensation	(2.3)%	(2.4)%	(1.7)%
Impairments and basis adjustments	—%	—%	(226.3)%
U.S. tax reform	—%	(0.9)%	32.6%
Other	(0.8)%	1.2%	(0.7)%
	16.2%	1.8%	(132.7)%

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
NOL and credit carryforwards	$145.7	$147.6
Pension, other postretirement and postemployment benefits	36.4	37.1
Payroll and compensation	19.0	17.1
Legal, environmental and self-insurance accruals	21.3	22.7
Working capital accruals	11.5	12.4
Other	7.1	9.0
Total deferred tax assets	241.0	245.9
Valuation allowance	(93.6)	(89.3)
Net deferred tax assets	147.4	156.6
Deferred tax liabilities:
Intangible assets recorded in acquisitions	75.1	71.7
Basis difference in affiliates	14.0	12.2
Accelerated depreciation	22.4	25.2
Deferred income	23.0	18.9
Other	1.6	5.0
Total deferred tax liabilities	136.1	133.0
	$11.3	$23.6
The Tax Cuts and Jobs Act
As indicated in Note 1, on December 22, 2017, the Act was enacted which significantly changed U.S. income tax law for businesses.  The Act introduced changes that impact U.S. corporate tax rates (e.g., a reduction in the top tax rate from 35% to 21%), business-related exclusions, and deductions and credits. In addition, the Act has tax consequences for many entities that operate internationally, including the timing and the amount of tax to be paid on undistributed foreign earnings.

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
At December 31, 2019, we had the following tax loss carryforwards available: federal, state, and foreign tax loss carryforwards of approximately $6.0, $549.7, and $304.8, respectively. We also had federal and state tax credit carryforwards of $32.0. Of these amounts, $41.1 expire in 2020 and $539.1 expire at various times between 2021 and 2039. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $4.3 in 2019 and decreased by $21.6 in 2018. The 2019 increase was driven by foreign losses generated during the period for which no tax benefit was recognized.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2019, we have approximately $98.0 of undistributed earnings of our foreign subsidiaries.  The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2019, we had gross and net unrecognized tax benefits of $17.2 and $13.9, respectively. Of these net unrecognized tax benefits, $9.9 would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2018 and 2017, we had gross unrecognized tax benefits of $20.3 (net unrecognized tax benefits of $13.8) and $31.3 (net unrecognized tax benefits of $20.6), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2019, gross accrued interest totaled $4.1 (net accrued interest of $3.2), while the related amounts as of December 31, 2018 and 2017 were $3.8 (net accrued interest of $2.9) and $3.9 (net accrued interest of $2.5), respectively. Our income tax (provision) benefit for the years ended December 31, 2019, 2018 and 2017 included gross interest income (expense) of $(0.5), $0.1, and $(0.2), respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2019, 2018 and 2017, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $5.0 to $10.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefit — opening balance	$20.3	$31.3	$37.9
Gross increases — tax positions in prior period	1.1	0.6	1.6
Gross decreases — tax positions in prior period	(0.8)	(2.4)	(0.3)
Gross increases — tax positions in current period	0.2	0.7	0.3
Settlements	(2.1)	—	(1.3)
Lapse of statute of limitations	(1.5)	(9.8)	(7.1)
Change due to foreign currency exchange rates	—	(0.1)	0.2
Unrecognized tax benefit — ending balance	$17.2	$20.3	$31.3
Other Tax Matters
 During 2019, our income tax provision was impacted most significantly by (i) $1.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) a $1.9 tax benefit associated with an adjustment to the taxation of foreign earnings, (iii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iv) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $3.8 of tax expense related to various valuation allowance adjustments, primarily due to foreign losses generated during the period for which no foreign tax benefit was recognized as future realization of any such tax benefit is considered unlikely.

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
The Internal Revenue Service (“IRS”) currently is performing an audit of our 2013, 2014, 2015, 2016 and 2017 federal income tax returns. With regard to all open tax years, we believe any contingencies are adequately provided for.
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

(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2019:

	December 31, 2018	Borrowings	Repayments	Other (5)	December 31, 2019
Revolving loans (1)	$6.4	$343.8	$(210.2)	$—	$140.0
Term loan (1)(2)	348.1	250.0	(350.0)	0.1	248.2
Trade receivables financing arrangement (3)	23.0	93.0	(116.0)	—	—
Other indebtedness (4)	4.3	4.4	(5.0)	1.6	5.3
Total debt	381.8	$691.2	$(681.2)	$1.7	393.5
Less: short-term debt	31.9				142.6
Less: current maturities of long-term debt	18.0				1.0
Total long-term debt	$331.9				$249.9
_____________________________________________________________
(1)As noted below, we amended our senior credit agreement on December 17, 2019. The amendment made available a new term loan facility in the amount of $250.0, the proceeds of which were applied, together with borrowings under the domestic revolving credit facility of $86.9, to prepay the remaining balance of $336.9 under the then-existing term loan facility.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.8 and $1.9 at December 31, 2019 and December 31, 2018, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2019, we had $36.8 of available borrowing capacity under this facility. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.6 and $2.5 and capital lease obligations of $2.7 and $1.8 at December 31, 2019 and 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, debt issuance costs incurred in connection with the term loan, and the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2019 are $1.0, $7.1, $13.0, $12.8, and $218.8, respectively.
Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0, consisting of the following (each with a final maturity of December 17, 2024):

•A new term loan facility in the aggregate principal amount of $250.0 (previous aggregate principal amount of $350.0);

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0 (previously $200.0);

•A global revolving credit facility, available for loans in USD, Euros, British Pound Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0 (previously $150.0);

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0 (previously $110.0); and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $45.0 (previously $40.0).

The above amendment to our Credit Agreement also:

•Increased the Consolidated Leverage Ratio (defined in the Credit Agreement) that we are required to maintain as of the last day of each fiscal quarter to not more than 3.75 to 1.00 (or up to 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions);

•Reduced the Consolidated Interest Coverage Ratio that we are required to maintain as of the last day of each fiscal quarter to not less than 3.00 to 1.00; and

•Adjusted our per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, to be as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.50 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.50 to 1.0 and 3.50 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.75 to 1.0 and 2.50 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Less than 1.75 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%

The interest rates applicable to loans under the Credit Agreement are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (ii) a reserve-adjusted LIBOR rate for dollars (Eurodollars) plus, in each case, an applicable margin percentage as previously discussed, which varies based on our Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings and analogous instruments and net of cash and cash equivalents) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months) for Eurodollar borrowings.
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 3.3% at December 31, 2019.
The fees and bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at the rates of 0.125% per annum and 0.25% per annum, respectively.
SPX is the borrower under each of the above facilities, and certain of our foreign subsidiaries are (and we may designate other foreign subsidiaries to be) borrowers under the global revolving credit facility and the foreign credit instrument facilities. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by SPX on behalf of any of our subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.
The Credit Agreement requires mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by SPX or our subsidiaries. Mandatory prepayments will be applied to repay, first, amounts outstanding under any term loans and, then, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 360 days after the end of such 360-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under the Credit Agreement, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of

Eurodollar rate borrowings other than on the last day of the relevant interest period. Indebtedness under the Credit Agreement is guaranteed by:

•Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•SPX with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral foreign credit instrument facility.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 1, 2015 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts, less our previous usage of such additional amount for certain other investments and restricted junior payments.
At December 31, 2019, we had $292.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $140.0 and $17.3 reserved for outstanding letters of credit. In addition, at December 31, 2019, we had $2.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $97.8 reserved for outstanding letters of credit.
At December 31, 2019, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2019 and 2018, the participating businesses had $2.6 and $2.5, respectively, outstanding under this arrangement.
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
In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2019, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.

(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
During the second quarter of 2016, we entered into interest rate swap agreements to hedge the interest rate risk on our then existing variable rate term loan. As a result of amending our Credit Agreement on December 19, 2017, these swaps (“Old Swaps”) no longer qualified for hedge accounting, resulting in a gain (recorded to “Other expense, net”) in 2017 of $2.7. On March 8, 2018, we extinguished the Old Swaps and entered into a new interest rate swap agreement (the “New Swaps”) to hedge the interest rate risk on the variable interest rate borrowings under our Credit Agreement. The New Swaps, which we have designated and are accounting for as cash flow hedges, had an initial notional amount of $260.0 and maturities through December 2021 and effectively convert a portion of the borrowings under our Credit Agreement to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2019, the aggregate notional amounts of the New Swaps was $247.0 and the unrealized gain (loss), net of tax, recorded in AOCI was $(1.9) and $0.2 as of December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019 and 2018, the fair value of the New Swaps was $2.5 (long-term liability) and $0.2 (long-term asset), respectively. Changes in fair value for the New Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, British Pound Sterling, and Euro.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). None of our FX forward contracts are designated as cash flow hedges.
We had FX forward contracts with an aggregate notional amount of $26.0 and $14.4 outstanding as of December 31, 2019 and 2018, respectively, with all of the $26.0 scheduled to mature in 2020.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.4 and 3.9 pounds of copper at December 31, 2019 and 2018, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2019 and 2018, the fair values of these contracts were $0.4 (current asset) and $1.0 (current liability), respectively. The unrealized gains (losses), net of taxes, recorded in AOCI were $0.3 and $(0.8) as of December 31, 2019 and 2018, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2019 to income over the next 12 months.
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
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced significant loss, and believe we are not exposed to significant risk of loss, in these accounts.
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

(15) Contingent Liabilities and Other Matters
Spin-Off of SPX FLOW
In connection with the Spin-Off, we entered into definitive agreements with SPX FLOW that, among other matters, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with SPX FLOW after the Spin-Off, including the following:

•Separation and Distribution Agreement;
•Tax Matters Agreement;
•Employee Matters Agreement; and
•Trademark License Agreement.

Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2019, no material indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us was not material to our consolidated financial results for the years ended December 31, 2019, 2018 and 2017.
We also entered into a five-year agreement with SPX FLOW to lease office space for our corporate headquarters. Annual lease costs associated with the agreement are $2.1. This agreement expires in September, 2020.
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
Our recorded liabilities related to these matters totaled $592.4 (including $552.2 for asbestos product liability matters) and $631.7 (including $587.5 for asbestos product liability matters) at December 31, 2019 and 2018, respectively. Of these amounts, $517.6 and $600.3 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2019 and 2018, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the years ended December 31, 2019, 2018 and 2017, our payments for asbestos-related matters, net of respective insurance recoveries of $47.1, $45.3, and $57.3, were $13.1, $9.7 and $1.0, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $509.6 and $541.9 at December 31, 2019 and 2018, respectively. Of these amounts, $459.6 and $541.9 are included in “Other assets” within our consolidated balance sheets at December 31, 2019 and 2018, respectively, with the remainder included in “Other current assets.” These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we have with the insurers. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the years ended December 31, 2019, 2018, and 2017, we recorded charges of $8.3, $2.4, and $5.7, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos product liability matters. Of these charges, $4.5, $2.0 and $3.5 were recorded to “Other expense, net” for the years ended December 31, 2019, 2018, and 2017, respectively, and $3.8, $0.4, and $2.2, respectively, to “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi-Hitachi Power Systems Africa (PTY) LTD (“MHPSA”).

The challenges related to the projects have resulted in (i) significant adjustments to our revenue and cost estimates for the projects, (ii) DBT’s submission of numerous change orders to the prime contractors, (iii) various claims and disputes between DBT and other parties involved with the projects (e.g., prime contractors, subcontractors, suppliers, etc.), and (iv) the possibility that DBT may become subject to additional claims, which could be significant. It is possible that some outstanding claims may not be resolved until after the prime contractors complete their scopes of work. Our future financial position, operating results, and cash flows could be materially impacted by the resolution of current and any future claims.

Claims by DBT - DBT has made numerous claims against MHPSA, including claims totaling South African Rand 1,133.3 (or $80.8) that have been submitted to dispute adjudication processes as required under the relevant contracts, with such amount subject to change as DBT progresses through these processes. Certain of these processes are expected to occur in 2020. In addition to existing asserted claims, DBT may have additional claims and rights to recovery based on its remaining performance under the contracts with, and actions taken by, MHPSA. The amounts DBT may recover for current and potential future claims against MHPSA are not currently known given (i) the extent of current and potential future claims by MHPSA against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying consolidated financial statements with respect to current or potential future claims against MHPSA.

Claims by Prime Contractors - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $67.6), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MPHSA for these claims; (ii) complexity of contractual relationships between the end customer, MHPSA, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $29.0) from MHPSA alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHPSA has made other claims against DBT totaling South African Rand 176.2 (or $12.6). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims.

In favor of MHPSA, we have issued bonds totaling $65.1 (including $23.3 with more stringent payment terms). We believe a portion of these bonds should be reduced based on project milestones achieved by DBT. In the event that MHPSA were to receive payment on a portion, or all, of these bonds, we would be required to reimburse the bank. In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.

On June 28, 2019, DBT reached an agreement with Alstom/GE, the other prime contractor on the projects, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties), including a liquidated damages claim made by Alstom/GE. In connection with the agreement, we reduced revenues (and operating income) by $6.0 during the second quarter of 2019.

Claims by Subcontractor - On October 30, 2018, a non-governmental business adjudicator in South Africa provided a decision on certain claims made against DBT by one of its subcontractors. As part of its decision, the adjudicator concluded that the subcontractor was entitled to payment of South African Rand 256.0 (or $18.2). We believed that the decision was invalid on numerous bases and, thus, we did not record a loss in our accompanying consolidated financial statements as a result of the adjudicator’s decision. The matter was referred to an arbitration tribunal and, on January 16, 2020, the arbitration tribunal ruled that the subcontractor was only entitled to a payment of South African Rand 19.4 (or $1.4). The arbitration tribunal’s ruling is binding on both DBT and the subcontractor. We have reflected the liability for such amount within our consolidated balance sheet as of December 31, 2019.

Noncontrolling Interest in South African Subsidiary
DBT had a Black Economic Empowerment shareholder (the “BEE Partner”) that held a 25.1% noncontrolling interest in DBT. Under the terms of the shareholder agreement between the BEE Partner and SPX Technologies (PTY) LTD (“SPX Technologies”), the BEE Partner had the option to put its ownership interest in DBT to SPX Technologies, the majority shareholder of DBT, at a redemption amount determined in accordance with the terms of the shareholder agreement (the “Put Option”). The BEE Partner notified SPX Technologies of its intention to exercise the Put Option and, on July 6, 2016, an arbitration tribunal declared that the BEE Partner was entitled to South African Rand 287.3 in connection with the exercise of the Put Option, having not considered an amount due from the BEE Partner under a promissory note of South African Rand 30.3 held by SPX Technologies. As a result, beginning in the third quarter of 2016, we reflected the net redemption amount of South African Rand 257.0 (or $17.7 at December 31, 2018) within “Accrued expenses” on our consolidated balance sheet, with the related offset recorded to “Paid-in capital” and “Accumulated other comprehensive income.”
In August 2016, SPX Technologies applied to the High Court of South Africa (the “High Court”) to have the arbitration tribunal’s ruling set aside. On January 22, 2018, the High Court ruled in SPX Technologies' favor and set aside the arbitration tribunal’s ruling. The BEE Partner subsequently applied to the Supreme Court of Appeal of South Africa (the “SCA”) to have the arbitration tribunal’s ruling upheld. On September 6, 2019, the SCA ruled in favor of the BEE Partner. On October 16, 2019, SPX Technologies, DBT, and SPX Corporation executed an agreement with the BEE Partner and its affiliates to settle the Put Option and all other claims between the parties for a total payment of South African Rand 230.0 (or $15.6), which was paid in full on October 21, 2019. The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded of South African Rand 257.0 (see above), or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, have been reflected as an adjustment to “Net income attributable to SPX common shareholders” in our calculation of basic and diluted earnings per share for the year ended December 31, 2019, with such adjustment totaling $5.6.
Litigation Matters
We are subject to other legal matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows; however, we cannot give assurance that these proceedings or claims will not have a material effect on our financial position, results of operations or cash flows.

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2019, we had liabilities for site investigation and/or remediation at 29 sites (28 sites at December 31, 2018) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2019, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites (14 sites at December 31, 2018) at which the liability has not been settled, of which 11 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
(16) Shareholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations	$69.7	$78.2	$84.0
Adjustment related to redeemable noncontrolling interest (Note 15)	5.6	—	—
Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$75.3	$78.2	$84.0
Income (loss) from discontinued operations, net of tax	$(4.4)	$3.0	$5.3
Less: Net loss attributable to noncontrolling interest	—	—	—
Income (loss) from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$(4.4)	$3.0	$5.3
Denominator:
Weighted-average number of common shares used in basic income (loss) per share	43.942	43.054	42.413
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.015	1.606	1.492
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	44.957	44.660	43.905
For the years ended December 31, 2019, 2018, and 2017, 0.319, 0.234, and 0.563, respectively, of unvested restricted stock shares/units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2019, 2018, and 2017, 0.942, 0.875, and 0.997, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
At December 31, 2019, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2016	$50.755	$(8.815)	$41.940
Restricted stock units	—	0.280	0.280
Other	0.431	—	0.431
Balance at December 31, 2017	51.186	(8.535)	42.651
Restricted stock units	—	0.457	0.457
Other	0.343	—	0.343
Balance at December 31, 2018	51.529	(8.078)	43.451
Restricted stock units	—	0.264	0.264
Other	0.488	—	0.488
Balance at December 31, 2019	$52.017	$(7.814)	$44.203

Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 4.917 shares of our common stock were available for grant at December 31, 2019 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU, RS and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
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
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2019 Plan (and under the Prior Plan before the approval of the 2019 Plan). Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2019. The 2019, 2018 and 2017 grants to non-employee directors generally vest over a one-year period, with the 2019 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2020.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $10.8, $11.6 and $12.0 for the years ended December 31, 2019, 2018 and 2017, respectively, with the related tax benefit being $2.6, $2.8 and $4.6 for the years ended December 31, 2019, 2018 and 2017, respectively.
During 2019, 2018, and 2017 long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2019, 2018, and 2017 included $2.8, $3.9 and $3.8, respectively, associated with long-term cash awards.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on February 21, 2019, February 22, 2018, and March 1, 2017. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
February 21, 2019
SPX Corporation	32.70%	—%	2.53%	38.75%
Peer group within S&P 600 Capital Goods Index	34.75%	n/a	2.48%
February 22, 2018
SPX Corporation	42.25%	—%	2.38%	32.67%
Peer group within S&P 600 Capital Goods Index	34.99%	n/a	2.38%
March 1, 2017
SPX Corporation	41.03%	—%	1.52%	36.85%
Peer group within S&P 600 Capital Goods Index	34.49%	n/a	1.52%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU, RSU, and RS activity from December 31, 2016 through December 31, 2019:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2016	1.702	$16.47
Granted	0.252	28.22
Vested	(0.483)	18.17
Forfeited	(0.241)	20.83
December 31, 2017	1.230	17.41
Granted	0.211	33.69
Vested	(0.753)	15.39
Forfeited	(0.036)	22.35
December 31, 2018	0.652	24.65
Granted	0.430	35.49
Vested	(0.446)	18.75
Forfeited	(0.030)	35.10
December 31, 2019	0.606	$36.17
As of December 31, 2019, there was $9.9 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
On February 21, 2019, February 22, 2018, and March 1, 2017, we granted stock options totaling 0.186, 0.184 and 0.208, respectively. The exercise price per share of these options is $36.51, $32.69 and $27.40, respectively, and the maximum contractual term of these options is ten years.

The fair value of each stock option granted on February 21, 2019, February 22, 2018, and March 1, 2017 was $13.31, $11.66 and $9.60, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	February 21, 2019	February 22, 2018	March 1, 2017
Annual expected stock price volatility	32.70%	31.14%	32.00%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	2.53%	2.75%	2.14%
Expected life of stock option (in years)	6.0	6.0	6.0

Annual expected stock price volatility for the February 21, 2019, February 22, 2018, and March 1, 2017 grant were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2016 through December 31, 2019.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2016	1.552	$12.89
Exercised	(0.125)	20.67
Forfeited	(0.027)	14.45
Granted	0.208	27.40
Options outstanding at December 31, 2017	1.608	14.67
Exercised	(0.064)	13.89
Forfeited	(0.010)	23.17
Granted	0.184	32.69
Options outstanding at December 31, 2018	1.718	16.58
Exercised	(0.202)	13.46
Forfeited	(0.013)	33.15
Granted	0.189	36.50
Options outstanding at December 31, 2019	1.692	$19.05

As of December 31, 2019, 1.329 of the above stock options were exercisable and there was $1.5 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 1.9 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2018	$225.8	$(0.6)	$19.7	$244.9
Other comprehensive income (loss) before reclassifications	2.2	(2.1)	1.2	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.1	(3.0)	(1.9)
Current-period other comprehensive income (loss)	2.2	(1.0)	(1.8)	(0.6)
Balance at December 31, 2019	$228.0	$(1.6)	$17.9	$244.3
__________________________________________________________________
(1) Net of tax benefit of $0.5 and $0.2 as of December 31, 2019 and 2018, respectively.
(2) Net of tax provision of $6.1 and $6.6 as of December 31, 2019 and 2018, respectively. The balances as of December 31, 2019 and 2018 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2018 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at December 31, 2017	$230.2	$0.8	$19.1	$250.1
Other comprehensive loss before reclassifications	(4.4)	(1.8)	(1.0)	(7.2)
Amounts reclassified from accumulated other comprehensive income:
Impact of initial adoption of ASC 606 - See Note 3	—	(0.3)	—	(0.3)
Stranded income tax effects resulting from tax reform - See Note 3	—	0.2	4.6	4.8
Commodity contracts and amortization of prior service credits - See below	—	0.5	(3.0)	(2.5)
Current-period other comprehensive income (loss)	(4.4)	(1.4)	0.6	(5.2)
Balance at December 31, 2018	$225.8	$(0.6)	$19.7	$244.9
__________________________________________________________________
(1) Net of tax (provision) benefit of $0.2 and $(0.5) as of December 31, 2018 and 2017, respectively.
(2) Net of tax provision of $6.6 and $12.5 as of December 31, 2018 and 2017, respectively. The balances as of December 31, 2018 and 2017 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2019 and 2018:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2019	2018
Losses on qualifying cash flow hedges:
Commodity contracts	$0.8	$0.7	Cost of products sold
Swaps	0.7	—	Interest expense
Pre-tax	1.5	0.7
Income taxes	(0.4)	(0.2)
	$1.1	$0.5
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(4.1)	$(4.2)	Other expense, net
Income taxes	1.1	1.2
	$(3.0)	$(3.0)
Common Stock in Treasury
During the years ended December 31, 2019, 2018 and 2017, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $15.8, $27.6 and $16.9, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2019, 2018 or 2017.
(17) Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
•Level 1 — Quoted prices for identical instruments in active markets.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 — Significant inputs to the valuation model are unobservable.
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy for the periods presented.
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the sale of Balcke Dürr, existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 9.4, respectively, at December 31, 2019), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the Buyer have provided us an indemnity in the event that any of these bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 1.0 and Euro 2.5, respectively, at December 31, 2019). Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by mutares AG) recorded at the time of sale, along with the change in the liability and the asset during 2019, 2018, and 2017.

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$4.4	$1.2	$8.7	$2.8	$9.9	$4.8
Reduction/Amortization for the period (2)	(2.3)	(0.9)	(4.1)	(1.5)	(2.5)	(2.6)
Impact of changes in foreign currency rates	(0.1)	—	(0.2)	(0.1)	1.3	0.6
Balance at end of period (3)	$2.0	$0.3	$4.4	$1.2	$8.7	$2.8
___________________________
(1)In connection with the sale, we estimated the fair value of the existing parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. Additionally, we estimated the fair value of the cash collateral provided by Balcke Dürr and the guarantee provided by mutares AG based on the terms and conditions and relative risk associated with each of these securities (unobservable inputs - Level 3).
(2)We reduce the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We amortize the asset based on the expiration terms of each of the securities. We record the reduction of the liability and the amortization of the asset to “Other expense, net.”
(3)Balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of December 31, 2019, we did not have any significant non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
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
As of December 31, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our Credit Agreement. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security - As indicated in Note 3, during 2018, we adopted an amendment to guidance that requires, among other things, equity securities (excluding equity method investments) to be measured at fair value. In connection with our adoption, we adjusted the carrying value of an equity security, previously reflected on our consolidated balance sheet within (“Other assets”) at its historical cost of $0.7, to its estimated fair value of $16.6. We determined the estimated fair value utilizing a practical expedient under the amended guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. As previously indicated, the increase in the equity security’s carrying value resulted in a reduction, net of tax, of our retained deficit of $12.0. During 2019, we recorded gains of $7.9 to “Other expense, net” related to increases in the estimated fair value of such equity security. In addition, we received a distribution during the first quarter of 2019 of $2.6 included within “cash flows from operating activities” in our consolidated cash flows. As of December 31, 2019, the equity security had an estimated fair value of $21.9. We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2019 and December 31, 2018 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
(18) Quarterly Results (Unaudited)

	First (4)		Second (4)		Third (4)		Fourth (4)
	2019	2018	2019	2018	2019	2018	2019	2018
Operating revenues (1)	$343.6	$351.9	$372.4	$379.2	$364.8	$362.5	$444.6	$445.0
Gross profit (1)	83.2	90.1	108.2	97.7	106.2	87.7	143.5	135.2
Income from continuing operations, net of tax (2)	0.6	12.4	19.4	19.7	21.2	6.8	28.5	39.3
Income (loss) from discontinued operations, net of tax (2)(3)	(1.4)	—	(0.2)	3.3	0.3	(0.2)	(3.1)	(0.1)
Net income (loss)	(0.8)	12.4	19.2	23.0	21.5	6.6	25.4	39.2
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to SPX Corporation common shareholders	(0.8)	12.4	19.2	23.0	21.5	6.6	25.4	39.2
Adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	5.6	—
Net income (loss) attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$(0.8)	$12.4	$19.2	$23.0	$21.5	$6.6	$31.0	$39.2
Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.01	$0.29	$0.44	$0.46	$0.48	$0.16	$0.77	$0.91
Discontinued operations, net of tax	(0.03)	—	—	0.08	0.01	(0.01)	(0.07)	(0.01)
Net income (loss)	$(0.02)	$0.29	$0.44	$0.54	$0.49	$0.15	$0.70	$0.90
Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.01	$0.28	$0.43	$0.44	$0.47	$0.15	$0.75	$0.88
Discontinued operations, net of tax	(0.03)	—	—	0.07	0.01	—	(0.07)	—
Net income (loss)	$(0.02)	$0.28	$0.43	$0.51	$0.48	$0.15	$0.68	$0.88
___________________________________________________________________
Note:    The sum of the quarters’ income per share may not equal the full year per share amounts.
(1)During the first quarter of 2019, in consideration of recent claims received from the prime contractors on the large power projects in South Africa, and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration recorded for the projects. Based on such analysis, we reduced the amount of cumulative revenue and gross profit associated with the variable consideration on the projects by $17.5.
On June 28, 2019, DBT reached an agreement with Alstom/GE, one of the prime contractors on the large power projects in South Africa, to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims related to third-parties). In connection with the agreement, we reduced the revenue and gross profit associated with the projects by $6.0 during the second quarter of 2019.
(2) During the fourth quarter of 2019 and 2018, we recognized pre-tax actuarial losses of $10.0 and $6.6, respectively, associated with our pension and postretirement benefit plans. See Note 11 for additional details.

During the first and second quarters of 2019 we recorded a gain of $6.3 and $1.6, respectively, to reflect an increase in the estimated fair value of an equity security. See Note 17 for additional details.

During the fourth quarter of 2019 and 2018, we recorded charges of $8.3 ($4.5 to continuing operations and $3.8 to discontinued operations) and $2.4 ($2.0 to continuing operations and $0.4 to discontinued operations), respectively, as a result of changes in estimates associated with the assets and liabilities recorded for asbestos product liability matters.

(3) During the second quarter of 2018, we reached an agreement with the buyer of Balcke Dürr on the amount of cash and working capital at the closing date, as well as various other matters. The agreement resulted in a net gain of $3.8.

(4) We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 were March 30, June 29 and September 28, compared to the respective March 31, June 30 and September 29, 2018 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2019 and one more day in the fourth quarter of 2019 than in the respective 2018 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and the Board of Directors; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2019, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Management excluded from its assessment of internal control over financial reporting as of December 31, 2019, the internal control over financial reporting of Sabik Marine, SGS Refrigeration Inc., Patterson-Kelley, which were acquired on February 1, 2019, July 3, 2019, and November 12, 2019, respectively. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets of these acquired entities represented approximately 7% of our consolidated total assets as of December 31, 2019 and their aggregate revenues represented approximately 3% of our consolidated revenues for the year ended December 31, 2019. See a discussion of these acquisitions in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sabik Marine, SGS Refrigeration Inc., and Patterson-Kelley, which were acquired on February 1, 2019, July 3, 2019, and November 12, 2019, respectively, and whose financial statements constitute approximately 7% of consolidated total assets and approximately 3% of consolidated revenues as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Sabik Marine, SGS Refrigeration Inc., and Patterson-Kelley.
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
February 13, 2020

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 51, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
Scott W. Sproule, 50, Vice President, Chief Financial Officer and Treasurer since September 2015. Mr. Sproule joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as CFO, Thermal Equipment and Services from December 2014 to September 2015, Vice President and CFO, Flow Power & Energy from September 2013 to November 2014, CFO, Flow Technology from May 2012 to September 2013, Vice President of Corporate Finance from July 2009 to May 2012, CFO, Test and Measurement from August 2007 to July 2009, and Assistant Corporate Controller from August 2005 to August 2007. Prior to joining SPX, Mr. Sproule held positions with Corning Incorporated, Eastman Kodak Company, and PricewaterhouseCoopers.
J. Randall Data, 54, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
Brian G. Mason, 54, President, Transformer Solutions since January 2015 and was appointed an officer of the company in January 2017. Prior to joining SPX, Mr. Mason spent over 14 years with Emerson Electric. Most recently, he was President, Emerson Connectivity Solutions, from March 2004 to July 2014, and President, Cinch Connectivity Solutions, from July 2014 to December 2014, having led the divestiture of Emerson Connectivity Solutions and its integration with Cinch Connectors/Bel Fuse. While at Emerson Electric, Mr. Mason held leadership positions in various technology-oriented businesses. He has also held leadership roles at General Cable, Winegard, and General Electric.
John W. Nurkin, 50, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 49, President, Weil-McLain and Marley Engineered Products since August 2013 and President, Radiodetection since September 2015. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 48, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)Code of Ethics.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 48 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 48 of this Form 10-K.
3.Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2020.

SPX CORPORATION (Registrant)
By	/s/ SCOTT W. SPROULE
Scott W. Sproule Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of February, 2020.

/s/ EUGENE J. LOWE, III	/s/ SCOTT W. SPROULE
Eugene J. Lowe, III President and Chief Executive Officer	Scott W. Sproule Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ ROBERT B. TOTH	/s/ TANA L. UTLEY
Robert B. Toth Director	Tana L. Utley Director
/s/ MEENAL A. SETHNA	/s/ MICHAEL A. REILLY
Meenal A. Sethna Director	Michael A. Reilly Chief Accounting Officer, Vice President, Finance, and Corporate Controller

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-6948).
3.2	—	Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (File no. 1-6948).
3.3	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013 (File no. 1-6948).
4.1	—	Description of Capital Stock
10.1	—
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

10.2	—
Agreement and Plan of Merger dated as of April 22, 2018 by and among SPX Corporation, SPX PoolCo 2018, Inc., and ELXSI Corporation incorporated herein by reference from our Current Report on Form 8-K filed on April 23, 2018 (File No. 1-6948).

10.3	—
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.4	—
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.5	—
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.6	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

10.7	—
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

10.8	—
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

10.9	—
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

10.10	—
Third Amendment to Credit Agreement, dated as of December 17, 2019, among SPX Corporation, the Foreign Subsidiary Borrowers, the Subsidiary Guarantors, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from our Current Report on Form 8-K filed on December 18, 2019 (File no. 1-6948).

10.11	—
SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (File no. 1-6948).

10.12	—
Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (File no. 1-6948).

10.13	—
SPX Corporation 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated herein by reference to Appendix E of our definitive proxy statement for our 2006 Annual Meeting of Stockholders, filed April 3, 2006 (File no. 1-6948).

10.15	—
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

*10.18	—
Form of Performance-Based Restricted Stock Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

*10.19	—
Form of Time-Based Restricted Stock Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

*10.20	—
Form of Cash-Settled Performance Unit Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

*10.21	—	Form of Stock Option Agreement under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).
*10.22	—
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors under the SPX Corporation 2019 Stock Compensation Plan incorporated by reference from our Current Report on Form 8-K filed on May 10, 2019 (File no. 1-6948).

*10.23	—
2002 Stock Compensation Plan (As Amended and Restated Effective May 3, 2012), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, filed March 22, 2012 (File no. 1-6948).

*10.24	—
SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated herein by reference to Appendix A of our definitive proxy statement for our 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*10.25	—
Amendment of the SPX Corporation 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), effective as of February 21, 2017, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.26	—
SPX Corporation Executive Annual Bonus Plan, incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*10.27	—
SPX Corporation Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.28	—
SPX Corporation Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.29	—
SPX Corporation Supplemental Retirement Savings Plan, as Amended and Restated May 31, 2008, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 (File no. 1-6948).

*10.30	—
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

*10.33	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective September 25, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.34	—
Amendment to the SPX Corporation Supplemental Retirement Savings Plan (as Amended and Restated May 31, 2008), effective December 18, 2017, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.35	—
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

*10.37	—
Amendment to the SPX Corporation Supplemental Individual Account Retirement Plan (as amended and restated December 31, 2008), effective August 19, 2015, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2017 (File no. 1-6948).

*10.38	—
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

*10.41	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Current Report on Form 8-K filed on October 6, 2006 (File no. 1-6948).

*10.42	—
Form of SPX Corporation Confidentiality and Non-Competition Agreement for Executive Officers, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 1-6948).

*10.43	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.44	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.45	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.46	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP. Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.1	—	SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018; (iv) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
* Denotes management contract or compensatory plan or arrangement.