Form 10-Q
period 2020-03-28
SPX CORP
filed 2020-05-01
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020

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
Common shares outstanding April 24, 2020, 44,559,420

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 28, 2020	March 30, 2019
Revenues	$369.3	$343.6
Costs and expenses:
Cost of products sold	255.2	260.4
Selling, general and administrative	78.9	76.7
Intangible amortization	2.6	1.6
Special charges, net	0.3	0.1
Other operating (income) expense	(0.4)	1.8
Operating income	32.7	3.0

Other income, net	0.7	7.2
Interest expense	(4.7)	(5.3)
Interest income	—	0.3
Income from continuing operations before income taxes	28.7	5.2
Income tax provision	(6.0)	(4.6)
Income from continuing operations	22.7	0.6

Income (loss) from discontinued operations, net of tax	—	—
Loss on disposition of discontinued operations, net of tax	—	(1.4)
Loss from discontinued operations, net of tax	—	(1.4)

Net income (loss)	$22.7	$(0.8)

Basic income (loss) per share of common stock:
Income from continuing operations	$0.51	$0.01
Loss from discontinued operations	—	(0.03)
Net income (loss) per share	$0.51	$(0.02)

Weighted-average number of common shares outstanding — basic	44.309	43.618

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.50	$0.01
Loss from discontinued operations	—	(0.03)
Net income (loss) per share	$0.50	$(0.02)

Weighted-average number of common shares outstanding — diluted	45.527	44.880

Comprehensive income	$9.8	$0.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$163.1	$54.7
Accounts receivable, net	239.6	265.9
Contract assets	73.6	63.4
Inventories, net	175.1	154.9
Other current assets (includes income taxes receivable of $22.7 and $23.0 at March 28, 2020 and December 31, 2019, respectively)	92.6	93.2
Total current assets	744.0	632.1
Property, plant and equipment:
Land	18.7	18.7
Buildings and leasehold improvements	121.0	121.9
Machinery and equipment	343.3	342.6
	483.0	483.2
Accumulated depreciation	(306.1)	(304.1)
Property, plant and equipment, net	176.9	179.1
Goodwill	446.6	449.3
Intangibles, net	247.6	251.7
Other assets	592.0	605.9
Deferred income taxes	14.8	16.4
TOTAL ASSETS	$2,221.9	$2,134.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$148.0	$141.6
Contract liabilities	94.0	100.8
Accrued expenses	195.0	220.4
Income taxes payable	2.2	2.2
Short-term debt	260.3	142.6
Current maturities of long-term debt	2.6	1.0
Total current liabilities	702.1	608.6
Long-term debt	248.6	249.9
Deferred and other income taxes	26.2	26.3
Other long-term liabilities	729.9	747.3
Total long-term liabilities	1,004.7	1,023.5
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,225,682 and 44,533,979 issued and outstanding at March 28, 2020, respectively, and 52,017,204 and 44,202,503 issued and outstanding at December 31, 2019, respectively)	0.5	0.5
Paid-in capital	1,298.5	1,302.4
Retained deficit	(562.6)	(584.8)
Accumulated other comprehensive income	231.4	244.3
Common stock in treasury (7,691,703 and 7,814,701 shares at March 28, 2020 and December 31, 2019, respectively)	(452.7)	(460.0)
Total equity	515.1	502.4
TOTAL LIABILITIES AND EQUITY	$2,221.9	$2,134.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended March 28, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	22.7	—	—	22.7
Other comprehensive loss, net	—	—	—	(12.9)	—	(12.9)
Incentive plan activity	—	4.7	—	—	—	4.7
Long-term incentive compensation expense	—	3.0	—	—	—	3.0
Restricted stock and restricted stock unit vesting	—	(11.6)	—	—	7.3	(4.3)
Balance at March 28, 2020	$0.5	$1,298.5	$(562.6)	$231.4	$(452.7)	$515.1

	Three months ended March 30, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2018	$0.5	$1,295.4	$(650.1)	$244.9	$(475.8)	$414.9
Net loss	—	—	(0.8)	—	—	(0.8)
Other comprehensive income, net	—	—	—	1.7	—	1.7
Incentive plan activity	—	3.4	—	—	—	3.4
Long-term incentive compensation expense	—	2.6	—	—	—	2.6
Restricted stock and restricted stock unit vesting	—	(21.5)	—	—	15.0	(6.5)
Balance at March 30, 2019	$0.5	$1,279.9	$(650.9)	$246.6	$(460.8)	$415.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 28, 2020	March 30, 2019
Cash flows from (used in) operating activities:
Net income (loss)	$22.7	$(0.8)
Less: Loss from discontinued operations, net of tax	—	(1.4)
Income from continuing operations	22.7	0.6
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.3	0.1
Gain on change in fair value of equity security	—	(6.3)
Deferred and other income taxes	3.9	2.5
Depreciation and amortization	9.2	8.1
Pension and other employee benefits	2.2	2.8
Long-term incentive compensation	3.5	3.5
Other, net	0.7	0.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	23.8	47.5
Inventories	(22.7)	(14.4)
Accounts payable, accrued expenses and other	(40.4)	(32.2)
Cash spending on restructuring actions	(0.5)	(1.0)
Net cash from continuing operations	2.7	11.5
Net cash used in discontinued operations	(3.1)	(0.9)
Net cash from (used in) operating activities	(0.4)	10.6
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	1.1	0.5
Business acquisitions, net of cash acquired	—	(77.0)
Net proceeds from sales of assets	—	5.5
Capital expenditures	(3.6)	(3.7)
Net cash used in continuing operations	(2.5)	(74.7)
Net cash from discontinued operations	—	—
Net cash used in investing activities	(2.5)	(74.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	178.7	89.3
Repayments under senior credit facilities	(88.7)	(64.5)
Borrowings under trade receivables financing arrangement	55.0	40.0
Repayments under trade receivables financing arrangement	(27.0)	(29.0)
Net borrowings (repayments) under other financing arrangements	(0.7)	2.8
Payment of contingent consideration	(1.5)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(2.8)	(5.9)
Net cash from continuing operations	113.0	32.7
Net cash from (used in) discontinued operations	—	—
Net cash from financing activities	113.0	32.7
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.7)	1.6
Net change in cash and equivalents	108.4	(29.8)
Consolidated cash and equivalents, beginning of period	54.7	68.8
Consolidated cash and equivalents, end of period	$163.1	$39.0

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
Acquisition of SGS
On July 3, 2019, we completed the acquisition of SGS Refrigeration Inc. (“SGS”), a manufacturer of industrial refrigeration products in North America, for cash proceeds of $11.5, including contingent consideration of $1.5 that was paid during the three months ended March 28, 2020. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.
Acquisition of Patterson-Kelley
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
Impact of the Coronavirus Disease (the “COVID-19 pandemic”)

We began to experience the adverse impacts of the COVID-19 pandemic in the first quarter of 2020 and these adverse impacts are expected to continue in the second quarter of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of March 28, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of full year results. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results, when compared to the consolidated operating results for the first quarter 2019.

(2) NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing guidance, Accounting Standards Codification (“ASC”) 842, that requires lessees to recognize assets and liabilities for the rights and obligations created by leases. Under the amendment, additional qualitative and quantitative disclosures are required to allow users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2019) through retained earnings. The adoption of ASC 842 had no impact on our retained deficit.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13. ASU 2016-13 changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, based on historical experience, current conditions and reasonable and supportable forecasts. The requirements of ASU 2016-13 are to be applied on a modified retrospective basis, which entails recognizing the initial effect of adoption in retained earnings. We adopted ASU 2016-13 on January 1, 2020, which resulted in an increase of our retained deficit of $0.5.

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
In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (i) transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (iii) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019. We adopted this standard on January 1, 2020 with no impact on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on December 31, 2021. In effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. We are currently evaluating the impacts of reference rate reform and the new guidance on our condensed consolidated financial statements.

(3) ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on February 1, 2019, July 3, 2019, and November 12, 2019, we completed the acquisitions of Sabik, SGS, and Patterson-Kelley, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations for the three months ended March 30, 2019.

During the three months ended March 30, 2019, we recorded an income tax provision of $1.4 within “Loss on disposition of discontinued operations, net of tax” as a result of a change in estimate associated with income tax liabilities retained in connection with a prior business divestiture.

(4) REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended March 28, 2020
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$57.9	$—	$—	$—	$57.9
Boilers, comfort heating, and ventilation	60.6	—	—	—	60.6
Underground locators and inspection and rehabilitation equipment	—	48.7	—	—	48.7
Signal monitoring, obstruction lighting, and bus fare collection systems	—	43.2	—	—	43.2
Power transformers	—	—	110.6	—	110.6
Process cooling equipment and services, and heat exchangers	—	—	44.3	1.9	46.2
South African projects	—	—	—	2.1	2.1
	$118.5	$91.9	$154.9	$4.0	$369.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$118.5	$83.5	$11.6	$1.3	$214.9
Revenues recognized over time	—	8.4	143.3	2.7	154.4
	$118.5	$91.9	$154.9	$4.0	$369.3

	Three months ended March 30, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$58.9	$—	$—	$—	$58.9
Boilers, comfort heating, and ventilation	69.5	—	—	—	69.5
Underground locators and inspection and rehabilitation equipment	—	47.1	—	—	47.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	38.0	—	—	38.0
Power transformers	—	—	98.8	—	98.8
Process cooling equipment and services, and heat exchangers	—	—	39.2	3.7	42.9
South African projects (1)	—	—	—	(11.6)	(11.6)
	$128.4	$85.1	$138.0	$(7.9)	$343.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$128.4	$79.6	$12.5	$1.1	$221.6
Revenues recognized over time (1)	—	5.5	125.5	(9.0)	122.0
	$128.4	$85.1	$138.0	$(7.9)	$343.6
___________________________
(1) As further discussed below, during the three months ended March 30, 2019, we reduced the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa by $17.5.
Contract Balances
Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of March 28, 2020 and December 31, 2019:

Contract Balances	March 28, 2020	December 31, 2019	Change
Contract Accounts Receivable(1)	$235.2	$260.8	$(25.6)
Contract Assets	73.6	63.4	10.2
Contract Liabilities - current	(94.0)	(100.8)	6.8
Contract Liabilities - non-current(2)	(2.4)	(3.3)	0.9
Net contract balance	$212.4	$220.1	$(7.7)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $7.7 decrease in our net contract balance from December 31, 2019 to March 28, 2020 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three months ended March 28, 2020, we recognized revenues of $44.6 related to our contract liabilities at December 31, 2019.
Performance Obligations

As of March 28, 2020, the aggregate amount allocated to remaining performance obligations was $74.0. We expect to recognize revenue on approximately 36% and 61% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.
Variable Consideration
During February, March, and April of 2019, we received a number of claims from the prime contractors on the large power projects in South Africa asserting various amounts of damages. In consideration of these claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration that had been recorded for the projects. Based on such analysis, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5 during the first quarter of 2019, as it was no longer probable that such amounts of revenue would not be reversed. As of March 28, 2020, there was $0.3 of cumulative revenue associated with variable consideration recorded for the large power projects in South Africa.

(5) LEASES
We entered into a ten-year agreement to lease office space for a new corporate headquarters location in Charlotte, NC, with scheduled monthly payments under the agreement commencing on June 1, 2020. Aggregate scheduled payments under the agreement total $17.6. Our existing corporate headquarters lease agreement in Charlotte, NC, with annual lease payments of $2.1, expires in September 2020. There were no other material changes to our operating lease commitments during the three months ended March 28, 2020.

(6) INFORMATION ON REPORTABLE AND OTHER OPERATING SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 17 countries and sales in over 100 countries around the world.
Our DB Thermal (“DBT”) and Heat Transfer operating segments are being reported in an “All Other” category for segment reporting purposes. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the ASC. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expenses, and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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
All Other
Our “All Other” group of operating segments engineer, design, manufacture, install and service equipment, including heat exchangers, primarily for the industrial and power generation markets. The primary distribution channels for the group’s products are direct to customers and third-party representatives. These operating segments have a presence in North America and South Africa.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments and other operating segments for the three months ended March 28, 2020 and March 30, 2019 are presented below:

	Three months ended
	March 28, 2020	March 30, 2019
Revenues:
HVAC reportable segment	$118.5	$128.4
Detection and Measurement reportable segment	91.9	85.1
Engineered Solutions reportable segment	154.9	138.0
All Other (1)	4.0	(7.9)
Consolidated revenues	$369.3	$343.6

Income (loss):
HVAC reportable segment	$15.0	$18.4
Detection and Measurement reportable segment	18.2	17.0
Engineered Solutions reportable segment	17.9	8.0
All Other (1)	(3.9)	(22.6)
Total income for segments	47.2	20.8

Corporate expense	(11.1)	(12.4)
Long-term incentive compensation expense	(3.5)	(3.5)
Special charges, net	(0.3)	(0.1)
Other operating income (expense)	0.4	(1.8)
Consolidated operating income	$32.7	$3.0
_____________________
(1)As indicated in Note 4, during the three months ended March 30, 2019, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $17.5.

(7) SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 28, 2020 and March 30, 2019 are described in more detail below:

	Three months ended
	March 28, 2020	March 30, 2019
HVAC reportable segment	$0.1	$0.1
Detection and Measurement reportable segment	—	—
Engineered Solutions reportable segment	—	—
All Other	0.2	—
Corporate	—	—
Total	$0.3	$0.1

HVAC — Charges for the three months ended March 28, 2020 related primarily to severance costs associated with a restructuring action at the segment's Cooling Americas business. Charges for the three months ended March 30, 2019 related primarily to severance costs associated with a restructuring action at the segment’s Cooling EMEA business.
All Other — Charges for the three months ended March 28, 2020 related primarily to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary.
No significant charges are expected to be incurred under actions approved as of March 28, 2020.

The following is an analysis of our restructuring liabilities for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$1.7	$2.7
Special charges	0.3	0.1
Utilization — cash	(0.5)	(1.0)
Currency translation adjustment and other	(0.2)	—
Balance at end of period	$1.3	$1.8

(8) INVENTORIES, NET
Inventories at March 28, 2020 and December 31, 2019 comprised the following:

	March 28, 2020	December 31, 2019
Finished goods	$66.4	$57.6
Work in process	23.8	19.3
Raw materials and purchased parts	97.7	90.3
Total FIFO cost	187.9	167.2
Excess of FIFO cost over LIFO inventory value	(12.8)	(12.3)
Total inventories, net	$175.1	$154.9

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 41% and 36% of total inventory at March 28, 2020 and December 31, 2019, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 28, 2020 were as follows:

	December 31, 2019	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	March 28, 2020
HVAC reportable segment
Gross goodwill	$277.1	$(0.1)	$—	$(1.7)	$275.3
Accumulated impairments	(144.6)	—	—	0.5	(144.1)
Goodwill	132.5	(0.1)	—	(1.2)	131.2

Detection and Measurement reportable segment
Gross goodwill	304.1	—	—	(4.3)	299.8
Accumulated impairments	(133.6)	—	—	2.9	(130.7)
Goodwill	170.5	—	—	(1.4)	169.1

Engineered Solutions reportable segment
Gross goodwill	334.2	—	—	(2.5)	331.7
Accumulated impairments	(187.9)	—	—	2.5	(185.4)
Goodwill	146.3	—	—	—	146.3

All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—

Total
Gross goodwill	936.2	(0.1)	—	(8.5)	927.6
Accumulated impairments	(486.9)	—	—	5.9	(481.0)
Goodwill	$449.3	$(0.1)	$—	$(2.6)	$446.6
___________________________
(1) Reflects a reduction in Patterson-Kelley's goodwill during the period of $0.5 resulting from revisions to the valuation of certain tangible assets, partially offset by an increase in SGS's goodwill during the period of $0.4 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the SGS and Patterson-Kelley acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.
Other Intangibles, Net
Identifiable intangible assets at March 28, 2020 and December 31, 2019 comprised the following:

	March 28, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$77.2	$(10.3)	$66.9	$77.4	$(8.7)	$68.7
Technology	29.3	(4.0)	25.3	29.5	(3.3)	26.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	12.3	(9.4)	2.9	12.6	(9.2)	3.4
	123.3	(28.2)	95.1	124.0	(25.7)	98.3
Trademarks with indefinite lives	152.5	—	152.5	153.4	—	153.4
Total	$275.8	$(28.2)	$247.6	$277.4	$(25.7)	$251.7

At March 28, 2020, the net carrying value of intangible assets with determinable lives consisted of $26.5 in the HVAC reportable segment and $68.6 in the Detection and Measurement reportable segment. At March 28, 2020, trademarks with indefinite lives consisted of $96.1 in the HVAC reportable segment, $47.3 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
Based on our annual goodwill impairment testing in the fourth quarter of 2019, we concluded that the estimated fair value of our Cues reporting unit exceeded the carrying value of its net assets by approximately 10%. An adverse change in any of the assumptions used in testing Cues’ goodwill for impairment (e.g., projected revenue and profit, discount rates, industry price multiples, etc.) could result in Cues’ estimated fair value being less than the carrying value of its net assets. If Cues is unable to achieve the financial forecasts included in its 2019 annual goodwill impairment analysis, we may be required to record an impairment charge related to Cues’ goodwill. Cues’ goodwill was $47.9 at March 28, 2020.

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
As indicated in Note 1, the COVID-19 pandemic is expected to have an adverse impact on our consolidated financial results in the second quarter of 2020, and possibly longer. As of March 28, 2020, there were no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

(10)  WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$35.1	$34.0
Acquisitions	—	0.1
Provisions	2.9	2.9
Usage	(3.5)	(3.8)
Currency translation adjustment	(0.1)	—
Balance at end of period	34.4	33.2
Less: Current portion of warranty	11.9	11.0
Non-current portion of warranty	$22.5	$22.2

(11) EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 28, 2020	March 30, 2019
Service cost	$—	$—
Interest cost	2.7	3.3
Expected return on plan assets	(2.4)	(2.5)
Net periodic pension benefit expense	$0.3	$0.8

Foreign Pension Plans

	Three months ended
	March 28, 2020	March 30, 2019
Service cost	$—	$—
Interest cost	1.0	1.2
Expected return on plan assets	(1.5)	(1.6)
Net periodic pension benefit income	$(0.5)	$(0.4)

Postretirement Plans

	Three months ended
	March 28, 2020	March 30, 2019
Service cost	$—	$—
Interest cost	0.4	0.6
Amortization of unrecognized prior service credits	(1.2)	(1.0)
Net periodic postretirement benefit income	$(0.8)	$(0.4)

(12) INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2020:

	December 31, 2019	Borrowings	Repayments	Other(5)	March 28, 2020
Revolving loans (1)	$140.0	$178.7	$(88.7)	$—	$230.0
Term loan(2)	248.2	—	—	0.1	248.3
Trade receivables financing arrangement(3)	—	55.0	(27.0)	—	28.0
Other indebtedness(4)	5.3	—	(0.7)	0.6	5.2
Total debt	393.5	$233.7	$(116.4)	$0.7	511.5
Less: short-term debt	142.6				260.3
Less: current maturities of long-term debt	1.0				2.6
Total long-term debt	$249.9				$248.6
___________________________
(1)In March 2020, we borrowed $100.0 against our domestic revolving loan facility to preempt any potential concerns about cash availability in the bank markets as a result of the COVID-19 pandemic. In addition, while not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified the outstanding balances for the revolving loans as a current liability in our condensed consolidated balance sheets, as it is reasonably expected that such balances will be repaid within one year with available cash and cash that is expected to be generated from operations.
(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.7 and $1.8 at March 28, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 28, 2020, we had $0.8 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $28.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $2.3 and $2.6 and capital lease obligations of $2.9 and $2.7, at March 28, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.

Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2019 Annual Report on Form 10-K.
At March 28, 2020, we had $202.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $230.0 and $17.3 reserved for domestic letters of credit. In addition, at March 28, 2020, we had $18.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $81.4 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 2.7% at March 28, 2020.
At March 28, 2020, we were in compliance with all covenants of our senior credit agreement.

(13) DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In March 2018, we entered into interest rate swap agreements (“Initial Swaps”) that had an initial notional amount of $260.0 and maturities through March 2021 and effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin. The aggregate notional amount of the Initial Swaps was $247.0 as of March 28, 2020.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $248.4, cover the period from March 2021 to November 2024, and will effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of March 28, 2020 and December 31, 2019, the unrealized loss, net of tax, recorded in Accumulated Other Comprehensive Income (“AOCI”) for our interest rate swap agreements was $6.6 and $1.9, respectively. In addition, as of March 28, 2020 and December 31, 2019, the fair value of our interest rate swap agreements was a long-term liability of $8.8 and $2.5, respectively. Changes in the fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $8.5 and $26.0 outstanding as of March 28, 2020 and December 31, 2019, respectively, with all of the $8.5 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At March 28, 2020 and December 31, 2019, the outstanding notional amount of commodity contracts were 3.5 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent the commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of March 28, 2020 and December 31, 2019, the fair value of these contracts were $1.8 (current liability) and $0.4 (current asset), respectively. The unrealized gain (loss), net of taxes, recorded in AOCI were $(1.4) and $0.3 as of March 28, 2020 and December 31, 2019, respectively. We anticipate reclassifying the unrealized loss as of March 28, 2020 to earnings over the next 12 months.

(14) EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 28, 2020	March 30, 2019
Weighted-average number of common shares used in basic income per share	44.309	43.618
Dilutive securities — Employee stock options and restricted stock units	1.218	1.262
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.527	44.880

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.280 and 0.756, respectively, for the three months ended March 28, 2020, and 0.301 and 0.973, respectively, for the three months ended March 30, 2019.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2020 is included in our 2019 Annual Report on Form 10-K.
Awards granted on February 20, 2020 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2020 meeting scheduled for May 14, 2020.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.5 for the three months ended March 28, 2020 and March 30, 2019. The related tax benefit was $0.9 for the three months ended March 28, 2020 and March 30, 2019.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2019 through March 28, 2020:

	Unvested PSU's and RSU's	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2019	0.606	$36.17
Granted	0.238	48.24
Vested	(0.213)	31.36
Forfeited	(0.002)	38.33
Outstanding at March 28, 2020	0.629	42.36

As of March 28, 2020, there was $17.9 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.4 years.

Stock Options

On February 20, 2020, we granted 0.125 stock options, all of which were outstanding (but not exercisable) as of March 28, 2020. The exercise price per share of these options is $50.09 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on February 20, 2020 was $17.40. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	33.48%
Annual expected dividend yield	—%
Risk-free interest rate	1.41%
Expected life of stock option (in years)	6.0

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
As of March 28, 2020, there was $3.1 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.5 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 28, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.0	$(1.6)	$17.9	$244.3
Other comprehensive income (loss) before reclassifications	(5.7)	(6.8)	0.1	(12.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	(0.9)	(0.5)
Current-period other comprehensive loss	(5.7)	(6.4)	(0.8)	(12.9)
Balance at end of period	$222.3	$(8.0)	$17.1	$231.4
__________________________
(1)Net of tax benefit of $2.7 and $0.5 as of March 28, 2020 and December 31, 2019, respectively.
(2)Net of tax provision of $5.8 and $6.1 as of March 28, 2020 and December 31, 2019, respectively. The balances as of March 28, 2020 and December 31, 2019 include unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 30, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$225.8	$(0.6)	$19.7	$244.9
Other comprehensive loss before reclassifications	—	(0.1)	—	(0.1)
Amounts reclassified from accumulated other comprehensive income (loss)	2.4	0.2	(0.8)	1.8
Current-period other comprehensive loss	2.4	0.1	(0.8)	1.7
Balance at end of period	$228.2	$(0.5)	$18.9	$246.6
__________________________
(1)Net of tax benefit of $0.1 and $0.2 as of March 30, 2019 and December 31, 2018.
(2)Net of tax provision of $6.4 and $6.6 as of March 30, 2019 and December 31, 2018. The balances as of March 30, 2019 and December 31, 2018 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended March 28, 2020 and March 30, 2019:

	Amount Reclassified from AOCI
	Three months ended
	March 28, 2020	March 30, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$—	$0.3	Cost of products sold
Swaps	0.5	—	Interest expense
Pre-tax	0.5	0.3
Income taxes	(0.1)	(0.1)
	$0.4	$0.2

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.0)	Other income (expense), net
Income taxes	0.3	0.2
	$(0.9)	$(0.8)

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
Our recorded liabilities related to these matters totaled $580.4 (including $540.6 for asbestos product liability matters) and $592.4 (including $552.2 for asbestos product liability matters) at March 28, 2020 and December 31, 2019, respectively. Of these amounts, $505.4 and $517.6 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 28, 2020 and December 31, 2019, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the three months ended March 28, 2020, our payments for asbestos-related matters, net of insurance recoveries of $7.8, were $4.2. During the three months ended March 30, 2019, our payments for asbestos-related matters, net of insurance recoveries of $11.2, were $2.8. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $503.6 and $509.6 at March 28, 2020 and December 31, 2019, respectively. Of these amounts, $453.6 and $459.6 are included in “Other assets” within our condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019, respectively, with the remainder included in “Other current assets.” These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three months ended March 28, 2020 and March 30, 2019, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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

Claims by DBT - DBT has made numerous claims against MHPSA, including claims totaling South African Rand 1,133.3 (or $65.1) that have been submitted to dispute adjudication processes as required under the relevant contracts, with such amount subject to change as DBT progresses through these processes. Certain of these processes are expected to occur in 2020. In addition to existing asserted claims, DBT may have additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHPSA. The amounts DBT may recover for current and potential future claims against MHPSA are not currently known given (i) the extent of current and potential future claims by MHPSA against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHPSA.

Claims by MHPSA - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $54.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHPSA for these claims; (ii) complexity of contractual relationships between the end customer, MHPSA, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $23.4) from MHPSA alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHPSA has made other claims against DBT totaling South African Rand 176.2 (or $10.1). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

In favor of MHPSA, we are obligated with respect to bonds issued by banks totaling $52.4 (including $18.8 with more stringent payment terms). We believe a portion of these bonds should be reduced based on project milestones achieved by DBT. In the event that MHPSA were to receive payment on a portion, or all, of these bonds, we would be required to reimburse the respective issuing bank. In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of March 28, 2020, we had liabilities for site investigation and/or remediation at 29 sites (29 sites at December 31, 2019) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of March 28, 2020, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites at which the liability has not been settled, of which 11 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16) INCOME TAXES
Uncertain Tax Benefits
As of March 28, 2020, we had gross unrecognized tax benefits of $17.2 (net unrecognized tax benefits of $13.9). Of these net unrecognized tax benefits, $9.8 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 28, 2020, gross accrued interest totaled $4.3 (net accrued interest of $3.4). As of March 28, 2020, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended March 28, 2020, we recorded an income tax provision of $6.0 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.9%. This compares to an income tax provision for the three months ended March 30, 2019 of $4.6 on $5.2 of pre-tax income from continuing operations, resulting in an effective rate of 88.5%. The most significant item impacting the income tax provision for the first quarter of 2020 was $1.2 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the quarter. The most significant items impacting the income tax provision for the first quarter of 2019 were (i) foreign losses for which no tax benefit was recognized as the future realization of any such foreign tax benefit is considered unlikely and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter.
We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the ASC. Accruals for these uncertain tax positions are recorded in “Income taxes payable” and “Deferred and other income taxes” in the accompanying condensed consolidated balance sheets based on the expectation as to the timing of when the matters will be resolved. As events change and resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.

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
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides for changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of March 28, 2020. As further guidance is released regarding the CARES Act, we will record adjustments to our current and deferred income tax balances, as necessary.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 31.7 and Euro 8.7, respectively, at March 28, 2020) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG, an affiliate of the acquirer of Balcke Dürr, provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 1.0 and Euro 2.5, respectively, at March 28, 2020). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are changes in the liability and asset during the three months ended March 28, 2020, and March 30, 2019.

	Three months ended
	March 28, 2020		March 30, 2019
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$2.0	$0.3	$4.4	$1.2
Reduction/Amortization for the period (2)	(0.3)	(0.1)	(1.3)	(0.2)
Impact of changes in foreign currency rates	—	—	(0.1)	—
Balance at end of period (3)	$1.7	$0.2	$3.0	$1.0
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
(2)We reduce the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We amortize the asset based on the expiration terms of each of the securities. We record the reduction of the liability and the amortization of the asset to “Other income, net.”
(3)The balance associated with the guarantees and bonds is reflected within “Other long-term liabilities,” while the balance associated with the indemnification assets is reflected within “Other assets.”
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
As of March 28, 2020, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three months ended March 28, 2020, there was no change in the estimated fair value of the equity security. As of March 28, 2020 and December 31, 2019, the equity security had an estimated fair value of $21.9. The COVID-19 pandemic has recently had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.

During the three months ended March 30, 2019, we recorded a gain of $6.3 to “Other income, net” to reflect an increase in the estimated fair value of the equity security. In addition, during the three months ended March 30, 2019, we received a distribution of $2.6, which is included within “Cash flows from operating activities” in our condensed consolidated statement cash flows. We are restricted from transferring this investment without approval of the manager of the investee.

Indebtedness and Other — The estimated fair value of our debt instruments as of March 28, 2020 and December 31, 2019 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions, and changes in the economy, as well as the impacts of the coronavirus disease (the “COVID-19 pandemic”) and governmental responses to stem further outbreaks of the COVID-19 pandemic, which is further discussed below and in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

IMPACT OF THE COVID-19 PANDEMIC

As further discussed below, the COVID-19 pandemic had a modest adverse impact on our consolidated financial results for the first quarter of 2020. These adverse impacts are expected to continue in the second quarter of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our businesses (e.g., shorter-cycle businesses within our HVAC and Detection and Measurement reportable segments) are likely to be impacted more than others in our portfolio, we believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the adverse impacts of the COVID-19 pandemic. For example, the products we manufacture and services we provide fall in the definition of “critical” or “essential” under various federal guidelines and state/local governmental orders that otherwise restrict business activities. These include products and services that enable the operation and maintenance of communication networks, the electrical grid, water and wastewater systems, and other key elements of infrastructure. Our manufacturing facilities have not experienced material interruptions in operations. In terms of liquidity, as of March 28, 2020, we had over $350.0 of availability from cash on-hand and aggregate borrowing capacity under senior credit facilities and trade receivable financing arrangement. In addition, scheduled repayments over the next year for our long-term debt arrangements totaled only $2.6 as of March 28, 2020. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary expenses and capital expenditures, and implemented actions to address potential material sourcing challenges we could face over the near-term. Lastly, we will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 1, 9, 12, 16, and 17 to our condensed consolidated financial statements and “Risk Factors” for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 28, 2020 totaled $369.3, compared to $343.6 during the comparable period in 2019. The increase in revenues during the three months ended March 28, 2020, over the prior-year period, was due primarily to (i) an adjustment recorded during the first quarter of 2019 to the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa of $17.5 and (ii) the impact of the acquisitions of Sabik

Marine (“Sabik”) on February 1, 2019, SGS Refrigeration Inc. (“SGS”) on July 3, 2019, and Patterson-Kelley, LLC (“Patterson-Kelley”) on November 12, 2019, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales related to heating products within our HVAC reportable segment, partially offset by an increase in sales within our Engineered Solutions reportable segment primarily associated with the power transformer business. See “Results of Reportable and Other Operating Segments” for additional details.

During the three months ended March 28, 2020, we generated operating income of $32.7, compared to $3.0 for the same period in 2019. The increase in operating income during the three months ended March 28, 2020, over the prior-year period, was due primarily to (i) decreased losses associated with the large power projects in South Africa, with such losses impacted by the reduction in revenues/profits of $17.5 during the first quarter of 2019, and (ii) additional income within our Engineered Solutions reportable segment associated with organic revenue growth noted above, partially offset by the impact of the organic revenue decline in our HVAC reportable segment noted above. See “Results of Reportable and Other Operating Segments” for additional details.
Cash flows from operating activities associated with continuing operations totaled $2.7 for the three months ended March 28, 2020, compared to $11.5 during the three months ended March 30, 2019. The decrease in cash flows from operating activities was due primarily to an increase in 2019 short-term incentive compensation expense, which was paid in March 2020, versus 2018 short-term incentive compensation expense, which was paid in March 2019.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results for the first quarter of 2020, when compared to the consolidated operating results for the first quarter of 2019.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reduction to revenues on the large power projects in South Africa during the three months ended March 30, 2019 of $17.5. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 28, 2020 and March 30, 2019, including the reconciliation of organic revenue decline to the net revenue increase:

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$369.3	$343.6	7.5
Gross profit	114.1	83.2	37.1
% of revenues	30.9%	24.2%
Selling, general and administrative expense	78.9	76.7	2.9
% of revenues	21.4%	22.3%
Intangible amortization	2.6	1.6	62.5
Special charges, net	0.3	0.1	200.0
Other operating (income) expense	(0.4)	1.8	*
Other income, net	0.7	7.2	(90.3)
Interest expense, net	(4.7)	(5.0)	(6.0)
Income from continuing operations before income taxes	28.7	5.2	451.9
Income tax provision	(6.0)	(4.6)	30.4
Income from continuing operations	22.7	0.6	3,683.3

Components of revenue increase:
Organic			(1.6)
Foreign currency			0.2
South Africa revenue adjustment			5.1
Acquisitions			3.8
Net revenue increase			7.5
_________________________________
* Not meaningful for comparison purposes.

Revenues — For the three months ended March 28, 2020, the increase in revenues, compared to the respective period in 2019, was due primarily to (i) an adjustment recorded during the first quarter of 2019 to the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa of $17.5 and (ii) the impact of the acquisitions of Sabik on February 1, 2019, SGS on July 3, 2019, and Patterson-Kelley on November 12, 2019, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales related to heating products within our HVAC reportable segment, partially offset by an increase in sales within our Engineered Solutions reportable segment primarily associated with the power transformer business. See “Results of Reportable and Other Operating Segments” for additional details.
Gross Profit — For the three months ended March 28, 2020, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2019, was due primarily to (i) the reduction in revenue of $17.5 noted above associated with the large power projects in South Africa recorded during the first quarter of 2019 and (ii) an increase in profitability at our power transformer business associated with improved throughput at the business’s manufacturing facilities.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 28, 2020, the increase in SG&A expense, compared to the respective period in 2019, was due primarily to the impact of the acquisitions noted above.
Intangible Amortization — For the three months ended March 28, 2020, the increase in intangible amortization, compared to the respective period in 2019, was due to the impact of the acquisitions noted above.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first three months of 2020 and 2019.
Other Operating (Income) Expense — Other operating (income) expense for three months ended March 28, 2020 and March 30, 2019 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended March 28, 2020 was composed primarily of pension and post retirement income of $1.0.
Other income, net, for the three months ended March 30, 2019 was composed primarily of (i) a gain of $6.3 related to a change in the estimated fair value of an equity security that we hold and (ii) income derived from company-owned life insurance policies of $1.4, partially offset by foreign currency transaction losses of $0.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended March 28, 2020, compared to the same period in 2019, was the result of lower average interest rates during the three months ended March 28, 2020.
Income Tax Provision — For the three months ended March 28, 2020, we recorded an income tax provision of $6.0 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.9%. This compares to an income tax provision for the three months ended March 30, 2019 of $4.6 on $5.2 of a pre-tax income from continuing operations, resulting in an effective rate of 88.5%. The most significant item impacting the income tax provision for the first quarter of 2020 was $1.2 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the quarter. The most significant items impacting the income tax provision for the first quarter of 2019 were (i) foreign losses for which no tax benefit was recognized as the future realization of any such foreign tax benefit is considered unlikely and (ii) $1.2 of excess tax benefits resulting from stock-based compensation awards that vested during the quarter.

RESULTS OF REPORTABLE AND OTHER OPERATING SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of each of our reportable segments.
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
HVAC Reportable Segment

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$118.5	$128.4	(7.7)
Income	15.0	18.4	(18.5)
% of revenues	12.7%	14.3%
Components of revenue decrease:
Organic			(15.7)
Foreign currency			(0.5)
Acquisitions			8.5
Net revenue decrease:			(7.7)
Revenues — For the three months ended March 28, 2020, the decrease in revenues, compared to the respective period in 2019, was due to a decrease in organic revenue, partially offset by the impact of the SGS and Patterson-Kelley acquisitions. The decrease in organic revenue was due to lower sales of heating products resulting from (i) a warmer than normal winter throughout the United States during the three months ended March 28, 2020 and (ii) stronger than typical demand during the three months ended March 30, 2019. In addition, the segment had lower sales of cooling products in the Asia Pacific region due to the impacts of the COVID-19 pandemic.

Income — For the three months ended March 28, 2020, the decrease in income and margin, compared to the respective period in 2019, was due primarily to the decrease in revenues noted above.
Backlog — The segment had backlog of $88.9 and $58.5 as of March 28, 2020 and March 30, 2019, respectively. Aggregate backlog related to SGS and Patterson-Kelley totaled $9.4 as of March 28, 2020.

Detection and Measurement Reportable Segment

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$91.9	$85.1	8.0
Income	18.2	17.0	7.1
% of revenues	19.8%	20.0%
Components of revenue increase:
Organic			6.4
Foreign currency			(0.9)
Acquisition			2.5
Net revenue increase			8.0
Revenues — For the three months ended March 28, 2020, the increase in revenues, compared to the respective period in 2019, was due to an increase in organic revenue and the impact of the Sabik acquisition. The increase in organic revenue was primarily the result of additional sales of bus fare collection systems, partially offset by lower sales of underground pipe and cable locators due to the impacts of the COVID-19 pandemic.

Income — For the three months ended March 28, 2020, the increase in income, compared to the respective period in 2019, was due primarily to the increase in revenues noted above, while the decrease in margin was primarily the result of a less profitable sales mix during the three months ended March 28, 2020.

Backlog — The segment had backlog of $75.9 and $87.4 as of March 28, 2020 and March 30, 2019, respectively.
Engineered Solutions Reportable Segment

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$154.9	$138.0	12.2
Income	17.9	8.0	123.8
% of revenues	11.6%	5.8%
Components of revenue increase:
Organic			12.2
Foreign currency			—
Net revenue increase			12.2
Revenues — For the three months ended March 28, 2020, the increase in revenues, compared to the respective period in 2019, was due to an increase in organic revenue, primarily within the segment's power transformer business associated with higher throughput at the business's manufacturing facilities resulting from improved execution.
Income — For the three months ended March 28, 2020, the increase in income and margin, compared to the respective period in 2019, was due primarily to the increase in revenues noted above.
Backlog — The segment had backlog of $363.2 and $296.3 as of March 28, 2020 and March 30, 2019, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2020 and into 2021.

All Other

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$4.0	$(7.9)	150.6
Loss	(3.9)	(22.6)	(82.7)
% of revenues	*	*
Components of revenue increase:
Organic			(97.5)
Foreign currency			26.6
South Africa revenue adjustment			221.5
Net revenue increase			150.6
_________________________________
* Not meaningful for comparison purposes.

Revenues — For the three months ended March 28, 2020, the increase in revenues, compared the respective period in 2019, was due primarily to an adjustment, during the first quarter of 2019, to the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa of $17.5. This increase in revenues was partially offset by a decline in organic revenue, which was the result of lower sales related to (i) the large power projects in South Africa, as these projects are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.
Loss — For the three months ended March 28, 2020, the loss decreased, compared to the respective period in 2019, as operating results for the three months ended March 30, 2019 included the $17.5 charge noted above.
Backlog — These operating segments had backlog of $6.1 and $30.2 as of March 28, 2020 and March 30, 2019, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Total consolidated revenues	$369.3	$343.6	7.5
Corporate expense	11.1	12.4	(10.5)
% of revenues	3.0%	3.6%
Long-term incentive compensation expense	3.5	3.5	—
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The decrease in corporate expense during the three months ended March 28, 2020, compared to the respective period in 2019, was due primarily to a decline in acquisition-related costs.
Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 28, 2020 and March 30, 2019.

	Three months ended
	March 28, 2020	March 30, 2019
Continuing operations:
Cash flows from operating activities	$2.7	$11.5
Cash flows used in investing activities	(2.5)	(74.7)
Cash flows from financing activities	113.0	32.7
Cash flows used in discontinued operations	(3.1)	(0.9)
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.7)	1.6
Net change in cash and equivalents	$108.4	$(29.8)

Operating Activities — The decrease in cash flows from operating activities during the three months ended March 28, 2020, compared to the same period in 2019, was due primarily to an increase in 2019 short-term incentive compensation expense, which was paid in March 2020, versus 2018 short-term incentive compensation expense, which was paid in March 2019.

Investing Activities — Cash flows used in investing activities for the three months ended March 28, 2020 were comprised primarily of capital expenditures of $3.6, partially offset by proceeds from company-owned life insurance policies of $1.1.
Cash flows used in investing activities for the three months ended March 30, 2019 were comprised primarily of cash utilized for the acquisition of Sabik of $77.0 and capital expenditures of $3.7, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility.

Financing Activities — Cash flows from financing activities for the three months ended March 28, 2020 were comprised of net borrowings under our various debt instruments of $117.3, partially offset by (i) minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $2.8 and (ii) $1.5 related to contingent consideration paid in connection with the SGS acquisition.

Cash flows from financing activities for the three months ended March 30, 2019 were comprised primarily of net borrowings of $38.6, which resulted primarily from the Sabik acquisition, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $5.9.

Discontinued Operations — Cash flows used in discontinued operations for the three months ended March 28, 2020 and March 30, 2019 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first three months of 2020 and 2019.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended March 28, 2020.

	December 31, 2019	Borrowings	Repayments	Other(5)	March 28, 2020
Revolving loans (1)	$140.0	$178.7	$(88.7)	$—	$230.0
Term loan(2)	248.2	—	—	0.1	248.3
Trade receivables financing arrangement(3)	—	55.0	(27.0)	—	28.0
Other indebtedness(4)	5.3	—	(0.7)	0.6	5.2
Total debt	393.5	$233.7	$(116.4)	$0.7	511.5
Less: short-term debt	142.6				260.3
Less: current maturities of long-term debt	1.0				2.6
Total long-term debt	$249.9				$248.6
___________________________

(1)In March 2020, we borrowed $100.0 against our domestic revolving loan facility to preempt any potential concerns about cash availability in the bank markets as a result of the COVID-19 pandemic. In addition, while not due for repayment until December

2024 under the terms of our senior credit agreement, we have classified the outstanding balances for the revolving loans as a current liability in our condensed consolidated balance sheets, as it is reasonably expected that such balances will be repaid within one year with available cash and cash that is expected to be generated from operations.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.7 and $1.8 at March 28, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At March 28, 2020, we had $0.8 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $28.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $2.3 and $2.6 and capital lease obligations of $2.9 and $2.7, at March 28, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At March 28, 2020, we were in compliance with all covenants of our senior credit agreement.
Availability — At March 28, 2020, we had $202.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $230.0 and $17.3 reserved for domestic letters of credit. In addition, at March 28, 2020, we had $18.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $81.4 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, capital leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap, foreign currency forwards, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced, and believe we are not exposed to, significant risk of loss in these accounts.
We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate, however, that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K, except as detailed in Note 5 to our condensed consolidated financial statements. Our total net liabilities for unrecognized tax benefits including interest were $17.3 as of March 28, 2020. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0.

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
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2019 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2019 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2019 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2019 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 28, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2020.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 28, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business.

During the first quarter of 2020, our business began to experience the adverse impacts of the COVID-19 pandemic, including a modest impact on first quarter 2020 consolidated financial results. In response, we have taken a number steps to protect our employees, customers, and business, including:

•The implementation of a COVID-19 task force, which, among other things, is monitoring the impacts of the COVID-19 pandemic on a daily basis;
•The adoption of practices that promote social distancing and prevent the spread of the COVID-19 pandemic (e.g., visitor access restrictions at our facilities, the use of masks and temperature checks at certain of our facilities, remote work arrangements where feasible, staggered work shifts, travel restrictions, etc.);
•Enhanced workplace hygiene and sanitary processes at our facilities; and
•Modified/enhanced employee benefits to better support employee needs in the current environment.

The COVID-19 pandemic is expected to have a more significant adverse impact on our business and consolidated financial results during the second quarter of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental response to the pandemic are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

•Our customers’ ability to access credit and to pay amounts due to us;
•Our distributors’ ability to perform;
•Our suppliers’ ability to perform and the availability of materials and subcontractors’ services; and
•Our ability to:
◦Access credit;
◦Meet contractual deadlines with customers, which could result in delays in payments from customers and customers possibly seeking delay damages;
◦Complete acquisitions due to potential adverse impacts on targeted businesses or product lines; and
◦Meet the financial covenants under our senior credit and other debt agreements.

The impact of the COVID-19 pandemic could also result in:

•A reduction in the demand for certain of our products or a general weakening of the global economy;
•A prolonged shut-down of one or more of our facilities either due to COVID-19 exposure or to further restrictive government orders;
•Disruptions in our supply chain;
•Asset impairment charges;
•A loss of productivity, greater cybersecurity risk and other fraud risks, and difficulties in maintaining internal controls over financial reporting due to the impact of employees working remotely;
•An adverse impact to the funded status of our defined benefit pension plans, which could result in (i) a material charge during the fourth quarter of 2020 and (ii) on a longer-term, additional funding requirements for the plans;
•The diversion of management’s attention from core business operations; and
•Restructuring charges if we decide to reduce headcount as a result of a decline in customer demand.

Any of the above risks could have a material adverse impact on our business and consolidated financial results.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended March 28, 2020, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 28, 2020 and March 30, 2019; (ii) Condensed Consolidated Balance Sheets at March 28, 2020 and December 31, 2019; (iii) Condensed Consolidated Statements of Equity for the three months ended March 28, 2020 and March 30, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2020 and March 30, 2019; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: April 30, 2020	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: April 30, 2020	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer