Form 10-Q
period 2020-06-27
SPX CORP
filed 2020-07-31
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-6948

SPX CORPORATION
(Exact Name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6325 Ardrey Kell Road, Suite 400, Charlotte, North Carolina 28277
(Address of principal executive offices) (Zip Code)

(980) 474-3700
(Registrant’s telephone number, including area code)

13320-A Ballantyne Corporate Place, Charlotte, North Carolina 28277
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
Common shares outstanding July 24, 2020, 44,690,258

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$373.2	$372.4	$742.5	$716.0
Costs and expenses:
Cost of products sold	259.2	264.2	514.4	524.6
Selling, general and administrative	75.8	78.2	154.7	154.9
Intangible amortization	2.4	2.4	5.0	4.0
Special charges, net	1.4	1.3	1.7	1.4
Other operating (income) expense	—	—	(0.4)	1.8
Operating income	34.4	26.3	67.1	29.3

Other income, net	5.8	1.9	6.5	9.1
Interest expense	(4.8)	(5.3)	(9.5)	(10.6)
Interest income	0.1	0.6	0.1	0.9
Income from continuing operations before income taxes	35.5	23.5	64.2	28.7
Income tax provision	(7.1)	(4.1)	(13.1)	(8.7)
Income from continuing operations	28.4	19.4	51.1	20.0

Income (loss) from discontinued operations, net of tax	—	—	—	—
Loss on disposition of discontinued operations, net of tax	(1.3)	(0.2)	(1.3)	(1.6)
Loss from discontinued operations, net of tax	(1.3)	(0.2)	(1.3)	(1.6)

Net income	$27.1	$19.2	$49.8	$18.4

Basic income per share of common stock:
Income from continuing operations	$0.64	$0.44	$1.15	$0.46
Loss from discontinued operations	(0.03)	—	(0.03)	(0.04)
Net income per share	$0.61	$0.44	$1.12	$0.42

Weighted-average number of common shares outstanding — basic	44.590	43.914	44.452	43.767

Diluted income per share of common stock:
Income from continuing operations	$0.62	$0.43	$1.12	$0.45
Loss from discontinued operations	(0.03)	—	(0.03)	(0.04)
Net income per share	$0.59	$0.43	$1.09	$0.41

Weighted-average number of common shares outstanding — diluted	45.648	44.892	45.620	44.750

Comprehensive income	$31.0	$15.3	$40.8	$16.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$190.2	$54.7
Accounts receivable, net	239.5	265.9
Contract assets	65.5	63.4
Inventories, net	181.6	154.9
Other current assets (includes income taxes receivable of $24.9 and $23.0 at June 27, 2020 and December 31, 2019, respectively)	92.2	93.2
Total current assets	769.0	632.1
Property, plant and equipment:
Land	19.2	18.7
Buildings and leasehold improvements	120.6	121.9
Machinery and equipment	349.6	342.6
	489.4	483.2
Accumulated depreciation	(311.3)	(304.1)
Property, plant and equipment, net	178.1	179.1
Goodwill	451.0	449.3
Intangibles, net	246.5	251.7
Other assets	603.6	605.9
Deferred income taxes	8.2	16.4
TOTAL ASSETS	$2,256.4	$2,134.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137.9	$141.6
Contract liabilities	91.1	100.8
Accrued expenses	201.4	220.4
Income taxes payable	2.7	2.2
Short-term debt	266.8	142.6
Current maturities of long-term debt	4.1	1.0
Total current liabilities	704.0	608.6
Long-term debt	247.0	249.9
Deferred and other income taxes	26.3	26.3
Other long-term liabilities	727.0	747.3
Total long-term liabilities	1,000.3	1,023.5
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,326,394 and 44,652,648 issued and outstanding at June 27, 2020, respectively, and 52,017,204 and 44,202,503 issued and outstanding at December 31, 2019, respectively)	0.5	0.5
Paid-in capital	1,303.4	1,302.4
Retained deficit	(535.5)	(584.8)
Accumulated other comprehensive income	235.3	244.3
Common stock in treasury (7,673,746 and 7,814,701 shares at June 27, 2020 and December 31, 2019, respectively)	(451.6)	(460.0)
Total equity	552.1	502.4
TOTAL LIABILITIES AND EQUITY	$2,256.4	$2,134.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended June 27, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at March 28, 2020	$0.5	$1,298.5	$(562.6)	$231.4	$(452.7)	$515.1
Net income	—	—	27.1	—	—	27.1
Other comprehensive income, net	—	—	—	3.9	—	3.9
Incentive plan activity	—	2.9	—	—	—	2.9
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock and restricted stock unit vesting	—	(1.1)	—	—	1.1	—
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1

	Six months ended June 27, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	49.8	—	—	49.8
Other comprehensive loss, net	—	—	—	(9.0)	—	(9.0)
Incentive plan activity	—	7.6	—	—	—	7.6
Long-term incentive compensation expense	—	6.1	—	—	—	6.1
Restricted stock and restricted stock unit vesting	—	(12.7)	—	—	8.4	(4.3)
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1

	Three months ended June 29, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at March 30, 2019	$0.5	$1,279.9	$(650.9)	$246.6	$(460.8)	$415.3
Net income	—	—	19.2	—	—	19.2
Other comprehensive loss, net	—	—	—	(3.9)	—	(3.9)
Incentive plan activity	—	3.5	—	—	—	3.5
Long-term incentive compensation expense	—	2.7	—	—	—	2.7
Restricted stock and restricted stock unit vesting	—	(0.8)	—	—	0.7	(0.1)
Balance at June 29, 2019	$0.5	$1,285.3	$(631.7)	$242.7	$(460.1)	$436.7

	Six months ended June 29, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2018	$0.5	$1,295.4	$(650.1)	$244.9	$(475.8)	414.9
Net income	—	—	18.4	—	—	18.4
Other comprehensive loss, net	—	—	—	(2.2)	—	(2.2)
Incentive plan activity	—	6.9	—	—	—	6.9
Long-term incentive compensation expense	—	5.3	—	—	—	5.3
Restricted stock and restricted stock unit vesting	—	(22.3)	—	—	15.7	(6.6)
Balance at June 29, 2019	$0.5	$1,285.3	$(631.7)	$242.7	$(460.1)	$436.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 27, 2020	June 29, 2019
Cash flows from (used in) operating activities:
Net income	$49.8	$18.4
Less: Loss from discontinued operations, net of tax	(1.3)	(1.6)
Income from continuing operations	51.1	20.0
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	1.7	1.4
Gain on change in fair value of equity security	(5.3)	(7.9)
Deferred and other income taxes	11.0	4.4
Depreciation and amortization	18.5	16.6
Pension and other employee benefits	3.6	5.1
Long-term incentive compensation	6.8	6.8
Other, net	2.4	0.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	48.8	71.0
Inventories	(28.1)	(18.0)
Accounts payable, accrued expenses and other	(78.9)	(69.8)
Cash spending on restructuring actions	(1.8)	(2.2)
Net cash from continuing operations	29.8	28.0
Net cash used in discontinued operations	(3.5)	(1.5)
Net cash from operating activities	26.3	26.5
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	1.1	2.4
Business acquisition, net of cash acquired	—	(77.2)
Net proceeds from sales of assets	—	5.5
Capital expenditures	(9.4)	(6.2)
Net cash used in continuing operations	(8.3)	(75.5)
Net cash from discontinued operations	—	—
Net cash used in investing activities	(8.3)	(75.5)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	178.7	101.6
Repayments under senior credit facilities	(88.7)	(86.8)
Borrowings under trade receivables financing arrangement	65.0	45.0
Repayments under trade receivables financing arrangement	(30.0)	(44.0)
Net borrowings (repayments) under other financing arrangements	(1.4)	2.7
Payment of contingent consideration	(1.5)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(2.3)	(4.8)
Net cash from continuing operations	119.8	13.7
Net cash from discontinued operations	—	—
Net cash from financing activities	119.8	13.7
Change in cash and equivalents due to changes in foreign currency exchange rates	(2.3)	1.1
Net change in cash and equivalents	135.5	(34.2)
Consolidated cash and equivalents, beginning of period	54.7	68.8
Consolidated cash and equivalents, end of period	$190.2	$34.6

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
Acquisition of SGS
On July 3, 2019, we completed the acquisition of SGS Refrigeration Inc. (“SGS”), a manufacturer of industrial refrigeration products in North America, for cash proceeds of $11.5, including contingent consideration of $1.5 that was paid during the first quarter of 2020. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.
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
Impact of the Coronavirus Disease (the “COVID-19 pandemic”)

We began to experience modest adverse impacts of the COVID-19 pandemic in March of 2020 and these adverse impacts are expected to continue during the second half of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of June 27, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results for the six months ended June 27, 2020, when compared to the consolidated operating results for the six months ended June 29, 2019.

(2) NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing guidance, Accounting Standards Codification (“ASC”) 842, that requires lessees to recognize assets and liabilities for the rights and obligations created by leases. Under the amendment, additional qualitative and quantitative disclosures are required to allow users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach, which entails recognizing the initial effect of adoption in retained earnings. The adoption of ASC 842 had no impact on our retained deficit.

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
In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (i) transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (iii) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019. We adopted this guidance on January 1, 2020 with no impact on our condensed consolidated financial statements.
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

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued an amendment to existing guidance, ASU No. 2020-04, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendment is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. We are currently evaluating the impacts of reference rate reform and the new guidance on our condensed consolidated financial statements.

(3) ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on February 1, 2019, July 3, 2019, and November 12, 2019, we completed the acquisitions of Sabik, SGS, and Patterson-Kelley, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations for the three and six months ended June 29, 2019.

We recognized a net loss of $1.3 during the three and six months ended June 27, 2020, and net losses during the three and six months ended June 29, 2019 of $0.2 and $1.6, respectively, within “Loss on disposition of discontinued operations, net of tax” resulting primarily from revisions to liabilities retained in connection with prior business divestitures.

(4) REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended June 27, 2020
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$76.6	$—	$—	$—	$76.6
Boilers, comfort heating, and ventilation	55.7	—	—	—	55.7
Underground locators and inspection and rehabilitation equipment	—	47.3	—	—	47.3
Signal monitoring, obstruction lighting, and bus fare collection systems	—	44.8	—	—	44.8
Power transformers	—	—	113.9	—	113.9
Process cooling equipment and services, and heat exchangers	—	—	32.9	1.7	34.6
South African projects	—	—	—	0.3	0.3
	$132.3	$92.1	$146.8	$2.0	$373.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$132.3	$85.7	$11.6	$0.7	$230.3
Revenues recognized over time	—	6.4	135.2	1.3	142.9
	$132.3	$92.1	$146.8	$2.0	$373.2

	Six months ended June 27, 2020
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$134.5	$—	$—	$—	$134.5
Boilers, comfort heating, and ventilation	116.3	—	—	—	116.3
Underground locators and inspection and rehabilitation equipment	—	96.0	—	—	96.0
Signal monitoring, obstruction lighting, and bus fare collection systems	—	88.0	—	—	88.0
Power transformers	—	—	224.5	—	224.5
Process cooling equipment and services, and heat exchangers	—	—	77.2	3.6	80.8
South African projects	—	—	—	2.4	2.4
	$250.8	$184.0	$301.7	$6.0	$742.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$250.8	$169.2	$23.2	$2.0	$445.2
Revenues recognized over time	—	14.8	278.5	4.0	297.3
	$250.8	$184.0	$301.7	$6.0	$742.5

	Three months ended June 29, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$67.0	$—	$—	$—	$67.0
Boilers, comfort heating, and ventilation	63.9	—	—	—	63.9
Underground locators and inspection and rehabilitation equipment	—	52.6	—	—	52.6
Signal monitoring, obstruction lighting, and bus fare collection systems	—	49.1	—	—	49.1
Power transformers	—	—	104.6	—	104.6
Process cooling equipment and services, and heat exchangers	—	—	34.4	3.1	37.5
South African projects (1)	—	—	—	(2.3)	(2.3)
	$130.9	$101.7	$139.0	$0.8	$372.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$130.9	$96.1	$12.9	$0.5	$240.4
Revenues recognized over time (1)	—	5.6	126.1	0.3	132.0
	$130.9	$101.7	$139.0	$0.8	$372.4

	Six months ended June 29, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$125.9	$—	$—	$—	$125.9
Boilers, comfort heating, and ventilation	133.4	—	—	—	133.4
Underground locators and inspection and rehabilitation equipment	—	99.7	—	—	99.7
Signal monitoring, obstruction lighting, and bus fare collection systems	—	87.1	—	—	87.1
Power transformers	—	—	203.4	—	203.4
Process cooling equipment and services, and heat exchangers	—	—	73.6	6.8	80.4
South African projects (1)	—	—	—	(13.9)	(13.9)
	$259.3	$186.8	$277.0	$(7.1)	$716.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$259.3	$175.7	$25.4	$1.6	$462.0
Revenues recognized over time (1)	—	11.1	251.6	(8.7)	254.0
	$259.3	$186.8	$277.0	$(7.1)	$716.0

__________________________
(1) As further discussed below, during the three and six months ended June 29, 2019, we reduced the amount of revenue associated with the large power projects in South Africa by $6.0 and $23.5, respectively.

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of June 27, 2020 and December 31, 2019:

Contract Balances	June 27, 2020	December 31, 2019	Change
Contract Accounts Receivable(1)	$231.4	$260.8	$(29.4)
Contract Assets	65.5	63.4	2.1
Contract Liabilities - current	(91.1)	(100.8)	9.7
Contract Liabilities - non-current(2)	(3.0)	(3.3)	0.3
Net contract balance	$202.8	$220.1	$(17.3)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $17.3 decrease in our net contract balance from December 31, 2019 to June 27, 2020 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three and six months ended June 27, 2020, we recognized revenues of $19.6 and $64.2, respectively, related to our contract liabilities at December 31, 2019.
Performance Obligations

As of June 27, 2020, the aggregate amount allocated to remaining performance obligations was $79.7. We expect to recognize revenue on approximately 47% and 64% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.
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

As of June 27, 2020, there was $0.3 of cumulative revenue associated with variable consideration recorded for the large power projects in South Africa.

(5) LEASES
We entered into a ten-year agreement to lease office space for a new corporate headquarters location in Charlotte, NC, with scheduled monthly payments under the agreement commencing on June 1, 2020. Aggregate scheduled payments under the agreement total $17.6. As a result of this agreement, the weighted-average remaining lease term and weighted-average discount rate of our operating leases are now 7 years and 3.1%, respectively. There have been no other material changes to our operating and finance leases during the six months ended June 27, 2020.

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
Financial data for our reportable segments and other operating segments for the three and six months ended June 27, 2020 and June 29, 2019 are presented below:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
HVAC reportable segment	$132.3	$130.9	$250.8	$259.3
Detection and Measurement reportable segment	92.1	101.7	184.0	186.8
Engineered Solutions reportable segment	146.8	139.0	301.7	277.0
All Other (1)	2.0	0.8	6.0	(7.1)
Consolidated revenues	$373.2	$372.4	$742.5	$716.0

Income (loss):
HVAC reportable segment	$18.2	$16.7	$33.2	$35.1
Detection and Measurement reportable segment	16.0	21.7	34.2	38.7
Engineered Solutions reportable segment	17.6	13.0	35.5	21.0
All Other (1)	(4.2)	(10.0)	(8.1)	(32.6)
Total income for segments	47.6	41.4	94.8	62.2

Corporate expense	(8.5)	(10.5)	(19.6)	(22.9)
Long-term incentive compensation expense	(3.3)	(3.3)	(6.8)	(6.8)
Special charges, net	(1.4)	(1.3)	(1.7)	(1.4)
Other operating income (expense)	—	—	0.4	(1.8)
Consolidated operating income	$34.4	$26.3	$67.1	$29.3
_____________________
(1)As indicated in Note 4, during the three and six months ended June 29, 2019, we reduced the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa by $6.0 and $23.5, respectively.

(7) SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended June 27, 2020 and June 29, 2019 are described in more detail below:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
HVAC reportable segment	$0.4	$0.6	$0.5	$0.7
Detection and Measurement reportable segment	0.1	—	0.1	—
Engineered Solutions reportable segment	—	0.4	—	0.4
All Other	0.4	0.3	0.6	0.3
Corporate	0.5	—	0.5	—
Total	$1.4	$1.3	$1.7	$1.4

HVAC — Charges for the three and six months ended June 27, 2020 related primarily to severance costs associated with restructuring actions at the segment's Patterson-Kelley and Cooling Americas businesses. Charges for the three and six months ended June 29, 2019 related primarily to severance and asset impairment charges associated with the planned relocation of certain operations and severance costs associated with a restructuring action at the segment’s Cooling EMEA business.
Detection and Measurement — Charges for the three and six months ended June 27, 2020 related to severance costs for a restructuring action at the segment's bus fare collection systems business.

Engineered Solutions — Charges for the three and six months ended June 29, 2019 related primarily to an asset impairment charge.
All Other — Charges for the three and six months ended June 27, 2020 related primarily to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary, and Heat Transfer. Charges for the three and six months ended June 29, 2019 related primarily to severance costs incurred in connection with the continuation of a restructuring action at DBT.
Corporate – Charges for the three and six months ended June 27, 2020 related to asset impairment and other charges associated with the move to a new corporate headquarters.

No significant charges are expected to be incurred under actions approved as of June 27, 2020.
The following is an analysis of our restructuring liabilities for the six months ended June 27, 2020 and June 29, 2019:

	Six months ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$1.7	$2.7
Special charges (1)	1.5	0.6
Utilization — cash	(1.8)	(2.2)
Currency translation adjustment and other	(0.2)	—
Balance at end of period	$1.2	$1.1
_____________________
(1)For the six months ended June 27, 2020 and June 29, 2019, excludes $0.2 and $0.8, respectively, of non-cash charges that impacted “Special charges” but not the restructuring liabilities.

(8) INVENTORIES, NET
Inventories at June 27, 2020 and December 31, 2019 comprised the following:

	June 27, 2020	December 31, 2019
Finished goods	$67.4	$57.6
Work in process	22.1	19.3
Raw materials and purchased parts	105.4	90.3
Total FIFO cost	194.9	167.2
Excess of FIFO cost over LIFO inventory value	(13.3)	(12.3)
Total inventories, net	$181.6	$154.9

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 42% and 36% of total inventory at June 27, 2020 and December 31, 2019, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 27, 2020 were as follows:

	December 31, 2019	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	June 27, 2020
HVAC reportable segment
Gross goodwill	$277.1	$1.3	$—	$(0.1)	$278.3
Accumulated impairments	(144.6)	—	—	0.3	(144.3)
Goodwill	132.5	1.3	—	0.2	134.0

Detection and Measurement reportable segment
Gross goodwill	304.1	—	—	(1.2)	302.9
Accumulated impairments	(133.6)	—	—	1.4	(132.2)
Goodwill	170.5	—	—	0.2	170.7

Engineered Solutions reportable segment
Gross goodwill	334.2	—	—	0.7	334.9
Accumulated impairments	(187.9)	—	—	(0.7)	(188.6)
Goodwill	146.3	—	—	—	146.3

All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—

Total
Gross goodwill	936.2	1.3	—	(0.6)	936.9
Accumulated impairments	(486.9)	—	—	1.0	(485.9)
Goodwill	$449.3	$1.3	$—	$0.4	$451.0
___________________________
(1)Reflects an increase in Patterson-Kelley's goodwill during the period of $1.4 resulting from revisions to the valuation of certain liabilities and an increase in SGS's goodwill during the period of $0.4 resulting from revisions to the valuation of certain income tax accounts, partially offset by a decrease to goodwill during the period from revisions to the valuation of certain tangible assets at Patterson-Kelley of $0.5. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the SGS and Patterson-Kelley acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.
Other Intangibles, Net
Identifiable intangible assets at June 27, 2020 and December 31, 2019 comprised the following:

	June 27, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$77.5	$(12.0)	$65.5	$77.4	$(8.7)	$68.7
Technology	29.6	(4.7)	24.9	29.5	(3.3)	26.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	12.3	(9.6)	2.7	12.6	(9.2)	3.4
	123.9	(30.8)	93.1	124.0	(25.7)	98.3
Trademarks with indefinite lives	153.4	—	153.4	153.4	—	153.4
Total	$277.3	$(30.8)	$246.5	$277.4	$(25.7)	$251.7

At June 27, 2020, the net carrying value of intangible assets with determinable lives consisted of $25.9 in the HVAC reportable segment and $67.2 in the Detection and Measurement reportable segment. At June 27, 2020, trademarks with indefinite lives consisted of $96.3 in the HVAC reportable segment, $48.0 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
Based on our annual goodwill impairment testing in the fourth quarter of 2019, we concluded that the estimated fair value of our Cues reporting unit exceeded the carrying value of its net assets by approximately 10%. An adverse change in any of the assumptions used in testing Cues’ goodwill for impairment (e.g., projected revenue and profit, discount rates, industry price multiples, etc.) could result in Cues’ estimated fair value being less than the carrying value of its net assets. If Cues is unable to achieve the financial forecasts included in its 2019 annual goodwill impairment analysis, we may be required to record an impairment charge related to Cues’ goodwill. Cues’ goodwill was $47.9 at June 27, 2020.

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
As indicated in Note 1, the COVID-19 pandemic is expected to have an adverse impact on our consolidated financial results in the second half of 2020, and possibly longer. As of June 27, 2020, there were no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

(10)  WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$35.1	$34.0
Acquisitions	1.4	0.1
Provisions	5.7	6.0
Usage	(6.7)	(6.7)
Currency translation adjustment	0.1	—
Balance at end of period	35.6	33.4
Less: Current portion of warranty	13.5	11.8
Non-current portion of warranty	$22.1	$21.6

(11) EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$—	$—	$—	$—
Interest cost	2.7	3.3	5.4	6.6
Expected return on plan assets	(2.4)	(2.4)	(4.8)	(4.9)
Net periodic pension benefit expense	$0.3	$0.9	$0.6	$1.7

Foreign Pension Plans

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$—	$—	$—	$—
Interest cost	1.0	1.1	2.0	2.3
Expected return on plan assets	(1.5)	(1.6)	(3.0)	(3.2)
Net periodic pension benefit income	$(0.5)	$(0.5)	$(1.0)	$(0.9)

Postretirement Plans

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$—	$—	$—	$—
Interest cost	0.4	0.6	0.8	1.2
Amortization of unrecognized prior service credits	(1.2)	(1.0)	(2.4)	(2.0)
Net periodic postretirement benefit income	$(0.8)	$(0.4)	$(1.6)	$(0.8)

(12) INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended June 27, 2020:

	December 31, 2019	Borrowings	Repayments	Other(5)	June 27, 2020
Revolving loans (1)	$140.0	$178.7	$(88.7)	$—	$230.0
Term loan(2)	248.2	—	—	0.2	248.4
Trade receivables financing arrangement(3)	—	65.0	(30.0)	—	35.0
Other indebtedness(4)	5.3	—	(1.4)	0.6	4.5
Total debt	393.5	$243.7	$(120.1)	$0.8	517.9
Less: short-term debt	142.6				266.8
Less: current maturities of long-term debt	1.0				4.1
Total long-term debt	$249.9				$247.0
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
(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.6 and $1.8 at June 27, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 27, 2020, we had $9.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $35.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $1.8 and $2.6 and capital lease obligations of $2.7, at June 27, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2019 Annual Report on Form 10-K.
At June 27, 2020, we had $202.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $230.0 and $17.3 reserved for domestic letters of credit. In addition, at June 27, 2020, we had $19.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.7 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.6% at June 27, 2020.
At June 27, 2020, we were in compliance with all covenants of our senior credit agreement.

(13) DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In March 2018, we entered into interest rate swap agreements (“Initial Swaps”) that had an initial notional amount of $260.0 and maturities through March 2021 and effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin. The aggregate notional amount of the Initial Swaps was $243.8 as of June 27, 2020.

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

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of June 27, 2020 and December 31, 2019, the unrealized loss, net of tax, recorded in Accumulated Other Comprehensive Income (“AOCI”) for our interest rate swap agreements was $8.4 and $1.9, respectively. In addition, the fair value of our interest rate swap agreements totaled $11.1 at June 27, 2020, with $5.0 recorded as a current liability and the remainder in long-term liabilities, and $2.5 at December 31, 2019 (all of which is recorded in long-term liabilities). Changes in the fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $10.1 and $26.0 outstanding as of June 27, 2020 and December 31, 2019, respectively, with all of the $10.1 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At June 27, 2020 and December 31, 2019, the outstanding notional amount of commodity contracts were 3.9 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent the commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of June 27, 2020 and December 31, 2019, the fair value of these contracts were current assets of $0.5 and $0.4, respectively. The unrealized gain (loss), net of taxes, recorded in AOCI were $0.4 and $0.3 as of June 27, 2020 and December 31, 2019, respectively. We anticipate reclassifying the unrealized gain as of June 27, 2020 to earnings over the next 12 months.

(14) EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted-average number of common shares used in basic income per share	44.590	43.914	44.452	43.767
Dilutive securities — Employee stock options and restricted stock units	1.058	0.978	1.168	0.983
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.648	44.892	45.620	44.750

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.409 and 0.944, respectively, for the three months ended June 27, 2020, and 0.345 and 0.803, respectively, for the six months ended June 27, 2020.

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.461 and 0.996, respectively, for the three months ended June 29, 2019, and 0.379 and 0.962, respectively, for the six months ended June 29, 2019.

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
Effective May 14, 2020, we granted 0.028 RSU's to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2021.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.3 for the three months ended June 27, 2020 and June 29, 2019 and $6.8 for the six months ended June 27, 2020 and June 29, 2019. The related tax benefit was $0.8 for the three months ended June 27, 2020 and June 29, 2019 and $1.7 for the six months ended June 27, 2020 and June 29, 2019.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended June 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$222.3	$(8.0)	$17.1	$231.4
Other comprehensive income (loss) before reclassifications	4.9	(1.4)	(0.1)	3.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	(0.9)	0.5
Current-period other comprehensive income (loss)	4.9	—	(1.0)	3.9
Balance at end of period	$227.2	$(8.0)	$16.1	$235.3
__________________________
(1)Net of tax benefit of $2.6 and $2.7 as of June 27, 2020 and March 28, 2020, respectively.
(2)Net of tax provision of $5.5 and $5.8 as of June 27, 2020 and March 28, 2020, respectively. The balances as of June 27, 2020 and March 28, 2020 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended June 27, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.0	$(1.6)	$17.9	$244.3
Other comprehensive loss before reclassifications	(0.8)	(8.2)	—	(9.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.8	(1.8)	—
Current-period other comprehensive loss	(0.8)	(6.4)	(1.8)	(9.0)
Balance at end of period	$227.2	$(8.0)	$16.1	$235.3
__________________________
(1)Net of tax benefit of $2.6 and $0.5 as of June 27, 2020 and December 31, 2019, respectively.
(2)Net of tax provision of $5.5 and $6.1 as of June 27, 2020 and December 31, 2019. The balances as of June 27, 2020 and December 31, 2019 include unamortized prior service credits.
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
__________________________
(1)Net of tax benefit of $0.9 and $0.1 as of June 29, 2019 and March 30, 2019, respectively.
(2)Net of tax provision of $6.1 and $6.4 as of June 29, 2019 and March 30, 2019, respectively. The balances as of June 29, 2019 and March 30, 2019 include unamortized prior service credits.

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
__________________________
(1)Net of tax benefit of $0.9 and $0.2 as of June 29, 2019 and December 31, 2018.
(2)Net of tax provision of $6.1 and $6.6 as of June 29, 2019 and December 31, 2018. The balances as of June 29, 2019 and December 31, 2018 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended June 27, 2020 and June 29, 2019:

	Amount Reclassified from AOCI
	Three months ended
	June 27, 2020	June 29, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.6	$—	Cost of products sold
Swaps	1.3	—	Interest expense
Pre-tax	1.9	—
Income taxes	(0.5)	—
	$1.4	$—

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.0)	Other income, net
Income taxes	0.3	0.3
	$(0.9)	$(0.7)

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the six months ended June 27, 2020 and June 29, 2019:

	Amount Reclassified from AOCI
	Six months ended
	June 27, 2020	June 29, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.6	$0.3	Cost of products sold
Swaps	1.8	—	Interest expense
Pre-tax	2.4	0.3
Income taxes	(0.6)	(0.1)
	$1.8	$0.2

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.4)	(2.0)	Other income, net
Income taxes	0.6	0.5
	$(1.8)	$(1.5)

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
Our recorded liabilities related to these matters totaled $565.0 (including $525.0 for asbestos product liability matters) and $592.4 (including $552.2 for asbestos product liability matters) at June 27, 2020 and December 31, 2019, respectively. Of these amounts, $491.6 and $517.6 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 27, 2020 and December 31, 2019, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the six months ended June 27, 2020, our payments for asbestos-related matters, net of insurance recoveries of $16.3, were $11.8. During the six months ended June 29, 2019, our payments for asbestos-related matters, net of insurance recoveries of $26.6, were $6.3. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $496.4 and $509.6 at June 27, 2020 and December 31, 2019, respectively. Of these amounts, $446.4 and $459.6 are included in “Other assets” within our condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019, respectively, with the remainder included in “Other current assets.” These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three and six months ended June 27, 2020 and June 29, 2019, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
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

Claims by MHPSA - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHPSA alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $54.4), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHPSA for these claims; (ii) complexity of contractual relationships between the end customer, MHPSA, and DBT; (iii) legal interpretation of the contract provisions and application of South African common law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

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

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHPSA to return $2.3 of bonds; (iii) ruled that DBT is entitled to the return of an additional $3.9 of bonds upon the completion of certain administrative milestones; and (iv) ordered MHPSA to pay South African Rand 18.4 (or $1.1) in incentive payments for work performed by DBT, and ruled that MHPSA waived its rights to assert delay damages against DBT, on one of the units of the Kusile project. The ruling is subject to MHPSA’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated financial statements.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of June 27, 2020, we had liabilities for site investigation and/or remediation at 26 sites (29 sites at December 31, 2019) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of June 27, 2020, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16) INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of June 27, 2020, we had gross unrecognized tax benefits of $16.7 (net unrecognized tax benefits of $13.4). Of these net unrecognized tax benefits, $9.4 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 27, 2020, gross accrued interest totaled $4.5 (net accrued interest of $3.5). As of June 27, 2020, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended June 27, 2020, we recorded an income tax provision of $7.1 on $35.5 of pre-tax income from continuing operations, resulting in an effective rate of 20.0%. This compares to an income tax provision for the three months ended June 29, 2019 of $4.1 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.4%. The most significant items impacting the income tax provision for the second quarter of 2020 were (i) $0.5 of tax benefits associated with statute expirations in certain jurisdictions and (ii) $0.3 of excess tax benefits resulting from stock option awards that were exercised during the quarter. The most significant items impacting the income tax provision for the second quarter of 2019 were (i) $1.3 of tax benefits related to our U.S. tax credits and incentives and (ii) $0.4 of excess tax benefits resulting from stock option awards that were exercised during the quarter.

For the six months ended June 27, 2020, we recorded an income tax provision of $13.1 on $64.2 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the six months ended June 29, 2019 of $8.7 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 30.3%. The most significant items impacting the income tax provision for the first six months of 2020 were (i) $1.5 of excess tax benefits resulting from stock option awards that were exercised during the period and (ii) the $0.5 of tax benefits associated with the statute expirations noted above. The most significant items impacting the income tax provision for the first six months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, partially offset by $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period and the $1.3 of tax benefits noted above related to our U.S. tax credits and incentives.

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

The Internal Revenue Service (“IRS”) currently is performing an audit of our 2007, 2013, 2014, 2015, 2016 and 2017 federal income tax returns. With regard to all open tax years, we believe any contingencies are adequately provided for.
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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides for changes to various tax laws that impact businesses. We do not believe these changes materially impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of June 27, 2020. As further guidance is released regarding the CARES Act, we will record adjustments to our current and deferred income tax balances, as necessary.

As provided within the CARES Act, we are deferring payment of our social security payroll taxes, for the period March 27, 2020 to December 31, 2020, to 2021, with the amount deferred as of June 27, 2020 totaling $3.4.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 0.0 and Euro 7.3, respectively, at June 27, 2020) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG, an affiliate of the acquirer of Balcke Dürr, provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 1.0 and Euro 2.5, respectively, at June 27, 2020). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated cash collateral and indemnities provided. Summarized below are changes in the liability and asset during the six months ended June 27, 2020, and June 29, 2019.

	Six months ended
	June 27, 2020		June 29, 2019
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$2.0	$0.3	$4.4	$1.2
Reduction/Amortization for the period (2)	(0.3)	(0.1)	(2.2)	(0.4)
Impact of changes in foreign currency rates	0.1	—	—	—
Balance at end of period (3)	$1.8	$0.2	$2.2	$0.8
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
As of June 27, 2020, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and six months ended June 27, 2020, we recorded a gain of $5.3 to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of June 27, 2020 and December 31, 2019, the equity security had an estimated fair value of $27.2 and $21.9, respectively.

During the three and six months ended June 29, 2019, we recorded gains of $1.6 and $7.9, respectively, to “Other income, net.” In addition, we received a distribution during the first quarter of 2019 of $2.6 included within “Cash flows from operating activities” in our condensed consolidated cash flows.

Indebtedness and Other — The estimated fair value of our debt instruments as of June 27, 2020 and December 31, 2019 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

IMPACT OF THE COVID-19 PANDEMIC

As further discussed below, the COVID-19 pandemic had a modest adverse impact on our consolidated results of operations for the three and six months ended June 27, 2020. These adverse impacts are expected to continue during the remainder of 2020, and possibly longer. Although certain of our businesses are likely to be impacted more than others in our portfolio, we believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the potential adverse impacts of the COVID-19 pandemic. For example, the products we manufacture and services we provide fall under the definition of “critical” or “essential” under various federal guidelines and state/local governmental orders that otherwise restrict business activities. These include products and services that enable the operation and maintenance of communication networks, the electrical grid, water and wastewater systems, and other key elements of infrastructure. Our manufacturing facilities have not experienced material interruptions in operations. As incidents of the COVID-19 pandemic increase across the country, we may close facilities from time to time to address employee safety matters. In terms of liquidity, we generated $29.8 of cash flows from operating activities associated with continuing operations during the first six months of 2020, which was comparable to the related amount for the first six months of 2019 of $28.0, indicating that the COVID-19 pandemic has had no consequential impact on our cash flows thus far. In addition, as of June 27, 2020, we had over $400.0 of availability from cash on-hand and aggregate borrowing capacity under senior credit facilities and trade receivable financing arrangement. Lastly, scheduled repayments over the next twelve months for our long-term debt arrangements totaled only $4.1 as of June 27, 2020. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary expenses and capital expenditures, and implemented actions to address potential material sourcing challenges. We will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 1, 9, 12, and 16 to our condensed consolidated financial statements and “Risk Factors” for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended June 27, 2020 totaled $373.2 and $742.5 respectively, compared to $372.4 and $716.0 during the comparable periods in 2019. The increase in revenues during the three and six months ended June 27, 2020 over the respective prior year periods was due primarily to (i) the impact of the acquisitions of SGS Refrigeration, Inc. (“SGS”) on July 3, 2019 and Patterson-Kelley, LLC (“Patterson-Kelley”) on November 12, 2019 and (ii) adjustments which resulted in reductions to the cumulative revenue associated with the variable consideration on the large power projects in South Africa of $6.0 and $23.5 during the three and six months ended June 29, 2019, respectively, partially offset by a decrease in organic revenue. The decrease in organic revenue during the three and six months ended June 27, 2020 was due primarily to lower sales of HVAC heating products, underground pipe and cable locators, and communication technologies products, with a significant portion of the decrease attributable to lower customer demand and order delays caused by the COVID-19 pandemic. These declines in organic revenue were partially offset by higher sales of power transformers. See “Results of Reportable and Other Operating Segments” for additional details.

During the three and six months ended June 27, 2020, we generated operating income of $34.4 and $67.1, respectively, compared to $26.3 and $29.3 for the three and six months ended June 29, 2019, respectively. The increase in operating income during the three and six months ended June 27, 2020, compared to the same periods in 2019, was due primarily to (i) charges of $6.0 and $23.5 noted above associated with the large power projects in South Africa recorded during the three and six months ended June 29, 2019, respectively, and (ii) an increase in profitability at our power transformer business associated with a more favorable sales mix, improved pricing discipline, and improved throughput at the business’s manufacturing facilities.

Cash flows from operating activities associated with continuing operations totaled $29.8 for the six months ended June 27, 2020, compared to $28.0 during the six months ended June 29, 2019. The increase in cash flows from operating activities was due primarily to a reduction in expenditures related to the large power projects in South Africa, as these projects are in the latter stages of completion, partially offset by the impact of an increase in 2019 short-term incentive compensation expense, which was paid in March 2020, versus 2018 short-term incentive compensation expense, which was paid in March 2019.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results for the first half of 2020, when compared to the consolidated operating results for the first half of 2019.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reduction to revenues on the large power projects in South Africa during the three and six months ended June 29, 2019 of $6.0 and $23.5. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended June 27, 2020 and June 29, 2019, respectively, including the reconciliation of organic revenue decline to the net revenue increase:

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$373.2	$372.4	0.2	$742.5	$716.0	3.7
Gross profit	114.0	108.2	5.4	228.1	191.4	19.2
% of revenues	30.5%	29.1%		30.7%	26.7%
Selling, general and administrative expense	75.8	78.2	(3.1)	154.7	154.9	(0.1)
% of revenues	20.3%	21.0%		20.8%	21.6%
Intangible amortization	2.4	2.4	—	5.0	4.0	25.0
Special charges, net	1.4	1.3	7.7	1.7	1.4	21.4
Other operating (income) expense	—	—	*	(0.4)	1.8	*
Other income, net	5.8	1.9	205.3	6.5	9.1	(28.6)
Interest expense, net	(4.7)	(4.7)	—	(9.4)	(9.7)	(3.1)
Income from continuing operations before income taxes	35.5	23.5	51.1	64.2	28.7	123.7
Income tax provision	(7.1)	(4.1)	73.2	(13.1)	(8.7)	50.6
Income from continuing operations	28.4	19.4	46.4	51.1	20.0	155.5

Components of revenue increase:
Organic			(4.7)			(3.2)
Foreign currency			(0.4)			(0.1)
South Africa revenue adjustment			1.6			3.3
Acquisitions			3.7			3.7
Net revenue increase			0.2			3.7
_________________________________
* Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 27, 2020, the increase in revenue, compared to the respective periods in 2019, was due primarily to (i) the impact of the SGS and Patterson-Kelley acquisitions and (ii) adjustments which resulted in reductions to the cumulative revenue associated with the variable consideration on the large power projects in South Africa of $6.0 and $23.5 during the three and six months ended June 29, 2019, respectively, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales of HVAC heating products and underground pipe and cable locators and communication technologies products, with a significant portion of the decrease attributable to lower customer demand and order delays caused by the COVID-19 pandemic, partially offset by higher sales of power transformers. See “Results of Reportable and Other Operating Segments” for additional details.

Gross Profit — For the three and six months ended June 27, 2020, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2019, was due primarily to (i) the reductions in revenue of $6.0 and $23.5, respectively, noted above associated with the large power projects in South Africa recorded during the three and six months ended June 29, 2019, respectively, and (ii) an increase in profitability at our power transformer business associated with a more favorable sales mix, improved pricing discipline, and improved throughput at the business’s manufacturing facilities.

Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended June 27, 2020, the decrease in SG&A expense, compared to the respective periods in 2019, was due primarily to lower incentive compensation and travel expense, partially offset by the impact of the acquisitions noted above.

Intangible Amortization — For the six months ended June 27, 2020, the increase in intangible amortization, compared to the respective period in 2019, was due to the impact of the acquisitions noted above.
Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2020 and 2019.

Other Operating (Income) Expense — Other operating (income) expense for the six months ended June 27, 2020 and June 29, 2019, relate to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended June 27, 2020 was composed primarily of (i) a gain of $5.3 related to a change in the estimated fair value of an equity security that we hold, (ii) pension and postretirement income of $1.0, and (iii) equity earnings of $0.4, partially offset by foreign currency transaction losses of $0.6.

Other income, net, for the three months ended June 29, 2019 was composed primarily of a gain of $1.6 related to a change in the estimated fair value of an equity security that we hold and income derived from company-owned life insurance policies of $0.7.

Other income, net, for the six months ended June 27, 2020 was composed primarily of a gain of $5.3 related to a change in the estimated fair value of an equity security that we hold and pension and postretirement income of $2.0.

Other income, net, for the six months ended June 29, 2019 was composed primarily of (i) a gain of $7.9 related to changes in the estimated fair value of an equity security that we hold and (ii) income derived from company-owned life insurance policies of $2.1, partially offset by foreign currency transaction losses of $1.0.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the six months ended June 27, 2020, compared to the same period in 2019, was the result of lower average interest rates during the six months ended June 27, 2020.
Income Tax Provision — For the three months ended June 27, 2020, we recorded an income tax provision of $7.1 on $35.5 of pre-tax income from continuing operations, resulting in an effective rate of 20.0%. This compares to an income tax provision for the three months ended June 29, 2019 of $4.1 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.4%. The most significant items impacting the income tax provision for the second quarter of 2020 were (i) $0.5 of tax benefits associated with statute expirations in certain jurisdictions and (ii) $0.3 of excess tax benefits resulting from stock option awards that were exercised during the quarter. The most significant items impacting the income tax provision for the second quarter of 2019 were (i) $1.3 of tax benefits related to our U.S. tax credits and incentives and (ii) $0.4 of excess tax benefits resulting from stock option awards that were exercised during the quarter.

For the six months ended June 27, 2020, we recorded an income tax provision of $13.1 on $64.2 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the six months ended June 29, 2019 of $8.7 on $28.7 of pre-tax income from continuing operations, resulting in an effective rate of 30.3%. The most significant items impacting the income tax provision for the first six months of 2020 were (i) $1.5 of excess tax benefits resulting from stock option awards that were exercised during the period and (ii) the $0.5 of tax benefits associated with the statute expirations noted above. The most significant items impacting the income tax provision for the first six months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, partially offset by $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period and the $1.3 of tax benefits noted above related to our U.S. tax credits and incentives.

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

HVAC Reportable Segment

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$132.3	$130.9	1.1	$250.8	$259.3	(3.3)
Income	18.2	16.7	9.0	33.2	35.1	(5.4)
% of revenues	13.8%	12.8%		13.2%	13.5%
Components of revenue increase (decrease):
Organic			(8.9)			(12.2)
Foreign currency			(0.4)			(0.5)
Acquisitions			10.4			9.4
Net revenue increase (decrease):			1.1			(3.3)
Revenues — For the three months ended June 27, 2020, the increase in revenue, compared to the respective period in 2019, was due primarily to the impact of the SGS and Patterson-Kelley acquisitions, partially offset by a decrease in organic revenue. The decrease in organic revenue was due to lower sales of heating products resulting primarily from (i) a warmer than normal winter during the first quarter of 2020, which has negatively impacted customer demand during 2020, and (ii) the negative impact of the COVID-19 pandemic on customer demand during the second quarter of 2020. Such decrease in organic revenue was partially offset by an increase in sales of cooling products in the international markets.

For the six months ended June 27, 2020, the decrease in revenue, compared to the respective period in 2019, was due primarily to a decrease in organic revenue, partially offset by the impact of the SGS and Patterson-Kelley acquisitions. The decrease in organic revenue was due to lower sales of heating products resulting primarily from the matters noted above during the three months ended June 27, 2020.

Income — For the three months ended June 27, 2020, the increase in income and margin, compared to the respective period in 2019, was due to improved operational execution and a favorable sales mix within the segment’s domestic cooling products business, partially offset by the impact of lower sales of heating products noted above.

For the six months ended June 27, 2020, the decrease in income and margin, compared to the respective period in 2019, was due primarily to the impact of lower sales of heating products noted above.

Backlog — The segment had backlog of $117.8 and $69.9 as of June 27, 2020 and June 29, 2019, respectively. Aggregate backlog related to SGS and Patterson-Kelley totaled $8.7 as of June 27, 2020.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$92.1	$101.7	(9.4)	$184.0	$186.8	(1.5)
Income	16.0	21.7	(26.3)	34.2	38.7	(11.6)
% of revenues	17.4%	21.3%		18.6%	20.7%
Components of revenue decrease:
Organic			(8.9)			(1.9)
Foreign currency			(0.5)			(0.7)
Acquisition			—			1.1
Net revenue decrease			(9.4)			(1.5)
Revenues — For the three and six months ended June 27, 2020, the decrease in revenue, compared to the respective periods in 2019, was due primarily to a decrease in organic revenue. The decrease in organic revenue was primarily the result of lower sales of underground pipe and cable locators and communication technologies products, with a significant portion of the decrease attributable to lower customer demand and order delays caused by the COVID-19 pandemic. These decreases in organic revenue were offset by increases in sales bus fare collection systems.

Income — For the three and six months ended June 27, 2020, the decrease in income and margin, compared to the respective periods in 2019, was due to the impact of the revenue decreases noted above and a less favorable sales mix, as the decline in revenue related to the COVID-19 pandemic was focused on the segment’s higher margin product lines.

Backlog — The segment had backlog of $68.7 and $81.5 as of June 27, 2020 and June 29, 2019, respectively.

Engineered Solutions Reportable Segment

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$146.8	$139.0	5.6	$301.7	$277.0	8.9
Income	17.6	13.0	35.4	35.5	21.0	69.0
% of revenues	12.0%	9.4%		11.8%	7.6%
Components of revenue increase:
Organic			5.9			9.0
Foreign currency			(0.3)			(0.1)
Net revenue increase			5.6			8.9
Revenues — For the three and six months ended June 27, 2020, the increase in revenues, compared to the respective periods in 2019, was due to an increase in organic revenue, primarily within the segment's power transformer business associated with (i) a more favorable sales mix, (ii) improved pricing discipline, and (iii) higher throughput at the business's manufacturing facilities resulting from improved execution.
Income — For the three and six months ended June 27, 2020, the increase in income and margin, compared to the respective periods in 2019, was due primarily to the increase in revenues noted above.
Backlog — The segment had backlog of $339.4 and $319.0 as of June 27, 2020 and June 29, 2019, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2020 and into 2021.
All Other

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$2.0	$0.8	*	$6.0	$(7.1)	*
Loss	(4.2)	(10.0)	*	(8.1)	(32.6)	*
% of revenues	*	*		*	*
Components of revenue increase:			*			*
_________________________________
* Not meaningful for comparison purposes.

Revenues — For the three and six months ended June 27, 2020, the increase in revenue, compared to the respective periods in 2019, was due to adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $6.0 and $23.5 during the three and six months ended June 29, 2019, respectively. These increases in revenues were partially offset by a decline in organic revenue resulting from lower sales related to (i) the large power projects in South Africa, as these projects are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.

Loss — For the three and six months ended June 27, 2020, the loss decreased, compared to the respective periods in 2019, as operating results for the three and six months ended June 29, 2019 included charges of $6.0 and $23.5, respectively, associated with the reduction of revenue noted above on the large power projects in South Africa.

Backlog — These operating segments had backlog of $5.0 and $26.5 as of June 27, 2020 and June 29, 2019, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Total consolidated revenues	$373.2	$372.4	0.2	$742.5	$716.0	3.7
Corporate expense	8.5	10.5	(19.0)	19.6	22.9	(14.4)
% of revenues	2.3%	2.8%		2.6%	3.2%
Long-term incentive compensation expense	3.3	3.3	—	6.8	6.8	—
Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The decrease in corporate expense during the three months ended June 27, 2020, compared to the respective period in 2019, was due to lower incentive compensation and travel expenses during the three month ended June 27, 2020. The decrease in corporate expense during the six months ended June 27, 2020, compared to the respective period in 2019, was the result of the matters noted above, along with a decline in acquisition-related costs during the six months ended June 27, 2020.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 27, 2020 and June 29, 2019.

	Six months ended
	June 27, 2020	June 29, 2019
Continuing operations:
Cash flows from operating activities	$29.8	$28.0
Cash flows used in investing activities	(8.3)	(75.5)
Cash flows from financing activities	119.8	13.7
Cash flows used in discontinued operations	(3.5)	(1.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	(2.3)	1.1
Net change in cash and equivalents	$135.5	$(34.2)

Operating Activities — The increase in cash flows from operating activities during the six months ended June 27, 2020, compared to the respective period in 2019, was due primarily to a reduction in expenditures related to the large power projects in South Africa, as these projects are in the latter stages of completion, partially offset by the impact of an increase in 2019 short-term incentive compensation expense, which was paid in March 2020, versus 2018 short-term incentive compensation expense, which was paid in March 2019.

Investing Activities — Cash flows used in investing activities for the six months ended June 27, 2020 were comprised of capital expenditures of $9.4, partially offset by proceeds from company-owned life insurance policies of $1.1.
Cash flows used in investing activities for the six months ended June 29, 2019 were comprised primarily of cash utilized for the acquisition of Sabik of $77.2 and capital expenditures of $6.2, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility.

Financing Activities — Cash flows from financing activities for the six months ended June 27, 2020 were comprised of net borrowings under our various debt instruments of $123.6, partially offset by (i) minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $2.3 and (ii) $1.5 related to contingent consideration paid in connection with the SGS acquisition.

Cash flows from financing activities for the six months ended June 29, 2019 were comprised of net borrowings of $18.5 which resulted primarily from the acquisition of Sabik, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.8.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 27, 2020 and June 29, 2019 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2020 and 2019.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended June 27, 2020.

	December 31, 2019	Borrowings	Repayments	Other(5)	June 27, 2020
Revolving loans (1)	$140.0	$178.7	$(88.7)	$—	$230.0
Term loan(2)	248.2	—	—	0.2	248.4
Trade receivables financing arrangement(3)	—	65.0	(30.0)	—	35.0
Other indebtedness(4)	5.3	—	(1.4)	0.6	4.5
Total debt	393.5	$243.7	$(120.1)	$0.8	517.9
Less: short-term debt	142.6				266.8
Less: current maturities of long-term debt	1.0				4.1
Total long-term debt	$249.9				$247.0
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

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.6 and $1.8 at June 27, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At June 27, 2020, we had $9.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $35.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $1.8 and $2.6 and capital lease obligations of $2.7, at June 27, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At June 27, 2020, we were in compliance with all covenants of our senior credit agreement.
Availability — At June 27, 2020, we had $202.7 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $230.0 and $17.3 reserved for domestic letters of credit. In addition, at June 27, 2020, we had $19.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.7 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K, except as detailed in Note 5 to our condensed consolidated financial statements. Our total net liabilities for unrecognized tax benefits including interest were $16.9 as of June 27, 2020. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2020.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 27, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business.

During March 2020, our business began to experience the adverse impacts of the COVID-19 pandemic, including a modest impact on our consolidated financial results for the three and six months ended June 27, 2020. In response, we have taken a number steps to protect our employees, customers, and business, including:

•The implementation of a COVID-19 task force, which, among other things, is monitoring the impacts of the COVID-19 pandemic on a regular basis;
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

The COVID-19 pandemic is expected to have an adverse impact on our business and consolidated financial results during the second half of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental response to the pandemic are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

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
•A prolonged shut-down of one or more of our facilities either due to exposure to the COVID-19 pandemic or to further restrictive government orders;
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended June 27, 2020, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 27, 2020 and June 29, 2019; (ii) Condensed Consolidated Balance Sheets at June 27, 2020 and December 31, 2019; (iii) Condensed Consolidated Statements of Equity for the three and six months ended June 27, 2020 and June 29, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2020 and June 29, 2019; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: July 30, 2020	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: July 30, 2020	By	/s/ Scott W. Sproule
Vice President, Chief Financial Officer and Treasurer