Form 10-Q
period 2020-09-26
SPX CORP
filed 2020-10-30
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020

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
Common shares outstanding October 23, 2020, 44,783,275

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$363.4	$364.8	$1,105.9	$1,080.8
Costs and expenses:
Cost of products sold	255.1	258.6	769.5	783.2
Selling, general and administrative	74.6	74.6	229.3	229.5
Intangible amortization	3.3	2.0	8.3	6.0
Special charges, net	0.4	2.0	2.1	3.4
Other operating (income) expense	—	—	(0.4)	1.8
Operating income	30.0	27.6	97.1	56.9

Other income, net	2.9	1.0	9.4	10.1
Interest expense	(4.5)	(5.0)	(14.0)	(15.6)
Interest income	0.1	0.4	0.2	1.3
Income from continuing operations before income taxes	28.5	24.0	92.7	52.7
Income tax provision	(5.8)	(2.8)	(18.9)	(11.5)
Income from continuing operations	22.7	21.2	73.8	41.2

Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	0.1	0.3	(1.2)	(1.3)
Income (loss) from discontinued operations, net of tax	0.1	0.3	(1.2)	(1.3)

Net income	$22.8	$21.5	$72.6	$39.9

Basic income per share of common stock:
Income from continuing operations	$0.51	$0.48	$1.66	$0.94
Income (loss) from discontinued operations	—	0.01	(0.03)	(0.03)
Net income per share	$0.51	$0.49	$1.63	$0.91

Weighted-average number of common shares outstanding — basic	44.708	44.072	44.538	43.870

Diluted income per share of common stock:
Income from continuing operations	$0.49	$0.47	$1.62	$0.92
Income (loss) from discontinued operations	0.01	0.01	(0.03)	(0.03)
Net income per share	$0.50	$0.48	$1.59	$0.89

Weighted-average number of common shares outstanding — diluted	45.894	45.176	45.694	44.861

Comprehensive income	$24.7	$18.7	$65.5	$34.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$70.7	$54.7
Accounts receivable, net	232.0	265.9
Contract assets	70.3	63.4
Inventories, net	179.3	154.9
Other current assets (includes income taxes receivable of $24.9 and $23.0 at September 26, 2020 and December 31, 2019, respectively)	96.3	93.2
Total current assets	648.6	632.1
Property, plant and equipment:
Land	19.4	18.7
Buildings and leasehold improvements	125.0	121.9
Machinery and equipment	354.9	342.6
	499.3	483.2
Accumulated depreciation	(311.7)	(304.1)
Property, plant and equipment, net	187.6	179.1
Goodwill	490.3	449.3
Intangibles, net	302.5	251.7
Other assets	615.2	605.9
Deferred income taxes	5.8	16.4
TOTAL ASSETS	$2,250.0	$2,134.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$134.5	$141.6
Contract liabilities	83.3	100.8
Accrued expenses	228.8	220.4
Income taxes payable	2.0	2.2
Short-term debt	108.0	142.6
Current maturities of long-term debt	5.6	1.0
Total current liabilities	562.2	608.6
Long-term debt	350.3	249.9
Deferred and other income taxes	27.0	26.3
Other long-term liabilities	727.4	747.3
Total long-term liabilities	1,104.7	1,023.5
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,419,835 and 44,746,705 issued and outstanding at September 26, 2020, respectively, and 52,017,204 and 44,202,503 issued and outstanding at December 31, 2019, respectively)	0.5	0.5
Paid-in capital	1,309.7	1,302.4
Retained deficit	(512.7)	(584.8)
Accumulated other comprehensive income	237.2	244.3
Common stock in treasury (7,673,130 and 7,814,701 shares at September 26, 2020 and December 31, 2019, respectively)	(451.6)	(460.0)
Total equity	583.1	502.4
TOTAL LIABILITIES AND EQUITY	$2,250.0	$2,134.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended September 26, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1
Net income	—	—	22.8	—	—	22.8
Other comprehensive income, net	—	—	—	1.9	—	1.9
Incentive plan activity	—	3.1	—	—	—	3.1
Long-term incentive compensation expense	—	3.2	—	—	—	3.2
Restricted stock and restricted stock unit vesting	—	—	—	—	—	—
Balance at September 26, 2020	$0.5	$1,309.7	$(512.7)	$237.2	$(451.6)	$583.1

	Nine months ended September 26, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	72.6	—	—	72.6
Other comprehensive loss, net	—	—	—	(7.1)	—	(7.1)
Incentive plan activity	—	10.7	—	—	—	10.7
Long-term incentive compensation expense	—	9.3	—	—	—	9.3
Restricted stock and restricted stock unit vesting	—	(12.7)	—	—	8.4	(4.3)
Balance at September 26, 2020	$0.5	$1,309.7	$(512.7)	$237.2	$(451.6)	$583.1

	Three months ended September 28, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at June 29, 2019	$0.5	$1,285.3	$(631.7)	$242.7	$(460.1)	$436.7
Net income	—	—	21.5	—	—	21.5
Other comprehensive loss, net	—	—	—	(2.8)	—	(2.8)
Incentive plan activity	—	3.1	—	—	—	3.1
Long-term incentive compensation expense	—	2.8	—	—	—	2.8
Restricted stock and restricted stock unit vesting	—	—	—	—	—	—
Balance at September 28, 2019	$0.5	$1,291.2	$(610.2)	$239.9	$(460.1)	$461.3

	Nine months ended September 28, 2019
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2018	$0.5	$1,295.4	$(650.1)	$244.9	$(475.8)	414.9
Net income	—	—	39.9	—	—	39.9
Other comprehensive loss, net	—	—	—	(5.0)	—	(5.0)
Incentive plan activity	—	10.0	—	—	—	10.0
Long-term incentive compensation expense	—	8.1	—	—	—	8.1
Restricted stock and restricted stock unit vesting	—	(22.3)	—	—	15.7	(6.6)
Balance at June 29, 2019	$0.5	$1,291.2	$(610.2)	$239.9	$(460.1)	$461.3

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26, 2020	September 28, 2019
Cash flows from (used in) operating activities:
Net income	$72.6	$39.9
Less: Loss from discontinued operations, net of tax	(1.2)	(1.3)
Income from continuing operations	73.8	41.2
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	2.1	3.4
Gain on change in fair value of equity security	(7.4)	(7.9)
Deferred and other income taxes	13.0	8.3
Depreciation and amortization	28.6	24.7
Pension and other employee benefits	5.3	7.6
Long-term incentive compensation	10.2	10.1
Other, net	3.4	1.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	52.4	94.6
Inventories	(24.9)	(18.5)
Accounts payable, accrued expenses and other	(93.2)	(88.2)
Cash spending on restructuring actions	(2.4)	(3.2)
Net cash from continuing operations	60.9	73.3
Net cash used in discontinued operations	(4.5)	(3.5)
Net cash from operating activities	56.4	69.8
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	1.1	5.9
Business acquisitions, net of cash acquired	(87.9)	(87.2)
Net proceeds from sales of assets and other	—	5.3
Capital expenditures	(15.0)	(10.7)
Net cash used in continuing operations	(101.8)	(86.7)
Net cash from discontinued operations	—	—
Net cash used in investing activities	(101.8)	(86.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	183.9	132.4
Repayments under senior credit facilities	(118.9)	(127.6)
Borrowings under trade receivables financing arrangement	65.0	55.0
Repayments under trade receivables financing arrangement	(60.4)	(64.0)
Net borrowings (repayments) under other financing arrangements	(1.8)	3.7
Payment of contingent consideration	(1.5)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(1.8)	(4.2)
Net cash from (used in) continuing operations	64.5	(4.7)
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	64.5	(4.7)
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.1)	2.1
Net change in cash and equivalents	16.0	(19.5)
Consolidated cash and equivalents, beginning of period	54.7	68.8
Consolidated cash and equivalents, end of period	$70.7	$49.3

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
Acquisition of ULC
On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $87.9, net of cash acquired of $4.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $45.0, with payments scheduled to be made in 2021 and 2022 upon successful achievement of certain operational and financial performance milestones. The estimated fair value of such contingent consideration is $24.3, which is reflected as a liability in our condensed consolidated balance sheet as of September 26, 2020. In addition, the purchase price is subject to adjustment based on the final calculation of working capital, cash, and debt as of the date of the acquisition. The assets acquired and liabilities assumed have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change upon completion of acquisition accounting. The post-acquisition operating results of ULC are reflected in our Detection and Measurement reportable segment.

Impact of the Coronavirus Disease (the “COVID-19 pandemic”)

We have experienced modest adverse impacts of the COVID-19 pandemic since March of 2020 and these adverse impacts could continue during the fourth quarter of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of September 26, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results for the nine months ended September 26, 2020, when compared to the consolidated operating results for the nine months ended September 28, 2019.

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

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on February 1, 2019, July 3, 2019, November 12, 2019 and September 2, 2020, we completed the acquisitions of Sabik, SGS, Patterson-Kelley and ULC, respectively. The pro forma effects of these acquisitions are not material to the condensed consolidated results of operations for the three and nine months ended September 26, 2020 and September 28, 2019, as applicable.

We recognized net income (loss) of $0.1 and $(1.2) during the three and nine months ended September 26, 2020, respectively, and net income (loss) during the three and nine months ended September 28, 2019 of $0.3 and $(1.3), respectively, within “Gain (loss) on disposition of discontinued operations, net of tax” resulting primarily from revisions to liabilities retained in connection with prior business divestitures.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and other operating segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended September 26, 2020
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$79.7	$—	$—	$—	$79.7
Boilers, comfort heating, and ventilation	74.9	—	—	—	74.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	52.0	—	—	52.0
Signal monitoring, obstruction lighting, and bus fare collection systems	—	33.2	—	—	33.2
Power transformers	—	—	95.1	—	95.1
Process cooling equipment and services, and heat exchangers	—	—	28.0	0.2	28.2
South African projects	—	—	—	0.3	0.3
	$154.6	$85.2	$123.1	$0.5	$363.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$154.6	$76.2	$8.4	$0.1	$239.3
Revenues recognized over time	—	9.0	114.7	0.4	124.1
	$154.6	$85.2	$123.1	$0.5	$363.4

	Nine months ended September 26, 2020
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$214.2	$—	$—	$—	$214.2
Boilers, comfort heating, and ventilation	191.2	—	—	—	191.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	148.0	—	—	148.0
Signal monitoring, obstruction lighting, and bus fare collection systems	—	121.2	—	—	121.2
Power transformers	—	—	319.6	—	319.6
Process cooling equipment and services, and heat exchangers	—	—	105.2	3.8	109.0
South African projects	—	—	—	2.7	2.7
	$405.4	$269.2	$424.8	$6.5	$1,105.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$405.4	$245.4	$31.6	$2.1	$684.5
Revenues recognized over time	—	23.8	393.2	4.4	421.4
	$405.4	$269.2	$424.8	$6.5	$1,105.9

	Three months ended September 28, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$68.4	$—	$—	$—	$68.4
Boilers, comfort heating, and ventilation	71.7	—	—	—	71.7
Underground locators and inspection and rehabilitation equipment	—	45.0	—	—	45.0
Signal monitoring, obstruction lighting, and bus fare collection systems	—	52.6	—	—	52.6
Power transformers	—	—	93.4	—	93.4
Process cooling equipment and services, and heat exchangers	—	—	27.7	0.9	28.6
South African projects	—	—	—	5.1	5.1
	$140.1	$97.6	$121.1	$6.0	$364.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$140.1	$91.0	$12.6	$0.4	$244.1
Revenues recognized over time	—	6.6	108.5	5.6	120.7
	$140.1	$97.6	$121.1	$6.0	$364.8

	Nine months ended September 28, 2019
Reportable Segments and All Other	HVAC	Detection and Measurement	Engineered Solutions	All Other	Total

Major product lines
Cooling	$194.3	$—	$—	$—	$194.3
Boilers, comfort heating, and ventilation	205.1	—	—	—	205.1
Underground locators and inspection and rehabilitation equipment	—	144.7	—	—	144.7
Signal monitoring, obstruction lighting, and bus fare collection systems	—	139.7	—	—	139.7
Power transformers	—	—	296.8	—	296.8
Process cooling equipment and services, and heat exchangers	—	—	101.3	7.7	109.0
South African projects (1)	—	—	—	(8.8)	(8.8)
	$399.4	$284.4	$398.1	$(1.1)	$1,080.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$399.4	$266.7	$38.0	$2.0	$706.1
Revenues recognized over time (1)	—	17.7	360.1	(3.1)	374.7
	$399.4	$284.4	$398.1	$(1.1)	$1,080.8

__________________________
(1) As further discussed below, during the nine months ended September 28, 2019, we reduced the amount of revenue associated with the large power projects in South Africa by $23.5.

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of September 26, 2020 and December 31, 2019:

Contract Balances	September 26, 2020	December 31, 2019	Change
Contract Accounts Receivable(1)	$223.2	$260.8	$(37.6)
Contract Assets	70.3	63.4	6.9
Contract Liabilities - current	(83.3)	(100.8)	17.5
Contract Liabilities - non-current(2)	(4.1)	(3.3)	(0.8)
Net contract balance	$206.1	$220.1	$(14.0)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $14.0 decrease in our net contract balance from December 31, 2019 to September 26, 2020 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three and nine months ended September 26, 2020, we recognized revenues of $14.8 and $79.0, respectively, related to our contract liabilities at December 31, 2019.
Performance Obligations

As of September 26, 2020, the aggregate amount allocated to remaining performance obligations was $71.0. We expect to recognize revenue on approximately 47% and 72% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.
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

As of September 26, 2020, there was $0.3 of cumulative revenue associated with variable consideration recorded for the large power projects in South Africa.

(5)    LEASES
We entered into a ten-year agreement to lease office space for a new corporate headquarters location in Charlotte, NC, with scheduled monthly payments under the agreement commencing on June 1, 2020. Aggregate scheduled payments under the agreement total $17.6. As a result of this agreement, the weighted-average remaining lease term and weighted-average discount rate of our operating leases are now 7 years and 3.1%, respectively. There have been no other material changes to our operating and finance leases during the nine months ended September 26, 2020.

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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific.
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
Financial data for our reportable segments and other operating segments for the three and nine months ended September 26, 2020 and September 28, 2019 are presented below:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues:
HVAC reportable segment	$154.6	$140.1	$405.4	$399.4
Detection and Measurement reportable segment	85.2	97.6	269.2	284.4
Engineered Solutions reportable segment	123.1	121.1	424.8	398.1
All Other (1)	0.5	6.0	6.5	(1.1)
Consolidated revenues	$363.4	$364.8	$1,105.9	$1,080.8

Income (loss):
HVAC reportable segment	$26.3	$22.2	$59.5	$57.3
Detection and Measurement reportable segment	14.2	20.5	48.4	59.2
Engineered Solutions reportable segment	9.2	5.9	44.7	26.9
All Other (1)	(5.5)	(5.7)	(13.6)	(38.3)
Total income for segments	44.2	42.9	139.0	105.1

Corporate expense	(10.4)	(10.0)	(30.0)	(32.9)
Long-term incentive compensation expense	(3.4)	(3.3)	(10.2)	(10.1)
Special charges, net	(0.4)	(2.0)	(2.1)	(3.4)
Other operating income (expense)	—	—	0.4	(1.8)
Consolidated operating income	$30.0	$27.6	$97.1	$56.9
_____________________
(1)As indicated in Note 4, during the nine months ended September 28, 2019, we reduced revenues associated with the large power projects in South Africa by $23.5.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 26, 2020 and September 28, 2019 are described in more detail below:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
HVAC reportable segment	$—	$0.1	$0.5	$0.8
Detection and Measurement reportable segment	—	—	0.1	—
Engineered Solutions reportable segment	—	0.3	—	0.7
All Other	—	1.4	0.6	1.7
Corporate	0.4	0.2	0.9	0.2
Total	$0.4	$2.0	$2.1	$3.4

HVAC — Charges for the nine months ended September 26, 2020 related primarily to severance costs associated with restructuring actions at the segment's Patterson-Kelley and Cooling Americas businesses. Charges for the three and nine months ended September 28, 2019 related primarily to severance, asset impairment, and other charges associated with the planned relocation of certain operations and severance costs associated with a restructuring action at the segment’s Cooling EMEA business.

Detection and Measurement — Charges for the nine months ended September 26, 2020 related to severance costs for a restructuring action at the segment's bus fare collection systems business.
Engineered Solutions — Charges for the three and nine months ended September 28, 2019 related primarily to charges associated with the relocation of certain operations and an asset impairment charge.
All Other — Charges for the nine months ended September 26, 2020 related primarily to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary, and Heat Transfer. Charges for the three and nine months ended September 28, 2019 related primarily to severance costs incurred in connection with the continuation of a restructuring action at DBT.
Corporate – Charges for the three and nine months ended September 26, 2020 related to asset impairment and other charges associated with the move to a new corporate headquarters. Charges for the three and nine months ended September 28, 2019 related to severance costs incurred in connection with the rationalization of certain administrative functions.

No significant charges are expected to be incurred under actions approved as of September 26, 2020.
The following is an analysis of our restructuring liabilities for the nine months ended September 26, 2020 and September 28, 2019:

	Nine months ended
	September 26, 2020	September 28, 2019
Balance at beginning of year	$1.7	$2.7
Special charges (1)	1.7	2.6
Utilization — cash	(2.4)	(3.2)
Currency translation adjustment and other	(0.2)	—
Balance at end of period	$0.8	$2.1
_____________________
(1)For the nine months ended September 26, 2020 and September 28, 2019, excludes $0.4 and $0.8, respectively, of non-cash charges that impacted “Special charges, net” but not the restructuring liabilities.

(8)    INVENTORIES, NET
Inventories at September 26, 2020 and December 31, 2019 comprised the following:

	September 26, 2020	December 31, 2019
Finished goods	$63.5	$57.6
Work in process	23.2	19.3
Raw materials and purchased parts	105.6	90.3
Total FIFO cost	192.3	167.2
Excess of FIFO cost over LIFO inventory value	(13.0)	(12.3)
Total inventories, net	$179.3	$154.9

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 39% and 36% of total inventory at September 26, 2020 and December 31, 2019, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 26, 2020 were as follows:

	December 31, 2019	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	September 26, 2020
HVAC reportable segment
Gross goodwill	$277.1	$0.5	$—	$1.4	$279.0
Accumulated impairments	(144.6)	—	—	0.1	(144.5)
Goodwill	132.5	0.5	—	1.5	134.5

Detection and Measurement reportable segment
Gross goodwill	304.1	38.0	—	0.3	342.4
Accumulated impairments	(133.6)	—	—	0.7	(132.9)
Goodwill	170.5	38.0	—	1.0	209.5

Engineered Solutions reportable segment
Gross goodwill	334.2	—	—	3.7	337.9
Accumulated impairments	(187.9)	—	—	(3.7)	(191.6)
Goodwill	146.3	—	—	—	146.3

All Other
Gross goodwill	20.8	—	—	—	20.8
Accumulated impairments	(20.8)	—	—	—	(20.8)
Goodwill	—	—	—	—	—

Total
Gross goodwill	936.2	38.5	—	5.4	980.1
Accumulated impairments	(486.9)	—	—	(2.9)	(489.8)
Goodwill	$449.3	$38.5	$—	$2.5	$490.3
___________________________
(1)Reflects goodwill acquired with the ULC acquisition of $38.0 and an increase in Patterson-Kelley's goodwill during the period of $0.6 resulting from revisions to the valuation of certain liabilities and an increase in SGS's goodwill during the period of $0.4 resulting from revisions to the valuation of certain income tax accounts. These increases were partially offset by a decrease to goodwill during the period from revisions to the valuation of certain tangible assets at Patterson-Kelley of $0.5. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the ULC and Patterson-Kelley acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at September 26, 2020 and December 31, 2019 comprised the following:

	September 26, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$100.2	$(13.9)	$86.3	$77.4	$(8.7)	$68.7
Technology	51.7	(5.5)	46.2	29.5	(3.3)	26.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	18.5	(10.1)	8.4	12.6	(9.2)	3.4
	174.9	(34.0)	140.9	124.0	(25.7)	98.3
Trademarks with indefinite lives (2)	161.6	—	161.6	153.4	—	153.4
Total	$336.5	$(34.0)	$302.5	$277.4	$(25.7)	$251.7

___________________________
(1)The identifiable intangible assets associated with the ULC acquisition consists of customer backlog of $4.6, customer relationships of $22.8, technology of $21.9 and non-compete agreements of $1.7.
(2)Changes during the nine months ended September 26, 2020 related primarily to the acquisition of ULC trademarks of $7.6.

In connection with the acquisition of ULC, which has definite-lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $13.5 for the full year 2020, $17.0 for 2021 and $14.2 for each of the four years thereafter.

At September 26, 2020, the net carrying value of intangible assets with determinable lives consisted of $25.2 in the HVAC reportable segment and $115.7 in the Detection and Measurement reportable segment. At September 26, 2020, trademarks with indefinite lives consisted of $96.4 in the HVAC reportable segment, $56.1 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
Based on our annual goodwill impairment testing in the fourth quarter of 2019, we concluded that the estimated fair value of our Cues reporting unit exceeded the carrying value of its net assets by approximately 10%. An adverse change in any of the assumptions used in testing Cues’ goodwill for impairment (e.g., projected revenue and profit, discount rates, industry price multiples, etc.) could result in Cues’ estimated fair value being less than the carrying value of its net assets. If Cues is unable to achieve the financial forecasts included in its 2019 annual goodwill impairment analysis, we may be required to record an impairment charge related to Cues’ goodwill. Cues’ goodwill was $47.9 as of September 26, 2020.

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
As indicated in Note 1, the COVID-19 pandemic could have an adverse impact on our consolidated financial results in the fourth quarter of 2020, and possibly longer. As of September 26, 2020, there were no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our consolidated financial results may require an impairment charge related to one or more of these assets in a future period.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 26, 2020	September 28, 2019
Balance at beginning of year	$35.1	$34.0
Acquisitions	1.6	0.1
Provisions	10.0	9.3
Usage	(9.5)	(9.3)
Currency translation adjustment	0.1	—
Balance at end of period	37.3	34.1
Less: Current portion of warranty	13.7	12.1
Non-current portion of warranty	$23.6	$22.0

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit expense (income) for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$—	$—	$—	$—
Interest cost	2.7	3.3	8.1	9.9
Expected return on plan assets	(2.4)	(2.4)	(7.2)	(7.3)
Net periodic pension benefit expense	$0.3	$0.9	$0.9	$2.6

Foreign Pension Plans

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$—	$—	$—	$—
Interest cost	1.0	1.2	3.0	3.5
Expected return on plan assets	(1.4)	(1.7)	(4.4)	(4.9)
Net periodic pension benefit income	$(0.4)	$(0.5)	$(1.4)	$(1.4)

Postretirement Plans

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$—	$—	$—	$—
Interest cost	0.4	0.6	1.2	1.8
Amortization of unrecognized prior service credits	(1.2)	(1.0)	(3.6)	(3.0)
Net periodic postretirement benefit income	$(0.8)	$(0.4)	$(2.4)	$(1.2)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2020:

	December 31, 2019	Borrowings	Repayments	Other(5)	September 26, 2020
Revolving loans (1)	$140.0	$183.9	$(118.9)	$—	$205.0
Term loan(2)	248.2	—	—	0.3	248.5
Trade receivables financing arrangement(3)	—	65.0	(60.4)	—	4.6
Other indebtedness(4)	5.3	—	(1.8)	2.3	5.8
Total debt	393.5	$248.9	$(181.1)	$2.6	463.9
Less: short-term debt	142.6				108.0
Less: current maturities of long-term debt	1.0				5.6
Total long-term debt	$249.9				$350.3
___________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.5 and $1.8 at September 26, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 26, 2020, we had $20.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $4.6. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $1.7 and $2.6 and finance lease obligations of $2.4 and $2.7, at September 26, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2019 Annual Report on Form 10-K.
At September 26, 2020, we had $227.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $205.0 and $17.4 reserved for domestic letters of credit. In addition, at September 26, 2020, we had $19.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.7 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.6% at September 26, 2020.
At September 26, 2020, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
In March 2018, we entered into interest rate swap agreements (“Initial Swaps”) that had an initial notional amount of $260.0 and maturities through March 2021 and effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin. The aggregate notional amount of the Initial Swaps was $240.5 as of September 26, 2020.

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

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of September 26, 2020 and December 31, 2019, the unrealized loss, net of tax, recorded in Accumulated Other Comprehensive Income (“AOCI”) for our interest rate swap agreements was $7.6 and $1.9, respectively. In addition, the fair value of our interest rate swap agreements totaled $10.0 at September 26, 2020, with $3.5 recorded as a current liability and the remainder in long-term liabilities, and $2.5 at December 31, 2019 (all of which is recorded in long-term liabilities). Changes in the fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $7.2 and $26.0 outstanding as of September 26, 2020 and December 31, 2019, respectively, with all of the $7.2 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At September 26, 2020 and December 31, 2019, the outstanding notional amount of commodity contracts were 3.9 and 3.4 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent the commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of September 26, 2020 and December 31, 2019, the fair value of these contracts were current assets of $1.1 and $0.4, respectively. The unrealized gain, net of taxes, recorded in AOCI were $0.7 and $0.3 as of September 26, 2020 and December 31, 2019, respectively. We anticipate reclassifying the unrealized gain as of September 26, 2020 to earnings over the next 12 months.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted-average number of common shares used in basic income per share	44.708	44.072	44.538	43.870
Dilutive securities — Employee stock options and restricted stock units	1.186	1.104	1.156	0.991
Weighted-average number of common shares and dilutive securities used in diluted income per share	45.894	45.176	45.694	44.861

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.352 and 0.858, respectively, for the three months ended September 26, 2020, and 0.346 and 0.817, respectively, for the nine months ended September 26, 2020.

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.369 and 0.909, respectively, for the three months ended September 28, 2019, and 0.373 and 0.961, respectively, for the nine months ended September 28, 2019.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.4 and $3.3 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $10.2 and $10.1 for the nine months ended September 26, 2020 and September 28, 2019. The related tax benefit was $0.9 and $0.8 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.6 and $2.5 for the nine months ended September 26, 2020 and September 28, 2019.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended September 26, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$227.2	$(8.0)	$16.1	$235.3
Other comprehensive income before reclassifications	1.7	0.4	—	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	(0.9)	(0.2)
Current-period other comprehensive income (loss)	1.7	1.1	(0.9)	1.9
Balance at end of period	$228.9	$(6.9)	$15.2	$237.2
__________________________
(1)Net of tax benefit of $2.2 and $2.6 as of September 26, 2020 and June 27, 2020, respectively.
(2)Net of tax provision of $5.2 and $5.5 as of September 26, 2020 and June 27, 2020, respectively. The balances as of September 26, 2020 and June 27, 2020 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended September 26, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$228.0	$(1.6)	$17.9	$244.3
Other comprehensive income (loss) before reclassifications	0.9	(7.8)	—	(6.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.5	(2.7)	(0.2)
Current-period other comprehensive income (loss)	0.9	(5.3)	(2.7)	(7.1)
Balance at end of period	$228.9	$(6.9)	$15.2	$237.2
__________________________
(1)Net of tax benefit of $2.2 and $0.5 as of September 26, 2020 and December 31, 2019, respectively.
(2)Net of tax provision of $5.2 and $6.1 as of September 26, 2020 and December 31, 2019, respectively. The balances as of September 26, 2020 and December 31, 2019 include unamortized prior service credits.

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
__________________________
(1)Net of tax benefit of $1.0 and $0.9 as of September 28, 2019 and June 29, 2019, respectively.
(2)Net of tax provision of $5.9 and $6.1 as of September 28, 2019 and June 29, 2019, respectively. The balances as of September 28, 2019 and June 29, 2019 include unamortized prior service credits.
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
__________________________
(1)Net of tax benefit of $1.0 and $0.2 as of September 28, 2019 and December 31, 2018, respectively.
(2)Net of tax provision of $5.9 and $6.6 as of September 28, 2019 and December 31, 2018, respectively. The balances as of September 28, 2019 and December 31, 2018 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended September 26, 2020 and September 28, 2019:

	Amount Reclassified from AOCI
	Three months ended
	September 26, 2020	September 28, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(0.5)	$0.3	Cost of products sold
Swaps	1.4	0.2	Interest expense
Pre-tax	0.9	0.5
Income taxes	(0.2)	(0.1)
	$0.7	$0.4

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.0)	Other income, net
Income taxes	0.3	0.2
	$(0.9)	$(0.8)

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the nine months ended September 26, 2020 and September 28, 2019:

	Amount Reclassified from AOCI
	Nine months ended
	September 26, 2020	September 28, 2019	Affected Line Item in the Condensed Consolidated Statements of Operations
Losses on qualifying cash flow hedges:
Commodity contracts	$0.1	$0.6	Cost of products sold
Swaps	3.2	0.2	Interest expense
Pre-tax	3.3	0.8
Income taxes	(0.8)	(0.2)
	$2.5	$0.6

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.6)	$(3.0)	Other income, net
Income taxes	0.9	0.7
	$(2.7)	$(2.3)

(15)    CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $554.3 (including $514.5 for asbestos product liability matters) and $592.4 (including $552.2 for asbestos product liability matters) at September 26, 2020 and December 31, 2019, respectively. Of these amounts, $479.6 and $517.6 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 26, 2020 and December 31, 2019, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, with respect to asbestos claims, actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. During the nine months ended September 26, 2020, our payments for asbestos-related matters, net of insurance recoveries of $23.3, were $15.8. During the nine months ended September 28, 2019, our payments for asbestos-related matters, net of insurance recoveries of $39.1, were $9.8. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as such, have a material impact on our financial position, results of operations and cash flows.
We have recorded insurance recovery assets associated with the asbestos product liability matters, with such amounts totaling $489.4 and $509.6 at September 26, 2020 and December 31, 2019, respectively. Of these amounts, $439.4 and $459.6 are included in “Other assets” within our condensed consolidated balance sheets as of September 26, 2020 and December 31,

2019, respectively, with the remainder included in “Other current assets.” These assets represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The assets we record for these insurance recoveries are based on a number of assumptions, including the continued solvency of the insurers, and are subject to a variety of uncertainties. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future, which could result in additional charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
During the three and nine months ended September 26, 2020 and September 28, 2019, there were no changes in estimates associated with the liabilities and assets related to our asbestos product liability matters.
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD), or "MHI."

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

Claims by DBT - DBT has made numerous claims against MHI, including claims totaling South African Rand 1,133.3 (or $66.7) that have been submitted to dispute resolution processes as required under the relevant contracts, with such amount subject to change as DBT progresses through these processes. Certain of these processes have been completed in 2020. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $55.8), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $23.9) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $10.4). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds; (iii) ruled that DBT is entitled to the return of an additional $4.0 of bonds upon the completion of certain administrative milestones; and (iv) ordered MHI to pay South African Rand 18.4 (or $1.1) in incentive payments for work performed by DBT, and ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated statements of operations for the three and nine months ended September 26, 2020.

Bonds Issued in Favor of MHI - We are obligated with respect to bonds issued by banks in favor of MHI. In the third quarter of 2020, MHI made a demand, and received payment of $14.3, on certain of these bonds, which we funded as required under the terms of the bonds and our senior credit agreement. In its demand, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects identified in its February 2019 interim claims notice (see above). DBT denies liability for such alleged product defects and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the $14.3 that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the $14.3 is unlikely to occur over the next twelve months. As such, we have reflected the $14.3 as a non-current asset within our condensed consolidated balance sheet as of September 26, 2020.

The remaining amount of outstanding bonds that have been issued in favor of MHI include (i) $18.1 of performance and retention money guarantees, which could be exercised by MHI for alleged defects or other alleged breaches of DBT's obligations, and (ii) a $19.2 bond that can only be exercised by MHI in the event that (a) it receives a favorable judgment on a certain matter and (b) DBT fails to pay any money damages awarded in such judgment. In the event that MHI were to receive payment on a portion, or all, of the remaining bonds, we would be required to reimburse the respective issuing bank.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of September 26, 2020, we had liabilities for site investigation and/or remediation at 25 sites (29 sites at December 31, 2019) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of September 26, 2020, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 14 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of September 26, 2020, we had gross unrecognized tax benefits of $16.8 (net unrecognized tax benefits of $13.5). Of these net unrecognized tax benefits, $9.4 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 26, 2020, gross accrued interest totaled $4.7 (net accrued interest of $3.6). As of September 26, 2020, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended September 26, 2020, we recorded an income tax provision of $5.8 on $28.5 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the three months ended September 28, 2019 of $2.8 on $24.0 of pre-tax income from continuing operations, resulting in an effective rate of 11.7%. The most significant item impacting the income tax provision for the third quarter of 2020 was $1.2 of tax benefits related to our U.S. tax credits and incentives. The most significant item impacting the income tax provision for the third quarter of 2019 was a $1.9 tax benefit associated with the revision of a previous estimate related to the taxation of foreign earnings.

For the nine months ended September 26, 2020, we recorded an income tax provision of $18.9 on $92.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the nine months ended September 28, 2019 of $11.5 on $52.7 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. The most significant items impacting the income tax provision for the first nine months of 2020 were (i) $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) the $1.2 of tax benefits associated with U.S. tax credits and incentives noted above, and (iii) $0.5 of tax benefits associated with statute expirations in certain jurisdictions during the second quarter of 2020. The most significant items impacting the income tax provision for the first nine months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, offset by (i) $1.7 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iii) the $1.9 adjustment to the taxation of foreign earnings noted above.

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
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides for changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of September 26, 2020.

As provided within the CARES Act, we are deferring payment of our social security payroll taxes, for the period March 27, 2020 to December 31, 2020, to 2021, with the amount deferred as of September 26, 2020 totaling $6.8.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 0.0 and Euro 6.1, respectively, at September 26, 2020) will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr have provided us an indemnity in the event that any bank guarantees or bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and mutares AG, an affiliate of the acquirer of Balcke Dürr, provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 1.0 and Euro 2.5, respectively, at September 26, 2020). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Summarized below are changes in the liability and asset during the nine months ended September 26, 2020 and September 28, 2019.

	Nine months ended
	September 26, 2020		September 28, 2019
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$2.0	$0.3	$4.4	$1.2
Reduction/Amortization for the period (2)	(0.3)	(0.2)	(2.2)	(0.7)
Impact of changes in foreign currency rates	0.1	—	(0.1)	—
Balance at end of period (3)	$1.8	$0.1	$2.1	$0.5
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

Contingent Consideration for ULC Acquisition - In connection with the acquisition of ULC, the seller is eligible for additional cash consideration of up to $45.0, with payments scheduled to be made in 2021 and 2022 upon successful achievement of certain operational and financial milestones. The estimated fair value of such contingent consideration is $24.3, and is reflected as a liability in our condensed consolidated balance sheet as of September 26, 2020. We estimated the fair value of the contingent consideration based on the probability of ULC achieving the aforementioned operational and financial milestones.
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

As of September 26, 2020, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and nine months ended September 26, 2020, we recorded gains of $2.1 and $7.4, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of September 26, 2020 and December 31, 2019, the equity security had an estimated fair value of $29.3 and $21.9, respectively.

During the nine months ended September 28, 2019, we recorded a gain of $7.9 to “Other income, net” to reflect an increase in the estimated fair value of the equity security. In addition, we received a distribution during the first quarter of 2019 of $2.6 included within “Cash flows from operating activities” in our condensed consolidated statement of cash flows.

Indebtedness and Other — The estimated fair value of our debt instruments as of September 26, 2020 and December 31, 2019 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

IMPACT OF THE COVID-19 PANDEMIC

As further discussed below, the COVID-19 pandemic had a modest adverse impact on our consolidated results of operations for the three and nine months ended September 26, 2020. This impact is primarily evident in the decline in revenues at certain of our businesses due to a reduction in customer demand. These adverse impacts could continue during the fourth quarter of 2020, and possibly longer. Although certain of our businesses have been, and could be, impacted more than others in our portfolio, we believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the potential adverse impacts of the COVID-19 pandemic. For example, the products we manufacture and services we provide fall under the definition of “critical” or “essential” under various federal guidelines and state/local governmental orders that otherwise restrict business activities. These include products and services that enable the operation and maintenance of communication networks, the electrical grid, water and wastewater systems, and other key elements of infrastructure. Our manufacturing facilities have not experienced material interruptions in operations. If incidents of the COVID-19 pandemic increase across the country, we may close facilities from time to time to address employee safety matters. In terms of liquidity, we generated $60.9 of cash flows from operating activities associated with continuing operations during the first nine months of 2020 and have experienced no consequential delays in collecting outstanding amounts due from our customers. In addition, as of September 26, 2020, we had over $300.0 of availability from cash on-hand and aggregate borrowing capacity under our senior credit facilities and trade receivable financing arrangement. Lastly, scheduled repayments over the next twelve months for our long-term debt arrangements totaled only $5.6 as of September 26, 2020. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary expenses and capital expenditures, and implemented actions to address potential material sourcing challenges. We will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 1, 9, and 16 to our condensed consolidated financial statements and “Risk Factors” for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and nine months ended September 26, 2020 totaled $363.4 and $1,105.9 respectively, compared to $364.8 and $1,080.8 during the comparable periods in 2019. The decrease in revenue during the three months ended September 26, 2020, compared to the respective period in 2019, was due primarily to a decline in organic revenue, partially offset by the impact of the Patterson-Kelley, LLC and ULC Robotics (“ULC”) acquisitions. The decline in organic revenue was due primarily to lower sales of communication technologies, obstruction lighting, HVAC domestic cooling, and HVAC heating products, with a significant portion of the decline attributable to declines in customer demand and order delays caused by the COVID-19 pandemic, partially offset by higher sales of HVAC cooling products in the international markets. The increase in revenues during the nine months ended September 26, 2020, compared to the respective period in 2019, was due primarily to (i) the impact of the SGS Refrigeration, Inc. (“SGS”), Patterson-Kelley, and ULC acquisitions and (ii) adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during the nine months ended September 28, 2019, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales of HVAC heating products and communication technologies products, with a significant portion of the decline attributable to declines in customer demand and order delays caused by the COVID-19 pandemic, partially offset by higher sales of (i) power transformers and (ii) HVAC cooling products in the international markets. See “Results of Reportable and Other Operating Segments” for additional details.

During the three and nine months ended September 26, 2020, we generated operating income of $30.0 and $97.1, respectively, compared to $27.6 and $56.9 for the three and nine months ended September 28, 2019, respectively. The increase in operating income during the three months ended September 26, 2020, compared to the same period in 2019, was due primarily to (i) increases in profitability within our HVAC and Engineered Solutions reportable segments and (ii) a decline in “Special charges, net” during the three months ended September 26, 2020, partially offset by a decline in profitability within our Detection and Measurement reportable segment. The increase in operating income during the nine months ended September 26, 2020, compared to the same period in 2019, was due primarily to (i) the reduction of revenue noted above of $23.5 related to the large power projects in South Africa during the nine months ended September 28, 2019 and (ii) increases in profitability within our Engineered Solutions reportable segment, partially offset by a decline in profitability within our Detection and Measurement reportable segment. See “Results of Reportable and Other Operating Segments” for additional details.

Cash flows from operating activities associated with continuing operations totaled $60.9 for the nine months ended September 26, 2020, compared to $73.3 during the nine months ended September 28, 2019. The decrease in cash flows from operating activities was due primarily to (i) payments of $14.3 that were made during the third quarter of 2020 with respect to bonds related to the large power projects in South Africa (see Note 15 to our condensed consolidated financial statements for additional details) and (ii) an increase in 2019 incentive compensation expense, which was paid in March 2020, versus 2018 incentive compensation expense, which was paid in March 2019. These declines in cash flows were offset partially by the impact of the deferral of payment of $6.8 in social security payroll taxes, as provided for under the CARES Act. (See Note 16 to the condensed consolidated financial statements for additional details).

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27 and September 26, compared to the respective March 30, June 29 and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods. We do not believe the one less day during the first quarter of 2020 had a material impact on our consolidated operating results for the first nine months of 2020, when compared to the consolidated operating results for the first nine months of 2019.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reduction to revenues on the large power projects in South Africa during the nine months ended September 28, 2019 of $23.5. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, including the reconciliation of organic revenue decline to the net revenue increase (decrease):

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$363.4	$364.8	(0.4)	$1,105.9	$1,080.8	2.3
Gross profit	108.3	106.2	2.0	336.4	297.6	13.0
% of revenues	29.8%	29.1%		30.4%	27.5%
Selling, general and administrative expense	74.6	74.6	—	229.3	229.5	(0.1)
% of revenues	20.5%	20.4%		20.7%	21.2%
Intangible amortization	3.3	2.0	65.0	8.3	6.0	38.3
Special charges, net	0.4	2.0	(80.0)	2.1	3.4	(38.2)
Other operating (income) expense	—	—	*	(0.4)	1.8	*
Other income, net	2.9	1.0	190.0	9.4	10.1	(6.9)
Interest expense, net	(4.4)	(4.6)	(4.3)	(13.8)	(14.3)	(3.5)
Income from continuing operations before income taxes	28.5	24.0	18.8	92.7	52.7	75.9
Income tax provision	(5.8)	(2.8)	107.1	(18.9)	(11.5)	64.3
Income from continuing operations	22.7	21.2	7.1	73.8	41.2	79.1

Components of revenue increase (decrease):
Organic			(3.8)			(3.4)
Foreign currency			0.3			—
South Africa revenue adjustments			—			2.2
Acquisitions			3.1			3.5
Net revenue increase (decrease)			(0.4)			2.3
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended ended September 26, 2020, the decrease in revenue, compared to the respective period in 2019, was due primarily to a decline in organic revenue, partially offset by the impact of the Patterson-Kelley and ULC acquisitions. The decline in organic revenue was due primarily to lower sales of communication technologies, obstruction lighting, HVAC domestic cooling, and HVAC heating products, with a significant portion of the decline attributable to declines in customer demand and order delays caused by the COVID-19 pandemic, partially offset by higher sales of HVAC cooling products in the international markets.

For the nine months ended September 26, 2020, the increase in revenue, compared to the respective period in 2019, was due primarily to (i) the impact of the SGS, Patterson-Kelley, and ULC acquisitions and (ii) adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during the nine months ended September 28, 2019, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to lower sales of HVAC heating products and communication technologies products, with a significant portion of the decline attributable to declines in customer demand and order delays caused by the COVID-19 pandemic, partially offset by higher sales of (i) power transformers and (ii) HVAC cooling products in the international markets.

See “Results of Reportable and Other Segments” for additional details.

Gross Profit — For the three months ended September 26, 2020, the increase in gross profit and gross profit as a percentage of revenue, compared to the respective period in 2019, was due primarily to an increase in profitability at our (i) power transformer business associated with a more favorable sales mix and improved pricing discipline and (ii) cooling products businesses resulting from (a) improved operational execution and favorable sales mix for the domestic operations and (b) increased sales volumes for the international operations. These increases in gross profit were offset partially by declines in gross profit within our Detection and Measurement reportable segment resulting from lower sales volumes.

For the nine months ended September 26, 2020, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2019, was due primarily to (i) the impact of the reductions in revenue of $23.5 noted above associated with the large power projects in South Africa recorded during the nine months ended September 28, 2019 and (ii) increases in profitability at our power transformer and cooling products businesses for the reasons noted above. These increases in gross profit were offset partially by declines in gross profit within our Detection and Measurement reportable segment resulting from lower sales volumes.

Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended September 26, 2020, SG&A expense, compared to the respective periods in 2019, was impacted by lower incentive compensation and travel expense, offset by the incremental SG&A resulting from the acquisitions noted above.

Intangible Amortization — For the three and nine months ended September 26, 2020, the increase in intangible amortization, compared to the respective periods in 2019, was due to the impact of the acquisitions noted above, including $0.8 of intangible amortization during the three months ended September 26, 2020 related to ULC.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first nine months of 2020 and 2019.
Other Operating (Income) Expense — Other operating (income) expense for the nine months ended September 26, 2020 and September 28, 2019, relate to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended September 26, 2020 was composed primarily of (i) a gain of $2.1 related to a change in the estimated fair value of an equity security that we hold, (ii) pension and postretirement income of $0.9, and (iii) equity earnings of $0.2, partially offset by foreign currency transaction losses of $0.3.

Other income, net, for the three months ended September 28, 2019 was composed primarily of income from company-owned life insurance policies of $0.9.

Other income, net, for the nine months ended September 26, 2020 was composed primarily of a gain of $7.4 related to changes in the estimated fair value of an equity security that we hold and pension and postretirement income of $2.9.

Other income, net, for the nine months ended September 28, 2019 was composed primarily of (i) a gain of $7.9 related to changes in the estimated fair value of an equity security that we hold and (ii) income derived from company-owned life insurance policies of $3.0, partially offset by foreign currency transaction losses of $0.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended September 26, 2020, compared to the respective periods in 2019, was the result of lower average interest rates during 2020 periods, partially offset by the impact of higher average debt balances during the 2020 periods.
Income Tax Provision —For the three months ended September 26, 2020, we recorded an income tax provision of $5.8 on $28.5 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the three months ended September 28, 2019 of $2.8 on $24.0 of pre-tax income from continuing operations, resulting in an effective rate of 11.7%. The most significant item impacting the income tax provision for the third quarter of 2020 was $1.2 of tax benefits related to our U.S. tax credits and incentives. The most significant item impacting the income tax provision for the third quarter of 2019 was a $1.9 tax benefit associated with the revision of a previous estimate related to the taxation of foreign earnings.

For the nine months ended September 26, 2020, we recorded an income tax provision of $18.9 on $92.7 of pre-tax income from continuing operations, resulting in an effective rate of 20.4%. This compares to an income tax provision for the nine months ended September 28, 2019 of $11.5 on $52.7 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. The most significant items impacting the income tax provision for the first nine months of 2020 were (i) $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) the $1.2 of tax benefits associated with U.S. tax credits and incentives noted above, and (iii) $0.5 of tax benefits associated with statute expirations in certain jurisdictions during the second quarter of 2020. The most significant items impacting the income tax provision for the first nine months of 2019 were foreign losses for which no tax benefit was recognized as future realization of any such foreign tax benefit is considered unlikely, offset by (i) $1.7 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iii) the $1.9 adjustment to the taxation of foreign earnings noted above.

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
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$154.6	$140.1	10.3	$405.4	$399.4	1.5
Income	26.3	22.2	18.5	59.5	57.3	3.8
% of revenues	17.0%	15.8%		14.7%	14.3%
Components of revenue increase:
Organic			4.0			(6.5)
Foreign currency			0.3			(0.2)
Acquisitions			6.0			8.2
Net revenue increase:			10.3			1.5
Revenues — For the three months ended September 26, 2020, the increase in revenue, compared to the respective period in 2019, was due primarily to the impact of the Patterson-Kelley acquisition and an increase in organic revenue. The increase in organic revenue was due to higher sales of cooling products in the international markets, partially offset by a decline in sales of heating products and domestic cooling products, resulting primarily from the negative impact of the COVID-19 pandemic on customer demand.

For the nine months ended September 26, 2020, the increase in revenue, compared to the respective period in 2019, was due primarily to the impact of the SGS and Patterson-Kelley acquisitions, partially offset by a decline in organic revenue. The decline in organic revenue was due primarily to a decrease in sales of heating products resulting primarily from (i) a warmer than normal winter during the first quarter of 2020 and (ii) the negative impact of the COVID-19 pandemic on customer demand during the second and third quarters of 2020. Such decrease in organic revenue was partially offset by an increase in sales of cooling products in the international markets.

Income — For the three months ended September 26, 2020, the increase in income and margin, compared to the respective period in 2019, was due primarily to (i) the higher sales of cooling products in the international markets and (ii) improved operational execution and a favorable sales mix within the segment’s domestic cooling products business.

For the nine months ended September 26, 2020, the increase in income and margin, compared to the respective period in 2019, was due primarily to the matters noted above for the three months ended September 26, 2020, partially offset by the impact of the lower sales of heating products noted above for the nine months ended September 26, 2020.

Backlog — The segment had backlog of $92.6 and $77.2 as of September 26, 2020 and September 28, 2019, respectively. Aggregate backlog related to Patterson-Kelley totaled $3.2 as of September 26, 2020.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$85.2	$97.6	(12.7)	$269.2	$284.4	(5.3)
Income	14.2	20.5	(30.7)	48.4	59.2	(18.2)
% of revenues	16.7%	21.0%		18.0%	20.8%
Components of revenue decrease:
Organic			(16.7)			(6.9)
Foreign currency			0.9			(0.2)
Acquisitions			3.1			1.8
Net revenue decrease			(12.7)			(5.3)
Revenues — For the three and nine months ended September 26, 2020, the decrease in revenue, compared to the respective periods in 2019, was due primarily to a decrease in organic revenue, partially offset by the impact of the ULC (three and nine months ended September 26, 2020) and Sabik (nine months ended September 26, 2020) acquisitions. The decline in organic revenue for the three months ended September 26, 2020 was primarily the result of lower sales of communication technologies and obstruction lighting products, while the decline for the nine months ended September 26, 2020 was primarily due to lower sales of communication technologies products. A significant portion of the organic revenue decline was attributable to lower customer demand and order delays caused by the COVID-19 pandemic.

Income — For the three and nine months ended September 26, 2020, the decrease in income and margin, compared to the respective periods in 2019, was due to the impact of the revenue decreases noted above and a less favorable sales mix, as the decline in revenue related to the COVID-19 pandemic was focused on the segment’s higher margin product lines.

Backlog — The segment had backlog of $89.5 and $86.9 as of September 26, 2020 and September 28, 2019, respectively. Aggregate backlog related to ULC totaled $23.5 as of September 26, 2020
Engineered Solutions Reportable Segment

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$123.1	$121.1	1.7	$424.8	$398.1	6.7
Income	9.2	5.9	55.9	44.7	26.9	66.2
% of revenues	7.5%	4.9%		10.5%	6.8%
Components of revenue increase:
Organic			1.8			6.8
Foreign currency			(0.1)			(0.1)
Net revenue increase			1.7			6.7
Revenues — For the three and nine months ended September 26, 2020, the increase in revenue, compared to the respective periods in 2019, was due to an increase in organic revenue, primarily within the segment's power transformer business associated with (i) a more favorable sales mix and (ii) improved pricing discipline.
Income — For the three and nine months ended September 26, 2020, the increase in income and margin, compared to the respective periods in 2019, was due primarily to the increase in revenues noted above.
Backlog — The segment had backlog of $363.7 and $354.5 as of September 26, 2020 and September 28, 2019, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded during the fourth quarter of 2020 and into 2021.

All Other

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$0.5	$6.0	*	$6.5	$(1.1)	*
Loss	(5.5)	(5.7)	*	(13.6)	(38.3)	*
% of revenues	*	*		*	*
Components of revenue increase			*			*
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended September 26, 2020, the decrease in revenue, compared to the respective period in 2019, was due to a decline in organic revenue resulting from lower sales related to (i) the large power projects in South Africa, as these projects are in the latter stages of completion, and (ii) the impact of the wind-down of the Heat Transfer business.

For the nine months ended September 26, 2020, the increase in revenue, compared to the respective period in 2019, was due to adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during the nine months ended September 28, 2019, partially offset by a decline in organic revenue for the reasons noted above.

Loss — For the three months ended September 26, 2020, the loss decreased, compared to the respective period in 2019, as a result of the wind-down activities noted above.

For the nine months ended September 26, 2020, the loss decreased, compared to the respective period in 2019, as operating results for the nine months ended September 28, 2019 included the reductions in revenue of $23.5 noted above associated with the large power projects in South Africa.

Backlog — These operating segments had backlog of $4.5 and $15.9 as of September 26, 2020 and September 28, 2019, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Total consolidated revenues	$363.4	$364.8	(0.4)	$1,105.9	$1,080.8	2.3
Corporate expense	10.4	10.0	4.0	30.0	32.9	(8.8)
% of revenues	2.9%	2.7%		2.7%	3.0%
Long-term incentive compensation expense	3.4	3.3	3.0	10.2	10.1	1.0

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The increase in corporate expense during the three months ended September 26, 2020, compared to the respective period in 2019, was due primarily to professional fees incurred in connection with the acquisition of ULC. The decrease in corporate expense during the nine months ended September 26, 2020, compared to the respective period in 2019, was due primarily to lower incentive compensation and travel expenses during the nine months ended September 26, 2020.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. See Note 14 to our condensed consolidated financial statements for additional details.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 26, 2020 and September 28, 2019.

	Nine months ended
	September 26, 2020	September 28, 2019
Continuing operations:
Cash flows from operating activities	$60.9	$73.3
Cash flows used in investing activities	(101.8)	(86.7)
Cash flows from (used in) financing activities	64.5	(4.7)
Cash flows used in discontinued operations	(4.5)	(3.5)
Change in cash and equivalents due to changes in foreign currency exchange rates	(3.1)	2.1
Net change in cash and equivalents	$16.0	$(19.5)

Operating Activities — The decrease in cash flows from operating activities during the nine months ended September 26, 2020, compared to the respective period in 2019, was due primarily to (i) payments of $14.3 that were made during the third quarter of 2020 with respect to bonds related to the large power projects in South Africa (see Note 15 to our condensed consolidated financial statements for additional details) and (ii) the impact of an increase in 2019 incentive compensation expense, which was paid in the first quarter of 2020, versus 2018 incentive compensation expense, which was paid in the first quarter of 2019. These decreases in cash flows from operating activities were offset partially by the impact of the deferral of payment of $6.8 in social security payroll taxes, as provided under the CARES Act (see Note 16 to our condensed consolidated financial statements for additional details).

Investing Activities — Cash flows used in investing activities for the nine months ended September 26, 2020 were comprised primarily of cash utilized for the acquisition of ULC of $87.9 and capital expenditures of $15.0, partially offset by proceeds from company-owned life insurance policies of $1.1.
Cash flows used in investing activities for the nine months ended September 28, 2019 were comprised primarily of cash utilized for the acquisitions of Sabik and SGS of $87.2 and capital expenditures of $10.7, partially offset by proceeds from company-owned life insurance policies of $5.9 and proceeds of $5.5 received in connection with the sale of Heat Transfer’s manufacturing facility.

Financing Activities — Cash flows from financing activities for the nine months ended September 26, 2020 were comprised of net borrowings under our various debt instruments of $67.8, with such net borrowings resulting primarily from borrowings utilized to fund the ULC acquisition. The impact of these net borrowings was partially offset by (i) minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.8 and (ii) $1.5 related to contingent consideration paid in connection with the SGS acquisition.

Cash flows from financing activities for the nine months ended September 28, 2019 were comprised of minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.2 and net repayments under our various debt instruments of $0.5.

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 26, 2020 and September 28, 2019 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2020 and 2019.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended September 26, 2020.

	December 31, 2019	Borrowings	Repayments	Other(5)	September 26, 2020
Revolving loans (1)	$140.0	$183.9	$(118.9)	$—	$205.0
Term loan(2)	248.2	—	—	0.3	248.5
Trade receivables financing arrangement(3)	—	65.0	(60.4)	—	4.6
Other indebtedness(4)	5.3	—	(1.8)	2.3	5.8
Total debt	393.5	$248.9	$(181.1)	$2.6	463.9
Less: short-term debt	142.6				108.0
Less: current maturities of long-term debt	1.0				5.6
Total long-term debt	$249.9				$350.3
___________________________

(1)Balances outstanding under our revolving loans are not due for repayment until December 2024 under the terms of our senior credit agreement. However, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.5 and $1.8 at September 26, 2020 and December 31, 2019, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At September 26, 2020, we had $20.1 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $4.6. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Includes balances under a purchase card program of $1.7 and $2.6 and finance lease obligations of $2.4 and $2.7, at September 26, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At September 26, 2020, we were in compliance with all covenants of our senior credit agreement.
Availability — At September 26, 2020, we had $227.6 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $205.0 and $17.4 reserved for domestic letters of credit. In addition, at September 26, 2020, we had $19.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.7 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K, except as detailed in Note 5 to our condensed consolidated financial statements. Our total net liabilities for unrecognized tax benefits including interest were $17.1 as of September 26, 2020. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $10.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 26, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2020.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 26, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business.

During March 2020, our business began to experience the adverse impacts of the COVID-19 pandemic, including a modest impact on our consolidated financial results for the three and nine months ended September 26, 2020. In response, we have taken a number steps to protect our employees, customers, and business, including:

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

The COVID-19 pandemic could continue to have an adverse impact on our business and consolidated financial results during the fourth quarter of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental response to the pandemic are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

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

•A prolonged reduction in the demand for certain of our products;
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended September 26, 2020, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 26, 2020 and September 28, 2019; (ii) Condensed Consolidated Balance Sheets at September 26, 2020 and December 31, 2019; (iii) Condensed Consolidated Statements of Equity for the three and nine months ended September 26, 2020 and September 28, 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2020 and September 28, 2019; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: October 29, 2020	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: October 29, 2020	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer