Form 10-K
period 2020-12-31
SPX CORP
filed 2021-02-26
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to    .
Commission file number: 1-6948
SPX Corporation
(Exact name of registrant as specified in its charter)

Delaware	38-1016240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6325 Ardrey Kell Road Suite 400,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2020 was $1,689,537,294. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 19, 2021 was 45,075,565.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 11, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX CORPORATION AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, information technology and cybersecurity risks, integration of acquisitions, and changes in the economy, as well as the impacts of the coronavirus disease (the “COVID-19 pandemic”) and governmental responses to stem further outbreaks of the COVID-19 pandemic, which is further discussed below and in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the risks and uncertainties discussed in this filing, including under the heading “Risk Factors,” and any subsequent filing with the U.S. Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these discussions of risks and uncertainties may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict all potentially relevant risks and uncertainties, and we cannot assess the impact, if any, of these factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
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

Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the recent years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during 2016. Additionally, during 2018, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business, with the wind-down completed during the fourth quarter of 2020. As a result of completing such wind-down activities, we are now reporting the Heat Transfer business as a discontinued operation for all periods presented. Lastly, our South African subsidiary, DBT Technologies (PTY) LTD’s (“DBT”) contractual scope on the large power projects in South Africa is substantially complete, with its remaining responsibilities under the projects related primarily to resolution of various claims between itself and one of the prime contractors on the projects. See MD&A and Notes 1 and 4 to our consolidated financial statements for further discussion of these actions.

On March 1, 2018 and June 7, 2018, we completed the acquisitions of Schonstedt Instrument Company (“Schonstedt”) and Cues, Inc. (“Cues”), respectively. Schonstedt is a manufacturer and distributor of magnetic locator products used for locating underground utilities and buried objects, while Cues is a manufacturer of pipeline inspection and rehabilitation equipment. The post-acquisition operating results of Schonstedt and Cues are reflected within our Detection and Measurement reportable segment.

On February 1, 2019, we completed the acquisition of Sabik Marine (“Sabik”), primarily a manufacturer of obstruction lighting products. The post-acquisition operating results of Sabik Marine are reflected within our Detection and Measurement reportable segment.

On July 3, 2019 and November 12, 2019, we completed the acquisitions of SGS Refrigeration Inc. (“SGS”) and Patterson-Kelley, LLC (“Patterson-Kelley”), respectively. SGS is a manufacturer of industrial refrigeration products, while Patterson-Kelley is a manufacturer and distributor of commercial boilers and water heaters. The post-acquisition operating results of SGS and Patterson-Kelley are reflected within our HVAC reportable segment.

On September 2, 2020 and November 11, 2020, we completed the acquisitions of ULC Robotics (“ULC”) and Sensors & Software, Inc. (“Sensors & Software”), respectively. ULC is leading developer of robotic systems, mechanical learning applications, and inspection technology for the energy, utility, and industrial markets, while Sensors & Software is a manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations. The post-acquisition operating results of ULC and Sensors & Software are reflected within our Detection and Measurement reportable segment.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC, detection and measurement, power transmission and generation, and industrial markets. With operations in over 15 countries and approximately 4,500 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
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

Our detection and measurement product lines encompass underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.

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
Reportable Segments and Other Operating Segment
Our DBT operating segment is reported within an “Other” category outside of our reportable segments. Our other operating segments are aggregated into the following three reportable segments: HVAC, Detection and Measurement, and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating expenses and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $590.7, $593.2 and $582.1 in 2020, 2019 and 2018, respectively, and backlog of $82.8 and $77.8 as of December 31, 2020 and 2019, respectively. Approximately 97% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021. The segment engineers, designs, manufactures, installs and services cooling products for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley and Recold, while our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, and Patterson-Kelley brands, and our Marley-Wylain subsidiary sells its products under the Weil-McLain and Williamson-Thermoflo brands.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $387.3, $384.9 and $320.9 in 2020, 2019 and 2018, respectively, and backlog of $89.3 and $76.4 as of December 31, 2020 and 2019, respectively. Approximately 81% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Warren G-V, Cues, ULC Robotics, and Sensors & Software. Our bus fare collection systems, communication technologies, and obstruction lighting are sold under the Genfare, TCI, Flash Technology and Sabik Marine brand names, respectively.
Engineered Solutions Reportable Segment
Our Engineered Solutions reportable segment had revenues of $577.5, $548.9 and $537.0 in 2020, 2019 and 2018, respectively, and backlog of $353.4 and $373.4 as of December 31, 2020 and 2019, respectively. Approximately 88% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021. The segment engineers, designs, manufactures, installs and services transformers for the power transmission and distribution market, as well as process cooling equipment for the industrial and power generation markets. The primary distribution channels for the segment’s products are direct to customers and third-party representatives. The segment has a strong presence in North America.
We sell transformers under the Waukesha brand name. Typical customers for this product line are publicly and privately held utilities. Our process cooling products are sold under the brand names of SPX Cooling and Marley.
Other
Our DBT operating segment had revenues of $4.0, $(6.1) and $72.6 in 2020, 2019 and 2018, respectively, and backlog of $3.7 and $7.4 as of December 31, 2020 and 2019, respectively. DBT engineers, designs, manufactures, installs, and services equipment for the industrial and power generation markets, with its efforts focused primarily on two large power projects in South Africa that are in the final stages of completion (see Note 15 to our consolidated financial statements for additional details).
Acquisitions
We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired ULC and Sensors & Software in 2020, Sabik, SGS, and Patterson-Kelley in 2019, and Schonstedt and Cues in 2018.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. There were no divestitures of businesses in 2020, 2019 or 2018. As previously indicated, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020 and, as such, the business is now being reported as a discontinued operation for all periods presented.

International Operations
We are a multinational corporation with operations in over 15 countries. Sales outside the United States were $196.4, $144.8 and $221.0 in 2020, 2019 and 2018, respectively.
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
Patents/Trademarks
We own 197 domestic and 214 foreign patents (comprising 186 patent “families”), including 23 patents that were issued in 2020, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
Outsourcing and Raw Materials
We manufacture many of the components used in our products; however, our strategy includes outsourcing certain components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product or component and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of key products, components or appropriate substitutes at reasonable costs.
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
Competition
Our competitive position cannot be determined accurately in the aggregate or by reportable or operating segment since we and our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors as they apply to the various products and services offered. See “Reportable Segments and Other Operating Segment” above for a discussion of our competitors.
Environmental Matters
See “MD&A — Critical Accounting Estimates — Contingent Liabilities,” “Risk Factors” and Note 15 to our consolidated financial statements for information regarding environmental matters.

Human Capital Resources
At December 31, 2020, we had approximately 4,500 employees, with approximately 3,900 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Eight domestic collective bargaining agreements cover approximately 1,100 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. As such, we strive to provide an environment where employees are developed and provided challenging career growth opportunities, and know their inputs and contributions are appreciated. We offer a “Total Rewards” program that provides comprehensive compensation and benefits packages that are competitive with the market and choices designed to reward employees and assist them in managing their well-being. Together, these opportunities present significant growth potential for employees, both financially and professionally.

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. Recent areas of focus include: the graduation of a new cohort from our executive leadership development program, the introduction of a new course supporting our frontline leaders’ development, and the expansion of our talent review and succession planning programs. We also were able to successfully pivot many of our education and training programs to an online format in response to the COVID-19 pandemic. We anticipate that we will incorporate the online approach into our training offerings going forward, as this format allows expanded participation and permits broader, time-flexible development.

During 2020, there was significant focus on enhancing our Diversity & Inclusion programs, aimed at ensuring we provide an inclusive environment where everyone feels valued and respected. We targeted engagement, as well as education and training efforts, which focused on creating awareness and expanding understanding and changing behaviors. We also formed a Diversity & Inclusion Council, which is comprised of several senior leaders from across the enterprise and is led by our CEO. In addition, we developed networking and action groups, comprised of dozens of “Ambassadors” from across the company. These groups have been asked to participate in the development and implementation of strategy and programming to ensure that the actions we take drive meaningful and impactful results for our employees. We believe that through education and training we can unlock greater potential and opportunities and benefit from diverse backgrounds and points of view. Valuing diversity and inclusion is, and will be, an on-going part of the culture we are continuously working to strengthen.
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
Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business.

During March 2020, our business began to experience the adverse impacts of the COVID-19 pandemic, including a modest impact on our consolidated financial results for year ended December 31, 2020. In response, we have taken a number steps to protect our employees, customers, and business, including:

•The implementation of a COVID-19 task force, which, among other things, is monitoring the impacts of the COVID-19 pandemic on a regular basis;
•The adoption of practices that promote social distancing and prevent the spread of the COVID-19 pandemic (e.g., visitor access restrictions at our facilities, the use of masks and, in most cases, temperature checks at our facilities, remote work arrangements where feasible, staggered work shifts, travel restrictions, etc.);
•Enhanced workplace hygiene and sanitary processes at our facilities; and
•Modified/enhanced employee benefits to better support employee needs in the current environment.

The COVID-19 pandemic could continue to have an adverse impact on our business and consolidated financial results during 2021 and we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental response to the pandemic, as well as the pace of vaccination efforts, are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

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
•Disruptions in our supply chain or increased costs for certain components or commodities;
•Asset impairment charges;
•A loss of productivity, greater cybersecurity risk and other fraud risks, and difficulties in maintaining internal controls over financial reporting due to the impact of employees working remotely;
•An adverse impact to the funded status of our defined benefit pension plans, which could result in (i) a material charge during the fourth quarter of 2021 and (ii) on a longer-term, additional funding requirements for the plans;
•The diversion of management’s attention from core business operations; and
•Restructuring charges if we decide to reduce headcount as a result of a decline in customer demand.

Any of the above risks could have a material adverse impact on our business and consolidated financial results.

Risks Related to Contingent Liabilities

We are subject to various claims, disputes, enforcement actions, litigation, arbitration and other legal proceedings related to two large power projects in South Africa that could ultimately be resolved against us.

Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT is currently involved in a number of claims relating to these challenges and may be subject to other claims, which could be significant. We cannot give assurance that these claims and the costs to assert our claims and defend claims against us will not have a material adverse effect on our financial position, results of operations, or cash flows. See “MD&A - Critical Accounting Estimates - Contingent Liabilities” and Note 15 to our consolidated financial statements for further discussion.
We are subject to potential liability relating to claims, complaints and proceedings, including those relating to asbestos, environmental, product liability and other matters.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. Additionally, changes in laws, ordinances, regulations, or other governmental policies may significantly increase our expenses and liabilities.
Numerous claims, complaints, and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions and contracts, intellectual property, and competitive claims), environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Periodically, claims, complaints and proceedings arising other than in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (e.g. patent infringement), including claims with respect to businesses that we have acquired for matters arising before the relevant date of the acquisition. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
The liabilities we record for asbestos product liability matters are based on a number of assumptions, including historical claims and payment experience and actuarial estimates of the future period during which additional claims are reasonably foreseeable. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, including as a result of our change in relevant assumptions, which could result in material charges to earnings. In addition, a significant increase in claims, costs, and/or issues with existing insurance coverage could have a material adverse impact on our financial position, results of operations and cash flows.

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
See “MD&A - Critical Accounting Estimates - Contingent Liabilities” and Note 15 to our consolidated financial statements for further discussion.
Risks Related to our Markets and Customers
Many of the markets in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.
Many of the markets in which we operate are subject to general economic cycles or industry events. In addition, certain of our businesses are subject to market-specific cycles.
Furthermore, contract timing on projects, including those relating to power transmission and distribution systems, communication technologies, fare collection systems, and process cooling systems and towers may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable Segments and Other Operating Segment.”
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
Risks Related to our Suppliers and Vendors
The price and availability of raw materials and components has and may adversely affect our business.
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
Risks Related to Information, Technology and Cybersecurity
If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

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
Risks Related to Our Manufacturing and Operations
Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to fixed-price contracts.
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
To the extent that we underestimate the remaining cost to complete a project, we may overstate the revenues and profit in a particular period. Further, certain of these contracts provide for penalties or liquidated damages for failure to timely perform our obligations under the contract, or require that we, at our expense, correct and remedy certain defects to the satisfaction of the other party. Because some of our contracts are at a fixed price, we face the risk that cost overruns or inflation may exceed, erode or eliminate our expected profit margin, or cause us to record a loss on our projects.
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

Risks Related to Macro-Economic, Domestic and World Political Events
Governmental laws and regulations could negatively affect our business.
Changes in laws and regulations to which we are or may become subject could have a significant negative impact on our business. In addition, we could face material costs and risks if it is determined that we have failed to comply with relevant laws and regulations. We are subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business; the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business; the California Transparency in Supply Chain Act and similar laws and regulations, which relate to human trafficking and anti-slavery and impose new compliance requirements on our businesses and their suppliers; and the California Consumer Privacy Act of 2018 and the European General Data Protection Regulation, which establish data management requirements for the protection of personal information of individuals. While our policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other of our activities, which could have a material adverse impact on our results of operations and financial condition.
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
In 2020, approximately 87% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
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
Risks Related to Acquisitions and Dispositions
Acquisitions involve a number of risks and present financial, managerial and operational challenges.

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
•Potential disputes with the sellers of acquired businesses; and
•Potential cybersecurity risks, as acquired systems may not possess the appropriate security measures.

We conduct operational, financial, tax, systems, and legal due diligence on all acquisitions; however, we cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance.
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
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions. See “Business,” “MD&A - Results of Discontinued Operations,” and Notes 4 and 17 to our consolidated financial statements for the status of our divestitures, including liabilities retained in connection with such dispositions.
Risks Related to Human Capital Resources
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
At December 31, 2020, we had eight domestic collective bargaining agreements covering approximately 1,100 of our over 4,500 employees. Three of these collective bargaining agreements expire in 2021 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
Risks Related to Financial Matters
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2020, we had $412.4 in total indebtedness. On that same date, we had $302.9 of available borrowing capacity under our revolving credit facilities, after giving effect to $17.3 reserved for outstanding letters of credit and $129.8 of borrowings under the revolving credit agreement, and $11.5 of available borrowing capacity under our trade receivables financing arrangement. In addition, at December 31, 2020, we had $11.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $89.0 reserved for outstanding letters of credit. At December 31, 2020, our cash and equivalents balance was $68.3. See MD&A and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Officials in some of the jurisdictions in which we do business have proposed, or announced that they are reviewing, tax changes that could potentially increase taxes, and other revenue-raising laws and regulations, including those that may be enacted as a result of various OECD projects. Changes in applicable U.S. or foreign tax laws and regulations, or their interpretation and application, could have a material impact on our financial position, results of operations, and cash flows.
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
At December 31, 2020, we had goodwill and other intangible assets, net, of $804.9. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
Cost reduction actions often result in charges against earnings. These charges can vary significantly from period to period and, as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of cost reduction actions.
Changes in key estimates and assumptions related to our defined benefit pension and postretirement plans, such as discount rates, assumed long-term return on assets, assumed long-term trends of future cost, and accounting and legislative changes, as well as actual investment returns on our pension plan assets and other actuarial factors, could affect our results of operations and cash flows.
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2020, our net liability to these plans was $139.3. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Risks Related to Ownership of Our Common Stock
Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our stockholders consider favorable.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2020, we had the ability to issue up to an additional 4.407 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan, and 0.027 under our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.
The Spin-Off of SPX FLOW could result in substantial tax liability to us and our stockholders.
In connection with the Spin-Off of SPX FLOW, we received opinions of tax counsel satisfactory to us as to the tax-free treatment of the Spin-Off and certain related transactions. However, if the factual assumptions or representations upon which the opinions are based are inaccurate or incomplete in any material respect, we will not be able to rely on the opinions. Furthermore, the opinions are not binding on the Internal Revenue Service (“IRS”) or the courts. Accordingly, the IRS may challenge the conclusions set forth in the opinions and any such challenge could prevail. If, notwithstanding the opinions, the Spin-Off or a related transaction is determined to be taxable, we could be subject to a substantial tax liability. In addition, if the Spin-Off is determined to be taxable, each holder of our common stock who received shares of SPX FLOW would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the shares received.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2020:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	6 U.S. states and 2 foreign countries	12	0.6	1.4
Detection and Measurement reportable segment	7 U.S. states and 3 foreign countries	14	0.3	0.2
Engineered Solutions reportable segment	7 U.S. states and 0 foreign country	11	1.8	0.2
Other (including corporate)	1 U.S. state and 1 foreign country	3	0.4	0.1
Total		40	3.1	1.9
In addition to manufacturing plants, we own and lease various sales, service and other locations throughout the world. We consider these properties, as well as the related machinery and equipment, to be well maintained and suitable and adequate for their intended purposes.
ITEM 3. Legal Proceedings
See “Risk Factors,” “MD&A — Critical Accounting Estimates — Contingent Liabilities,” and Note 15 to our consolidated financial statements for a discussion of legal proceedings.
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
We discontinued dividend payments in September 2015 in connection with the Spin-off and, thus, there have been no dividends declared since such time.
There were no repurchases of common stock during the three months ended December 31, 2020. The number of shareholders of record of our common stock as of February 19, 2021 was 2,499.
Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2015 and the reinvestment of dividends.

$600
$500
$400
$300
$200
$100
$0
2015
2016
2017
2018
2019
2020
SPX Corporation
S&P 500
S&P 1500 Industrials
S&P 600

	2015	2016	2017	2018	2019	2020
SPX Corporation	$100.00	$254.23	$336.44	$300.21	$545.34	$584.57
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 1500 Industrials	100.00	120.41	145.77	126.27	163.90	183.06
S&P 600	100.00	124.75	139.38	125.79	152.02	166.57

ITEM 6. Selected Financial Data
Not applicable. The Company has elected early compliance with the changes to Items 301 and 302 of Regulation S-K effected by Securities and Exchange Commission Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information (effective February 10, 2021).

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had a modest adverse impact on our consolidated results of operations during 2020. This impact is primarily evident in the decline in revenues at certain of our businesses due to a reduction in customer demand and order delays. These adverse impacts could continue during 2021. Although certain of our businesses have been, and could be, impacted more than others in our portfolio, we believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the potential adverse impacts of the COVID-19 pandemic. For example, the products we manufacture and services we provide fall under the definition of “critical” or “essential” under various federal guidelines and state/local governmental orders that otherwise restrict business activities. These include products and services that enable the operation and maintenance of communication networks, the electrical grid, water and wastewater systems, and other key elements of infrastructure. Our manufacturing facilities have not experienced material interruptions in operations. If incidents of the COVID-19 pandemic increase, we may temporarily close facilities, if necessary, to address employee safety matters. In terms of liquidity, we generated $131.1 of cash flows from operating activities associated with continuing operations during 2020 and have experienced no consequential delays in collecting outstanding amounts due from our customers. In addition, as of December 31, 2020, we had over $350.0 of availability from cash on-hand and aggregate borrowing capacity under our senior credit facilities and trade receivable financing arrangement. Lastly, scheduled repayments over the next twelve months for our long-term debt arrangements totaled only $7.2 as of December 31, 2020. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary expenses, and implemented actions to address potential material sourcing challenges. We will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 2 and 10 to our consolidated financial statements and “Risk Factors” for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.
Executive Overview
Revenues for 2020 totaled $1,559.5, compared to $1,520.9 in 2019 (and $1,512.6 in 2018). The increase in revenues in 2020, compared to 2019, was due primarily to (i) the impact of the acquisitions of SGS and Patterson-Kelley during 2019 and ULC and Sensors & Software during 2020 and (ii) adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during 2019, partially offset by a decline in organic revenue in 2020. The decline in organic revenue was due primarily to lower sales of HVAC heating products, HVAC domestic cooling products, and communication technologies products, partially offset by higher sales of HVAC cooling products in the international markets and power transformers. A portion of the organic revenue decline is attributable to a decline in customer demand and order delays caused by the COVID-19 pandemic. The increase in revenues in 2019, compared to 2018, was due to increases in revenues associated with the acquisitions of Schonstedt and Cues in 2018 and Sabik, SGS, and Patterson-Kelley during 2019, partially offset by (i) a decline in organic revenue, (ii) the adjustments of $23.5 noted above related to our large power projects in South Africa, and (iii) a stronger U.S. dollar during 2019. The decline in organic revenue was attributable to lower sales related to the large power projects in South Africa, as these projects have been in the latter stages of completion, partially offset by increases in organic revenue for all three of our reportable segments.

For 2020, operating income totaled $132.0, compared to $110.0 in 2019 (and $112.5 in 2018). The increase in operating income in 2020, compared to 2019, was due primarily to (i) the impact of the reduction in revenues during 2019 of $23.5 noted above associated with the large power projects in South Africa and (ii) increases in profitability at our power transformer and cooling products businesses. These increases in operating income were partially offset by declines in profitability associated with lower sales of heating products and high-margin communication technologies products. The decrease in operating income during 2019, compared to 2018, was due primarily to increased losses associated with the large power projects in South Africa, with such losses impacted by the reductions in revenues/profits of $23.5 noted above, partially offset by improved operating results across all three reportable segments.

Operating cash flows from continuing operations totaled $131.1 in 2020, compared to $154.2 in 2019 (and $111.5 in 2018). The decrease in operating cash flows from continuing operations, compared to 2019, was due primarily to a decline in cash flows at certain of our project-related businesses during 2020, as cash receipts for these project-related businesses are often subject to contractual milestones that can impact the timing of cash flows from period-to-period. The increase in operating cash flows from continuing operations in 2019, compared to 2018, was due primarily to higher cash flows at certain of our project-related businesses due to the timing of contractual milestone payments and a decline cash outflows related to the large power projects in South Africa, as these projects have been in the latter stages of completion. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net tax payments of $7.0 in 2019 versus net tax refunds of $44.3 in 2018).

Additional details on certain matters noted above as well as significant items impacting the financial results for 2020, 2019, and 2018 are as follows:
2020:
•In February 2020, and as a result of the December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest rate swap agreements. These additional swaps:
◦Have a notional amount of $248.4;
◦Cover the period March 2021 to November 2024; and
◦Effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus an applicable margin, during the period noted above.

•On September 2, 2020, we completed the acquisition of ULC.
◦The purchase price for ULC was $89.2, net of cash acquired of $4.0.
◦The seller is eligible for additional cash consideration of $45.0.
▪Payments of the contingent consideration are scheduled to be made in 2021 and 2022 upon successful achievement of certain operational and financial milestones.
▪The estimated fair value of such contingent consideration is $24.3, which is reflected as a liability in our consolidated balance sheet at December 31, 2020.
◦ULC’s revenues for the twelve months prior to the date of acquisition were approximately $40.0.
◦The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

•In September 2020, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), one of the prime contractors on the large power projects in South Africa, made a demand and received payment of South African Rand 239.6 (or $14.3 at the time of payment) on certain bonds that were issued by a bank in favor of MHI.
◦As required under the terms of the bonds and our senior credit agreement, we funded the South African Rand 239.6.
◦In its demand, MHI purported that DBT failed to carry out certain contractual obligations.
◦DBT denies liability and, thus, intends to seek, and believes it is fully entitled to, reimbursement of the South African Rand 239.6 that has been paid.
◦As such, we have reflected the South African Rand 239.6 (or $16.3 at December 31, 2020) as a non-current asset within our consolidated balance sheet as of December 31, 2020.
◦See Note 15 to our consolidated financial statements for additional details.

•On November 11, 2020, we completed the acquisition of Sensors & Software.
◦The purchase price for Sensors & Software was $15.2, net of cash acquired of $0.3.
◦The seller is eligible for additional cash consideration of up to $3.9.
▪Payment of the contingent consideration is scheduled to be made in 2021 upon successful achievement of a financial milestone during the twelve months following the date of acquisition.
▪The estimated fair value of such contingent consideration is $0.7, which is reflected as a liability in our consolidated balance sheet at December 31, 2020.
◦Sensors & Software’s revenues for the twelve months prior to the date of acquisition were approximately $7.0.
◦The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.

•In the fourth quarter of 2020, we completed the wind-down of Heat Transfer.
◦The wind-down was initiated in 2018 after an unsuccessful attempt to sell the business.
◦The wind-down is part of a strategic shift away from the power generation markets.
◦As part of this strategic shift, we sold our dry cooling and Balcke Dürr businesses.
◦As a result of completing the wind-down plan, we are now reporting Heat Transfer as a discontinued operation for all periods presented.

•Asbestos Product Liability Matters:
◦During 2020, we recorded charges of $21.3 related to asbestos product liability matters.

◦Of such charges, $19.2 were reflected in “Income from continuing operations before income taxes” and the remainder in “Gain (loss) on disposition of discontinued operations, net of tax.”
◦Payments for asbestos product liability matters, net of insurance recoveries, totaled $19.3 in 2020.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $6.8 in the fourth quarter of 2020 in connection with the annual remeasurement of our pension and postretirement plans, with such losses resulting primarily from declines in discount rates on our unfunded pension and postretirement plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Changes in the Estimated Fair Value of an Equity Security:
◦During 2020, we:
▪Recorded gains of $8.6 within “Other income (expense), net” related to increases in the estimated fair value of an equity security that we hold; and
▪Received distributions of $3.5, which are included in “Cash flows from operating activities.”
◦See Note 17 to our consolidated financial statements for additional details.
2019:
•On February 1, 2019, we completed the acquisition of Sabik.
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

•On July 3, 2019, we completed the acquisition of SGS.
◦The purchase price for SGS was $11.5, including contingent consideration of $1.5 that was paid during 2020.
◦SGS’s revenues for the twelve months prior to the date of acquisition were approximately $12.0.
◦The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.

•On November 12, 2019, we completed the acquisition of Patterson-Kelley.
◦The purchase price for Patterson-Kelley was $59.9.
◦Patterson-Kelley’s revenues for the twelve months prior to the date of acquisition were approximately $35.0.
◦The post-acquisition operating results of Patterson-Kelley are reflected within our HVAC reportable segment.

•On December 17, 2019, we amended our senior credit agreement.
◦In connection with the amendment, we recorded a charge of $0.6 associated with the write-off of a portion of deferred financing costs associated with the senior credit agreement.
◦See Note 13 to our consolidated financial statements for additional details.

•Asbestos Product Liability Matters:
◦During 2019, we recorded charges of $10.1 related to asbestos product liability matters.
◦Of such charges, $6.3 were reflected in “Income from continuing operations before income taxes” and the remainder in “Gain (loss) on disposition of discontinued operations, net of tax.”
◦Payments for asbestos product liability matters, net of insurance recoveries, totaled $13.1 in 2019.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $10.0 in the fourth quarter of 2019 in connection with the annual remeasurement of our pension and postretirement plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details, with such losses resulting primarily from declines in discount rates on our unfunded pension and postretirement plans.

•Changes in the Estimated Fair Value of an Equity Security:
◦During 2019, we:
▪Recorded gains of $7.9 within “Other income (expense), net” related to increases in the estimated fair value of an equity security that we hold; and
▪Received distributions of $2.6, which are included in “Cash flows from operating activities.”
◦See Note 17 to our consolidated financial statements for additions details.

2018:
•On March 1, 2018, we completed the acquisition of Schonstedt.
◦The purchase price for Schonstedt was $16.4, net of cash acquired of $0.3.
◦Schonstedt’s revenues for the twelve months prior to the date of acquisition were approximately $9.0.
◦The post-acquisition operating results of Schonstedt are reflected within our Detection and Measurement reportable segment.

•On June 7, 2018, we completed the acquisition of Cues.
◦The purchase price for Cues was $164.4, net of cash acquired of $20.6.
◦Cues’ revenues for the twelve months prior to the date of acquisition were approximately $84.0.
◦The post-acquisition operating results of Cues are reflected within our Detection and Measurement reportable segment.
◦See Notes 1 and 4 to our consolidated financial statements for additional details.

•Asbestos Product Liability Matters:
◦During 2018, we recorded charges of $4.8 related to asbestos product liability matters.
◦Of such charges, $4.4 were reflected in “Income from continuing operations before income taxes” and the remainder in “Gain (loss) on disposition of discontinued operations, net of tax.”
◦Payments for asbestos product liability matters, net of insurance recoveries, totaled $9.7 in 2018.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $6.6 in the fourth quarter of 2018 in connection with the annual remeasurement of our pension and postretirement plans, with such losses resulting primarily from negative returns on assets of our foreign pension plans.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.
Results of Continuing Operations
Cyclicality of End Markets, Seasonality and Competition—The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, our heating products businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of the reduction to revenues on the large power projects in South Africa during 2019 and 2018 of $23.5 and $2.7, respectively. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the years ended December 31, 2020, 2019, and 2018, including the reconciliation of organic revenue decline to net revenue increase:

	Year ended December 31,			2020 vs	2019 vs
	2020	2019	2018	2019%	2018%
Revenues	$1,559.5	$1,520.9	$1,512.6	2.5%	0.5%
Gross profit	478.9	442.7	410.0	8.2	8.0
% of revenues	30.7%	29.1%	27.1%
Selling, general and administrative expense	320.0	317.6	289.1	0.8	9.9
% of revenues	20.5%	20.9%	19.1%
Intangible amortization	14.0	8.9	4.1	57.3	117.1
Impairment of intangible assets	0.7	—	—	*	*
Special charges, net	3.2	4.4	3.7	(27.3)	18.9
Other operating expenses, net	9.0	1.8	0.6	*	*
Other income (expense), net	2.7	(5.2)	(7.6)	(151.9)	(31.6)
Interest expense, net	(18.2)	(19.2)	(20.0)	(5.2)	(4.0)
Loss on amendment/refinancing of senior credit agreement	—	(0.6)	(0.4)	(100.0)	50.0
Income from continuing operations before income taxes	116.5	85.0	84.5	37.1	0.6
Income tax provision	(15.8)	(13.9)	(2.6)	*	*
Income from continuing operations	100.7	71.1	81.9	41.6	(13.2)
Components of consolidated revenue increase:
Organic				(3.1)	(2.0)
Foreign currency				0.2	(0.9)
South Africa revenue adjustments				1.6	(1.4)
Acquisitions				3.8	4.8
Net revenue increase				2.5	0.5
___________________________________________________________________
*    Not meaningful for comparison purposes.

Revenues - For 2020, the increase in revenues, compared to 2019, was due primarily to (i) the impact of the acquisitions of SGS and Patterson-Kelley during 2019 and ULC and Sensors & Software during 2020 and (ii) adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during 2019, partially offset by a decline in organic revenue in 2020. The decline in organic revenue was due primarily to lower sales of HVAC heating products, HVAC domestic cooling products, and communication technologies products, partially offset by higher sales of HVAC cooling products in the international markets and power transformers. A portion of the organic revenue decline is attributable to a decline in customer demand and order delays caused by the COVID-19 pandemic. See “Results of Reportable Segments and Other Operating Segment” for additional details.

For 2019, the increase in revenues, compared to 2018, was due primarily to increases in revenues associated with the acquisitions of Schonstedt and Cues in 2018 and Sabik, SGS, and Patterson-Kelley in 2019, partially offset by (i) a decline in organic revenue, (ii) adjustments during the first and second quarters of 2019 to revenues on the large power projects in South Africa of $17.5 and $6.0, respectively, and (iii) a stronger U.S. dollar during 2019. The decline in organic revenue was attributable to lower sales related to the large power projects in South Africa, as these projects have been in the latter stages of completion, partially offset by increases in organic revenue for all three of our reportable segments. See “Results of Reportable Segments and Other Operating Segment” for additional details.

Gross Profit - For 2020, the increase in gross profit and gross profit as a percentage of revenues, compared to 2019, was due primarily to (i) the impact of the reduction in revenues during 2019 of $23.5 noted above associated with the large power projects in South Africa and (ii) increases in profitability at our power transformer and cooling products businesses. These increases in gross profit and gross profit as a percentage of revenues were offset partially by declines in gross profit within our Detection and Measurement reportable segment resulting from lower sales of high-margin communication technologies products.

For 2019, the increase in gross profit and gross profit as a percentage of revenues, compared to 2018, was due primarily to (i) a more profitable revenue mix and (ii) operational improvements within the cooling businesses of our HVAC reportable segment and power transformer business of our Engineered Solutions reportable segment during 2019. The more profitable revenue mix resulted from increases in revenues associated with acquired businesses that generally have higher gross margins (i.e., Cues and Sabik) and a decrease in revenue at DBT, a business that historically generates lower gross margins. In addition, for 2019, gross profit and gross profit as a percentage of revenues were impacted negatively by the aggregate reduction in revenues noted above of $23.5 associated with the large power projects in South Africa.

Selling, General and Administrative (“SG&A”) Expense — For 2020, the increase in SG&A expense, compared to 2019, was due primarily to SG&A associated with ULC since its date of acquisition in 2020 and the impact of a full year’s SG&A associated with the 2019 acquisitions of Sabik, SGS, and Patterson-Kelley. These increases in SG&A were partially offset by lower incentive compensation and lower travel expense during 2020, with the lower travel expense due to the impact of the COVID-19 pandemic.

For 2019, the increase in SG&A, compared to 2018, was due primarily to SG&A associated with Sabik, SGS, and Patterson-Kelley since their respective dates of acquisition in 2019 and the impact of a full year’s SG&A associated with the 2018 acquisitions of Schonstedt and Cues.

Intangible Amortization — For 2020, the increase in intangible amortization, compared to 2019, was due primarily to the amortization expense associated with ULC since its date of acquisition in 2020 and the impact of a full year’s amortization expense on the 2019 acquisitions of Sabik, SGS, and Patterson-Kelley.

For 2019, the increase in intangible amortization, compared to 2018, was due primarily to the amortization expense associated with Sabik, SGS, and Patterson-Kelley since their respective dates of acquisition in 2019 and the impact of a full year’s amortization expense on the 2018 acquisitions of Schonstedt and Cues.

Impairment of Intangible Assets — In connection with the annual impairment testing of our trademarks during the fourth quarter of 2020, we recorded impairment charges related to certain of these trademarks.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2020, 2019, and 2018. The components of special charges, net, are as follows:

	Year ended December 31,
	2020	2019	2018
Employee termination costs	$1.8	$3.1	$3.7
Facility consolidation costs	—	0.5	—
Other cash costs, net	1.0	—	—
Non-cash asset write-downs	0.4	0.8	—
Total	$3.2	$4.4	$3.7

Other Operating Expenses, Net – During 2020, we recorded charges of $9.4 for asbestos product liability matters related to products that we no longer manufacture, net of a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business. The charges for the asbestos product liability matters were due to a change in assumptions for estimating the related liabilities as a result of recent claim trends.

For 2019 and 2018, we recorded charges associated with revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income (Expense), Net – Other income, net, for 2020 was composed primarily of a gain of $8.6 related to changes in the estimated fair value of an equity security we hold and income derived from company-owned life insurance policies of $5.0, partially offset by charges of $7.6 associated with asbestos product liability matters and pension and postretirement expense of $3.0.

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

Other expense, net, for 2018 was composed primarily of pension and postretirement expense of $3.9, charges of $5.0 associated with legacy environmental matters, and charges of $2.0 associated with asbestos product liability matters, partially offset by income of $1.5 related to the reduction of the parent company guarantees and bank surety bonds liability and the amortization of related indemnification assets that were outstanding in connection with the Balcke Dürr sale, income from company-owned life insurance policies of $0.9, and equity earnings in joint ventures of $0.6.

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2020, compared to 2019, was the result of lower average interest rates during 2020, partially offset by the impact of higher average debt balances during 2020.

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

Income Taxes — During 2020, we recorded an income tax provision of $15.8 on $116.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 13.6%. The most significant items impacting the effective tax rate for 2020 were (i) $4.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions and (ii) $2.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year.

During 2019, we recorded an income tax provision of $13.9 on $85.0 of pre-tax income from continuing operations, resulting in an effective tax rate of 16.4%. The most significant items impacting the effective tax rate for 2019 were (i) $1.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) a $1.9 tax benefit associated with an adjustment to the taxation of foreign earnings, (iii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iv) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $3.8 of tax expense related to various valuation allowance adjustments, primarily due to foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of any such tax benefit is considered unlikely.

During 2018, we recorded an income tax provision of $2.6 on $84.5 of pre-tax income from continuing operations, resulting in an effective tax rate of 3.1%%. The most significant items impacting the effective tax rate for 2018 were (i) the utilization of $33.0 of prior years' losses generated in foreign jurisdictions in which no benefit was previously recognized, (ii) $7.0 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.2 of excess tax benefits resulting from stock-based compensation awards that vested during the year.

Results of Discontinued Operations
Wind-Down of the Heat Transfer Business
Following the Spin-Off, we initiated a strategic shift away from the power generation markets. As part of this strategic shift, we sold the dry cooling and Balcke Dürr businesses in 2016 and commenced efforts to sell the Heat Transfer business. After an unsuccessful attempt to sell the Heat Transfer business, we implemented a wind-down plan for the business in 2018. In connection with the wind-down of Heat Transfer, we recorded charges of $3.5 in 2018, with $0.9 related to the write-down of inventory, $0.6 related to the impairment of machinery and equipment, and $2.0 to severance costs. In addition, we sold certain intangible assets of the business in 2018 for net cash proceeds of $4.8, which resulted in a gain of less than $0.1. During 2019, we completed the sale of Heat Transfer's manufacturing facility for cash proceeds of $5.5, which resulted in a gain of $0.3. During the fourth quarter of 2020, we completed the wind-down plan, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are now reporting Heat Transfer as a discontinued operation for all periods presented.
Sale of Balcke Dürr Business
During 2018, we reached a settlement with the buyer of Balcke Dürr on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the buyer in the amount of Euro 3.0 (or $3.6). The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax.”
Other Discontinued Operations Activity
In addition to Heat Transfer and Balcke Dürr, we recognized net losses of $3.7, $4.4 and $0.8 during 2020, 2019 and 2018, respectively, resulting from adjustments to gains/losses on dispositions of other businesses discontinued prior to 2018.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2020, 2019 and 2018, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2020	2019	2018
Balcke Dürr
Income from discontinued operations	$—	$—	$6.3
Income tax provision	—	—	(2.5)
Income from discontinued operations, net	—	—	3.8

Heat Transfer
Income (loss) from discontinued operations	0.3	(1.8)	(4.9)
Income tax (provision) benefit	(0.1)	0.4	1.2
Income (loss) from discontinued operations, net	0.2	(1.4)	(3.7)

All other
Loss from discontinued operations	(4.8)	(4.0)	(1.2)
Income tax (provision) benefit	1.1	(0.4)	0.4
Loss from discontinued operations, net	(3.7)	(4.4)	(0.8)

Total
Income (loss) from discontinued operations	(4.5)	(5.8)	0.2
Income tax (provision) benefit	1.0	—	(0.9)
Loss from discontinued operations, net	$(3.5)	$(5.8)	$(0.7)

Results of Reportable Segments and Other Operating Segment
The following information should be read in conjunction with our consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 7 to our consolidated financial statements for a description of each of our reportable segments and our other operating segment.
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
HVAC Reportable Segment

	Year Ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Revenues	$590.7	$593.2	$582.1	(0.4)	1.9
Income	93.4	95.4	90.0	(2.1)	6.0
% of revenues	15.8%	16.1%	15.5%
Components of revenue increase (decline):
Organic				(6.9)	0.5
Foreign currency				—	(0.4)
Acquisitions				6.5	1.8
Net revenue increase (decline)				(0.4)	1.9
Revenues — For 2020, the decrease in revenues, compared to 2019, was due to a decline in organic revenue, partially offset by the impact of the SGS and Patterson-Kelley acquisitions in 2019. The decline in organic revenue was due to a decrease in sales of heating products and domestic cooling products. The decline in the sales of heating products was due primarily to (i) warmer than normal weather during the first quarter of 2020 and (ii) the negative impact of the COVID-19 pandemic on customer demand. The demand for domestic cooling products was also negatively impacted by the COVID-19 pandemic. These declines in organic revenue were offset partially by higher sales of cooling products in the international markets, with such sales favorably impacted by a number of large orders that were secured prior to the COVID-19 pandemic.

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

Income — For 2020, the decrease in income and margin, compared to 2019, was due primarily to the decline in sales of heating products noted above. This decrease in income and margin was partially offset by the impact of (i) improved operational execution and a favorable sales mix within the segment’s domestic cooling products business and (ii) higher sales of cooling products in the international markets.

For 2019, the increase in income and margin, compared to 2018, was due primarily to a more profitable sales mix and operational improvements within the segment’s cooling products businesses.
Backlog — The segment had backlog of $82.8 and $77.8 as of December 31, 2020 and 2019, respectively. Approximately 97% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021.

Detection and Measurement Reportable Segment

	Year Ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Revenues	$387.3	$384.9	$320.9	0.6	19.9
Income	69.1	81.7	72.4	(15.4)	12.8
% of revenues	17.8%	21.2%	22.6%
Components of revenue increase:
Organic				(4.4)	1.4
Foreign currency				0.1	(0.7)
Acquisitions				4.9	19.2
Net revenue increase				0.6	19.9
Revenues — For 2020, the increase in revenues, compared to 2019, was due primarily to the impact of the ULC acquisition and, to a lesser extent, the Sensors & Software acquisition, partially offset by a decline in organic revenue. The decline in organic revenue was primarily the result of lower sales of communication technologies products, with a portion of the decline due to order delays caused by the COVID-19 pandemic.

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

Income — For 2020, the decrease in income and margin, compared to 2019, was due primarily to the decline in sales of high-margin communication technologies products noted above.

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
Backlog — The segment had backlog of $89.3 (including $10.6 related to ULC and Sensors & Software) and $76.4 as of December 31, 2020 and 2019, respectively. Approximately 81% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021.
Engineered Solutions Reportable Segment

	Year Ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Revenues	$577.5	$548.9	$537.0	5.2	2.2
Income	60.5	43.0	35.0	40.7	22.9
% of revenues	10.5%	7.8%	6.5%
Components of revenue increase:
Organic				5.3	2.2
Foreign currency				(0.1)	—
Net revenue increase				5.2	2.2
Revenues — For 2020, the increase in revenues, compared to 2019, was due primarily to an increase in organic revenue within the segment’s power transformer business associated with (i) a more favorable sales mix and (ii) improved pricing discipline.

For 2019, the increase in revenues, compared to 2018, was due to an organic revenue increase within the segment’s power transformer business, partially offset by a decrease in organic revenue for the segment’s process cooling business. Revenue for the segment’s process cooling business continued to be impacted by a shift in its sales model, as the business is focused more on high-margin components and services and less on lower-margin large projects.

Income — For 2020, the increase in income and margin, compared to 2019, was due primarily to the increase in revenues noted above resulting from the favorable sales mix and improved pricing discipline at the segment's power transformer business.

For 2019, the increase in income and margin, compared to 2018, was due primarily to the increase in revenue noted above.

Backlog — The segment had backlog of $353.4 and $373.4 as of December 31, 2020 and 2019, respectively. Approximately 88% of the segment’s backlog as of December 31, 2020 is expected to be recognized as revenue during 2021.

Other

	Year Ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Revenues	$4.0	$(6.1)	$72.6	*	*
Loss	(19.3)	(43.6)	(16.0)	*	*
% of revenues	*	*	*
				*	*
___________________________________________________________________
*    Not meaningful for comparison purposes.

Revenues — For 2020, the increase in revenues, compared to 2019, was due to adjustments which resulted in reductions to the cumulative revenue associated with variable consideration on the large power projects in South Africa of $23.5 during 2019. The year-over-year impact of these adjustments was offset partially by a decline in organic revenue resulting from lower sales on the large power projects in South Africa, as these projects have been in the latter stages of completion.

For 2019, the decrease in revenues, compared to 2018, was due primarily to a decline in organic revenue. The decline in organic revenue was the result of lower sales related to the large power projects in South Africa, as these projects have been in the latter stages of completion. In addition, revenues in 2019 were impacted negatively by an adjustment during the first quarter of 2019 to the amount of cumulative revenue associated with the variable consideration on the large power projects in South Africa of $17.5 and an adjustment during the second quarter of 2019 of $6.0 to revenues on the large power projects in South Africa associated with a settlement with Alstom/GE.

Loss — For 2020, the loss decreased, compared to 2019, as operating results for 2019 included the aggregate reduction in revenues/profit noted above of $23.5.

For 2019, the increase in the loss, compared to 2018, was due primarily to the aggregate adjustments noted above to the large power projects in South Africa.
Backlog — The DBT operating segment had aggregate backlog of $3.7 and $7.4 as of December 31, 2020 and 2019, respectively.
Corporate Expense and Other Expense

	Year Ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Total consolidated revenues	$1,559.5	$1,520.9	$1,512.6	2.5	0.5
Corporate expense	44.8	46.7	49.1	(4.1)	(4.9)
% of revenues	2.9%	3.1%	3.2%
Long-term incentive compensation expense	14.0	13.6	15.5	2.9	(12.3)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters. The decrease in corporate expense during 2020, compared to 2019, was due primarily to lower incentive compensation and travel expense during 2020, with the decline in travel expense resulting from the impact of the COVID-19 pandemic.

The decrease in corporate expense in 2019, compared to 2018, was due primarily to a decline in acquisition-related costs and other professional fees, partially offset by higher incentive compensation expense.

Long-Term Incentive Compensation Expense —  The increase in long-term incentive compensation in 2020, compared to 2019, was due primarily to the accelerated expense in 2020 on certain awards. The decrease in long-term incentive compensation in 2019, compared to 2018, was due primarily to certain one-time awards, which were issued in 2015 and became fully vested in the second half of 2018.

See Note 16 to our consolidated financial statements for further details on our long-term incentive compensation plans.
Liquidity and Financial Condition
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020	2019	2018
Continuing operations:
Cash flows from operating activities	$131.1	$154.2	$111.5
Cash flows used in investing activities	(126.1)	(159.2)	(189.0)
Cash flows from (used in) financing activities	15.9	(11.1)	16.8
Cash flows from (used in) discontinued operations	(4.8)	(0.1)	7.5
Change in cash and equivalents due to changes in foreign currency exchange rates	(2.5)	2.1	(2.3)
Net change in cash and equivalents	$13.6	$(14.1)	$(55.5)

2020 Compared to 2019

Operating Activities – The decrease in cash flows from operating activities, compared to 2019, was due primarily to a decline in cash flows at certain of our project-related businesses during 2020, as cash receipts for these project-related business are often subject to contractual milestones that can impact the timing of cash flows from period-to-period.

Investing Activities - Cash flows used in investing activities for 2020 were comprised primarily of cash utilized in the acquisitions of ULC and Sensors & Software of $104.4 and capital expenditures of $21.5. Cash flows used in investing activities in 2019 were comprised primarily of cash utilized in the acquisitions of Sabik, SGS, and Patterson-Kelley of $147.1 and capital expenditures of $17.8, partially offset by proceeds from company-owned life insurance policies of $5.9.

Financing Activities – Cash flows from financing activities during 2020 were comprised primarily of net borrowings on our various debt instruments of $15.6. Cash flows used in financing activities during 2019 were comprised primarily of a payment of $15.6 to settle a put option held by a minority shareholder of DBT (see Note 15 to our consolidated financial statements for additional details), partially offset by net borrowings on various debt instruments of $10.0.

Discontinued Operations – Cash flows used in discontinued operations for 2020 related primarily to disbursements for liabilities retained in connection with dispositions, net of cash flows from operations generated by Heat Transfer. Cash flows used in discontinued operations for 2019 related primarily to disbursements for liabilities retained in connection with dispositions and net cash flows used in operations by Heat Transfer, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer's manufacturing facility.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2020 and 2019.
2019 Compared to 2018
Operating Activities – The increase in cash flows from operating activities, compared to 2018, was due primarily to higher cash flows at certain of our project-related businesses due to the timing of contractual milestone payments and a decline in cash outflows related to our large power projects in South Africa, as these projects have been in the latter stages of completion. These improvements in operating cash flows were offset partially by a decline in net income tax refunds (net tax payments of $7.0 in 2019 versus net tax refunds of $44.3 in 2018).

Investing Activities – Cash flows used in investing activities for 2019 were comprised primarily of cash utilized in the acquisitions of Sabik, SGS, and Patterson-Kelley of $147.1 and capital expenditures of $17.8, partially offset by proceeds from company-owned life insurance policies of $5.9. Cash flows used in investing activities for 2018 were comprised primarily of cash utilized in the acquisitions of Schonstedt and Cues of $180.8 and capital expenditures of $12.4, partially offset by cash proceeds of $4.6 received in connection with the subsequent sale of marketable securities acquired in connection with the Cues transaction.

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

Discontinued Operations – Cash flows used in discontinued operations for 2019 related primarily to disbursements for liabilities retained in connection with dispositions and net cash flows used in operations by Heat Transfer, partially offset by proceeds of $5.5 received in connection with the sale of Heat Transfer's manufacturing facility. Cash flows from discontinued operations for 2018 related primarily to proceeds of $3.6 received in connection with a settlement reached with the buyer of Balcke Dürr, proceeds of $4.8 received in connection with the sale of certain intangible assets of our Heat Transfer business, and net cash flows from operations generated by Heat Transfer, partially offset by disbursements for liabilities retained in connection with dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2019 and 2018.
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2020:

	December 31, 2019	Borrowings	Repayments	Other (5)	December 31, 2020
Revolving loans (1)	$140.0	$197.6	$(207.8)	$—	$129.8
Term loan (2)	248.2	—	—	0.4	248.6
Trade receivables financing arrangement (3)	—	134.4	(106.4)	—	28.0
Other indebtedness (4)	5.3	—	(2.2)	2.9	6.0
Total debt	393.5	$332.0	$(316.4)	$3.3	412.4
Less: short-term debt	142.6				101.2
Less: current maturities of long-term debt	1.0				7.2
Total long-term debt	$249.9				$304.0
_____________________________________________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.4 and $1.8 at December 31, 2020 and December 31, 2019, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2020, we had $11.5 of available borrowing capacity under this facility. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(4)Primarily includes balances under a purchase card program of $1.7 and $2.6 and finance lease obligations of $2.6 and $2.7 at December 31, 2020 and 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2020 are $7.2, $13.3, $13.0, $279.0, and $0.1, respectively.

Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0, consisting of the following (each with a final maturity of December 17, 2024):

•A new term loan facility in the aggregate principal amount of $250.0;

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0;

•A global revolving credit facility, available for loans in USD, Euros, British Pounds Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0;

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0; and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $45.0.

The Credit Agreement also:

•Requires that we maintain the Consolidated Leverage Ratio (defined in the Credit Agreement) as of the last day of each fiscal quarter to not more than 3.75 to 1.00 (or up to 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions);

•Requires that we maintain a Consolidated Interest Coverage Ratio as of the last day of each fiscal quarter to not less than 3.00 to 1.00; and

•Establishes per annum fees charged and applies interest rate margins to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, as follows:

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 1.6% at December 31, 2020.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after September 1, 2015 equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 1, 2015 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts, less our previous usage of such additional amount for certain other investments and restricted junior payments.
At December 31, 2020, we had $302.9 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $129.8 and $17.3 reserved for outstanding letters of credit. In addition, at December 31, 2020, we had $11.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $89.0 reserved for outstanding letters of credit.

At December 31, 2020, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2020 and 2019, the participating businesses had $1.7 and $2.6, respectively, outstanding under this arrangement.
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
In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2020, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
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
As of December 31, 2020, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.

Interest Rate Swaps
In March 2018, we entered into interest rate swap agreements (“Initial Swaps”) that had an initial notional amount of $260.0 and maturities through March 2021 and effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2020, the aggregate notional amount of the Initial Swaps was $234.0.

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

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of December 31, 2020 and 2019, the unrealized loss, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $5.9 and $1.9 as of December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the fair value of our interest rate swap agreements totaled $7.8, with $1.4 recorded as a current liability and the remainder in long-term liabilities, and $2.5 at December 31, 2019 (all of which is recorded in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $6.3 and $26.0 outstanding as of December 31, 2020 and 2019, respectively, with all of the $6.3 scheduled to mature in 2021.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.2 and 3.4 pounds of copper at December 31, 2020 and 2019, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2020 and 2019, the fair values of these contracts were current assets of $2.4 and $0.4, respectively. The unrealized gains, net of taxes, recorded in AOCI were $1.5 and $0.3 as of December 31, 2020 and 2019, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2020 to income over the next 12 months.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short maturity of those instruments.
The fair value of our debt instruments as of December 31, 2020 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap, foreign currency forward, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
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
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2020, we had $43.4 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2020 totaled $21.5, compared to $17.8 and $12.4 in 2019 and 2018, respectively. Capital expenditures in 2020 related primarily to upgrades to manufacturing facilities, including replacement of equipment, and the move of our corporate headquarters. We expect 2021 capital expenditures to approximate $20.0 to $25.0, with a significant portion related to replacement of equipment.
In 2020, we made contributions and direct benefit payments of $13.3 to our defined benefit pension and postretirement benefit plans. We expect to make $13.2 of minimum required funding contributions and direct benefit payments in 2021. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately 12.0% in 2020. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax refunds (payments) totaled ($7.6), ($7.0), and $44.3 in 2020, 2019, and 2018, respectively. In 2020, we made payments of $10.8 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $3.2. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year.
Our Certificate of Incorporation provides that we indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us, subject to limited exceptions. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. In addition, you should read “Risk Factors,” “Results for Reportable Segments and Other Operating Segment” included in this MD&A, and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.
Off-Balance Sheet Arrangements
As of December 31, 2020, except as discussed in Notes 15 and 17 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $29.2 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $17.3 of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $89.0 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) $168.8 of surety bonds.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2020:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$312.6	$7.2	$26.3	$279.1	$—
Pension and postretirement benefit plan contributions and payments(1)	212.4	13.2	24.1	20.9	154.2
Purchase and other contractual obligations(2)	115.0	99.3	14.8	0.9	—
Future minimum operating lease payments(3)	43.4	8.7	15.0	9.1	10.6
Interest payments	30.5	7.8	15.2	7.5	—
Total contractual cash obligations(4)(5)	$713.9	$136.2	$95.4	$317.5	$164.8
____________________________
(1)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2021 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(2)Represents contractual commitments to purchase goods and services at specified dates.
(3)Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.
(4)Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease up to $5.0.
(5)In addition, the above table does not include potential payments under (i) our derivative financial instruments or (ii) the guarantees and bonds associated with Balcke Dürr.
Critical Accounting Estimates
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
Our recorded liabilities related to these matters totaled $575.7 and $592.4 at December 31, 2020 and 2019, respectively. Of these amounts, $499.8 and $517.6 are included in “Other long-term liabilities” within our consolidated balance sheets at

December 31, 2020 and 2019, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019
Insurance recovery assets (1)	$496.4	$509.6
Liabilities for claims (2)	535.2	552.2
_____________________________________________________________
(1)Of these amounts $446.4 and $459.6 are included in “Other assets” at December 31, 2020 and 2019, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts $479.9 and $498.1 are included in “Other long-term liabilities” at December 31, 2020 and 2019, respectively, while the remainder is included in “Accrued expenses.”

The liabilities we record for asbestos-related claims are based on a number of assumptions. In estimating our liabilities for asbestos-related claims, we consider, among other things, the following:
•The number of pending claims by disease type and jurisdiction.
•Historical information by disease type and jurisdiction with regard to:
◦Average number of claims settled with payment (versus dismissed without payment); and
◦Average claim settlement amounts.
•The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for asbestos-related claims for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31
	2020	2019	2018
Pending claims, beginning of year	11,079	13,767	17,359
Claims filed	2,449	3,607	3,857
Claims resolved	(3,746)	(6,295)	(7,449)
Pending claims, end of year	9,782	11,079	13,767

The assets we record for asbestos-related claims represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The amount of these assets are based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we have with the insurers. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future. These variances relative to current expectations could have a material impact on our financial position and results of operations.

During the years ended December 31, 2020, 2019 and 2018, our payments for asbestos-related claims, net of respective insurance recoveries of $35.4, $47.1, and $45.3, were $19.3, $13.1 and $9.7, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the years ended December 31, 2020, 2019, and 2018, we recorded charges of $21.3, $10.1, and $4.8, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $19.2, $6.3 and $4.4 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2020, 2019, and 2018, respectively, and $2.1, $3.8, and $0.4, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD), or “MHI.”

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,100.0 (or $75.0). As we prepare these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 372.1 (or $25.3) are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes in 2021. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the consolidated financial statements with respect to current or potential future claims against MHI.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. The panel ruled that MHI is obligated to pay DBT South African Rand 116.4 (or $7.8 at the time of the ruling). This ruling is subject to MHI’s rights to seek further arbitration in the matter. No amount has been reflected in the consolidated financial statements for this matter.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $64.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $27.7) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $12.0). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.0 of bonds upon the completion of certain administrative milestones; and (iv) ordered MHI to pay South African Rand 18.4 (or $1.1) in incentive payments for work performed by DBT (which MHI has subsequently paid), and ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our consolidated statement of operations for the year ended December 31, 2020.

Bonds Issued in Favor of MHI - We are obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds, which we funded as required under the terms of the bonds and our senior credit agreement. In its demand, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects identified in its February 2019 interim claims notice (see above). DBT denies liability for such alleged product defects and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 239.6 (or $16.3) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 239.6 (or $16.3) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 239.6 (or $16.3) as a non-current asset within our consolidated balance sheet as of December 31, 2020.

The remaining amount of outstanding bonds that have been issued in favor of MHI include (i) $16.2 of performance and retention money guarantees, which could be exercised by MHI for alleged defects or other alleged breaches of DBT's obligations, and (ii) a $22.3 bond that can be exercised by MHI only in the event that (a) it receives a favorable judgment on a certain matter and (b) DBT fails to pay any money damages awarded in such judgment. In the event that MHI were to receive payment on a portion, or all, of the remaining bonds, we would be required to reimburse the respective issuing bank.

In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.

Settlement with the Minority Shareholder of DBT – On October 16, 2019, SPX Technologies (PTY) LTD, DBT’s parent company, along with DBT and SPX Corporation, executed an agreement with the minority shareholder of DBT to settle a put option and other claims between the parties for a total payment of South African Rand 230.0 (or $15.6). The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded for the matter of South African Rand 257.0, or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, has been reflected as an adjustment to “Net income attributable to SPX common shareholders” in our calculations of basic and diluted earnings per share for the year ended December 31, 2019.

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
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification 606, which requires revenue to be recognized over-time or at a point in time.

Most of our businesses recognize revenue at a point in time as satisfaction of the related performance obligations occur at the time of shipment or delivery, while certain of our businesses recognize revenue and costs for long-term contracts over-time.

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2020, 2019, and 2018, we recognized $585.4, $522.2 and $561.7, respectively, of revenues under such method. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

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
As our long-term contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method.
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
•Cost Recovery for Product Design Changes and Claims — On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Change orders and claims related to design changes are accounted for as described above.
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
Based on our annual goodwill impairment testing during the fourth quarter of 2020, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues and Patterson-Kelley, exceeded the carrying value of their respective net assets by over 75%. The estimated fair values of Cues and Patterson-Kelley exceeded the carrying value of their respective net assets by approximately 12% and 3%, while the total goodwill for Cues and Patterson-Kelley was $47.9 and $14.2, respectively, as of December 31, 2020. A change in assumptions used in testing Cues’ and Patterson-Kelley’s goodwill for impairment (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in Cues’ and/or Patterson-Kelley’s estimated fair value being less than the respective carrying value of their net assets. If Cues and/or Patterson-Kelley is unable to achieve the financial forecasts included in their respective 2020 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Cues’ and/or Patterson-Kelley’s goodwill.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarter of 2020, we recorded impairment charges related to certain of these trademarks of $0.7.
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
The costs and obligations associated with these plans are determined based on actuarial valuations. The critical assumptions used in determining these related expenses and obligations are discount rates and healthcare cost projections. These critical assumptions are calculated based on company data and appropriate market indicators, and are evaluated at least annually by us in consultation with outside actuaries. Other assumptions involving demographic factors such as retirement patterns and mortality, are evaluated periodically and are updated to reflect our experience and expectations for the future. While management believes that the assumptions used are appropriate, actual results may differ.
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2020 pension expense by approximately $19.8, and a 50 basis point increase in the discount rate would have decreased our 2020 pension expense by approximately $18.0.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2021, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.5%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level.
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
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a quarterly basis and accrue for potential uncertain tax positions. Accruals for these uncertain tax positions are classified as “Income taxes payable” and “Deferred and other income taxes” in our consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.
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
The following table provides information, as of December 31, 2020, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2021	2022	2023	2024	Thereafter	Total	Fair Value
Senior Credit Facilities	$6.2	$12.5	$12.5	$278.8	$—	$310.0	$310.0
Average interest rate						1.6%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
At December 31, 2020, we had initial interest rate swap agreements that had an aggregate notional amount of $234.0 and maturities through March 2021 and additional swaps with a notional amount of $248.4 that cover the period from March 2021 to November 2024. The fair value of these swaps totaled $7.8, with $1.4 recorded as a current liability and the remainder in long-term liabilities as of December 31, 2020.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). None of our FX forward contracts are designated as cash flow hedges. The aggregate notional amount of our FX forward contracts was $6.3 at December 31, 2020, with all of the $6.3 scheduled to mature in 2021.
We had commodity contracts with an outstanding notional amount of 3.2 pounds of copper at December 31, 2020. The fair value of these contracts was $2.4 (recorded as a current asset) as of December 31, 2020.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2020
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SPX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
Since 2008, DBT Technologies (PTY) LTD (“DBT”) (a South African subsidiary of the Company) has been executing contracts on two large power projects in South Africa. DBT has experienced delays, cost overruns, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, subcontractors (including DBT and its subcontractors), and suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors. It is the Company’s policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. The Company does not believe it has probable losses associated with these claims and disputes.
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
•We held discussions with the Company’s internal and external counsels to determine the status of the South African power project claims and disputes, the contractual provisions for settlement or other legal resolution, and their awareness of any pending or threatened litigation, claims, and assessments omitted.
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

We identified asbestos product liabilities and insurance recovery assets as a critical audit matter given the subjectivity of estimating projected claims, the projected settlement values of reported and unreported claims, as well as the complexity of determining the associated insurance recovery assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and insurance specialist, when performing audit procedures to evaluate the reasonableness of the asbestos product liabilities and the associated insurance recovery assets.
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
•With the assistance of our actuarial and insurance specialist, we:
◦Developed independent estimates of the asbestos product liabilities and compared our estimates to management’s estimates.
◦Assessed the ongoing financial solvency of insurance carriers and the recoverability of the recorded insurance recovery assets.
•We independently confirmed a selection of insurance policies directly with insurance carriers.
•We developed an independent expectation of the insurance recovery assets and compared our estimates to management’s estimates and recalculated the insurance recovery assets for entities under coverage-in-place agreements.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2021
We have served as the Company’s auditor since 2002.

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues	$1,559.5	$1,520.9	$1,512.6
Costs and expenses:
Cost of products sold	1,080.6	1,078.2	1,102.6
Selling, general and administrative	320.0	317.6	289.1
Intangible amortization	14.0	8.9	4.1
Impairment of intangible assets	0.7	—	—
Special charges, net	3.2	4.4	3.7
Other operating expenses, net	9.0	1.8	0.6
Operating income	132.0	110.0	112.5
Other income (expense), net	2.7	(5.2)	(7.6)
Interest expense	(18.4)	(21.0)	(21.5)
Interest income	0.2	1.8	1.5
Loss on amendment/refinancing of senior credit agreement	—	(0.6)	(0.4)
Income from continuing operations before income taxes	116.5	85.0	84.5
Income tax provision	(15.8)	(13.9)	(2.6)
Income from continuing operations	100.7	71.1	81.9
Gain (loss) from discontinued operations, net of tax	0.2	(1.4)	(3.7)
Gain (loss) on disposition of discontinued operations, net of tax	(3.7)	(4.4)	3.0
Loss from discontinued operations, net of tax	(3.5)	(5.8)	(0.7)
Net income	97.2	65.3	81.2
Less: Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to SPX Corporation common shareholders	97.2	65.3	81.2
Adjustment related to redeemable noncontrolling interest (Note 15)	—	5.6	—
Net income attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$97.2	$70.9	$81.2

Amounts attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest:
Income from continuing operations, net of tax	$100.7	$76.7	$81.9
Loss from discontinued operations, net of tax	(3.5)	(5.8)	(0.7)
Net income	$97.2	$70.9	$81.2
Basic income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.26	$1.75	$1.90
Loss from discontinued operations attributable to SPX Corporation common shareholders	(0.08)	(0.14)	(0.01)
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.18	$1.61	$1.89
Weighted-average number of common shares outstanding — basic	44.628	43.942	43.054
Diluted income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.20	$1.71	$1.83
Loss from discontinued operations attributable to SPX Corporation common shareholders	(0.08)	(0.13)	(0.01)
Net income per share attributable to SPX Corporation common shareholders after adjustment related to redeemable noncontrolling interest	$2.12	$1.58	$1.82
Weighted-average number of common shares outstanding — diluted	45.766	44.957	44.660
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2020	2019	2018
Net income	$97.2	$65.3	$81.2
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment and other, net of tax benefit of $1.2, $0.5, and $5.9 in 2020, 2019 and 2018, respectively	(3.6)	(1.8)	0.6
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.9, $0.3, and $0.7 in 2020, 2019 and 2018, respectively	(2.8)	(1.0)	(1.4)
Foreign currency translation adjustments	10.6	2.2	(4.4)
Other comprehensive income (loss), net	4.2	(0.6)	(5.2)
Total comprehensive income	101.4	64.7	76.0
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	—
Total comprehensive income attributable to SPX Corporation common shareholders	$101.4	$64.7	$76.0
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$68.3	$54.6
Accounts receivable, net	271.8	264.8
Contract assets	81.1	63.1
Inventories, net	162.0	154.9
Other current assets (includes income taxes receivable of $27.3 and $23.0 at December 31, 2020 and 2019, respectively)	99.1	93.0
Assets of discontinued operations	0.3	1.7
Total current assets	682.6	632.1
Property, plant and equipment:
Land	19.4	18.7
Buildings and leasehold improvements	128.0	121.9
Machinery and equipment	356.7	342.3
	504.1	482.9
Accumulated depreciation	(314.4)	(303.8)
Property, plant and equipment, net	189.7	179.1
Goodwill	499.9	449.3
Intangibles, net	305.0	251.7
Other assets	616.4	605.5
Deferred income taxes	3.9	16.4
Assets of discontinued operations	0.2	0.4
TOTAL ASSETS	$2,297.7	$2,134.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138.5	$141.2
Contract liabilities	103.5	100.5
Accrued expenses	233.6	219.6
Income taxes payable	0.4	2.2
Short-term debt	101.2	142.6
Current maturities of long-term debt	7.2	1.0
Liabilities of discontinued operations	0.5	1.5
Total current liabilities	584.9	608.6
Long-term debt	304.0	249.9
Deferred and other income taxes	23.8	26.3
Other long-term liabilities	755.8	747.1
Liabilities of discontinued operations	—	0.2
Total long-term liabilities	1,083.6	1,023.5
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,704,973 and 45,032,325 issued and outstanding at December 31, 2020, respectively, and 52,017,204 and 44,202,503 issued and outstanding at December 31, 2019, respectively)	0.5	0.5
Paid-in capital	1,319.9	1,302.4
Retained deficit	(488.1)	(584.8)
Accumulated other comprehensive income	248.5	244.3
Common stock in treasury 7,672,648 and 7,814,701 shares at December 31, 2020 and 2019, respectively)	(451.6)	(460.0)
Total equity	629.2	502.4
TOTAL LIABILITIES AND EQUITY	$2,297.7	$2,134.5
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Equity
Balance at December 31, 2017	$0.5	$1,309.8	$(742.3)	$250.1	$(503.4)	$314.7
Net income	—	—	81.2	—	—	81.2
Other comprehensive loss, net	—	—	—	(5.2)	—	(5.2)
Incentive plan activity	—	10.3	—	—	—	10.3
Long-term incentive compensation expense	—	11.6	—	—	—	11.6
Restricted stock and restricted stock unit vesting	—	(36.3)	—	—	27.6	(8.7)
Impact of adoption of ASU 2016-01 - See Note 3	—	—	12.0	—	—	12.0
Impact of adoption of ASC 606 - See Note 3	—	—	4.0	—	—	4.0
Impact of adoption of ASU 2016-16 - See Note 3	—	—	(0.2)	—	—	(0.2)
Stranded income tax effects resulting from tax reform - See Note 3	—	—	(4.8)	—	—	(4.8)
Balance at December 31, 2018	0.5	1,295.4	(650.1)	244.9	(475.8)	414.9
Net income	—	—	65.3	—	—	65.3
Other comprehensive loss, net	—	—	—	(0.6)	—	(0.6)
Incentive plan activity	—	13.0	—	—	—	13.0
Long-term incentive compensation expense	—	10.8	—	—	—	10.8
Restricted stock and restricted stock unit vesting	—	(22.4)	—	—	15.8	(6.6)
Adjustment related to redeemable noncontrolling interest (Note 15)	—	5.6	—	—	—	5.6
Balance at December 31, 2019	0.5	1,302.4	(584.8)	244.3	(460.0)	502.4
Impact of adoption of ASU 2016-13 - See Note 3	—	—	(0.5)	—	—	(0.5)
Net income	—	—	97.2	—	—	97.2
Other comprehensive income, net	—	—	—	4.2	—	4.2
Incentive plan activity	—	17.5	—	—	—	17.5
Long-term incentive compensation expense	—	12.8	—	—	—	12.8
Restricted stock unit vesting	—	(12.8)	—	—	8.4	(4.4)
Balance at December 31, 2020	$0.5	$1,319.9	$(488.1)	$248.5	$(451.6)	$629.2
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from (used in) operating activities:
Net income	$97.2	$65.3	$81.2
Less: Loss from discontinued operations, net of tax	(3.5)	(5.8)	(0.7)
Income from continuing operations	100.7	71.1	81.9
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges, net	3.2	4.4	3.7
Gain on change in fair value of equity security	(8.6)	(7.9)	—
Loss on amendment/refinancing of senior credit agreement	—	0.6	0.4
Impairment of intangible assets	0.7	—	—
Deferred and other income taxes	11.3	15.2	0.9
Depreciation and amortization	41.7	34.2	27.9
Pension and other employee benefits	14.3	20.2	13.7
Long-term incentive compensation	14.0	13.6	15.5
Other, net	4.1	2.6	2.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	2.8	72.0	42.6
Inventories	(2.2)	(8.9)	2.9
Accounts payable, accrued expenses and other	(48.1)	(60.0)	(77.1)
Cash spending on restructuring actions	(2.8)	(2.9)	(3.2)
Net cash from continuing operations	131.1	154.2	111.5
Net cash used in discontinued operations	(4.8)	(5.6)	(0.9)
Net cash from operating activities	126.3	148.6	110.6
Cash flows from (used in) investing activities:
Proceeds from asset sales and other	—	(0.2)	5.0
Proceeds (expenditures) related to company-owned life insurance policies, net	(0.2)	5.9	(0.8)
Business acquisitions, net of cash acquired	(104.4)	(147.1)	(180.8)
Capital expenditures	(21.5)	(17.8)	(12.4)
Net cash used in continuing operations	(126.1)	(159.2)	(189.0)
Net cash from discontinued operations	—	5.5	8.4
Net cash used in investing activities	(126.1)	(153.7)	(180.6)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	197.6	593.8	199.4
Repayments under senior credit facilities	(207.8)	(560.2)	(193.0)
Borrowings under trade receivables agreement	134.4	93.0	123.0
Repayments under trade receivables agreement	(106.4)	(116.0)	(100.0)
Net repayments under other financing arrangements	(2.2)	(0.6)	(4.8)
Payment of contingent consideration	(1.5)	—	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	1.8	(3.9)	(7.8)
Financing fees paid	—	(1.6)	—
Purchase of subsidiary shares	—	(15.6)	—
Net cash from (used in) continuing operations	15.9	(11.1)	16.8
Net cash from (used in) discontinued operations	—	—	—
Net cash from (used in) financing activities	15.9	(11.1)	16.8

Change in cash and equivalents due to changes in foreign currency exchange rates	(2.5)	2.1	(2.3)
Net change in cash and equivalents	13.6	(14.1)	(55.5)
Consolidated cash and equivalents, beginning of period	54.7	68.8	124.3
Consolidated cash and equivalents, end of period	$68.3	$54.7	$68.8
Supplemental disclosure of cash flow information:
Interest paid	$17.5	$16.1	$19.7
Income tax refunds (payments), net	$(7.6)	$(7.0)	$44.3
Non-cash investing and financing activity:
Debt assumed	$2.9	$1.3	$0.2

	Year ended December 31,
	2020	2019	2018
Components of cash and equivalents:
Cash and cash equivalents	$68.3	$54.6	$68.5
Cash and cash equivalents included in assets of discontinued operations	—	0.1	0.3
Total cash and cash equivalents	$68.3	$54.7	$68.8

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2020
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
Shift Away from the Power Generation Markets — On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc., a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the activities summarized below:

•Sale of Dry Cooling Business – On March 30, 2016, we completed the sale of our dry cooling business, a business that provides dry cooling systems to the global power generation markets.

•Sale of Balcke Dürr Business – On December 30, 2016, we completed the sale of Balcke Dürr, a business that provides heat exchangers and other related components to the European and Asian power generation markets. Balcke Dürr historically had been the most significant of our power generation businesses. As we considered the disposition of Balcke Dürr to be the cornerstone of our strategic shift away from the power generation markets, and given the significance of Balcke Dürr’s financial results to our overall operations prior to its disposition, we began classifying Balcke Dürr as a discontinued operation at the time of its disposition. See Note 4 for additional details.

•Wind-Down of the SPX Heat Transfer Business – After an unsuccessful attempt to sell the SPX Heat Transfer (“Heat Transfer”) business, and as a continuation of our strategic shift away from power generation markets, we initiated a wind-down plan for the business. In connection with this plan, we recorded charges of $3.5 in 2018, with $0.9 related to the write-down of inventory, $0.6 related to the impairment of machinery and equipment and $2.0 to severance costs. In addition, we sold intangible assets of the business in 2018 for cash proceeds of $4.8, which resulted in a gain of less than $0.1. During 2019, we completed the sale of Heat Transfer's manufacturing facility for cash proceeds of $5.5, which resulted in a gain of $0.3. During the fourth quarter of 2020, we completed the plan, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

Acquisitions in 2020:

•ULC – On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $45.0, with payments scheduled to be made in 2021 and 2022 upon successful achievement of certain operational and financial performance milestones. The estimated fair value of such contingent consideration is $24.3, which is reflected as a liability in the accompanying consolidated balance sheet as of December 31, 2020. The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

•Sensors & Software – On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software“), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.2, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $3.9, with payment scheduled to be made in 2021 upon successful achievement of a financial performance milestone during the twelve months following the date of acquisition. The estimated fair value of such contingent consideration is $0.7, which is reflected as a liability in the accompanying consolidated balance sheet as of December 31, 2020. In addition, the purchase price is subject to adjustment based on the final calculation of working capital, cash, and debt as of the date of the acquisition. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.

The assets acquired and liabilities assumed in the ULC and Sensors & Software transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Acquisitions in 2019:

•Sabik – On February 1, 2019, we completed the acquisition of Sabik Marine (“Sabik”), primarily a manufacturer of obstruction lighting products, for a purchase price of $77.2, net of cash acquired of $0.6. The post-acquisition operating results of Sabik are reflected within our Detection and Measurement reportable segment.

•SGS – On July 3, 2019, we completed the acquisition of SGS Refrigeration Inc. (“SGS”), a manufacturer of industrial refrigeration products, for cash proceeds of $11.5, including contingent consideration of $1.5 that was paid during the first quarter of 2020. The post-acquisition operating results of SGS are reflected within our HVAC reportable segment.

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

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net gains (losses) totaling $1.3, $(1.5) and $(0.3) in 2020, 2019 and 2018, respectively.
Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition — We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606. See Note 5 for our policy for recognizing revenue under ASC 606 as well as the various other disclosures required by ASC 606.

Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $1.3 and $3.8 as of December 31, 2020 and 2019, respectively. Capitalized software amortization expense totaled $2.5 in 2020, and $2.4 in both 2019 and 2018. We expensed research activities relating to the development and improvement of our products of $28.4, $24.8 and $22.9 in 2020, 2019 and 2018, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $25.2, $22.9 and $21.4 for the years ended December 31, 2020, 2019 and 2018, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2020, 2019 or 2018.
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
Reclassification of Prior Years’ Amounts – Certain prior years’ amounts have been reclassified to conform to the current year presentation, including amounts related to the inclusion of Heat Transfer within discontinued operations.

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
Impact of the Coronavirus Disease (the “COVID-19 pandemic”) — We have experienced modest adverse impacts of the COVID-19 pandemic since March 2020. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our consolidated balance sheet as of December 31, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.
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

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$10.3	$11.1	$9.1
Acquisitions	0.3	0.3	—
Allowances provided	18.7	18.6	17.7
Write-offs, net of recoveries, credits issued and other	(16.5)	(19.7)	(15.7)
Balance at end of year	$12.8	$10.3	$11.1
Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.
Long-Lived Assets and Intangible Assets Subject to Amortization — We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, including intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be fully recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2020 and 2019.

	December 31,
	2020	2019
Employee benefits	$82.8	$78.5
Warranty	13.3	12.5
Other (1)	137.5	128.6
Total	$233.6	$219.6
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

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$34.8	$33.7	$33.4
Acquisitions	1.6	0.4	1.0
Impact of initial adoption of ASC 606	—	—	0.4
Provisions	14.6	14.0	11.9
Usage	(12.8)	(13.2)	(12.9)
Currency translation adjustment	0.2	(0.1)	(0.1)
Balance at end of year	38.4	34.8	33.7
Less: Current portion of warranty	13.3	12.5	11.9
Non-current portion of warranty	$25.1	$22.3	$21.8
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
We derive pension expense from an actuarial calculation based on the defined benefit plans’ provisions and our assumptions regarding discount rate. We primarily determine the discount rate for our plans by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date. We also consult with independent actuaries in determining these assumptions.
Parent Guarantees and Bonds Associated with Balcke Dürr — As further discussed in Note 17, in connection with the sale of Balcke Dürr, we became contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 0.0 and Euro 2.9, respectively, at December 31, 2020). We have accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. We estimated the fair value of the parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. As also discussed in Note 17, under the related purchase agreement, Balcke Dürr provided cash collateral and the parent company of the buyer provided a partial guarantee in the event any of the bonds are called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by the parent company of the buyer, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. By way of an offset to “Other income (expense), net,” we are reducing the liability and amortizing the asset, with the reduction of the liability generally to occur upon return of the guarantee or bond which is expected to occur at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds, and the amortization of the asset to occur based on the expiration terms of each of the securities. We will continue to evaluate the adequacy of the recorded liability and will record an adjustment to the liability if we conclude that it is probable that we will be required to fund an amount greater than what is recorded. See Note 17 for further information regarding the estimated fair values of the parent company guarantees and bonds, as well as the cash collateral provided by Balcke Dürr and the partial guarantee provided by the parent company of the buyer.

(3)    New Accounting Pronouncements
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard on revenue recognition (“ASC 606”) that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance, including industry-specific guidance. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transition approach for all contracts not completed as of the date of adoption. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2018) through retained earnings, with no restatement of comparative periods. The adoption of ASC 606 resulted in a reduction of our retained deficit of $4.0.

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

In February 2016, the FASB issued an amendment to existing guidance, ASC 842, that requires lessees to recognize assets and liabilities for the rights and obligations created by leases. Under the amendment, additional qualitative and quantitative disclosures are required to allow users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Effective January 1, 2019, we adopted ASC 842 using the modified retrospective transition approach. The modified retrospective transition approach recognizes any changes as of the beginning of the year of initial application (i.e., as of January 1, 2019) through retained earnings, with no restatement of comparative periods. The new standard provides a number of optional practical expedients upon transition. We elected the “package of practical expedients,” which allowed us to maintain our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the practical expedients for the use-of-hindsight or land easements; the latter not being applicable to us. The adoption of ASC 842 had no impact on our retained deficit and no significant impact on the accompanying consolidated statements of operations or consolidated statements of cash flows for the years ended December 31, 2020 and 2019. See Note 6 for further discussion of the post adoption impact of ASC 842.
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

In October 2016, the FASB issued ASU 2016-16, which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The requirements of ASU 2016-16 are to be applied on a modified retrospective basis, which entails recognizing the initial effect of adoption in retained earnings. We adopted ASU 2016-16 as of January 1, 2018, which resulted in an increase of our retained deficit of $0.2.
In January 2017, the FASB issued an amendment to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires that an entity recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This amendment is effective for annual reporting periods beginning after December 31, 2019, including interim periods within those annual reporting periods. We adopted this guidance during the first quarter of 2020, with such adoption having no material impact to our consolidated financial statements.
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

In February 2018, the FASB amended its guidance for reporting comprehensive income to reflect the potential impacts of the reduction in the corporate tax rate resulting from the “Tax Cut and Jobs Act,” which was enacted in the United States on December 22, 2017. The amendment gives the option of reclassifying the stranded tax effects within AOCI to retained earnings during the fiscal year or quarter in which the effect of the lower tax rate is recorded. The amendment is effective for years beginning after December 15, 2018, with early adoption permitted. We adopted this guidance as of January 1, 2018, which resulted in an increase of our retained deficit of $4.8.

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (i) transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (iii) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019. We adopted this guidance on January 1, 2020, with no impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combinations that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued two amendments to existing guidance, ASU No. 2020-04 and No. 2021-01, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. We are currently evaluating the impacts of reference rate reform and the new guidance on our consolidated financial statements.

(4)    Acquisitions and Discontinued Operations
Acquisition of Cues
As indicated in Note 1, on June 7, 2018, we completed the acquisition of Cues for $164.4, net of cash acquired of $20.6. For the period June 7, 2018 to December 31, 2018, Cues recognized revenues and a net loss of $52.3 and $0.4, respectively, with the net loss impacted by charges of $4.3 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold in 2018. During the year ended December 31, 2018, we incurred acquisition related costs for Cues of $2.4, which have been recorded to “Selling, general and administrative” within the accompanying consolidated statement of operations.

The following unaudited pro forma information presents our consolidated results of operations for the year ended December 31, 2018 as if the acquisition of Cues had taken place on January 1, 2018. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Cues. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, the removal of charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold, the removal of professional fees and other one-time costs incurred in connection with the transaction, and the related income tax effects.

Year ended December 31,
2018
Revenues	$1,546.7
Income from continuing operations	90.8
Net income	90.1

Income from continuing operations per share of common stock:
Basic	$2.11
Diluted	$2.03

Net income per share of common stock:
Basic	$2.09
Diluted	$2.02

Other Acquisitions
As indicated in Note 1, on March 1, 2018, February 1, 2019, July 3, 2019, November 12, 2019, September 2, 2020, and November 11, 2020, we completed the acquisitions of Schonstedt, Sabik, SGS, Patterson-Kelley, ULC, and Sensors & Software, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are now reporting Heat Transfer as a discontinued operation for all periods presented.
In connection with the wind-down of Heat Transfer, we recorded charges of $3.5 in 2018, with $0.9 related to the write-down of inventory, $0.6 related to the impairment of machinery and equipment, and $2.0 to severance costs. In addition, we sold certain intangible assets of the business in 2018 for net cash proceeds of $4.8, which resulted in a gain of less than $0.1. During 2019, we completed the sale of Heat Transfer's manufacturing facility for cash proceeds of $5.5, which resulted in a gain of $0.3.

Major line items constituting pre-tax income (loss) and after-tax income (loss) of Heat Transfer for the years ended December 31, 2020, 2019 and 2018 are shown below:

	Year ended December 31,
	2020	2019	2018
Revenues	$3.9	$4.5	$26.0
Costs and expenses:
Cost of products sold	3.1	6.1	25.3
Selling, general and administrative	0.1	0.9	2.9
Intangible amortization expense	—	—	0.1
Special charges (credits), net	0.4	(0.4)	2.6
Other income, net	—	0.3	—
Income (loss) before income tax	0.3	(1.8)	(4.9)
Income tax (provision) benefit	(0.1)	0.4	1.2
Income (loss) from discontinued operations, net of tax	$0.2	$(1.4)	$(3.7)

The assets and liabilities of Heat Transfer have been classified as assets and liabilities of discontinued operations as of December 31, 2020 and 2019. The major line items constituting Heat Transfer’s assets and liabilities as of December 31, 2020 and 2019 are shown below:

	December 31,
	2020	2019
ASSETS:
Cash and equivalents	$—	$0.1
Accounts receivable, net	0.1	1.1
Contract assets	—	0.3
Other current assets	0.2	0.2
Assets of discontinued operations - current	0.3	1.7
Other assets	0.2	0.4
Total assets - discontinued operations	$0.5	$2.1

LIABILITIES:
Accounts payable	$0.2	$0.4
Contract liabilities	—	0.3
Accrued expenses	0.3	0.8
Liabilities of discontinued operations - current	0.5	1.5
Long-term liabilities	—	0.2
Total liabilities - discontinued operations	$0.5	$1.7

Sale of Balcke Dürr Business
During 2018, we reached a settlement with the buyer of Balcke Dürr on the amount of cash and working capital at the closing date, as well as on various other matters, for a net payment from the buyer in the amount of Euro 3.0 (or $3.6). The settlement resulted in a gain, net of tax, of $3.8, which was recorded to “Gain (loss) on disposition of discontinued operations, net of tax.”

Other Discontinued Operations Activity
In addition to Heat Transfer and Balcke Dürr, we recognized net losses of $3.7, $4.4 and $0.8 during 2020, 2019 and 2018, respectively, resulting from adjustments to gains/losses on dispositions of other businesses discontinued prior to 2018.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the years ended December 31, 2020, 2019 and 2018, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2020	2019	2018
Balcke Dürr
Income from discontinued operations	$—	$—	$6.3
Income tax provision	—	—	(2.5)
Income from discontinued operations, net	—	—	3.8

Heat Transfer
Income (loss) from discontinued operations	0.3	(1.8)	(4.9)
Income tax (provision) benefit	(0.1)	0.4	1.2
Income (loss) from discontinued operations, net	0.2	(1.4)	(3.7)

All other
Loss from discontinued operations	(4.8)	(4.0)	(1.2)
Income tax (provision) benefit	1.1	(0.4)	0.4
Loss from discontinued operations, net	(3.7)	(4.4)	(0.8)

Total
Income (loss) from discontinued operations	(4.5)	(5.8)	0.2
Income tax (provision) benefit	1.0	—	(0.9)
Loss from discontinued operations, net	$(3.5)	$(5.8)	$(0.7)

(5)    Revenues from Contracts
Summarized below is our policy for recognizing revenue under ASC 606, as well as the various disclosures required by ASC 606.

Performance Obligations - Certain of our contracts are comprised of multiple deliverables, which can include hardware and software components, installation, maintenance, and extended warranties. For these contracts, we evaluate whether these deliverables represent separate performance obligations as defined by ASC 606. In some cases, a customer contracts with us to integrate a complex set of tasks and components into a single project or capability (even if the single project results in the delivery of multiple units). Hence, the entire contract is treated as a single performance obligation. In contrast, we may promise to provide distinct goods or services within a contract, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products with observable standalone selling prices, these selling prices are used to determine the relative standalone selling price. In cases where we sell a customized customer specific solution, we typically use the expected cost plus margin approach to estimate the standalone selling price of each performance obligation. Sales taxes and other usage-based taxes are excluded from revenue.

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our large process cooling systems, as well as certain of our bus fare collection systems. As of December 31, 2020, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $81.2. We expect to recognize revenue on approximately 52% and 77% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Contract Combination and Modification - We assess each contract at its inception to determine whether it should be combined with other contracts for revenue recognition purposes. When making this determination, we consider factors such as whether two or more contracts with a customer were negotiated at or near the same time or were negotiated with an overall profit objective. Contracts are sometimes modified for changes in contract specifications, scope, or price (or a combination of these). Contract modifications for goods or services that are not distinct within the context of the contract (generally associated with specification changes for certain product lines within our Engineered Solutions reportable segment) are accounted for as part of the existing contract. Contract modifications for goods or services that are distinct (i.e., adding or subtracting distinct goods or services) are accounted for as either a termination of the existing contract and the creation of a new contract (where the goods or services are not priced at their standalone selling price), or the creation of separate contract (where the goods or services are priced at their standalone selling price).

Variable Consideration - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk. Variable consideration primarily pertains to late delivery penalties, unapproved change orders and claims (levied by us and/or against us), and index-based pricing. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings, in the period such variances become known.

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

As indicated in Note 15, during February, March, and April of 2019, we received a number of claims from the prime contractors on the large power projects in South Africa asserting various amounts of damages. In consideration of these claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration that had been recorded for these projects. Based on such analysis, we reduced the amount of cumulative revenue associated with variable consideration on these projects by $17.5 during the first quarter of 2019, as it was no longer probable that such amounts of revenue would not be reversed.

As indicated in Note 15, on June 28, 2019, DBT reached an agreement with Alstom S&E Africa (PTY) LTD (“Alstom/GE”), one of the prime contractors on the large power projects in South Africa to, among other things, settle all material outstanding claims between the parties (other than certain pass-through claims relating to third parties). In connection with the agreement, we reduced the amount of cumulative revenue associated with variable consideration on the large power projects in South Africa by $6.0 during the second quarter of 2019.

As of December 31, 2020, there was $0.4 cumulative revenue associated with variable consideration recorded for the large power projects in South Africa.

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
Our detection and measurement product lines include underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services, pipeline remediation services and development of robotics. Performance obligations for equipment and components generally are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services, pipeline remediation, and development of robotics are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our bus fare collection systems and communication technologies products lines), with the typical duration being one to three months.
Our engineered solutions product lines include medium and large power transformers and process cooling equipment. Performance obligations for these product lines relate to delivery of equipment and components, construction and reconstruction of cooling towers and other components, providing installation, replacement/spare parts, and various other services. For these product lines, our customers typically contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). The length of customer contract is generally 6 to 12 months for our power transformers business and 6 to 18 months for our process cooling business. Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Our remaining product lines relate to DBT, our South African business. Performance obligations for these product lines relate to delivery of equipment and components and construction, installation, and various other services, primarily for two large power projects that are in the final stages of completion. For these product lines, our customers contracted with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, most projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. Payments for these product lines are generally commensurate with milestones defined in the related contract.
Customer prepayments, progress billings, and retention payments are customary in certain of our project-based businesses, generally for our engineered solutions and DBT product lines and, to a lesser extent, our detection and measurement product lines. Customer prepayments, progress billings, and retention payments are not considered a significant financing component because they are intended to protect either the customer or ourselves in the event that some or all of the obligations under the contract are not completed. Additionally, most contract assets are expected to convert to accounts receivable, and contract liabilities are expected to convert to revenue, within one year. As such, after applying the practical expedient to exclude potential financing components that are less than one year in duration, we do not have any such financing components.

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our other operating segment, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Engineered Solutions	Other	Total

Major product lines
Cooling	$297.0	$—	$—	$—	$297.0
Boilers, comfort heating, and ventilation	293.7	—	—	—	293.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	217.8	—	—	217.8
Signal monitoring, obstruction lighting, and bus fare collection systems	—	169.5	—	—	169.5
Power transformers	—	—	427.4	—	427.4
Process cooling equipment and services	—	—	150.1	0.8	150.9
South African projects	—	—	—	3.2	3.2
	$590.7	$387.3	$577.5	$4.0	$1,559.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$590.7	$341.9	$41.3	$0.2	$974.1
Revenues recognized over time	—	45.4	536.2	3.8	585.4
	$590.7	$387.3	$577.5	$4.0	$1,559.5

	Year Ended December 31, 2019
Reportable Segments and Other	HVAC	Detection and Measurement	Engineered Solutions	Other	Total

Major product lines
Cooling	$284.2	$—	$—	$—	$284.2
Boilers, comfort heating, and ventilation	309.0	—	—	—	309.0
Underground locators and inspection and rehabilitation equipment	—	194.3	—	—	194.3
Signal monitoring, obstruction lighting, and bus fare collection systems	—	190.6	—	—	190.6
Power transformers	—	—	403.4	—	403.4
Process cooling equipment and services	—	—	145.5	4.8	150.3
South African projects (1)	—	—	—	(10.9)	(10.9)
	$593.2	$384.9	$548.9	$(6.1)	$1,520.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$593.2	$357.1	$48.4	$—	$998.7
Revenues recognized over time (1)	—	27.8	500.5	(6.1)	522.2
	$593.2	$384.9	$548.9	$(6.1)	$1,520.9
__________________________
(1) As discussed above, during the year ended December 31, 2019, we reduced the amount of revenue associated with the large power projects in South Africa by $23.5.

	Year Ended December 31, 2018
Reportable Segments and Other	HVAC	Detection and Measurement	Engineered Solutions	Other	Total

Major product lines
Cooling	$281.7	$—	$—	$—	$281.7
Boilers, comfort heating, and ventilation	300.4	—	—	—	300.4
Underground locators and inspection and rehabilitation equipment	—	159.1	—	—	159.1
Signal monitoring, obstruction lighting, and bus fare collection systems	—	161.8	—	—	161.8
Power transformers	—	—	373.8	—	373.8
Process cooling equipment and services	—	—	163.2	23.5	186.7
South African projects	—	—	—	49.1	49.1
	$582.1	$320.9	$537.0	$72.6	$1,512.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$582.1	$307.3	$61.5	$—	$950.9
Revenues recognized over time	—	13.6	475.5	72.6	561.7
	$582.1	$320.9	$537.0	$72.6	$1,512.6

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2020 and 2019:

Contract Balances	December 31, 2020	December 31, 2019	Change
Contract Accounts Receivable (1)	$260.7	$259.7	$1.0
Contract Assets	81.1	63.1	18.0
Contract Liabilities - current	(103.5)	(100.5)	(3.0)
Contract Liabilities - non-current (2)	(3.4)	(3.3)	(0.1)
Net contract balance	$234.9	$219.0	$15.9
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The $15.9 increase in our net contract balance from December 31, 2019 to December 31, 2020 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During 2020, we recognized revenues of $86.5 related to our contract liabilities at December 31, 2019.
(6)     Leases
As indicated in Note 3, effective January 1, 2019, we adopted ASC 842 under the modified retrospective transition approach. As a result, for 2018, leases continue to be presented based on prior guidance. Summarized below is our policy under, as well as the various other disclosures required by, ASC 842.

We elected to account for lease agreements with lease and non-lease components as a single component for all leases. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.

We review if an arrangement is a lease at inception and conclude whether the contract contains an identified asset if we have the right to obtain substantially all the economic benefit and direct the use of the asset. Operating leases with right-of-use (“ROU”) assets are reflected within “Other assets,” “Accrued expenses,” and “Other long-term liabilities” within our consolidated balance sheets. Finance leases are included in “Property, plant and equipment,” “Current maturities of long-term debt,” and “Long-term debt.”

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

The components of lease expense were as follows:

	Year ended
	December 31, 2020	December 31, 2019
Operating lease cost (1)	$13.2	$13.4
Variable lease cost	0.1	—

Finance lease cost:
Amortization of right-of-use assets	$1.2	$1.2
Interest on lease liabilities	0.1	0.1
Total finance lease cost	$1.3	$1.3
__________________________
(1) Includes short-term lease cost of $3.7 and $3.8, at December 31, 2020 and 2019 respectively.
Supplemental cash flow information related to leases was as follows:

	Year ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$9.7	$9.7
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.3	1.2
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	19.9	5.2
Finance lease right-of-use assets obtained in exchange for new lease obligations	1.2	1.3

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating Leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets (1)	$41.3	$30.6	Other assets

Operating lease current liabilities	$7.6	$7.7	Accrued expenses
Operating lease non-current liabilities	31.4	17.6	Other long-term liabilities
Total operating lease liabilities	$39.0	$25.3

Finance Leases:
Finance Lease Assets	$2.5	$2.5	Property, plant and equipment, net

Finance lease current liabilities	$1.0	$1.0	Current maturities of long-term debt
Finance lease non-current liabilities	1.6	1.7	Long-term debt
Total finance lease liabilities	$2.6	$2.7
___________________________________________________________________
(1) Includes favorable leasehold interests as of December 31, 2020 and 2019 of $6.6 and $6.9, respectively, recorded as part of the acquisition of Patterson-Kelley.

The weighted average remaining lease terms (years) of our leases as of December 31, 2020 and December 31, 2019, were as follows:

	December 31,
	2020	2019
Operating Leases	6.9	5.2
Finance Leases	3.2	3.3

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.0% and 3.8%, respectively, at December 31, 2020 and 2019 and finance leases was 3.6% and 3.8% at December 31, 2020 and 2019, respectively.

The future minimum payments under our operating and finance leases were as follows as of December 31, 2020:

	Operating Leases	Finance Leases	Total

Next 12 months	$8.7	$1.0	$9.7
12 to 24 months	7.8	0.8	8.6
24 to 36 months	7.2	0.5	7.7
36 to 48 months	6.7	0.3	7.0
48 to 60 months	2.4	0.1	2.5
Thereafter	10.6	—	10.6
Total lease payments	43.4	2.7	46.1
Less imputed interest	4.4	0.1	4.5
Total	$39.0	$2.6	$41.6

(7)    Information on Reportable Segments and “Other” Operating Segment
We are a global supplier of highly specialized, engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
Our DBT operating segment is reported within an “Other” category outside of our reportable segments. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating expenses, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific.
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
Other
As noted above, “Other” consists of our South African operating segment, DBT. Our DBT operating segment engineers, designs, manufactures, installs, and services equipment for the industrial and power generation markets, with its efforts focused primarily on two large power projects in South Africa that are in the final stages of completion (see Note 15 for additional details).
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters.

Financial data for our reportable and other operating segments for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Revenues:
HVAC reportable segment	$590.7	$593.2	$582.1
Detection and Measurement reportable segment	387.3	384.9	320.9
Engineered Solutions reportable segment	577.5	548.9	537.0
Other (1)	4.0	(6.1)	72.6
Consolidated revenues	$1,559.5	$1,520.9	$1,512.6

Income (loss):
HVAC reportable segment	$93.4	$95.4	$90.0
Detection and Measurement reportable segment	69.1	81.7	72.4
Engineered Solutions reportable segment	60.5	43.0	35.0
Other (1)	(19.3)	(43.6)	(16.0)
Total income for segments	203.7	176.5	181.4
Corporate expense	44.8	46.7	49.1
Long-term incentive compensation expense	14.0	13.6	15.5
Impairment of intangible assets	0.7	—	—
Special charges, net	3.2	4.4	3.7
Other operating expenses, net (2)	9.0	1.8	0.6
Consolidated operating income	$132.0	$110.0	$112.5

Capital expenditures:
HVAC reportable segment	$4.9	$5.9	$2.7
Detection and Measurement reportable segment	2.7	2.3	1.9
Engineered Solutions reportable segment	8.3	7.0	6.9
Other	—	0.1	0.1
General corporate	5.6	2.5	0.8
Total capital expenditures	$21.5	$17.8	$12.4
Depreciation and amortization:
HVAC reportable segment	$9.4	$6.9	$5.4
Detection and Measurement reportable segment	17.6	13.2	8.4
Engineered Solutions reportable segment	11.1	10.7	10.6
Other	0.3	0.4	0.5
General corporate	3.3	3.0	3.0
Total depreciation and amortization	$41.7	$34.2	$27.9

	2020	2019	2018
Identifiable assets:
HVAC reportable segment	$525.2	$611.4	$512.6
Detection and Measurement reportable segment	772.5	609.4	479.0
Engineered Solutions reportable segment	435.0	356.5	383.2
Other	42.6	28.6	56.9
General corporate and eliminations (3)	25.5	16.9	73.7
Insurance recovery assets (4)	496.4	509.6	541.9
Discontinued operations	0.5	2.1	10.2
Total identifiable assets	$2,297.7	$2,134.5	$2,057.5
Geographic Areas:
Revenues: (5)
United States	$1,363.1	$1,376.1	$1,291.6
China	41.7	31.1	38.5
South Africa (1)	4.0	(6.1)	72.6
United Kingdom	88.4	59.0	62.4
Other	62.3	60.8	47.5
	$1,559.5	$1,520.9	$1,512.6

Tangible Long-Lived Assets:
United States	$762.1	$754.3	$831.8
Other	47.9	46.7	28.9
Long-lived assets of continuing operations	810.0	801.0	860.7
Long-lived assets of discontinued operations	0.2	0.4	5.6
Total tangible long-lived assets	$810.2	$801.4	$866.3
___________________________________________________________________
(1)As further discussed in Note 15, during the first and second quarters of 2019 and the third quarter of 2018, we made revisions to our estimates of expected revenues and costs on our large power projects in South Africa. As a result of these revisions, we reduced 2019 revenues by $23.5 ($17.5 and $6.0 in the first and second quarters, respectively) and 2018 revenues by $2.7, and 2019 segment income by $23.5 ($17.5 and $6.0 in the first and second quarters, respectively) and 2018 segment income by $4.7.
(2)For 2020, includes charges of $9.4 for asbestos product liability matters related to products that we no longer manufacture, net of a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business. For 2019 and 2018, includes charges of $1.8 and $0.6, respectively, related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.
(3)General corporate and eliminations is comprised of general corporate assets and includes elimination or netting of intercompany amounts, primarily related to certain deferred tax balances and cash management arrangements.

(4)Insurance recovery assets are associated with asbestos product liability matters. Refer to Note 15 for additional details.
(5)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(8)    Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $3.2 in 2020, $4.4 in 2019, and $3.7 in 2018. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
The components of the charges have been computed based on actual cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs, and our estimate of the realizable value of the affected tangible assets.

Impairments of long-lived assets, which represent non-cash asset write-downs, typically arise from business restructuring decisions that lead to the disposition of assets no longer required in the restructured business. For these situations, we recognize a loss when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices and previous experience. If an asset remains in service at the decision date, the asset is written down to its fair value and the resulting net book value is depreciated over its remaining economic useful life. When we commit to a plan to sell an asset, including the initiation of a plan to locate a buyer, and it is probable that the asset will be sold within one year based on its current condition and sales price, depreciation of the asset is discontinued and the asset is classified as an asset held for sale. The asset is written down to its fair value less any selling costs.
Liabilities for exit costs, including, among other things, severance, other employee benefit costs, and operating lease obligations on idle facilities, are measured initially at their fair value and recorded when incurred.
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2020, 2019 and 2018 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2020	2019	2018
Employee termination costs	$1.8	$3.1	$3.7
Facility consolidation costs	—	0.5	—
Other cash costs, net	1.0	—	—
Non-cash asset write-downs	0.4	0.8	—
Total	$3.2	$4.4	$3.7

2020 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.5	$—	$—	$—	$0.5
Detection and Measurement reportable segment	0.3	—	—	—	0.3
Engineered Solutions reportable segment	—	—	—	—	—
Other	0.8	—	—	—	0.8
Corporate	0.2	—	1.0	0.4	1.6
Total	$1.8	$—	$1.0	$0.4	$3.2

HVAC – Charges for 2020 related to severance costs associated with restructuring actions at the segment’s Cooling Americas and Heating businesses. These actions resulted in the termination of 11 employees.

Detection & Measurement – Charges for 2020 related to severance costs for a restructuring action at the segment’s bus fare collection systems business. The action resulted in the termination of 5 employees.

Other – Charges for 2020 related to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary.

Corporate – Charges for 2020 related primarily to (i) asset impairment and other charges associated with the move to a new corporate headquarters and (ii) cost incurred for a legal entity reorganization initiative.

2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.2	$0.1	$—	$0.5	$0.8
Detection and Measurement reportable segment	—	—	—	—	—
Engineered Solutions reportable segment	0.1	0.4	—	0.3	0.8
Other	2.6	—	—	—	2.6
Corporate	0.2	—	—	—	0.2
Total	$3.1	$0.5	$—	$0.8	$4.4

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

Other – Charges for 2019 related to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary. These actions resulted in the termination of 339 employees.
Corporate – Charges for 2019 related to severance costs incurred in connection with the rationalization of certain administrative functions.
2018 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.8	$—	$—	$—	$0.8
Detection and Measurement reportable segment	—	—	—	—	—
Engineered Solutions reportable segment	—	—	—	—	—
Other	2.4	—	—	—	2.4
Corporate	0.5	—	—	—	0.5
Total	$3.7	$—	$—	$—	$3.7

HVAC — Charges for 2018 related primarily to severance costs associated with restructuring actions at the boiler and Cooling Americas’ businesses. These actions resulted in the termination of 18 employees.
Other — Charges for 2018 related to severance costs incurred in connection with the wind-down activities at DBT. These actions resulted in the termination of 239 employees.
Corporate — Charges for 2018 related to severance costs incurred in connection with the rationalization of certain administrative functions. These actions resulted in the termination of 6 employees.

The following is an analysis of our restructuring liabilities for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance at beginning of year	$1.7	$1.1	$0.6
Special charges(1)	2.8	3.6	3.7
Utilization — cash	(2.8)	(2.9)	(3.2)
Currency translation adjustment and other	(0.2)	(0.1)	—
Balance at the end of year	$1.5	$1.7	$1.1
___________________________________________________________________
(1)The years ended December 31, 2020, 2019 and 2018 excluded $0.4, $0.8 and $0.0, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9)    Inventories, Net
Inventories at December 31, 2020 and 2019 comprised the following:

	December 31,
	2020	2019
Finished goods	$52.9	$57.6
Work in process	22.3	19.3
Raw materials and purchased parts	101.5	90.3
Total FIFO cost	176.7	167.2
Excess of FIFO cost over LIFO inventory value	(14.7)	(12.3)
Total inventories	$162.0	$154.9
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 38% and 36% of total inventory at December 31, 2020 and 2019, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(10)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2020, were as follows:

	December 31, 2019	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2020
HVAC reportable segment
Gross goodwill	$277.1	$0.8	$—	$3.5	$281.4
Accumulated impairments	(144.6)	—	—	(0.2)	(144.8)
Goodwill	132.5	0.8	—	3.3	136.6
Detection and Measurement reportable segment
Gross goodwill	304.1	42.7	—	4.7	351.5
Accumulated impairments	(133.6)	—	—	(0.9)	(134.5)
Goodwill	170.5	42.7	—	3.8	217.0
Engineered Solutions reportable segment
Gross goodwill	334.2	—	—	7.9	342.1
Accumulated impairments	(187.9)	—	—	(7.9)	(195.8)
Goodwill	146.3	—	—	—	146.3
Other
Gross goodwill	—	—	—	—	—
Accumulated impairments	—	—	—	—	—
Goodwill	—	—	—	—	—
Total
Gross goodwill	915.4	43.5	—	16.1	975.0
Accumulated impairments	(466.1)	—	—	(9.0)	(475.1)
Goodwill	$449.3	$43.5	$—	$7.1	$499.9
___________________________________________________________________
(1) Reflects goodwill acquired with the ULC and Sensors & Software acquisitions of $37.3 and $5.4, respectively, and a net increase in Patterson-Kelley's goodwill during 2020 of $0.4 resulting from revisions to the valuation of certain liabilities and tangible assets and an increase in SGS's goodwill during the first half of 2020 of $0.4 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the ULC and Sensors & Software acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

The changes in the carrying amount of goodwill, for the year ended December 31, 2019, were as follows:

	December 31, 2018	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2019
HVAC reportable segment
Gross goodwill	$261.8	$15.7	$—	$(0.4)	$277.1
Accumulated impairments	(144.4)	—	—	(0.2)	(144.6)
Goodwill	117.4	15.7	—	(0.6)	132.5
Detection and Measurement reportable segment
Gross goodwill	265.0	40.4	—	(1.3)	304.1
Accumulated impairments	(134.3)	—	—	0.7	(133.6)
Goodwill	130.7	40.4	—	(0.6)	170.5
Engineered solutions reportable segment
Gross goodwill	335.3	—	—	(1.1)	334.2
Accumulated impairments	(189.0)	—	—	1.1	(187.9)
Goodwill	146.3	—	—	—	146.3
Other
Gross goodwill	—	—	—	—	—
Accumulated impairments	—	—	—	—	—
Goodwill	—	—	—	—	—
Total
Gross goodwill	862.1	56.1	—	(2.8)	915.4
Accumulated impairments	(467.7)	—	—	1.6	(466.1)
Goodwill	$394.4	$56.1	$—	$(1.2)	$449.3
___________________________________________________________________
(1) Reflects goodwill acquired in connection with the Sabik, SGS and Patterson-Kelley acquisitions of $41.2, $1.9 and $13.8, respectively, partially offset by a reduction in Cues' goodwill during the first quarter of 2019 of $0.8 resulting from revisions to the valuation of certain income tax accounts.

Identifiable intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$103.4	$(16.2)	$87.2	$77.4	$(8.7)	$68.7
Technology	54.4	(6.8)	47.6	29.5	(3.3)	26.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	18.8	(12.5)	6.3	12.6	(9.2)	3.4
	181.1	(40.0)	141.1	124.0	(25.7)	98.3
Trademarks with indefinite lives (2)	163.9	—	163.9	153.4	—	153.4
Total	$345.0	$(40.0)	$305.0	$277.4	$(25.7)	$251.7
___________________________________________________________________
(1)The identifiable intangible assets associated with the ULC and Sensors & Software acquisitions consist of customer backlog of $4.6 and $0.1, respectively, customer relationships of $22.8 and $2.3, respectively, technology of $21.9 and $2.4, respectively, and non-compete agreements of $1.7 and $0.1, respectively.
(2)Changes during 2020 related primarily to the acquisition of ULC and Sensors & Software trademarks of $7.6 and $1.8, respectively.
Amortization expense was $14.0, $8.9 and $4.1 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense is approximately $17.0 for 2021 and $15.0 over each of the four years thereafter related to these intangible assets.
At December 31, 2020, the net carrying value of intangible assets with determinable lives consisted of $24.4 in the HVAC reportable segment and $116.7 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $96.7 in the HVAC reportable segment, $58.1 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
Consistent with the requirements of the Intangibles — Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. Many of our reporting units closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.
We perform our annual goodwill impairment testing during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. Based on our annual goodwill impairment testing during the fourth quarter of 2020, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues and Patterson-Kelley, exceeded the carrying value of their respective net assets by over 75%. The estimated fair values of Cues and Patterson-Kelley exceeded the carrying value of their respective net assets by approximately 12% and 3%, while the total goodwill for Cues and Patterson-Kelley was $47.9 and $14.2, respectively, as of December 31, 2020. A change in assumptions used in testing Cues’ and Patterson-Kelley’s goodwill for impairment (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in Cues’ and/or Patterson-Kelley’s estimated fair value being less than the respective carrying value of their net assets. If Cues and/or Patterson-Kelley is unable to achieve the financial forecasts included in their respective 2020 annual goodwill impairment analysis, we may be required to record an impairment charge in a future period related to Cues’ and/or Patterson-Kelley’s goodwill.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarter of 2020, we recorded impairment charges of $0.7 related to certain of these trademarks.

As indicated in Note 1, the COVID-19 pandemic could have an adverse impact on our future operating results. As of December 31, 2020, there are no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our future operating results may require an impairment charge related to one or more of these assets in a future period.

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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2020 or 2019.

Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2020 and 2019, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2020	2019	2020
Fixed income common trust funds	68%	67%	65%
Commingled global fund allocation	11%	17%	18%
Global equity common trust funds	5%	5%	5%
U.S. Government securities	9%	9%	10%
Short-term investments (1)	7%	2%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2020	2019	2020
Global equity common trust funds	9%	10%	9%
Fixed income common trust funds	65%	45%	66%
Commingled global fund allocation	25%	37%	25%
Non-U.S. Government securities	—%	7%	—%
Short-term investments (1)	1%	1%	—%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
The fair values of pension plan assets at December 31, 2020, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$315.4	$—	$315.4	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	25.2	—	25.2	—
Equity securities:
Global equity common trust funds (1) (3)	32.1	—	32.1	—
Alternative investments:
Commingled global fund allocations (1) (4)	81.7	—	81.7	—
Other:
Short-term investments (5)	22.5	22.5	—	—
Other	0.9	—	—	0.9
Total	$478.1	$22.5	$454.7	$0.9

The fair values of pension plan assets at December 31, 2019, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$255.6	$—	$255.6	$—
Non-U.S. Government securities	13.2	—	13.2	—
U.S. Government securities	24.5	—	24.5	—
Equity securities:
Global equity common trust funds (1) (3)	30.1	—	30.1	—
Alternative Investments:
Commingled global fund allocations (1) (4)	110.3	—	110.3	—
Other:
Short-term investments (5)	7.1	7.1	—	—
Other	0.9	—	—	0.9
Total	$441.7	$7.1	$433.7	$0.9
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
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2020, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $5.8 to our non-qualified domestic pension plans. In 2021, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.4 to our non-qualified domestic pension plans.
In 2020, we made contributions of $0.9 to our foreign pension plans. In 2021, we expect to make contributions of $1.0 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2020, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2020 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2021	$25.1	$5.0
2022	26.3	6.2
2023	25.7	6.1
2024	25.5	6.4
2025	24.5	7.4
Subsequent five years	105.4	37.7
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $66.2 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$348.2	$320.9	$175.0	$158.2
Service cost	—	—	—	—
Interest cost	10.8	13.3	3.8	4.8
Actuarial losses	30.4	32.4	14.3	13.2
Settlements	(10.3)	(12.7)	—	—
Acquisition	—	7.1	—	—
Benefits paid	(14.4)	(12.8)	(6.7)	(8.0)
Foreign exchange and other	—	—	5.8	6.8
Projected benefit obligation — end of year	$364.7	$348.2	$192.2	$175.0

The actuarial losses for all pension plans in 2020 and 2019 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets — beginning of year	$263.6	$238.0	$178.1	$159.2
Actual return on plan assets	35.1	35.7	19.9	19.4
Contributions (employer and employee)	5.8	6.2	0.9	1.0
Settlements	(10.3)	(12.7)	—	—
Benefits paid	(14.4)	(12.8)	(6.7)	(8.0)
Acquisition	—	9.2	—	—
Foreign exchange and other	—	—	6.1	6.5
Fair value of plan assets — end of year	$279.8	$263.6	$198.3	$178.1
Funded status at year-end	(84.9)	(84.6)	6.1	3.1
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$2.6	$2.3	$8.6	$6.2
Accrued expenses	(5.4)	(5.5)	—	—
Other long-term liabilities	(82.1)	(81.4)	(2.5)	(3.1)
Net amount recognized	$(84.9)	$(84.6)	$6.1	$3.1
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service (credits) costs	(0.2)	(0.3)	1.2	1.2

The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2020 and 2019:

	Domestic Pension Plans		Foreign Pension Plans
	2020	2019	2020	2019
Projected benefit obligation	$357.9	$341.2	$50.9	$47.8
Accumulated benefit obligation	357.9	341.2	50.9	47.8
Fair value of plan assets	270.4	254.3	48.4	44.7
The accumulated benefit obligation for all domestic and foreign pension plans was $364.7 and $192.2, respectively, at December 31, 2020 and $348.2 and $175.0, respectively, at December 31, 2019.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	10.8	13.3	12.3
Expected return on plan assets	(9.5)	(9.8)	(10.3)
Amortization of unrecognized prior service credits	(0.1)	(0.1)	(0.2)
Recognized net actuarial (gains) losses (1)	4.7	6.5	(0.2)
Total net periodic pension benefit expense	$5.9	$9.9	$1.6
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains (losses).
Foreign Pension Plans

	Year ended December 31,
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	3.8	4.8	4.7
Expected return on plan assets	(5.7)	(6.7)	(7.5)
Recognized net actuarial losses (1)	0.2	1.0	9.1
Total net periodic pension benefit (income) expense	$(1.7)	$(0.9)	$6.3
___________________________________________________________________
(1)Consists of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets.

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2020	2019	2018
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	3.16%	4.29%	3.57%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.75%	4.25%	4.00%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.35%	3.16%	4.29%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.27%	3.02%	2.76%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.81%	4.69%	4.50%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	1.76%	2.27%	3.02%
Rate of increase in compensation levels	N/A	N/A	N/A
We review the pension assumptions annually. Pension income or expense for the year is determined using assumptions as of the beginning of the year (except for the effects of recognizing changes in the fair value of plan assets and actuarial gains and losses in the fourth quarter of each year), while the funded status is determined using assumptions as of the end of the year. We determined assumptions and established them at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based on forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans and (ii) the discount rate is primarily determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date.
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2020, we made benefit payments of $6.6 to our postretirement benefit plans. Following is a summary, as of December 31, 2020, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2020 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2021	$6.8
2022	6.2
2023	5.6
2024	5.0
2025	4.6
Subsequent five years	17.0

Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2020	2019
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$63.6	$68.8
Interest cost	1.6	2.4
Actuarial losses	1.9	2.5
Benefits paid	(6.6)	(8.1)
Plan amendment	—	(1.8)
Other	—	(0.2)
Projected postretirement benefit obligation — end of year	$60.5	$63.6
Funded status at year-end	$(60.5)	$(63.6)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(6.7)	$(7.2)
Other long-term liabilities	(53.8)	(56.4)
Net amount recognized	$(60.5)	$(63.6)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(20.2)	$(24.9)
The actuarial losses for our postretirement benefit plans in 2020 and 2019 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2020	2019	2018
Service cost	$—	$—	$—
Interest cost	1.6	2.4	2.3
Amortization of unrecognized prior service credits	(4.7)	(4.0)	(4.0)
Recognized net actuarial (gains) losses	1.9	2.5	(2.3)
Net periodic postretirement benefit (income) expense	$(1.2)	$0.9	$(4.0)
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2020	2019	2018
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	2.97%	4.09%	3.34%
Discount rate used in determining year-end postretirement benefit obligation	2.00%	2.97%	4.09%
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

Under the DC Plan, we contributed 0.276, 0.287 and 0.279 shares of our common stock to employee accounts in 2020, 2019 and 2018, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $11.3 in 2020, $10.3 in 2019 and $9.4 in 2018 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $20.9 and $20.4 at December 31, 2020 and 2019, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2020, 2019 and 2018, we recorded compensation expense of $0.2, $0.2 and $0.3, respectively, relating to our matching contributions to the SRSP.

(12)    Income Taxes
Income from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2020	2019	2018
Income from continuing operations:
United States	$89.5	$89.4	$74.5
Foreign	27.0	(4.4)	10.0
	$116.5	$85.0	$84.5
(Provision for) benefit from income taxes:
Current:
United States	$(0.7)	$6.8	$1.5
Foreign	(3.8)	(5.5)	(3.2)
Total current	(4.5)	1.3	(1.7)
Deferred and other:
United States	(11.3)	(14.2)	(0.6)
Foreign	—	(1.0)	(0.3)
Total deferred and other	(11.3)	(15.2)	(0.9)
Total provision	$(15.8)	$(13.9)	$(2.6)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2020	2019	2018
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	3.2%	3.2%	2.9%
U.S. credits and exemptions	(3.7)%	(4.9)%	(3.8)%
Foreign earnings/losses taxed at different rates	(3.1)%	(7.6)%	(1.1)%
Nondeductible expenses	1.5%	2.6%	2.4%
Adjustments to uncertain tax positions	(3.0)%	(0.5)%	(8.4)%
Changes in valuation allowance	1.0%	5.4%	(8.0)%
Share-based compensation	(2.5)%	(2.2)%	(2.2)%
U.S. tax reform	—%	—%	(0.8)%
Other	(0.8)%	(0.6)%	1.1%
	13.6%	16.4%	3.1%

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
NOL and credit carryforwards	$142.0	$145.7
Pension, other postretirement and postemployment benefits	36.5	36.4
Payroll and compensation	17.1	19.0
Legal, environmental and self-insurance accruals	22.6	21.3
Working capital accruals	13.9	11.5
Other	7.9	7.1
Total deferred tax assets	240.0	241.0
Valuation allowance	(92.0)	(93.6)
Net deferred tax assets	148.0	147.4
Deferred tax liabilities:
Intangible assets recorded in acquisitions	74.9	75.1
Basis difference in affiliates	16.3	14.0
Accelerated depreciation	25.7	22.4
Deferred income	29.4	23.0
Other	4.2	1.6
Total deferred tax liabilities	150.5	136.1
	$(2.5)	$11.3
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
At December 31, 2020, we had $483.2 of state and $321.3 of foreign tax loss carryforwards available. We also had federal and state tax credit carryforwards of $27.6. Of these amounts, $23.8 expire in 2021 and $482.1 expire at various times between 2022 and 2040. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance decreased by $1.6 in 2020 and increased by $4.3 in 2019. The 2020 decrease was primarily driven by the impact of foreign exchange rates on our foreign losses.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2020, we have $158.0 of undistributed earnings of our foreign subsidiaries. The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.

Unrecognized Tax Benefits
As of December 31, 2020, we had gross and net unrecognized tax benefits of $13.6 and $11.0, respectively. Of these net unrecognized tax benefits, $7.0 would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2019 and 2018, we had gross unrecognized tax benefits of $17.2 (net unrecognized tax benefits of $13.9) and $20.3 (net unrecognized tax benefits of $13.8), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2020, gross accrued interest totaled $3.8 (net accrued interest of $3.0), while the related amounts as of December 31, 2019 and 2018 were $4.1 (net accrued interest of $3.2) and $3.8 (net accrued interest of $2.9), respectively. Our income tax (provision) benefit for the years ended December 31, 2020, 2019 and 2018 included gross interest income (expense) of $0.2, $(0.5), and $0.1, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2020, 2019 and 2018, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year ended December 31,
	2020	2019	2018
Unrecognized tax benefit — opening balance	$17.2	$20.3	$31.3
Gross increases — tax positions in prior period	0.3	1.1	0.6
Gross decreases — tax positions in prior period	(2.2)	(0.8)	(2.4)
Gross increases — tax positions in current period	0.2	0.2	0.7
Settlements	(0.3)	(2.1)	—
Lapse of statute of limitations	(1.7)	(1.5)	(9.8)
Change due to foreign currency exchange rates	0.1	—	(0.1)
Unrecognized tax benefit — ending balance	$13.6	$17.2	$20.3
Other Tax Matters
During 2020, our income tax provision was impacted most significantly by (i) $4.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions and (ii) $2.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year.

During 2019, our income tax provision was impacted most significantly by (i) $1.9 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) a $1.9 tax benefit associated with an adjustment to the taxation of foreign earnings, (iii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iv) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, partially offset by $3.8 of tax expense related to various valuation allowance adjustments, primarily due to foreign losses generated during the year for which no foreign tax benefit was recognized as future realization of any such tax benefit is considered unlikely.

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
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of December 31, 2020.
As provided within the CARES Act, we are deferring payments of our social security payroll taxes, for the period March 27, 2020 to December 31, 2020, with such deferral totaling $10.8 as of December 31, 2020. One-half of the deferred amount is required to be paid in 2021, with the remainder to be paid in 2022.

(13)    Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2020:

	December 31, 2019	Borrowings	Repayments	Other (5)	December 31, 2020
Revolving loans (1)	$140.0	$197.6	$(207.8)	$—	$129.8
Term loan (2)	248.2	—	—	0.4	248.6
Trade receivables financing arrangement (3)	—	134.4	(106.4)	—	28.0
Other indebtedness (4)	5.3	—	(2.2)	2.9	6.0
Total debt	393.5	$332.0	$(316.4)	$3.3	412.4
Less: short-term debt	142.6				101.2
Less: current maturities of long-term debt	1.0				7.2
Total long-term debt	$249.9				$304.0
_____________________________________________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.4 and $1.8 at December 31, 2020 and December 31, 2019, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2020, we had $11.5 of available borrowing capacity under this facility. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $1.7 and $2.6 and finance lease obligations of $2.6 and $2.7 at December 31, 2020 and 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2020 are $7.2, $13.3, $13.0, $279.0, and $0.1, respectively.
Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0, consisting of the following (each with a final maturity of December 17, 2024):

•A new term loan facility in the aggregate principal amount of $250.0;

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0;

•A global revolving credit facility, available for loans in USD, Euros, British Pound Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0;

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $55.0; and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $45.0.

The Credit Agreement also:

•Requires that we maintain a Consolidated Leverage Ratio (defined in the Credit Agreement) as of the last day of each fiscal quarter to not more than 3.75 to 1.00 (or up to 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions);

•Requires that we maintain a Consolidated Interest Coverage Ratio as of the last day of each fiscal quarter to not less than 3.00 to 1.00; and

•Establishes per annum fees charged and applies interest rate margins to Eurodollar and alternate base rate loans, in each case based on the Consolidated Leverage Ratio, as follows:

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 1.6% at December 31, 2020.
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
We are permitted under the Credit Agreement to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after September 1, 2015 equal to the sum of (i) $100.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 1, 2015 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts, less our previous usage of such additional amount for certain other investments and restricted junior payments.
At December 31, 2020, we had $302.9 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $129.8 and $17.3 reserved for outstanding letters of credit. In addition, at December 31, 2020, we had $11.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $89.0 reserved for outstanding letters of credit.
As of December 31, 2020, except as discussed in Notes 15 and 17 to our consolidated financial statements, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $29.2 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $17.3 of which reduce the available borrowing capacity on our domestic revolving credit facility; (ii) $89.0 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities; and (iii) $168.8 of surety bonds.
At December 31, 2020, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2020 and 2019, the participating businesses had $1.7 and $2.6, respectively, outstanding under this arrangement.
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

In addition, we maintain line of credit facilities in China and South Africa available to fund operations in these regions, when necessary. At December 31, 2020, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
(14)    Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
In March 2018, we entered into interest rate swap agreements (“Initial Swaps”) that had an initial notional amount of $260.0 and maturities through March 2021 and effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin. As of December 31, 2020, the aggregate notional amount of the Initial Swaps was $234.0.

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

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of December 31, 2020 and 2019, the unrealized loss, net of tax, recorded in AOCI was $5.9 and $1.9 as of December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the fair value of our interest rate swap agreements totaled $7.8, with $1.4 recorded as a current liability and the remainder in long-term liabilities, and $2.5 at December 31, 2019 (all of which is recorded in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional-currency denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, British Pound Sterling, and Euro.
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
We had FX forward contracts with an aggregate notional amount of $6.3 and $26.0 outstanding as of December 31, 2020 and 2019, respectively, with all of the $6.3 scheduled to mature in 2021.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The outstanding notional amounts of commodity contracts were 3.2 and 3.4 pounds of copper at December 31, 2020 and 2019, respectively. We designate and account for these contracts as cash flow hedges and, to the extent these commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of December 31, 2020 and 2019, the fair values of these contracts were current assets of $2.4 and $0.4, respectively. The unrealized gains, net of taxes, recorded in AOCI were $1.5 and $0.3 as of December 31, 2020 and 2019, respectively. We anticipate reclassifying the unrealized gain as of December 31, 2020 to income over the next 12 months.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap, foreign currency forward, and commodity contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
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
(15)    Contingent Liabilities and Other Matters
Spin-Off of SPX FLOW
In connection with the Spin-Off, we entered into definitive agreements with SPX FLOW that, among other matters, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with SPX FLOW after the Spin-Off, including the following:

•Separation and Distribution Agreement;
•Tax Matters Agreement;
•Employee Matters Agreement; and
•Trademark License Agreement.

Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement, SPX FLOW has agreed to indemnify us for certain liabilities, and we have agreed to indemnify SPX FLOW for certain liabilities, in each case for uncapped amounts. As of December 31, 2020, no material indemnification claims have been initiated.
The financial activity governed by these agreements between SPX FLOW and us was not material to our consolidated financial results for the years ended December 31, 2020, 2019 and 2018.
We also entered into a five-year agreement with SPX FLOW to lease office space for our corporate headquarters. Annual lease costs associated with the agreement were $2.1. This agreement expired in September 2020 and we entered into an agreement for office space in a new corporate headquarters with a third-party lessor.
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
Our recorded liabilities related to these matters totaled $575.7 and $592.4 at December 31, 2020 and 2019, respectively. Of these amounts, $499.8 and $517.6 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2020 and 2019, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2020 and 2019:

	December 31,
	2020	2019
Insurance recovery assets (1)	$496.4	$509.6
Liabilities for claims (2)	535.2	552.2
_____________________________________________________________
(1)Of these amounts $446.4 and $459.6 are included in “Other assets” at December 31, 2020 and 2019, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts $479.9 and $498.1 are included in “Other long-term liabilities” at December 31, 2020 and 2019, respectively, while the remainder is included in “Accrued expenses.”

The liabilities we record for asbestos-related claims are based on a number of assumptions. In estimating our liabilities for asbestos-related claims, we consider, among other things, the following:
•The number of pending claims by disease type and jurisdiction.
•Historical information by disease type and jurisdiction with regard to:
◦Average number of claims settled with payment (versus dismissed without payment); and
◦Average claim settlement amounts.
•The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for asbestos-related claims for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31
	2020	2019	2018
Pending claims, beginning of year	11,079	13,767	17,359
Claims filed	2,449	3,607	3,857
Claims resolved	(3,746)	(6,295)	(7,449)
Pending claims, end of year	9,782	11,079	13,767

The assets we record for asbestos-related claims represent amounts that we believe we are or will be entitled to recover under agreements we have with insurance companies. The amount of these assets are based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we have with the insurers. Our current assumptions for estimating these assets may not prove accurate, and we may be required to adjust these assets in the future. These variances relative to current expectations could have a material impact on our financial position and results of operations.

During the years ended December 31, 2020, 2019 and 2018, our payments for asbestos-related claims, net of respective insurance recoveries of $35.4, $47.1, and $45.3, were $19.3, $13.1 and $9.7, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
During the years ended December 31, 2020, 2019, and 2018, we recorded charges of $21.3, $10.1, and $4.8, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $19.2, $6.3 and $4.4 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2020, 2019, and 2018, respectively, and $2.1, $3.8, and $0.4, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”

Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD), or “MHI.”

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,100.0 (or $75.0). As we prepare these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 372.1 (or $25.3) are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes in 2021. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying consolidated financial statements with respect to current or potential future claims against MHI.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. The panel ruled that MHI is obligated to pay DBT South African Rand 116.4 (or $7.8 at the time of the ruling). This ruling is subject to MHI’s rights to seek further arbitration in the matter. No amount has been reflected in the consolidated financial statements for this matter.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $64.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $27.7) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $12.0). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.0 of bonds upon the completion of certain administrative milestones; and (iv) ordered MHI to pay South African Rand 18.4 (or $1.1) in incentive payments for work performed by DBT (which MHI has subsequently paid), and ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our consolidated statement of operations for the year ended December 31, 2020.

Bonds Issued in Favor of MHI - We are obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds, which we funded as required under the terms of the bonds and our senior credit agreement. In its demand, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects identified in its February 2019 interim claims notice (see above). DBT denies liability for such alleged product defects and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 239.6 (or $16.3) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 239.6 (or $16.3) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 239.6 (or $16.3) as a non-current asset within our consolidated balance sheet as of December 31, 2020.

The remaining amount of outstanding bonds that have been issued in favor of MHI include (i) $16.2 of performance and retention money guarantees, which could be exercised by MHI for alleged defects or other alleged breaches of DBT's obligations, and (ii) a $22.3 bond that can be exercised by MHI only in the event that (a) it receives a favorable judgment on a certain matter and (b) DBT fails to pay any money damages awarded in such judgment. In the event that MHI were to receive payment on a portion, or all, of the remaining bonds, we would be required to reimburse the respective issuing bank.

In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors.

Settlement with the Minority Shareholder of DBT – On October 16, 2019, SPX Technologies (PTY) LTD, DBT’s parent company, along with DBT and SPX Corporation, executed an agreement with the minority shareholder of DBT to settle a put option and other claims between the parties for a total payment of South African Rand 230.0 (or $15.6). The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded for the matter of South African Rand 257.0, or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, has been reflected as an adjustment to “Net income attributable to SPX common shareholders” in our calculations of basic and diluted earnings per share for the year ended December 31, 2019.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2020, we had liabilities for site investigation and/or remediation at 25 sites (29 sites at December 31, 2019) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2020, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 11 sites (14 sites at December 31, 2019) at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment is not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.
Self-Insured Risk Management Matters
We are self-insured for certain of our workers’ compensation, automobile, product and general liability, disability and health costs, and we believe that we maintain adequate accruals to cover our retained liability. Our accruals for risk management matters are determined by us, are based on claims filed and estimates of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts. This insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against loss exposures.
Executive Agreements
The Board of Directors has approved an employment agreement for our President and Chief Executive Officer. This agreement had an initial term through December 31, 2017 and, thereafter, rolling terms of one year, and specifies the executive’s current compensation, benefits and perquisites, severance entitlements, and other employment rights and responsibilities. The Compensation Committee of the Board of Directors has approved severance benefit agreements for our other seven executive officers. These agreements cover each executive’s entitlements in the event that the executive’s employment is terminated for other than cause, death or disability, or the executive resigns with good reason. The Compensation Committee of the Board of Directors has also approved change of control agreements for each of our executive officers, which cover each executive’s entitlements following a change of control.

(16)    Shareholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2020	2019	2018
Numerator:
Income from continuing operations	$100.7	$71.1	$81.9
Adjustment related to redeemable noncontrolling interest (Note 15)	—	5.6	—
Income from continuing operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$100.7	$76.7	$81.9
Loss from discontinued operations, net of tax	$(3.5)	$(5.8)	$(0.7)
Less: Net loss attributable to noncontrolling interest	—	—	—
Loss from discontinued operations attributable to SPX Corporation common shareholders for calculating basic and diluted income per share	$(3.5)	$(5.8)	$(0.7)
Denominator:
Weighted-average number of common shares used in basic income (loss) per share	44.628	43.942	43.054
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.138	1.015	1.606
Weighted-average number of common shares and dilutive securities used in diluted income (loss) per share	45.766	44.957	44.660
For the years ended December 31, 2020, 2019, and 2018, 0.300, 0.319, and 0.234, respectively, of unvested restricted stock shares/units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2020, 2019, and 2018, 0.793, 0.942, and 0.875, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
At December 31, 2020, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2017	51.186	(8.535)	42.651
Restricted stock units	—	0.457	0.457
Other	0.343	—	0.343
Balance at December 31, 2018	51.529	(8.078)	43.451
Restricted stock units	—	0.264	0.264
Other	0.488	—	0.488
Balance at December 31, 2019	52.017	(7.814)	44.203
Restricted stock units	—	0.141	0.141
Other	0.688	—	0.688
Balance at December 31, 2020	52.705	(7.673)	45.032
Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 4.407 shares of our common stock were available for grant at December 31, 2020 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU, RS and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.

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
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2019 Plan. Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2020. The 2020, 2019 and 2018 grants to non-employee directors generally vest over a one-year period, with the 2020 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2021.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $12.8, $10.8 and $11.6 for the years ended December 31, 2020, 2019 and 2018, respectively, with the related tax benefit being $2.2, $2.6 and $2.8 for the years ended December 31, 2020, 2019 and 2018, respectively.
In years prior to 2019, annual long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2020, 2019, and 2018 included $1.2, $2.8 and $3.9, respectively, associated with long-term cash awards.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on February 20, 2020, February 21, 2019 and February 22, 2018. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
February 20, 2020
SPX Corporation	29.47%	—%	1.35%	35.47%
Peer group within S&P 600 Capital Goods Index	34.93%	n/a	1.35%
February 21, 2019
SPX Corporation	32.70%	—%	2.53%	38.75%
Peer group within S&P 600 Capital Goods Index	34.75%	n/a	2.48%
February 22, 2018
SPX Corporation	42.25%	—%	2.38%	32.67%
Peer group within S&P 600 Capital Goods Index	34.99%	n/a	2.38%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.

The following table summarizes the PSU, RSU, and RS activity from December 31, 2017 through December 31, 2020:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2017	1.230	$17.41
Granted	0.211	33.69
Vested	(0.753)	15.39
Forfeited	(0.036)	22.35
December 31, 2018	0.652	24.65
Granted	0.430	35.49
Vested	(0.446)	18.75
Forfeited	(0.030)	35.10
December 31, 2019	0.606	36.17
Granted	0.277	46.61
Vested	(0.233)	31.49
Forfeited	(0.006)	41.37
December 31, 2020	0.644	$42.32
As of December 31, 2020, there was $10.7 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On February 20, 2020, February 21, 2019 and February 22, 2018, we granted stock options totaling 0.125, 0.186 and 0.184, respectively. The exercise price per share of these options is $50.09, $36.51 and $32.69, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on February 20, 2020, February 21, 2019 and February 22, 2018 was $17.40, $13.31 and $11.66, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	February 20, 2020	February 21, 2019	February 22, 2018
Annual expected stock price volatility	33.48%	32.70%	31.14%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	1.41%	2.53%	2.75%
Expected life of stock option (in years)	6.0	6.0	6.0

Annual expected stock price volatility for the February 20, 2020, February 21, 2019 and February 22, 2018 grants were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.

The following table shows stock option activity from December 31, 2017 through December 31, 2020.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	1.608	$14.67
Exercised	(0.064)	13.89
Forfeited	(0.010)	23.17
Granted	0.184	32.69
Options outstanding at December 31, 2018	1.718	16.58
Exercised	(0.202)	13.46
Forfeited	(0.013)	33.15
Granted	0.189	36.50
Options outstanding at December 31, 2019	1.692	19.05
Exercised	(0.412)	14.97
Forfeited	—	—
Granted	0.139	49.57
Options outstanding at December 31, 2020	1.419	$23.21

As of December 31, 2020, 1.100 of the above stock options were exercisable and there was $1.5 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.0 years.
Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2019	$228.0	$(1.6)	$17.9	$244.3
Other comprehensive income (loss) before reclassifications	10.6	(5.7)	—	4.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.9	(3.6)	(0.7)
Current-period other comprehensive income (loss)	10.6	(2.8)	(3.6)	4.2
Balance at December 31, 2020	$238.6	$(4.4)	$14.3	$248.5
__________________________________________________________________
(1) Net of tax benefit of $1.4 and $0.5 as of December 31, 2020 and 2019, respectively.
(2) Net of tax provision of $4.9 and $6.1 as of December 31, 2020 and 2019, respectively. The balances as of December 31, 2020 and 2019 include unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2019 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at December 31, 2018	$225.8	$(0.6)	$19.7	$244.9
Other comprehensive income (loss) before reclassifications	2.2	(2.1)	1.2	1.3
Amounts reclassified from accumulated other comprehensive income (loss):	—	1.1	(3.0)	(1.9)
Current-period other comprehensive income (loss)	2.2	(1.0)	(1.8)	(0.6)
Balance at December 31, 2019	$228.0	$(1.6)	$17.9	$244.3
__________________________________________________________________
(1) Net of tax benefit of $0.5 and $0.2 as of December 31, 2019 and 2018, respectively.
(2) Net of tax provision of $6.1 and $6.6 as of December 31, 2019 and 2018, respectively. The balances as of December 31, 2019 and 2018 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2020 and 2019:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2020	2019
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(0.9)	$0.8	Cost of products sold
Swaps	4.7	0.7	Interest expense
Pre-tax	3.8	1.5
Income taxes	(0.9)	(0.4)
	$2.9	$1.1
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(4.8)	$(4.1)	Other income (expense), net
Income taxes	1.2	1.1
	$(3.6)	$(3.0)
Common Stock in Treasury
During the years ended December 31, 2020, 2019 and 2018, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $8.4, $15.8 and $27.6, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2020, 2019 or 2018.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the sale of Balcke Dürr, existing parent company guarantees and bank and surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale (and Euro 0.0 and Euro 2.9, respectively, at December 31, 2020), will remain in place through each instrument’s expiration date, with such expiration dates occurring through 2022. These guarantees and bonds provide protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds relate to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the buyer have provided us an indemnity in the event that any of these bonds are called. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 1.0, respectively, at December 31, 2020). Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by the parent company of the buyer) recorded at the time of sale, along with the change in the liability and the asset during 2020, 2019, and 2018.

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$2.0	$0.3	$4.4	$1.2	$8.7	$2.8
Reduction/Amortization for the period (2)	(0.4)	(0.3)	(2.3)	(0.9)	(4.1)	(1.5)
Impact of changes in foreign currency rates	0.2	—	(0.1)	—	(0.2)	(0.1)
Balance at end of period (3)	$1.8	$—	$2.0	$0.3	$4.4	$1.2
___________________________
(1)In connection with the sale, we estimated the fair value of the existing parent company guarantees and bank and surety bonds considering the probability of default by Balcke Dürr and an estimate of the amount we would be obligated to pay in the event of a default. Additionally, we estimated the fair value of the cash collateral provided by Balcke Dürr and the guarantee provided by the parent company of the buyer based on the terms and conditions and relative risk associated with each of these securities (unobservable inputs - Level 3).
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
Contingent Consideration for ULC and Sensors & Software Acquisitions — In connection with acquisitions of ULC and Sensors & Software, the respective sellers are eligible for additional cash consideration of $45.0 and $3.9, respectively, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration is $24.3 and $0.7, respectively, with such amounts reflected as liabilities within our consolidated balance sheet as of December 31, 2020. We estimated the fair value of the contingent consideration for these acquisitions based on the probability of ULC and Sensors & Software achieving these milestones.
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
As of December 31, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security - As indicated in Note 3, during 2018, we adopted an amendment to guidance that requires, among other things, equity securities (excluding equity method investments) to be measured at fair value. We have an equity security that we account for in accordance with this amended guidance. Specifically, we estimate the fair value of this equity security utilizing a practical expedient under the amended guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements.

During the years ended December 31, 2020 and 2019, we recorded gains of $8.6 and $7.9, respectively, to “Other income (expense), net” related to increases in the estimated fair value of such equity security. In addition, we received distributions during 2020 and 2019 of $3.5 and $2.6, respectively, included within “cash flows from operating activities” in our consolidated statements of cash flows. As of December 31, 2020 and 2019, the equity security had an estimated fair value of $27.0 and $21.9, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2020 and December 31, 2019 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2020, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

Management excluded from its assessment of internal control over financial reporting as of December 31, 2020, the internal control over financial reporting of ULC and Sensors & Software, which were acquired on September 2, 2020, and November 11, 2020 respectively. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets of these acquired entities represented approximately 6% of our consolidated total assets as of December 31, 2020 and their aggregate revenues represented approximately 1% of our consolidated revenues for the year ended December 31, 2020. See a discussion of these acquisitions in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ULC Robotics and Sensors & Software Inc., which were acquired on September 2, 2020 and November 11, 2020, respectively, and whose financial statements constitute approximately 6% of consolidated total assets and approximately 1% of consolidated revenues as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at ULC Robotics and Sensors & Software Inc.
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
February 25, 2021

ITEM 9B. Other Information
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 52, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
James E. Harris, 58, Vice President, Chief Financial Officer and Treasurer since August 2020. Mr. Harris joined SPX from Elevate Textiles, Inc., a private equity portfolio company, where he served as Chief Financial Officer prior to being promoted to interim Chief Executive Officer. Before joining Elevate in 2019, Jamie spent over ten years with Coca-Cola Consolidated, the largest independent Coca-Cola franchisee in the United States, where he served as Senior Vice President – Chief Financial Officer, and subsequently Executive Vice President – Business Transformation and Business Services. His prior executive roles include senior financial positions with MedCath Corporation, Fresh Foods Inc., and The Shelton Companies.
J. Randall Data, 55, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
Brian G. Mason, 55, President, Transformer Solutions since January 2015 and was appointed an officer of the company in January 2017. Prior to joining SPX, Mr. Mason spent over 14 years with Emerson Electric. Most recently, he was President, Emerson Connectivity Solutions, from March 2004 to July 2014, and President, Cinch Connectivity Solutions, from July 2014 to December 2014, having led the divestiture of Emerson Connectivity Solutions and its integration with Cinch Connectors/Bel Fuse. While at Emerson Electric, Mr. Mason held leadership positions in various technology-oriented businesses. He has also held leadership roles at General Cable, Winegard, and General Electric.
John W. Nurkin, 51, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 50, President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 49, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

Ankush Kumar, 47, President, SPX Global Cooling since October of 2020. Mr. Kumar joined SPX from Gardner Denver Holdings, Inc., a global industrial manufacturer, where he led the fluid transfer equipment and liquid-ring compressor systems businesses. He also previously spent 13 years at McKinsey & Company, where his focus was growth through strategy deployment, business development and commercial performance transformation.
c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)Code of Ethics.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 49 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 49 of this Form 10-K.
3.Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2021.

SPX CORPORATION (Registrant)
By	/s/ JAMES E. HARRIS
James E. Harris Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 2021.

/s/ EUGENE J. LOWE, III	/s/ JAMES E. HARRIS
Eugene J. Lowe, III President and Chief Executive Officer	James E. Harris Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ ROBERT B. TOTH	/s/ TANA L. UTLEY
Robert B. Toth Director	Tana L. Utley Director
/s/ MEENAL A. SETHNA	/s/ MICHAEL A. REILLY
Meenal A. Sethna Director	Michael A. Reilly Chief Accounting Officer, Vice President, Finance, and Corporate Controller

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

3.1	—	Restated Certificate of Incorporation, as amended, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File no. 1-6948).
3.2	—	Certificate of Amendment of Certificate of Incorporation, incorporated herein by reference from our Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 (File no. 1-6948).
3.3	—	By-Laws as amended and restated effective February 20, 2013, incorporated herein by reference from our Current Report on Form 8-K filed on February 20, 2013 (File no. 1-6948).
4.1	—	Description of Capital Stock, incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019 (File no. 1-6948).
10.1	—
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

*10.43	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.44	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.45	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.46	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).

21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP. Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.1	—	SPX Corporation financial information from its Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iv) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.