Form 10-Q
period 2021-04-03
SPX CORP
filed 2021-05-07
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021

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
Common shares outstanding April 30, 2021, 45,253,465

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 3, 2021	March 28, 2020
Revenues	$398.5	$367.4
Costs and expenses:
Cost of products sold	273.3	253.7
Selling, general and administrative	88.8	78.9
Intangible amortization	4.0	2.6
Special charges, net	0.7	0.3
Other operating income	—	(0.4)
Operating income	31.7	32.3

Other income, net	7.0	0.7
Interest expense	(4.2)	(4.7)
Interest income	0.1	—
Income from continuing operations before income taxes	34.6	28.3
Income tax provision	(7.0)	(6.0)
Income from continuing operations	27.6	22.3

Income from discontinued operations, net of tax	—	0.4
Loss on disposition of discontinued operations, net of tax	(0.8)	—
Income (loss) from discontinued operations, net of tax	(0.8)	0.4

Net income	$26.8	$22.7

Basic income per share of common stock:
Income from continuing operations	$0.61	$0.50
Income (loss) from discontinued operations	(0.02)	0.01
Net income per share	$0.59	$0.51

Weighted-average number of common shares outstanding — basic	45.132	44.309

Diluted income per share of common stock:
Income from continuing operations	$0.60	$0.49
Income (loss) from discontinued operations	(0.02)	0.01
Net income per share	$0.58	$0.50

Weighted-average number of common shares outstanding — diluted	46.319	45.527

Comprehensive income	$29.5	$9.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$106.9	$68.3
Accounts receivable, net	237.6	271.9
Contract assets	75.8	81.1
Inventories, net	169.7	162.0
Other current assets (includes income taxes receivable of $29.3 and $27.3 at April 3, 2021 and December 31, 2020, respectively)	105.5	99.3
Total current assets	695.5	682.6
Property, plant and equipment:
Land	19.4	19.4
Buildings and leasehold improvements	129.0	128.0
Machinery and equipment	358.9	356.7
	507.3	504.1
Accumulated depreciation	(320.7)	(314.4)
Property, plant and equipment, net	186.6	189.7
Goodwill	500.2	499.9
Intangibles, net	300.3	305.0
Other assets	613.0	616.6
Deferred income taxes	1.4	3.9
TOTAL ASSETS	$2,297.0	$2,297.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135.0	$138.7
Contract liabilities	106.7	103.5
Accrued expenses	234.6	233.9
Income taxes payable	1.6	0.4
Short-term debt	100.0	101.2
Current maturities of long-term debt	8.9	7.2
Total current liabilities	586.8	584.9
Long-term debt	282.6	304.0
Deferred and other income taxes	29.0	23.8
Other long-term liabilities	737.8	755.8
Total long-term liabilities	1,049.4	1,083.6
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,806,597 and 45,237,949 issued and outstanding at April 3, 2021, respectively, and 52,704,973 and 45,032,325 issued and outstanding at December 31, 2020, respectively)	0.5	0.5
Paid-in capital	1,315.8	1,319.9
Retained deficit	(461.3)	(488.1)
Accumulated other comprehensive income	251.2	248.5
Common stock in treasury (7,568,648 and 7,672,648 shares at April 3, 2021 and December 31, 2020, respectively)	(445.4)	(451.6)
Total equity	660.8	629.2
TOTAL LIABILITIES AND EQUITY	$2,297.0	$2,297.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended April 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(488.1)	$248.5	$(451.6)	$629.2
Net income	—	—	26.8	—	—	26.8
Other comprehensive income, net	—	—	—	2.7	—	2.7
Incentive plan activity	—	3.8	—	—	—	3.8
Long-term incentive compensation expense	—	3.0	—	—	—	3.0
Restricted stock unit vesting	—	(10.9)	—	—	6.2	(4.7)
Balance at April 3, 2021	$0.5	$1,315.8	$(461.3)	$251.2	$(445.4)	$660.8

	Three months ended March 28, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	22.7	—	—	22.7
Other comprehensive loss, net	—	—	—	(12.9)	—	(12.9)
Incentive plan activity	—	4.7	—	—	—	4.7
Long-term incentive compensation expense	—	3.0	—	—	—	3.0
Restricted stock unit vesting	—	(11.6)	—	—	7.3	(4.3)
Balance at March 28, 2020	$0.5	$1,298.5	$(562.6)	$231.4	$(452.7)	$515.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 3, 2021	March 28, 2020
Cash flows from (used in) operating activities:
Net income	$26.8	$22.7
Less: Income (loss) from discontinued operations, net of tax	(0.8)	0.4
Income from continuing operations	27.6	22.3
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.7	0.3
Gain on change in fair value of equity security	(5.2)	—
Deferred and other income taxes	8.3	3.9
Depreciation and amortization	11.1	9.2
Pension and other employee benefits	1.7	2.2
Long-term incentive compensation	3.0	3.5
Other, net	—	0.7
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	41.2	24.4
Inventories	(7.5)	(22.8)
Accounts payable, accrued expenses and other	(16.7)	(40.7)
Cash spending on restructuring actions	(0.5)	(0.5)
Net cash from continuing operations	63.7	2.5
Net cash used in discontinued operations	(3.5)	(2.9)
Net cash from (used in) operating activities	60.2	(0.4)
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	3.5	1.1
Capital expenditures	(2.6)	(3.6)
Net cash from (used in) continuing operations	0.9	(2.5)
Net cash from discontinued operations	—	—
Net cash from (used in) investing activities	0.9	(2.5)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	54.0	178.7
Repayments under senior credit facilities	(81.6)	(88.7)
Borrowings under trade receivables financing arrangement	54.0	55.0
Repayments under trade receivables financing arrangement	(48.0)	(27.0)
Net borrowings (repayments) under other financing arrangements	0.2	(0.7)
Payment of contingent consideration	—	(1.5)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(4.2)	(2.8)
Net cash from (used in) continuing operations	(25.6)	113.0
Net cash from discontinued operations	—	—
Net cash from (used in) financing activities	(25.6)	113.0
Change in cash and equivalents due to changes in foreign currency exchange rates	3.1	(1.7)
Net change in cash and equivalents	38.6	108.4
Consolidated cash and equivalents, beginning of period	68.3	54.7
Consolidated cash and equivalents, end of period	$106.9	$163.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
Unless otherwise indicated, “we,” “us” and “our” mean SPX Corporation and its consolidated subsidiaries (“SPX”).
We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The financial statements represent our accounts after the elimination of intercompany transactions and, in our opinion, include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 3 for information on discontinued operations).
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of our VIEs are considered immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Wind-Down of the SPX Heat Transfer Business
As a continuation of our strategic shift away from power-generation markets, during the fourth quarter of 2020, we completed the wind-down of the SPX Heat Transfer (“Heat Transfer“) business, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.
Acquisition of ULC

On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $45.0, with payments scheduled to be made in 2021 and 2022 upon successful achievement of certain operational and financial performance milestones. The estimated fair value of such contingent consideration is $24.3, which is reflected as a liability in our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020. The post-acquisition operating results of ULC are reflected in our Detection and Measurement reportable segment.

Acquisition of Sensors & Software
On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software”), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.2, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $4.0, with payment scheduled to be made in 2021 upon successful achievement of a financial performance milestone during the twelve months following the date of acquisition. The estimated fair value of such contingent consideration is $0.7, which is reflected as a liability in the accompanying condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.
The assets acquired and liabilities assumed in the ULC and Sensors & Software transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Impact of the Coronavirus Disease (the “COVID-19 pandemic”)
We experienced adverse impacts of the COVID-19 pandemic during the first half of 2020 with a diminishing impact in the second half of 2020 and into the first quarter of 2021. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of April 3, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of full year results. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only. See Note 3 for information on discontinued operations.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the three months ended April 3, 2021, when compared to the consolidated operating results for the 2020 respective period.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation, with the amounts related to the inclusion of Heat Transfer within discontinued operations.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13. ASU 2016-13 changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, based on historical experience, current conditions and reasonable and supportable forecasts. The requirements of ASU 2016-13 are to be applied on a modified retrospective basis, which entails recognizing the initial effect of adoption in retained earnings. We adopted ASU 2016-13 on January 1, 2020, which resulted in an increase of our retained deficit of $0.5.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance on January 1, 2021, with no material impact on our condensed consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023, with some tenors ceasing on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued two amendments to existing guidance, ASU No. 2020-04 and No. 2021-01, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. We are currently evaluating the impacts of reference rate reform and the new guidance on our condensed consolidated financial statements.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on September 2, 2020 and November 11, 2020, we completed the acquisitions of ULC and Sensors & Software, respectively. The pro forma effects of these acquisitions are not material to the condensed consolidated results of operations for the three months ended March 28, 2020.

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are now reporting Heat Transfer as a discontinued operation for all prior periods presented.

Major line items constituting pre-tax income and after-tax income of Heat Transfer for the period ended March 28, 2020 is shown below:

Three months ended
March 28, 2020
Revenues	$1.9
Cost of product sold	1.5
Income before income tax	0.4
Income tax provision	—
Income from discontinued operations, net of tax	$0.4

During the three months ended April 3, 2021, we recorded $0.8 within “Loss on disposition of discontinued operations, net of tax” resulting primarily from revisions to liabilities retained in connection with businesses classified as discontinued operations.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our other operating segment, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended April 3, 2021
Reportable Segments and Other	HVAC	Detection and Measurement	Engineered Solutions	Other	Total

Major product lines
Cooling	$72.6	$—	$—	$—	$72.6
Boilers, comfort heating, and ventilation	73.9	—	—	—	73.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.4	—	—	67.4
Signal monitoring, obstruction lighting, and bus fare collection systems	—	44.2	—	—	44.2
Power transformers	—	—	110.6	—	110.6
Process cooling equipment and services	—	—	29.1	0.2	29.3
South African projects	—	—	—	0.5	0.5
	$146.5	$111.6	$139.7	$0.7	$398.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$146.5	$96.5	$10.9	$—	$253.9
Revenues recognized over time	—	15.1	128.8	0.7	144.6
	$146.5	$111.6	$139.7	$0.7	$398.5

	Three months ended March 28, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Engineered Solutions	Other	Total

Major product lines
Cooling	$57.9	$—	$—	$—	$57.9
Boilers, comfort heating, and ventilation	60.6	—	—	—	60.6
Underground locators and inspection and rehabilitation equipment	—	48.7	—	—	48.7
Signal monitoring, obstruction lighting, and bus fare collection systems	—	43.2	—	—	43.2
Power transformers	—	—	110.6	—	110.6
Process cooling equipment and services	—	—	44.3	—	44.3
South African projects	—	—	—	2.1	2.1
	$118.5	$91.9	$154.9	$2.1	$367.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$118.5	$83.5	$11.6	$—	$213.6
Revenues recognized over time	—	8.4	143.3	2.1	153.8
	$118.5	$91.9	$154.9	$2.1	$367.4

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of April 3, 2021 and December 31, 2020:

Contract Balances	April 3, 2021	December 31, 2020	Change
Contract Accounts Receivable(1)	$226.6	$260.7	$(34.1)
Contract Assets	75.8	81.1	(5.3)
Contract Liabilities - current	(106.7)	(103.5)	(3.2)
Contract Liabilities - non-current(2)	(3.2)	(3.4)	0.2
Net contract balance	$192.5	$234.9	$(42.4)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $42.4 decrease in our net contract balance from December 31, 2020 to April 3, 2021 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three months ended April 3, 2021, we recognized revenues of $46.3 related to our contract liabilities at December 31, 2020.
Performance Obligations

As of April 3, 2021, the aggregate amount allocated to remaining performance obligations was $100.7. We expect to recognize revenue on approximately 54% and 72% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three months ended April 3, 2021.

(6)    INFORMATION ON REPORTABLE SEGMENTS AND “OTHER” OPERATING SEGMENT
We are a global supplier of highly specialized, engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
Our DBT Technologies (PTY) LTD (“DBT”) operating segment is reported within an “Other” category outside of our reportable segments. We have aggregated our other operating segments into the following three reportable segments: HVAC, Detection and Measurement and Engineered Solutions. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating expenses, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia.
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

Financial data for our reportable segments and our other operating segment for the three months ended April 3, 2021 and March 28, 2020 are presented below:

	Three months ended
	April 3, 2021	March 28, 2020
Revenues:
HVAC reportable segment	$146.5	$118.5
Detection and Measurement reportable segment	111.6	91.9
Engineered Solutions reportable segment	139.7	154.9
Other	0.7	2.1
Consolidated revenues	$398.5	$367.4

Income (loss):
HVAC reportable segment	$24.2	$15.0
Detection and Measurement reportable segment	20.0	18.2
Engineered Solutions reportable segment	10.0	17.9
Other	(4.6)	(4.3)
Total income for segments	49.6	46.8

Corporate expense	(14.2)	(11.1)
Long-term incentive compensation expense	(3.0)	(3.5)
Special charges, net	(0.7)	(0.3)
Other operating income(1)	—	0.4
Consolidated operating income	$31.7	$32.3
___________________________________________________________________
(1) For the three months ended March 28, 2020, includes a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended April 3, 2021 and March 28, 2020 are described in more detail below:

	Three months ended
	April 3, 2021	March 28, 2020
HVAC reportable segment	$—	$0.1
Detection and Measurement reportable segment	0.2	—
Engineered Solutions reportable segment	—	—
Other	0.5	0.2
Corporate	—	—
Total	$0.7	$0.3

HVAC — Charges for the three months ended March 28, 2020 related primarily to severance costs associated with a restructuring action at the segment's Cooling Americas business.
Detection and Measurement — Charges for the three months ended April 3, 2021 related primarily to severance costs associated with a restructuring action at the segment's pipeline inspection and rehabilitation business.
Other — Charges for the three months ended April 3, 2021 and March 28, 2020 related primarily to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary.
No significant future charges are expected to be incurred under actions approved as of April 3, 2021.

The following is an analysis of our restructuring liabilities for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$1.5	$1.7
Special charges	0.7	0.3
Utilization — cash	(0.5)	(0.5)
Currency translation adjustment and other	(0.1)	(0.2)
Balance at end of period	$1.6	$1.3

(8)    INVENTORIES, NET
Inventories at April 3, 2021 and December 31, 2020 comprised the following:

	April 3, 2021	December 31, 2020
Finished goods	$57.1	$52.9
Work in process	22.2	22.3
Raw materials and purchased parts	105.1	101.5
Total FIFO cost	184.4	176.7
Excess of FIFO cost over LIFO inventory value	(14.7)	(14.7)
Total inventories, net	$169.7	$162.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 36% and 38% of total inventory at April 3, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended April 3, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	April 3, 2021
HVAC reportable segment
Gross goodwill	$281.4	$—	$—	$(1.4)	$280.0
Accumulated impairments	(144.8)	—	—	(0.1)	(144.9)
Goodwill	136.6	—	—	(1.5)	135.1

Detection and Measurement reportable segment
Gross goodwill	351.5	2.8	—	(0.4)	353.9
Accumulated impairments	(134.5)	—	—	(0.6)	(135.1)
Goodwill	217.0	2.8	—	(1.0)	218.8

Engineered Solutions reportable segment
Gross goodwill	342.1	—	—	(3.6)	338.5
Accumulated impairments	(195.8)	—	—	3.6	(192.2)
Goodwill	146.3	—	—	—	146.3

Other
Gross goodwill	—	—	—	—	—
Accumulated impairments	—	—	—	—	—
Goodwill	—	—	—	—	—

Total
Gross goodwill	975.0	2.8	—	(5.4)	972.4
Accumulated impairments	(475.1)	—	—	2.9	(472.2)
Goodwill	$499.9	$2.8	$—	$(2.5)	$500.2
___________________________
(1)Reflects a net increase in ULC's goodwill during 2021 of $0.8 resulting from revisions to the valuation of certain assets and liabilities and an increase in Sensors & Software's goodwill of $2.0 resulting from revisions to the valuation of certain income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the ULC and Sensors & Software acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.
Other Intangibles, Net
Identifiable intangible assets at April 3, 2021 and December 31, 2020 comprised the following:

	April 3, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$103.2	$(18.4)	$84.8	$103.4	$(16.2)	$87.2
Technology	54.2	(7.9)	46.3	54.4	(6.8)	47.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	18.9	(13.1)	5.8	18.8	(12.5)	6.3
	180.8	(43.9)	136.9	181.1	(40.0)	141.1
Trademarks with indefinite lives	163.4	—	163.4	163.9	—	163.9
Total	$344.2	$(43.9)	$300.3	$345.0	$(40.0)	$305.0

At April 3, 2021, the net carrying value of intangible assets with determinable lives consisted of $23.8 in the HVAC reportable segment and $113.1 in the Detection and Measurement reportable segment. At April 3, 2021, trademarks with indefinite lives consisted of $96.4 in the HVAC reportable segment, $57.9 in the Detection and Measurement reportable segment, and $9.1 in the Engineered Solutions reportable segment.
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
Based on our annual goodwill impairment testing during the fourth quarter of 2020, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, Inc. (“Cues”) and Patterson-Kelley, LLC (“Patterson-Kelley”), exceeded the carrying value of their respective net assets by over 75%. The estimated fair values of Cues and Patterson-Kelley exceeded the carrying value of their respective net assets by approximately 12% and 3%, while given the recent acquisition of ULC, its fair value approximated the carrying value of its net assets. The total goodwill for Cues, Patterson-Kelley and ULC was $47.9, $14.2 and $38.4, respectively, as of April 3, 2021. A change in assumptions used in valuing Cues, Patterson-Kelley, or ULC (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in these reporting units estimated fair value being less than the respective carrying value of their net assets. If any of these reporting units is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill.

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
As indicated in Note 1, the COVID-19 pandemic could have an adverse impact on our future operating results. As of April 3, 2021, there are no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our future operating results may require an impairment charge related to one or more of these assets in a future period.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$38.4	$34.8
Acquisitions	—	—
Provisions	3.9	2.9
Usage	(3.9)	(3.5)
Currency translation adjustment	—	(0.1)
Balance at end of period	38.4	34.1
Less: Current portion of warranty	13.0	11.9
Non-current portion of warranty	$25.4	$22.2

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	April 3, 2021	March 28, 2020
Service cost	$—	$—
Interest cost	2.1	2.7
Expected return on plan assets	(2.2)	(2.4)
Net periodic pension benefit (income) expense	$(0.1)	$0.3

Foreign Pension Plans

	Three months ended
	April 3, 2021	March 28, 2020
Service cost	$—	$—
Interest cost	0.8	1.0
Expected return on plan assets	(1.4)	(1.5)
Net periodic pension benefit income	$(0.6)	$(0.5)

Postretirement Plans

	Three months ended
	April 3, 2021	March 28, 2020
Service cost	$—	$—
Interest cost	0.3	0.4
Amortization of unrecognized prior service credits	(1.2)	(1.2)
Net periodic postretirement benefit income	$(0.9)	$(0.8)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended April 3, 2021:

	December 31, 2020	Borrowings	Repayments	Other(5)	April 3, 2021
Revolving loans (1)	$129.8	$54.0	$(80.1)	$—	$103.7
Term loan(2)	248.6	—	(1.5)	0.1	247.2
Trade receivables financing arrangement(3)	28.0	54.0	(48.0)	—	34.0
Other indebtedness(4)	6.0	0.4	(0.2)	0.4	6.6
Total debt	412.4	$108.4	$(129.8)	$0.5	391.5
Less: short-term debt	101.2				100.0
Less: current maturities of long-term debt	7.2				8.9
Total long-term debt	$304.0				$282.6
___________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.3 and $1.4 at April 3, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 3, 2021, we had $16.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.1 and $1.7 and finance lease obligations of $2.8 and $2.6 at April 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2020 Annual Report on Form 10-K.
At April 3, 2021, we had $334.1 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $103.7 and $12.2 reserved for domestic letters of credit. In addition, at April 3, 2021, we had $34.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $65.6 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.5% at April 3, 2021.
At April 3, 2021, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $248.4, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of April 3, 2021 and December 31, 2020, the unrealized loss, net of tax, recorded in AOCI was $2.5 and $5.9, respectively. In addition, as of April 3, 2021, the fair value of our interest rate swap agreements totaled $3.4, with $2.2 recorded as a current liability and the remainder in long-term liabilities, and $7.8 at December 31, 2020 (with $1.4 recorded as a current liability and the remainder in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $12.4 and $6.3 outstanding as of April 3, 2021 and December 31, 2020, respectively, with all of the $12.4 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At April 3, 2021 and December 31, 2020, the outstanding notional amount of commodity contracts were 3.1 and 3.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent the commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify AOCI associated with our commodity contracts to cost of products sold when the forecasted transaction impacts earnings. As of April 3, 2021 and December 31, 2020, the fair value of these contracts were current assets of $1.5 and $2.4, respectively. The unrealized gains, net of taxes, recorded in AOCI were $1.1 and $1.5 as of April 3, 2021 and

December 31, 2020, respectively. We anticipate reclassifying the unrealized gains as of April 3, 2021 to earnings over the next 12 months.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 3, 2021	March 28, 2020
Weighted-average number of common shares used in basic income per share	45.132	44.309
Dilutive securities — Employee stock options and restricted stock units	1.187	1.218
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.319	45.527

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.234 and 0.627, respectively, for the three months ended April 3, 2021, and 0.280 and 0.756, respectively, for the three months ended March 28, 2020.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2021 is included in our 2020 Annual Report on Form 10-K.
Awards granted on March 1, 2021 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2021 meeting scheduled for May 11, 2021.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.0 and $3.5 for the three months ended April 3, 2021 and March 28, 2020, respectively. The related tax benefit was $0.5 and $0.9 for the three months ended April 3, 2021 and March 28, 2020.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2020 through April 3, 2021:

	Unvested PSU's and RSU's	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	0.644	$42.32
Granted	0.225	56.80
Vested	(0.189)	37.31
Forfeited	(0.006)	43.59
Outstanding at April 3, 2021	0.674	$48.55

As of April 3, 2021, there was $19.7 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.4 years.

Stock Options

On March 1, 2021, we granted 0.105 stock options, all of which were outstanding (but not exercisable) as of April 3, 2021. The exercise price per share of these options is $58.34 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on March 1, 2021 was $23.49. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	41.15%
Annual expected dividend yield	—%
Risk-free interest rate	0.91%
Expected life of stock option (in years)	6.0

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

As of April 3, 2021, there was $3.4 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.6 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 3, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$238.6	$(4.4)	$14.3	$248.5
Other comprehensive income before reclassifications	0.6	3.3	—	3.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	(0.9)	(1.2)
Current-period other comprehensive income (loss)	0.6	3.0	(0.9)	2.7
Balance at end of period	$239.2	$(1.4)	$13.4	$251.2
__________________________
(1)Net of tax benefit of $0.4 and $1.4 as of April 3, 2021 and December 31, 2020, respectively.
(2)Net of tax provision of $4.6 and $4.9 as of April 3, 2021 and December 31, 2020, respectively. The balances as of April 3, 2021 and December 31, 2020 include unamortized prior service credits.

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
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended April 3, 2021 and March 28, 2020:

	Amount Reclassified from AOCI
	Three months ended
	April 3, 2021	March 28, 2020	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(1.8)	$—	Cost of products sold
Swaps	1.4	0.5	Interest expense
Pre-tax	(0.4)	0.5
Income taxes	0.1	(0.1)
	$(0.3)	$0.4

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.2)	Other income, net
Income taxes	0.3	0.3
	$(0.9)	$(0.9)

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
Our recorded liabilities related to these matters totaled $563.3 and $575.7 at April 3, 2021 and December 31, 2020, respectively. Of these amounts, $487.6 and $499.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 3, 2021 and December 31, 2020, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at April 3, 2021 and December 31, 2020:

	April 3, 2021	December 31, 2020
Insurance recovery assets (1)	$488.4	$496.4
Liabilities for claims (2)	523.7	535.2
__________________________
(1)Of these amounts, $438.4 and $446.4 are included in "Other assets" at April 3, 2021 and December 31, 2020, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $471.5 and $479.9 are included in “Other long-term liabilities" at April 3, 2021 and December 31, 2020, respectively, while the remainder is included in “Accrued expenses.”
The liabilities we record for asbestos-related claims are based on a number of assumptions. In estimating our liabilities for asbestos-related claims, we consider, among other things, the following:
• The number of pending claims by disease type and jurisdiction.
• Historical information by disease type and jurisdiction with regard to:
◦ Average number of claims settled with payment (versus dismissed without payment); and
◦ Average claim settlement amounts.
• The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for the asbestos-related claims for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended April 3,	Three months ended March 28,
	2021	2020
Pending claims, beginning of period	9,782	11,079
Claims filed	514	654
Claims resolved	(167)	(1,207)
Pending claims, end of period	10,129	10,526

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
During the periods ended April 3, 2021 and March 28, 2020, our payments for asbestos-related claims, net of respective insurance recoveries of $8.0 and $7.8, were $3.8 and $4.2, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the three months ended April 3, 2021 and March 28, 2020, there were no changes in estimates associated with our assets and liabilities related to our asbestos product liability matters.

Large Power Projects in South Africa
Overview - Since 2008, DBT has been executing contracts on two large power projects in South Africa (Kusile and Medupi). Over such time, the business environment surrounding these projects has been difficult, as DBT, along with many other contractors on the projects, have experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT has substantially completed its scope of work, with its remaining responsibilities related largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF, or “MHI.”

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,100.0 (or $74.6). As we prepare these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 533.9 (or $36.2) are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes in 2021. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of the payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations for the three months ended April 3, 2021.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. The panel ruled that MHI is obligated to pay DBT South African Rand 75.8, plus interest from June 2020 (or $5.1, plus interest). This ruling is subject to MHI’s rights to seek further arbitration in the matter. No amount has been reflected in our condensed consolidated financial statements for this matter.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. We believe the notification is unsubstantiated and the vast majority of the claimed damages are prohibited under the relevant contracts. Therefore, we believe any loss for the majority of these claimed damages is remote. For the remainder of the claims, which largely appear to be direct in nature (approximately South African Rand 948.0 or $64.3), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $27.6) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that

DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $11.9). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.6 of bonds upon the completion of certain administrative milestones; and (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid), and ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated statements of operations.

Bonds Issued in Favor of MHI - We are obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds, which we funded as required under the terms of the bonds and our senior credit agreement. In its demand, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects identified in its February 2019 interim claims notice (see above). DBT denies liability for such alleged product defects and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 239.6 (or $16.2) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 239.6 (or $16.2) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 239.6 (or $16.2) as a non-current asset within our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020.

After the cancellation of a bond issued in favor of MHI totaling $22.2 in April 2021, the remaining amount of outstanding bonds that have been issued to MHI include $16.1 of performance and retention money guarantees, which could be exercised by MHI for alleged defects or other alleged breaches of DBT's obligations. In the event that MHI were to receive payment on a portion, or all, of the remaining bonds, we would be required to reimburse the respective issuing bank.

In addition to these bonds, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statement of operations for the three months ended April 3, 2021.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of April 3, 2021, we had liabilities for site investigation and/or remediation at 25 sites (25 sites at December 31, 2020) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of April 3, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 11 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of April 3, 2021, we had gross unrecognized tax benefits of $13.6 (net unrecognized tax benefits of $11.0). Of these net unrecognized tax benefits, $7.0 would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 3, 2021, gross accrued interest totaled $3.7 (net accrued interest of $2.9). As of April 3, 2021, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended April 3, 2021, we recorded an income tax provision of $7.0 on $34.6 of pre-tax income from continuing operations, resulting in an effective rate of 20.2%. This compares to an income tax provision for the three months ended March 28, 2020 of $6.0 on $28.3 of pre-tax income from continuing operations, resulting in an effective rate of 21.2%. The most significant item impacting the income tax provisions for the first quarters of 2021 and 2020 was $0.9 and $1.2, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 1.0, respectively, at April 3, 2021). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees expired and bonds have been periodically returned. During the three months ended April 3, 2021, all remaining bonds were returned. Summarized below are changes in the liability and asset during the three months ended April 3, 2021 and March 28, 2020.

	Three months ended
	April 3, 2021		March 28, 2020
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—	$2.0	$0.3
Reduction/Amortization for the period (2)	(1.7)	—	(0.3)	(0.1)
Impact of changes in foreign currency rates	(0.1)	—	—	—
Balance at end of period	$—	$—	$1.7	$0.2
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
(2)We reduced the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We amortized the asset based on the expiration terms of each of the securities. We recorded the reduction of the liability and the amortization of the asset to “Other income, net.”

Contingent Consideration for ULC and Sensors & Software Acquisitions - In connection with the acquisition of ULC and Sensors & Software, the respective sellers are eligible for additional cash consideration of up to $45.0 and $4.0, respectively, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration is $24.3 and $0.7, respectively, with such amounts reflected as liabilities within our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020. We estimated the fair value of the contingent consideration for these acquisitions based on the probability of ULC and Sensors & Software achieving these milestones.
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
As of April 3, 2021, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three months ended April 3, 2021, we recorded a gain of $5.2 to “Other income, net” to reflect an increase in the estimated fair value of the equity security. During the three months ended March 28, 2020, there was no change in the estimated fair value of the equity security. As of April 3, 2021 and December 31, 2020, the equity security had an estimated fair value of $32.2 and $27.0, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of April 3, 2021 and December 31, 2020 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENT

On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash proceeds of approximately $82.0. The post-acquisition results of Sealite will be reflected within our Detection and Measurement Reportable segment.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first quarter of 2020 and into the second quarter of 2020, with a diminishing impact during the second half of 2020. Any impacts of the pandemic on the first quarter of 2021 operating results were relatively minimal. However, we could experience an increase in adverse impacts during the remainder of 2021 if incidents of COVID-19 increase from current levels. Although certain of our businesses have been, and could be, impacted more than others in our portfolio, we believe that our diverse set of businesses, along with our strong balance sheet and available liquidity, position us well to manage the potential adverse impacts of the COVID-19 pandemic. For example, the products we manufacture and services we provide fall under the definition of “critical” or “essential” under various federal guidelines and state/local governmental orders that otherwise restrict business activities. These include products and services that enable the operation and maintenance of communication networks, the electrical grid, water and wastewater systems, and other key elements of infrastructure. Our manufacturing facilities have not experienced material interruptions in operations. If incidents of the COVID-19 pandemic increase, we may temporarily close facilities, if necessary, to address employee safety matters. In terms of liquidity, we generated $63.7 of cash flows from operating activities associated with continuing operations during the three months ended April 3, 2021 and have experienced no consequential delays in collecting outstanding amounts due from our customers. In addition, as of April 3, 2021, we had over $450.0 of availability from cash on-hand and aggregate borrowing capacity under our senior credit facilities and trade receivable financing arrangement. Lastly, scheduled repayments over the next twelve months for our long-term debt arrangements totaled $8.9 as of April 3, 2021. We also have taken actions to manage near-term costs and cash flows and implemented actions to address potential material sourcing challenges. We will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 1 and 9 to our condensed consolidated financial statements for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended April 3, 2021 totaled $398.5, compared to $367.4 during the comparable period in 2020. The increase in revenues during the three months ended April 3, 2021, compared to the respective period in 2020, was due primarily to an increase in organic revenue and, to a lesser extent, the impact of the ULC Robotics (“ULC”) and Sensors & Software, Inc. (“Sensors & Software”) acquisitions. The increase in organic revenue was due primarily to higher sales of HVAC products and location and inspection equipment, partially offset by a decline in sales of process cooling products within our Engineered Solutions reportable segment. Sales of HVAC cooling products in the first quarter of 2020, particularly in the Asia Pacific region, were negatively impacted by the COVID-19 pandemic. In addition, during the first quarter of 2021, sales of HVAC heating products were favorably impacted by higher winter heating demand. Lastly, sales of process cooling products declined during the first quarter of 2021, compared to the first quarter of 2020, as the business generated a significant amount of revenues from a number of large projects during the first quarter of 2020.

During the three months ended April 3, 2021, we generated operating income of $31.7, compared to $32.3 for the comparable period in 2020. Operating income during the three months ended April 3, 2021, compared to the respective period in 2020, was favorably impacted by increases in profitability within our HVAC and Detection and Measurement reportable segments, offset by a decline in profitability within our Engineered Solutions reportable segment and additional corporate expense associated with additional investments in connection with continuous improvement and other strategic initiatives.

Cash flows from operating activities associated with continuing operations totaled $63.7 for the three months ended April 3, 2021, compared to $2.5 during the three months ended March 28, 2020. The increase in cash flows from operating activities was due primarily to (i) increases in cash flows at certain of our project-related businesses during the first quarter of 2021, as cash receipts for these project-related businesses are often subject to contract milestones that can impact the timing of cash flows from period-to-period, and (ii) cash receipts during the quarter of $15.3 related to claims matters in South Africa.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the three months ended April 3, 2021, when compared to the consolidated operating results for the 2020 respective period.
Cyclicality of End Markets, Seasonality and Competition — The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, our heating businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses tend to be stronger in the second half of the year.
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

The following table provides selected financial information for the three months ended April 3, 2021 and March 28, 2020, respectively, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Revenues	$398.5	$367.4	8.5
Gross profit	125.2	113.7	10.1
% of revenues	31.4%	30.9%
Selling, general and administrative expense	88.8	78.9	12.5
% of revenues	22.3%	21.5%
Intangible amortization	4.0	2.6	53.8
Special charges, net	0.7	0.3	*
Other operating income	—	(0.4)	*
Other income, net	7.0	0.7	*
Interest expense, net	(4.1)	(4.7)	(12.8)
Income from continuing operations before income taxes	34.6	28.3	22.3
Income tax provision	(7.0)	(6.0)	16.7
Income from continuing operations	27.6	22.3	23.8

Components of revenue increase:
Organic			4.6
Foreign currency			0.7
Acquisitions			3.2
Net revenue increase			8.5
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended April 3, 2021, the increase in revenues, compared to the respective period in 2020, was primarily due to an increase in organic revenue and, to a lesser extent, the impact of the ULC and Sensors & Software acquisitions. The increase in organic revenue was due primarily to higher sales of HVAC products and location and inspection equipment, partially offset by a decline in sales of process cooling products within our Engineered Solutions reportable segment. Sales of HVAC cooling products in the first quarter of 2020, particularly in the Asia Pacific region, were negatively impacted by the COVID-19 pandemic. In addition, during the first quarter of 2021, sales of HVAC heating products were favorably impacted by higher winter heating demand. Lastly, sales of process cooling products declined during the first quarter of 2021, compared to the first quarter of 2020, as the business generated a significant amount of revenues from a number of large projects during the first quarter of 2020.

See “Results of Reportable Segments and Other Operating Segment” for additional details.

Gross Profit — For the three months ended April 3, 2021, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2020, was due primarily to the increase in revenues noted above, including the impact of the additional absorption of fixed costs associated with such revenue increase.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended April 3, 2021, the increase in SG&A expense, compared to the respective period in 2020, was due to the incremental SG&A resulting from the acquisitions noted above and the increase in corporate expense related to additional investments in connection with continuous improvement and other strategic initiatives.

Intangible Amortization — For the three months ended April 3, 2021, the increase in intangible amortization, compared to the respective period in 2020, was due to the impact of the acquisitions noted above, including $1.6 of intangible amortization during the three months ended April 3, 2021 related to ULC and Sensors & Software.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to reduce workforce. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first three months of 2021 and 2020.

Other Operating Income — Other operating income for the three months ended March 28, 2020 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended April 3, 2021 was composed primarily of a gain of $5.2 related to changes in the estimated fair value of an equity security we hold, income of $1.7 related to a reduction of the parent company guarantees and bank surety bonds liability that were outstanding in connection with the 2016 sale of Balcke Dürr, and pension and postretirement income of $1.6, partially offset by currency transaction losses of $0.9.

Other income, net, for the three months ended March 28, 2020 was composed primarily of pension and post retirement income of $1.0.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended April 3, 2021, compared to the respective period in 2020, was the result of lower average interest rates and debt balances during the 2021 period.

Income Tax Provision — For the three months ended April 3, 2021, we recorded an income tax provision of $7.0 on $34.6 of pre-tax income from continuing operations, resulting in an effective rate of 20.2%. This compares to an income tax provision for the three months ended March 28, 2020 of $6.0 on $28.3 of pre-tax income from continuing operations, resulting in an effective tax rate of 21.2%. The most significant item impacting the income tax provisions for the first quarters of 2021 and 2020 was $0.9 and $1.2, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
HVAC Reportable Segment

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Revenues	$146.5	$118.5	23.6
Income	24.2	15.0	61.3
% of revenues	16.5%	12.7%
Components of revenue increase:
Organic			22.9
Foreign currency			0.7
Net revenue increase			23.6
Revenues — For the three months ended April 3, 2021, the increase in revenues, compared to the respective period in 2020, was due primarily to an increase in organic revenue for both the segment's cooling and heating product lines. Sales of cooling products in the first quarter of 2020, particularly in the Asia Pacific region, were negatively impacted by the COVID-19 pandemic. In addition, during the first quarter of 2021, sales of heating products were favorably impacted by higher winter heating demand.

Income — For the three months ended April 3, 2021, the increase in income and margin, compared to the respective period in 2020, was due primarily to the increase in revenues noted above.

Backlog — The segment had backlog of $95.2 and $88.9 as of April 3, 2021 and March 28, 2020, respectively.

Detection and Measurement Reportable Segment

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Revenues	$111.6	$91.9	21.4
Income	20.0	18.2	9.9
% of revenues	17.9%	19.8%
Components of revenue increase:
Organic			6.7
Foreign currency			1.8
Acquisitions			12.9
Net revenue increase			21.4
Revenues — For the three months ended April 3, 2021, the increase in revenues, compared to the respective period in 2020, was due primarily to the impact of the acquisitions of ULC and Sensors & Software and, to a lesser extent, an increase in organic revenue. The increase in organic revenue for the three months ended April 3, 2021 was primarily the result of higher sales of location and inspection equipment.

Income — For the three months ended April 3, 2021, the increase in income, compared to the respective period in 2020, was due to the impact of the revenue increase noted above, with the decline in margin resulting primarily from the incremental amortization expense associated with the acquisitions of ULC and Sensors & Software.

Backlog — The segment had backlog of $109.0 and $75.9 as of April 3, 2021 and March 28, 2020, respectively. Aggregate backlog related to ULC and Sensors and Software totaled $8.5 as of April 3, 2021.
Engineered Solutions Reportable Segment

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Revenues	$139.7	$154.9	(9.8)
Income	10.0	17.9	(44.1)
% of revenues	7.2%	11.6%
Components of revenue decrease:
Organic			(9.8)
Foreign currency			—
Net revenue decrease			(9.8)
Revenues — For the three months ended April 3, 2021, the decrease in revenues, compared to the respective period in 2020, was due to a decrease in organic revenue, associated with lower sales of process cooling products, as the business generated a significant amount of revenue from a number of large projects during the first quarter of 2020.
Income — For the three months ended April 3, 2021, the decrease in income and margin, compared to the respective period in 2020, was due primarily to the decrease in revenues noted above and less favorable throughput and sales mix related to the segment's power transformer business.
Backlog — The segment had backlog of $380.4 and $363.2 as of April 3, 2021 and March 28, 2020, respectively. Portions of the segment’s backlog are long-term in nature, with the related revenues expected to be recorded through 2021 and into 2022.
Other

	Three months ended
	April 3, 2021	March 28, 2020
Revenues	$0.7	$2.1
Loss	(4.6)	(4.3)
% of revenues	*	*
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended April 3, 2021, the decrease in revenues, compared to the respective period in 2020, was due to a decline in organic revenue resulting from lower sales related to the large power projects in South Africa, as these projects are in the latter stages of completion.

Loss — For the three months ended April 3, 2021, the loss increased, compared to the respective period in 2020, as a result of higher professional fees during the 2021 period.

Backlog — The operating segment had a backlog of $3.1 and $4.3 as of April 3, 2021 and March 28, 2020, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Total consolidated revenues	$398.5	$367.4	8.5
Corporate expense	14.2	11.1	27.9
% of revenues	3.6%	3.0%
Long-term incentive compensation expense	3.0	3.5	(14.3)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three months ended April 3, 2021 compared to the respective period in 2020, was due primarily to increased investments in continuous improvement and other strategic initiatives.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in long-term incentive compensation during the three months ended April 3, 2021, compared to the respective period in 2020, was due to (i) revisions to/finalization of the liability associated with the 2018 long-term cash awards and (ii) the impact of awards that were forfeited in connection with the departure of certain employees. See Note 14 to our condensed consolidated financial statements for additional details.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 3, 2021 and March 28, 2020.

	Three months ended
	April 3, 2021	March 28, 2020
Continuing operations:
Cash flows from operating activities	$63.7	$2.5
Cash flows from (used in) investing activities	0.9	(2.5)
Cash flows from (used in) financing activities	(25.6)	113.0
Cash flows used in discontinued operations	(3.5)	(2.9)
Change in cash and equivalents due to changes in foreign currency exchange rates	3.1	(1.7)
Net change in cash and equivalents	$38.6	$108.4

Operating Activities — The increase in cash flows from operating activities during the three months ended April 3, 2021, compared to the respective period in 2020, was due primarily to (i) increases in cash flows at certain of our project-related businesses during the first quarter of 2021, as cash receipts for these businesses are often subject to contract milestones that can impact the timing of cash flows from period-to-period, and (ii) cash receipts during the quarter of $15.3 related to claims matters in South Africa.

Investing Activities — Cash flows from investing activities for the three months ended April 3, 2021 were comprised of proceeds from company-owned life insurance policies of $3.5, partially offset by capital expenditures of $2.6.
Cash flows used in investing activities for the three months ended March 28, 2020 were comprised of capital expenditures of $3.6, partially offset by proceeds from company-owned life insurance policies of $1.1.

Financing Activities — Cash flows used in financing activities for the three months ended April 3, 2021 were comprised of net repayments under our various debt instruments of $21.4 and minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.2.

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

Discontinued Operations — Cash flows used in discontinued operations for the three months ended April 3, 2021 and March 28, 2020 related primarily to disbursements for liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first three months of 2021 and 2020.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended April 3, 2021.

	December 31, 2020	Borrowings	Repayments	Other(5)	April 3, 2021
Revolving loans (1)	$129.8	$54.0	$(80.1)	$—	$103.7
Term loan(2)	248.6	—	(1.5)	0.1	247.2
Trade receivables financing arrangement(3)	28.0	54.0	(48.0)	—	34.0
Other indebtedness(4)	6.0	0.4	(0.2)	0.4	6.6
Total debt	412.4	$108.4	$(129.8)	$0.5	391.5
Less: short-term debt	101.2				100.0
Less: current maturities of long-term debt	7.2				8.9
Total long-term debt	$304.0				$282.6
___________________________

(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.3 and $1.4 at April 3, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At April 3, 2021, we had $16.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.1 and $1.7 and finance lease obligations of $2.8 and $2.6 at April 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At April 3, 2021, we were in compliance with all covenants of our senior credit agreement.
Availability — At April 3, 2021, we had $334.1 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $103.7 and $12.2 reserved for domestic letters of credit. In addition, at April 3, 2021, we had $34.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $65.6 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $13.9 as of April 3, 2021. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
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
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2020 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
General — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2020 Annual Report on Form 10-K. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2020 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2020 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2021.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 3, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended April 3, 2021, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended April 3, 2021 and March 28, 2020; (ii) Condensed Consolidated Balance Sheets at April 3, 2021 and December 31, 2020; (iii) Condensed Consolidated Statements of Equity for the three months ended April 3, 2021 and March 28, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and March 28, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 6, 2021	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 6, 2021	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer