Form 10-Q
period 2021-07-03
SPX CORP
filed 2021-08-06
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021

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
Common shares outstanding July 30, 2021, 45,317,320

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$296.7	$258.0	$584.6	$514.8
Costs and expenses:
Cost of products sold	194.7	169.7	378.6	336.8
Selling, general and administrative	79.2	67.4	158.5	138.5
Intangible amortization	6.5	2.4	10.5	5.0
Special charges, net	0.7	1.0	1.4	1.3
Other operating (income) expense	2.7	—	2.7	(0.4)
Operating income	12.9	17.5	32.9	33.6

Other income, net	7.1	5.4	14.3	5.8
Interest expense	(3.4)	(4.8)	(7.6)	(9.5)
Interest income	0.1	0.1	0.2	0.1
Income from continuing operations before income taxes	16.7	18.2	39.8	30.0
Income tax provision	(2.0)	(3.0)	(6.1)	(5.3)
Income from continuing operations	14.7	15.2	33.7	24.7

Income from discontinued operations, net of tax	42.7	13.2	51.3	26.4
Gain (loss) on disposition of discontinued operations, net of tax	4.1	(1.3)	3.3	(1.3)
Income from discontinued operations, net of tax	46.8	11.9	54.6	25.1

Net income	$61.5	$27.1	$88.3	$49.8

Basic income per share of common stock:
Income from continuing operations	$0.32	$0.34	$0.75	$0.56
Income from discontinued operations	1.04	0.27	1.20	0.56
Net income per share	$1.36	$0.61	$1.95	$1.12

Weighted-average number of common shares outstanding — basic	45.271	44.590	45.201	44.452

Diluted income per share of common stock:
Income from continuing operations	$0.32	$0.33	$0.73	$0.54
Income from discontinued operations	1.00	0.26	1.17	0.55
Net income per share	$1.32	$0.59	$1.90	$1.09

Weighted-average number of common shares outstanding — diluted	46.545	45.648	46.408	45.620

Comprehensive income	$60.9	$31.0	$90.4	$40.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$69.1	$68.3
Accounts receivable, net	212.5	221.0
Contract assets	25.0	32.5
Inventories, net	157.7	143.1
Other current assets (includes income taxes receivable of $30.1 and $27.3 at July 3, 2021 and December 31, 2020, respectively)	104.2	96.1
Assets of discontinued operations	332.9	121.6
Total current assets	901.4	682.6
Property, plant and equipment:
Land	14.0	12.9
Buildings and leasehold improvements	67.3	64.9
Machinery and equipment	227.7	215.6
	309.0	293.4
Accumulated depreciation	(196.0)	(183.4)
Property, plant and equipment, net	113.0	110.0
Goodwill	409.2	368.6
Intangibles, net	325.8	305.0
Other assets	609.4	609.8
Deferred income taxes	51.7	23.9
Assets of discontinued operations	—	219.1
TOTAL ASSETS	$2,410.5	$2,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86.8	$104.6
Contract liabilities	49.5	46.3
Accrued expenses	230.5	209.4
Income taxes payable	2.3	0.4
Short-term debt	168.3	101.2
Current maturities of long-term debt	10.4	7.2
Liabilities of discontinued operations	159.8	115.8
Total current liabilities	707.6	584.9
Long-term debt	238.0	304.0
Deferred and other income taxes	19.1	23.5
Other long-term liabilities	717.6	746.7
Liabilities of discontinued operations	—	30.7
Total long-term liabilities	974.7	1,104.9
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,855,255 and 45,304,445 issued and outstanding at July 3, 2021, respectively, and 52,704,973 and 45,032,325 issued and outstanding at December 31, 2020, respectively)	0.5	0.5
Paid-in capital	1,321.2	1,319.9
Retained deficit	(399.8)	(488.1)
Accumulated other comprehensive income	250.6	248.5
Common stock in treasury (7,550,810 and 7,672,648 shares at July 3, 2021 and December 31, 2020, respectively)	(444.3)	(451.6)
Total equity	728.2	629.2
TOTAL LIABILITIES AND EQUITY	$2,410.5	$2,319.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended July 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at April 3, 2021	$0.5	$1,315.8	$(461.3)	$251.2	$(445.4)	$660.8
Net income	—	—	61.5	—	—	61.5
Other comprehensive loss, net	—	—	—	(0.6)	—	(0.6)
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	3.6	—	—	—	3.6
Restricted stock unit vesting	—	(1.2)	—	—	1.1	(0.1)
Balance at July 3, 2021	$0.5	$1,321.2	$(399.8)	$250.6	$(444.3)	$728.2

	Six months ended July 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(488.1)	$248.5	$(451.6)	$629.2
Net income	—	—	88.3	—	—	88.3
Other comprehensive income, net	—	—	—	2.1	—	2.1
Incentive plan activity	—	6.8	—	—	—	6.8
Long-term incentive compensation expense	—	6.6	—	—	—	6.6
Restricted stock unit vesting	—	(12.1)	—	—	7.3	(4.8)
Balance at July 3, 2021	$0.5	$1,321.2	$(399.8)	$250.6	$(444.3)	$728.2

	Three months ended June 27, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at March 28, 2020	$0.5	$1,298.5	$(562.6)	$231.4	$(452.7)	$515.1
Net income	—	—	27.1	—	—	27.1
Other comprehensive income, net	—	—	—	3.9	—	3.9
Incentive plan activity	—	2.9	—	—	—	2.9
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock unit vesting	—	(1.1)	—	—	1.1	—
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1

	Six months ended June 27, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	49.8	—	—	49.8
Other comprehensive loss, net	—	—	—	(9.0)	—	(9.0)
Incentive plan activity	—	7.6	—	—	—	7.6
Long-term incentive compensation expense	—	6.1	—	—	—	6.1
Restricted stock unit vesting	—	(12.7)	—	—	8.4	(4.3)
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 3, 2021	June 27, 2020
Cash flows from (used in) operating activities:
Net income	$88.3	$49.8
Less: Income from discontinued operations, net of tax	54.6	25.1
Income from continuing operations	33.7	24.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	1.4	1.3
Gain on change in fair value of equity security	(7.4)	(5.3)
Deferred and other income taxes	2.3	11.0
Depreciation and amortization	20.1	13.8
Pension and other employee benefits	3.0	3.6
Long-term incentive compensation	6.1	6.4
Other, net	3.2	1.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	15.6	52.2
Inventories	(6.0)	(27.2)
Accounts payable, accrued expenses and other	(31.1)	(90.4)
Cash spending on restructuring actions	(2.0)	(1.8)
Net cash from (used in) continuing operations	38.9	(9.9)
Net cash from discontinued operations	40.0	36.2
Net cash from operating activities	78.9	26.3
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	3.9	1.1
Business acquisitions, net of cash acquired	(81.9)	—
Capital expenditures	(4.2)	(8.3)
Net cash used in continuing operations	(82.2)	(7.2)
Net cash used in discontinued operations	(1.2)	(1.1)
Net cash used in investing activities	(83.4)	(8.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	102.0	178.7
Repayments under senior credit facilities	(94.9)	(88.7)
Borrowings under trade receivables financing arrangement	132.0	65.0
Repayments under trade receivables financing arrangement	(134.0)	(30.0)
Net repayments under other financing arrangements	—	(1.4)
Payment of contingent consideration	—	(1.5)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(4.2)	(2.3)
Net cash from continuing operations	0.9	119.8
Net cash used in discontinued operations	—	—
Net cash from financing activities	0.9	119.8
Change in cash and equivalents due to changes in foreign currency exchange rates	4.4	(2.3)
Net change in cash and equivalents	0.8	135.5
Consolidated cash and equivalents, beginning of period	68.3	54.7
Consolidated cash and equivalents, end of period	$69.1	$190.2

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data and asbestos-related claims)

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
Agreement for Sale of Transformers Solutions Business
On June 8, 2021, we entered into a definitive agreement to sell our SPX Transformer Solutions, Inc. subsidiary (“Transformer Solutions”), a business that engineers, designs, manufactures, and services transformers for the U.S. power transmission and distribution market, to GE-Prolec Transformers, Inc. and Prolec GE Internacional, S. de R.L. de C.V. for cash proceeds of $645.0. The sale is subject to normal closing conditions and a potential adjustment to the sales price based on cash, debt, and working capital at the date of closing, with the closing expected to occur in the fourth quarter of 2021. After the sale of Transformer Solutions, we will have only a limited presence in the power generation markets and will focus our efforts and investments on the HVAC and detection and measurement markets. Historically, Transformer Solutions’ operations have had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer will have a consequential presence in the power generation markets, and given its significance to our historical consolidated financial results, we have concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.

Change in Segment Reporting Structure

As noted above, Transformer Solutions is now being reported as a discontinued operation within the accompanying condensed consolidated financial statements. In addition, the remaining operations of the Engineered Solutions reportable segment, with annual income representing less than 5% of the total annual income of our reportable segments, are being reported within our HVAC reportable segment, as these operations are now being managed, and evaluated by our Chief Operating Decision Maker, as part of our HVAC cooling business.

Wind-Down of the SPX Heat Transfer Business
As a continuation of our strategic shift away from power-generation markets, during the fourth quarter of 2020, we completed the wind-down of the SPX Heat Transfer business (“Heat Transfer”), which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.
Acquisition of ULC

On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $45.0, with payments scheduled to be made upon successful achievement of certain operational and financial performance milestones. The estimated fair value of such contingent consideration is $24.3, which is reflected as a liability in our condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020. The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

Acquisition of Sensors & Software
On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software”), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.5, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $4.0, with payment scheduled to be made in 2021 upon successful achievement of a financial performance milestone during the twelve months following the date of acquisition. The estimated fair value of such contingent consideration is $0.7, which is reflected as a liability in the accompanying condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.
Acquisition of Sealite

On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash proceeds of $81.6, net of cash acquired of $2.3. The post-acquisition results of Sealite are reflected within our Detection and Measurement Reportable segment.

The assets acquired and liabilities assumed in the ULC, Sensors & Software, and Sealite transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Impact of the Coronavirus Disease (the “COVID-19 pandemic”)
We experienced adverse impacts of the COVID-19 pandemic during the first half of 2020 with diminishing impacts in the second half of 2020 and through the first half of 2021. There have been no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of July 3, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made for the valuation of assets and contingent amounts.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the six months ended July 3, 2021, when compared to the consolidated operating results for the 2020 respective period.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-

date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance on January 1, 2021, with no material impact on our condensed consolidated financial statements.

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

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on September 2, 2020, November 11, 2020 and April 19, 2021, we completed the acquisitions of ULC, Sensors & Software and Sealite, respectively. The pro forma effects of these acquisitions are not material to the condensed consolidated results of operations for the three and six months ended June 27, 2020.

Agreement to Sell Transformer Solutions Business

As discussed in Note 1, on June 8, 2021, we entered into a definitive agreement to sell Transformer Solutions and, in connection with such, are reporting the business as a discontinued operation in the accompanying condensed consolidated financial statements.

Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the three and six months ended July 3, 2021 and June 27, 2020 are shown below:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$108.5	$113.9	$219.1	$224.5
Costs and expenses:
Cost of product sold	87.3	88.5	176.7	175.1
Selling, general and administrative	8.6	8.2	18.1	16.0
Other income, net	0.2	0.4	—	0.7
Income before income tax	12.8	17.6	24.3	34.1
Income tax (provision) benefit (1)	29.9	(4.1)	27.0	(7.8)
Income from discontinued operations, net of tax	$42.7	$13.5	$51.3	$26.3
___________________________
(1) During the three and six months ended July 3, 2021, we recorded tax benefits of $33.0 in “Income from discontinued operations, net of tax” including (i) $28.6 for the excess tax basis in the stock of Transformer Solutions and (ii) $4.4 for previously unrecognized state net operating losses, each as a result of the definitive agreement to sell the business.

The assets and liabilities of Transformer Solutions have been classified as assets and liabilities of discontinued operations as of July 3, 2021 and December 31, 2020. The major line items constituting Transformer Solutions assets and liabilities as of July 3, 2021 and December 31, 2020 are shown below:

	July 3, 2021	December 31, 2020
ASSETS
Accounts receivable, net	$49.3	$50.9
Contract assets	45.1	48.6
Inventories, net	21.0	18.9
Other current assets	1.7	3.2
Property, plant and equipment:
Land	6.4	6.5
Buildings and leasehold improvements	62.4	63.1
Machinery and equipment	141.9	141.1
	210.7	210.7
Accumulated depreciation	(134.3)	(131.0)
Property, plant and equipment, net	76.4	79.7
Goodwill	131.3	131.3
Other assets	8.1	8.1
Total assets - discontinued operations	$332.9	$340.7
LIABILITIES
Accounts payable	$37.3	$34.1
Contract liabilities	67.3	57.2
Accrued expenses	24.2	24.5
Deferred and other income taxes	21.9	21.6
Other long-term liabilities	9.1	9.1
Total liabilities - discontinued operations	$159.8	$146.5

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of Heat Transfer in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all prior periods presented.

Major line items constituting pre-tax income (loss) and after-tax income (loss) of Heat Transfer for the three and six months ended June 27, 2020, are shown below:

	Three months ended	Six months ended
	June 27, 2020	June 27, 2020
Revenues	$1.3	$3.2
Cost of product sold	1.0	2.5
Selling, general and administrative	0.2	0.2
Special charges, net	0.4	0.4
Income (loss) before income tax	(0.3)	0.1
Income tax provision	—	—
Income (loss) from discontinued operations, net of tax	$(0.3)	$0.1

We recognized net gains of $4.1 and $3.3 during the three and six months ended July 3, 2021 and a net loss of $1.3 during the three and six months ended June 27, 2020 within “Gain (loss) on disposition of discontinued operations, net of tax” resulting primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior businesses classified as discontinued operations.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our other operating segment, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended July 3, 2021
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$111.5	$—	$—	$111.5
Boilers, comfort heating, and ventilation	73.9	—	—	73.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	—	65.9
Signal monitoring, obstruction lighting, and bus fare collection systems	—	45.3	—	45.3
South African projects	—	—	0.1	0.1
	$185.4	$111.2	$0.1	$296.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$166.3	$101.5	$—	$267.8
Revenues recognized over time	19.1	9.7	0.1	28.9
	$185.4	$111.2	$0.1	$296.7

	Six months ended July 3, 2021
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$213.2	$—	$0.2	$213.4
Boilers, comfort heating, and ventilation	147.8	—	—	147.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	133.3	—	133.3
Signal monitoring, obstruction lighting, and bus fare collection systems	—	89.5	—	89.5
South African projects	—	—	0.6	0.6
	$361.0	$222.8	$0.8	$584.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$320.7	$198.0	$—	$518.7
Revenues recognized over time	40.3	24.8	0.8	65.9
	$361.0	$222.8	$0.8	$584.6

	Three months ended June 27, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$109.5	$—	$0.4	$109.9
Boilers, comfort heating, and ventilation	55.7	—	—	55.7
Underground locators and inspection and rehabilitation equipment	—	47.3	—	47.3
Signal monitoring, obstruction lighting, and bus fare collection systems	—	44.8	—	44.8
South African projects	—	—	0.3	0.3
	$165.2	$92.1	$0.7	$258.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$141.5	$85.7	$—	$227.2
Revenues recognized over time	23.7	6.4	0.7	30.8
	$165.2	$92.1	$0.7	$258.0

	Six months ended June 27, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$211.7	$—	$0.4	$212.1
Boilers, comfort heating, and ventilation	116.3	—	—	116.3
Underground locators and inspection and rehabilitation equipment	—	96.0	—	96.0
Signal monitoring, obstruction lighting, and bus fare collection systems	—	88.0	—	88.0
South African projects	—	—	2.4	2.4
	$328.0	$184.0	$2.8	$514.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$269.0	$169.2	$0.2	$438.4
Revenues recognized over time	59.0	14.8	2.6	76.4
	$328.0	$184.0	$2.8	$514.8

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of July 3, 2021 and December 31, 2020:

Contract Balances	July 3, 2021	December 31, 2020	Change
Contract Accounts Receivable(1)	$204.5	$210.6	$(6.1)
Contract Assets	25.0	32.5	(7.5)
Contract Liabilities - current	(49.5)	(46.3)	(3.2)
Contract Liabilities - non-current(2)	(5.6)	(3.4)	(2.2)
Net contract balance	$174.4	$193.4	$(19.0)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $19.0 decrease in our net contract balance from December 31, 2020 to July 3, 2021 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three and six months ended July 3, 2021, we recognized revenues of $23.2 and $38.3, respectively, related to our contract liabilities at December 31, 2020.
Performance Obligations

As of July 3, 2021, the aggregate amount allocated to remaining performance obligations was $103.4. We expect to recognize revenue on approximately 56% and 86% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three and six months ended July 3, 2021.

(6)    INFORMATION ON REPORTABLE SEGMENTS AND “OTHER” OPERATING SEGMENT
We are a global supplier of highly specialized, engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
Our DBT Technologies (PTY) LTD (“DBT”) operating segment is reported within an “Other” category outside of our reportable segments. We have aggregated our other operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating expenses, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling equipment products for the HVAC, industrial and power generation markets, as well as boilers and comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia.

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
Financial data for our reportable segments and our other operating segment for the three and six months ended July 3, 2021 and June 27, 2020 are presented below:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues:
HVAC reportable segment	$185.4	$165.2	$361.0	$328.0
Detection and Measurement reportable segment	111.2	92.1	222.8	184.0
Other	0.1	0.7	0.8	2.8
Consolidated revenues	$296.7	$258.0	$584.6	$514.8

Income (loss):
HVAC reportable segment	$25.4	$19.6	$47.7	$37.3
Detection and Measurement reportable segment	11.4	16.0	31.4	34.2
Other	(3.9)	(4.3)	(8.5)	(8.6)
Total income for segments	32.9	31.3	70.6	62.9

Corporate expense	(13.3)	(9.7)	(27.5)	(22.0)
Long-term incentive compensation expense	(3.3)	(3.1)	(6.1)	(6.4)
Special charges, net	(0.7)	(1.0)	(1.4)	(1.3)
Other operating income (expense)(1)	(2.7)	—	(2.7)	0.4
Consolidated operating income	$12.9	$17.5	$32.9	$33.6
___________________________________________________________________
(1) For the three and six months ended July 3, 2021, includes a charge of $2.7 related to revisions of recorded assets for asbestos-related claims. For the six months ended June 27, 2020, includes a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended July 3, 2021 and June 27, 2020 are described in more detail below:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
HVAC reportable segment	$0.2	$0.4	$0.2	$0.5
Detection and Measurement reportable segment	0.4	0.1	0.6	0.1
Other	0.1	—	0.6	0.2
Corporate	—	0.5	—	0.5
Total	$0.7	$1.0	$1.4	$1.3

HVAC — Charges for the three and six months ended July 3, 2021 related to severance costs associated with a restructuring action at one of the segment's heating businesses. Charges for the three and six months ended June 27, 2020 related primarily to severance costs associated with restructuring actions at the segment's Patterson-Kelley and Cooling Americas businesses.
Detection and Measurement — Charges for the three and six months ended July 3, 2021 related to severance costs for restructuring actions at the segment's location and inspection businesses. Charges for the three and six months ended June 27, 2020 related to severance costs for a restructuring action at the segment's bus fare collection systems business.
Other — Charges for the three and six months ended July 3, 2021 and the six months ended June 27, 2020 related to severance costs incurred in connection with the wind-down activities at DBT, our South African subsidiary.
Corporate — Charges for the three and six months ended June 27, 2020 related to asset impairment and other charges associated with the move to a new corporate headquarters.
No significant future charges are expected to be incurred under actions approved as of July 3, 2021.
The following is an analysis of our restructuring liabilities for the six months ended July 3, 2021 and June 27, 2020:

	Six months ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$1.5	$1.7
Special charges (1)	1.4	1.1
Utilization — cash	(2.0)	(1.8)
Currency translation adjustment and other	(0.1)	(0.2)
Balance at end of period	$0.8	$0.8
___________________________
(1) For the six months ended June 27, 2020, excludes $0.2 of non-cash charges that impacted “Special charges” but not the restructuring liabilities.

(8)    INVENTORIES, NET
Inventories at July 3, 2021 and December 31, 2020 comprised the following:

	July 3, 2021	December 31, 2020
Finished goods	$57.3	$49.4
Work in process	20.6	21.3
Raw materials and purchased parts	92.2	84.3
Total FIFO cost	170.1	155.0
Excess of FIFO cost over LIFO inventory value	(12.4)	(11.9)
Total inventories, net	$157.7	$143.1

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 31% and 35% of total inventory at July 3, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended July 3, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	July 3, 2021
HVAC reportable segment
Gross goodwill	$492.2	$—	$—	$(3.9)	$488.3
Accumulated impairments	(340.6)	—	—	2.7	(337.9)
Goodwill	151.6	—	—	(1.2)	150.4

Detection and Measurement reportable segment
Gross goodwill	351.5	42.8	—	(0.3)	394.0
Accumulated impairments	(134.5)	—	—	(0.7)	(135.2)
Goodwill	217.0	42.8	—	(1.0)	258.8

Other
Gross goodwill	—	—	—	—	—
Accumulated impairments	—	—	—	—	—
Goodwill	—	—	—	—	—

Total
Gross goodwill	843.7	42.8	—	(4.2)	882.3
Accumulated impairments	(475.1)	—	—	2.0	(473.1)
Goodwill	$368.6	$42.8	$—	$(2.2)	$409.2
___________________________
(1)Reflects (i) goodwill acquired with the Sealite acquisition of $39.6, (ii) an increase in ULC's goodwill during 2021 of $0.8 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Sensors & Software's goodwill of $2.4 resulting from revisions to the valuation of certain assets and income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Sealite, ULC and Sensors & Software acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.
Other Intangibles, Net
Identifiable intangible assets at July 3, 2021 and December 31, 2020 comprised the following:

	July 3, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives (1):
Customer relationships	$115.2	$(21.0)	$94.2	$103.4	$(16.2)	$87.2
Technology	60.7	(9.2)	51.5	54.4	(6.8)	47.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	20.9	(15.8)	5.1	18.8	(12.5)	6.3
	201.3	(50.5)	150.8	181.1	(40.0)	141.1
Trademarks with indefinite lives (2)	175.0	—	175.0	163.9	—	163.9
Total	$376.3	$(50.5)	$325.8	$345.0	$(40.0)	$305.0
___________________________
(1)The identifiable intangible assets associated with the Sealite acquisition consist of customer backlog of $1.9, customer relationships of $12.1 and technology of $6.6.

(2)Changes during the six months ended July 3, 2021 related primarily to the acquisition of Sealite trademarks of $11.6.

In connection with the acquisition of Sealite, which has definite-lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $20.0 for the full year 2021, and $17.0 for 2022 and each of the four years thereafter.
At July 3, 2021, the net carrying value of intangible assets with determinable lives consisted of $23.1 in the HVAC reportable segment and $127.7 in the Detection and Measurement reportable segment. At July 3, 2021, trademarks with indefinite lives consisted of $105.6 in the HVAC reportable segment and $69.4 in the Detection and Measurement reportable segment.
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
Based on our annual goodwill impairment testing during the fourth quarter of 2020, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, Inc. (“Cues”), Patterson-Kelley, LLC (“Patterson-Kelley”) and ULC, exceeded the carrying value of their respective net assets by over 75%. The estimated fair values of Cues and Patterson-Kelley exceeded the carrying value of their respective net assets by approximately 12% and 3%, while given the recent acquisition of ULC, its fair value approximated the carrying value of its net assets. The total goodwill for Cues, Patterson-Kelley and ULC was $47.9, $14.2 and $38.4, respectively, as of July 3, 2021. A change in assumptions used in valuing Cues, Patterson-Kelley, or ULC (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in these reporting units estimated fair value being less than the respective carrying value of their net assets. If any of these reporting units is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill.

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
As indicated in Note 1, the COVID-19 pandemic could have an adverse impact on our future operating results. As of July 3, 2021, there are no indications that the carrying value of our goodwill and other intangible assets may not be recoverable. However, a prolonged adverse impact of the COVID-19 pandemic on our future operating results may require an impairment charge related to one or more of these assets in a future period.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$35.3	$31.8
Acquisitions	—	1.4
Provisions	5.5	4.5
Usage	(5.2)	(5.6)
Currency translation adjustment	—	0.1
Balance at end of period	35.6	32.2
Less: Current portion of warranty	11.7	11.8
Non-current portion of warranty	$23.9	$20.4

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$—	$—	$—	$—
Interest cost	2.1	2.7	4.2	5.4
Expected return on plan assets	(2.2)	(2.4)	(4.4)	(4.8)
Net periodic pension benefit (income) expense	$(0.1)	$0.3	$(0.2)	$0.6

Foreign Pension Plans

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$—	$—	$—	$—
Interest cost	0.8	1.0	1.6	2.0
Expected return on plan assets	(1.4)	(1.5)	(2.8)	(3.0)
Net periodic pension benefit income	$(0.6)	$(0.5)	$(1.2)	$(1.0)

Postretirement Plans

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.4	0.6	0.8
Amortization of unrecognized prior service credits	(1.2)	(1.2)	(2.4)	(2.4)
Net periodic postretirement benefit income	$(0.9)	$(0.8)	$(1.8)	$(1.6)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended July 3, 2021:

	December 31, 2020	Borrowings	Repayments	Other(5)	July 3, 2021
Revolving loans (1)	$129.8	$102.0	$(91.8)	$—	$140.0
Term loan(2)	248.6	—	(3.1)	0.2	245.7
Trade receivables financing arrangement(3)	28.0	132.0	(134.0)	—	26.0
Other indebtedness(4)	6.0	0.5	(0.5)	(1.0)	5.0
Total debt	412.4	$234.5	$(229.4)	$(0.8)	416.7
Less: short-term debt	101.2				168.3
Less: current maturities of long-term debt	7.2				10.4
Total long-term debt	$304.0				$238.0
___________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period, including proceeds from the expected sale of Transformer Solutions in the fourth quarter of 2021.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.2 and $1.4 at July 3, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 3, 2021, we had $24.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $26.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.

(4)Primarily includes balances under a purchase card program of $2.3 and $1.7 and finance lease obligations of $2.7 and $2.6 at July 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2020 Annual Report on Form 10-K.
On May 24, 2021 we elected to reduce our participating foreign credit instrument facility and bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, by an aggregate amount of $20.0 and $25.0, respectively. The facility reduction resulted in a write-off of deferred finance costs of $0.2, recorded to “Interest expense” in the condensed consolidated statement of operations for the three and six months ended July 3, 2021.
At July 3, 2021, we had $297.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $140.0 and $12.2 reserved for domestic letters of credit. In addition, at July 3, 2021, we had $28.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $26.2 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.5% at July 3, 2021.
At July 3, 2021, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $246.9, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of July 3, 2021 and December 31, 2020, the unrealized loss, net of tax, recorded in AOCI was $2.5 and $5.9, respectively. In addition, as of July 3, 2021, the fair value of our interest rate swap agreements totaled $3.3, with $2.4 recorded as a current liability and the remainder in long-term liabilities, and $7.8 at December 31, 2020 (with $1.4 recorded as a current liability and the remainder in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, British Pound Sterling (“GBP”), and Euro.
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

We had FX forward contracts with an aggregate notional amount of $22.8 and $6.3 outstanding as of July 3, 2021 and December 31, 2020, respectively, with all of the $22.8 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. At July 3, 2021 and December 31, 2020, the outstanding notional amount of commodity contracts, which relate solely to Transformer Solutions, were 3.0 and 3.2 pounds of copper, respectively. We designate and account for these contracts as cash flow hedges and, to the extent the commodity contracts are effective in offsetting the variability of the forecasted purchases, the change in fair value is included in AOCI. We reclassify amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacts earnings. As of July 3, 2021 and December 31, 2020, the fair value of these contracts were current assets of $0.6 and $2.4, respectively. Since these commodity contracts relate to our Transformer Solutions business, the amounts have been recorded within assets of discontinued operations in the accompanying condensed consolidated balance sheets. The unrealized gains, net of taxes, recorded in AOCI were $0.5 and $1.5 as of July 3, 2021 and December 31, 2020, respectively.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Weighted-average number of common shares used in basic income per share	45.271	44.590	45.201	44.452
Dilutive securities — Employee stock options and restricted stock units	1.274	1.058	1.207	1.168
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.545	45.648	46.408	45.620

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.307 and 0.652, respectively, for the three months ended July 3, 2021, and 0.269 and 0.632, respectively, for the six months ended July 3, 2021.

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
Effective May 11, 2021, we granted 0.017 RSU's to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2022.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.3 and $3.1 for the three months ended July 3, 2021 and June 27, 2020 and $6.1 and $6.4 for the six months ended July 3, 2021 and June 27, 2020, respectively. The related tax benefit was $0.6 and $0.8 for the three months ended July 3, 2021 and June 27, 2020 and $1.0 and $1.6 for the six months ended July 3, 2021 and June 27, 2020, respectively.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 3, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.2	$(1.4)	$13.4	$251.2
Other comprehensive income before reclassifications	0.9	0.2	—	1.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	(0.9)	(1.7)
Current-period other comprehensive income (loss)	0.9	(0.6)	(0.9)	(0.6)
Balance at end of period	$240.1	$(2.0)	$12.5	$250.6
__________________________
(1)Net of tax benefit of $0.7 and $0.4 as of July 3, 2021 and April 3, 2021, respectively.
(2)Net of tax provision of $4.3 and $4.6 as of July 3, 2021 and April 3, 2021, respectively. The balances as of July 3, 2021 and April 3, 2021 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 3, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$238.6	$(4.4)	$14.3	$248.5
Other comprehensive income before reclassifications	1.5	3.5	—	5.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.1)	(1.8)	(2.9)
Current-period other comprehensive income (loss)	1.5	2.4	(1.8)	2.1
Balance at end of period	$240.1	$(2.0)	$12.5	$250.6
__________________________
(1)Net of tax benefit of $0.7 and $1.4 as of July 3, 2021 and December 31, 2020, respectively.
(2)Net of tax provision of $4.3 and $4.9 as of July 3, 2021 and December 31, 2020, respectively. The balances as of July 3, 2021 and December 31, 2020 include unamortized prior service credits.
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
(2)Net of tax provision of $5.5 and $6.1 as of June 27, 2020 and December 31, 2019, respectively. The balances as of June 27, 2020 and December 31, 2019 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the three months ended July 3, 2021 and June 27, 2020:

	Amount Reclassified from AOCI
	Three months ended
	July 3, 2021	June 27, 2020	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(1.7)	$0.6	Income from discontinued operations, net of tax
Swaps	0.6	1.3	Interest expense
Pre-tax	(1.1)	1.9
Income taxes	0.3	(0.5)
	$(0.8)	$1.4

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.2)	Other income, net
Income taxes	0.3	0.3
	$(0.9)	$(0.9)
The following summarizes amounts reclassified from each component of accumulated comprehensive income for the six months ended July 3, 2021 and June 27, 2020:

	Amount Reclassified from AOCI
	Six months ended
	July 3, 2021	June 27, 2020	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(3.5)	$0.6	Income from discontinued operations, net of tax
Swaps	2.0	1.8	Interest expense
Pre-tax	(1.5)	2.4
Income taxes	0.4	(0.6)
	$(1.1)	$1.8

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.4)	$(2.4)	Other income, net
Income taxes	0.6	0.6
	$(1.8)	$(1.8)

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
Our recorded liabilities related to these matters totaled $551.1 and $575.7 at July 3, 2021 and December 31, 2020, respectively. Of these amounts, $477.1 and $499.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 3, 2021 and December 31, 2020, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at July 3, 2021 and December 31, 2020:

	July 3, 2021	December 31, 2020
Insurance recovery assets (1)	$478.7	$496.4
Liabilities for claims (2)	512.7	535.2
__________________________
(1)Of these amounts, $428.7 and $446.4 are included in "Other assets" at July 3, 2021 and December 31, 2020, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $458.1 and $479.9 are included in “Other long-term liabilities" at July 3, 2021 and December 31, 2020, respectively, while the remainder is included in “Accrued expenses.”
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
• Historical information by disease type and jurisdiction with regard to:
◦ Average number of claims settled with payment (versus dismissed without payment); and
◦ Average claim settlement amounts.
• The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for the asbestos-related claims for the six months ended July 3, 2021 and June 27, 2020:

	Six months ended	Six months ended
	July 3, 2021	June 27, 2020
Pending claims, beginning of period	9,782	11,079
Claims filed	1,253	1,060
Claims resolved	(1,104)	(1,880)
Pending claims, end of period	9,931	10,259

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
During the six months ended July 3, 2021 and June 27, 2020, our payments for asbestos-related claims, net of respective insurance recoveries of $15.3 and $16.3, were $8.1 and $11.8, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the three months and six months ended July 3, 2021, we recorded a charge of $2.7 related to revisions of recorded assets for asbestos-related claims. There were no other changes in estimates associated with our assets and liabilities related to our asbestos product liability matters during the three and six months ended July 3, 2021, nor were there any such changes during the three and six months ended June 27, 2020.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,100.0 (or $76.9). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 534.2 (or $37.4), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes in 2021. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.8 of bonds upon the completion of certain administrative milestones; (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations for the six months ended July 3, 2021. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated financial statements of operations for the three and six months ended July 3, 2021.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 950.0 or $66.4), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $28.5) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $12.3). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

Bonds Issued in Favor of MHI - We are obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $29.3) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $29.3) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $29.3) as a non-current asset within our condensed consolidated balance sheet as of July 3, 2021.

The remaining bond of $2.0 issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the respective issuing bank.

In addition to this bond, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statement of operations for the six months ended July 3, 2021.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of July 3, 2021, we had liabilities for site investigation and/or remediation at 25 sites (25 sites at December 31, 2020) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of July 3, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 11 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of July 3, 2021, we had gross unrecognized tax benefits of $7.3 (net unrecognized tax benefits of $6.4). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 3, 2021, gross accrued interest totaled $3.0 (net accrued interest of $2.4). As of July 3, 2021, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended July 3, 2021, we recorded an income tax provision of $2.0 on $16.7 of pre-tax income from continuing operations, resulting in an effective rate of 12.0%. This compares to an income tax provision for the three months ended June 27, 2020 of $3.0 on $18.2 of pre-tax income from continuing operations, resulting in an effective rate of 16.5%. The most significant item impacting the income tax provision for the second quarter of 2021 was a benefit of $2.2 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims. The most significant items impacting the income tax provision for the second quarter of 2020 were (i) $0.5 of tax benefits associated with statute expirations in certain jurisdictions and (ii) $0.3 of excess tax benefits resulting from stock option awards that were exercised during the period.

For the six months ended July 3, 2021, we recorded an income tax provision of $6.1 on $39.8 of pre-tax income from continuing operations, resulting in an effective rate of 15.3%. This compares to an income tax provision for the six months ended June 27, 2020 of $5.3 on $30.0 of pre-tax income from continuing operations, resulting in an effective rate of 17.7%. The most significant items impacting the income tax provision for the first half of 2021 were (i) a benefit of $2.2 noted above recorded during the second quarter of 2021 and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. The most significant items impacting the income tax provision for the first half of 2020 were (i) $1.5 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) the $0.5 of tax benefits associated with the statute expirations noted above.

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

The Internal Revenue Service (“IRS”) concluded its audit of our 2013, 2014, 2015, 2016 and 2017 federal income tax returns. In connection with such, we recorded a tax benefit of $2.2 during the three months ended July 3, 2021 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims.
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
Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 1.0, respectively, at July 3, 2021). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees expired and bonds have been periodically returned. As of July 3, 2021, all remaining bonds have been returned. Summarized below are changes in the liability and asset during the six months ended July 3, 2021 and June 27, 2020.

	Six months ended
	July 3, 2021		June 27, 2020
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—	$2.0	$0.3
Reduction/Amortization for the period (2)	(1.7)	—	(0.3)	(0.1)
Impact of changes in foreign currency rates	(0.1)	—	0.1	—
Balance at end of period	$—	$—	$1.8	$0.2
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

Contingent Consideration for ULC and Sensors & Software Acquisitions - In connection with the acquisition of ULC and Sensors & Software, the respective sellers are eligible for additional cash consideration of up to $45.0 and $4.0, respectively, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration is $24.3 and $0.7, respectively, with such amounts reflected as liabilities within our condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020. We estimated the fair value of the contingent consideration for these acquisitions based on the probability of ULC and Sensors & Software achieving these milestones.
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
As of July 3, 2021, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and six months ended July 3, 2021 and June 27, 2020, we recorded a gain of $2.2 and $5.3, respectively and $7.4 and $5.3, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of July 3, 2021 and December 31, 2020, the equity security had an estimated fair value of $34.4 and $27.0, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of July 3, 2021 and December 31, 2020 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENT

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”). ECS is a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for net cash proceeds of GBP 27.5 (or $38.2 at the time of payment). Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to GBP 12.5, with payment to occur in 2022 upon successful achievement of certain financial performance milestones. The post-acquisition results of ECS will be reflected within our Detection and Measurement reportable segment.

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

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first and second quarters of 2020, with diminishing impacts during the second half of 2020. Any impacts of the pandemic on our first half of 2021 operating results were generally limited to some delays for the project-related businesses within our Detection and Measurement reportable segment. However, we could experience an increase in adverse impacts during the remainder of 2021, including (i) disruption to our supply chain, (ii) increased cost for certain components, commodities, or services, (iii) labor shortages, and (iv) temporarily closing facilities if incidents of the COVID-19 pandemic increase. We have taken actions to manage near-term costs and other potential impacts. We will continue to assess the actual and expected impacts of the COVID-19 pandemic and the need for further actions.

See Notes 1 and 9 to our condensed consolidated financial statements for additional considerations regarding the current and potential impacts of the COVID-19 pandemic.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦ULC Robotics (“ULC”)
▪Acquired on September 2, 2020 for cash proceeds of $89.2, net of cash acquired of $4.0.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $40.0.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.

◦Sensors & Software, Inc. (“Sensors & Software”)
▪Acquired on November 11, 2020 for cash proceeds of $15.5, net of cash acquired of $0.3.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $7.0.

▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.

◦Sealite Pty Ltd and Affiliated Entities (“Sealite”)
▪Acquired on April 19, 2021 for cash proceeds of $81.6, net of cash acquired of $2.3.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $33.0.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.

•Planned Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On June 8, 2021, we signed a definitive agreement to sell Transformer Solutions for cash proceeds of $645.0.
◦Transformer Solutions has been included in discontinued operations for all periods presented.
◦We expect the transaction to close during the fourth quarter of 2021.

•Change in Segment Reporting Structure
◦In connection with the planned disposition of Transformer Solutions and its classification as a discontinued operation, we have eliminated the Engineered Solutions reportable segment.
◦The remaining operations of the Engineered Solutions reportable segment have been reflected within our HVAC reportable segment for all periods presented.

•Large Power Projects in South Africa
◦On February 22, 2021 and April 28, 2021, our South African subsidiary, DBT, received favorable rulings from dispute adjudication panels.
▪In connection with the rulings, DBT received South African Rand 126.6 (or $8.6 at the time of payment) and South African Rand 82.0 (or $6.0 at the time of payment), respectively.
▪As the rulings are subject to further arbitration, such amounts have not been reflected in our condensed consolidated statements of operations.
▪On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in the Kusile matter.

◦In May 2021, and in connection with certain claims made against DBT, MHI made a demand and received payment of South African Rand 178.7 (or $12.5 at the time of payment) on bonds issued by a bank.
▪Under the terms of the bonds and our senior credit agreement, we were required to fund the above payment.
▪DBT denies liability for these claims and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 178.7.
▪As such, the amount has been reflected as a non-current asset in our condensed consolidated balance sheet as of July 3, 2021.

◦On June 4, 2021, DBT received a revised version of an interim claim from MHI that was provided on February 26, 2019. DBT has numerous defenses and, thus, does not believe it has a probable liability associated with these claimed damages.

◦See Note 15 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended July 3, 2021 totaled $296.7 and $584.6, respectively, compared to $258.0 and $514.8 during the respective periods in 2020. The increase in revenues during the three and six months ended July 3, 2021, compared to the respective prior-year periods, was due primarily to an increase in organic revenue and, to a lesser extent, the impact of the ULC, Sensors & Software, and Sealite acquisitions. The increase in organic revenue was due primarily to higher sales of heating products and location and inspection equipment, partially offset by lower sales of bus fare collection systems. During the first half of 2020, sales of heating products and location and inspection equipment were impacted negatively by the COVID-19 pandemic. The decline in sales of bus fare collection systems was due primarily to the timing of large projects, as the extent of such projects can fluctuate from period to period.

During the three and six months ended July 3, 2021, we generated operating income of $12.9 and $32.9, respectively, compared to $17.5 and $33.6 for the respective periods in 2020. The decrease in operating income during the three and six months ended July 3, 2021, compared to the respective prior-year periods, was due primarily to higher corporate expense, other operating expense of $2.7 during the second quarter of 2021 related to revisions of recorded assets for asbestos-related claims, and decreases in profitability within our Detection and Measurement reportable segment, partially offset by increases in profitability within our HVAC reportable segment associated with organic revenue growth. The higher corporate expense was due primarily to increased investments in continuous improvement and other strategic initiatives and an increase in incentive compensation expense. The decline in profitability within our detection and measurement reportable segment was due primarily to increased amortization expense associated with the acquisitions of Sealite, ULC, and Sensors & Software and the impact of the decline in sales of bus fare collection systems, partially offset by the impact of the organic revenue growth associated with location and inspection equipment.

Cash flows from operating activities associated with continuing operations totaled $38.9 for the six months ended July 3, 2021, compared to cash flows used in operating activities of $9.9 during the six months ended June 27, 2020. The increase in cash flows from operating activities was due primarily to improved cash flows within our heating and location and inspection businesses associated with improved profitability and decreases in working capital.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the six months ended July 3, 2021, when compared to the consolidated operating results for the 2020 respective period.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of a reduction in revenue during the second quarter of 2021 associated with the settlement of claims on a legacy dry cooling project. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as, when considered in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and six months ended July 3, 2021 and June 27, 2020, respectively, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Revenues	$296.7	$258.0	15.0	$584.6	$514.8	13.6
Gross profit	102.0	88.3	15.5	206.0	178.0	15.7
% of revenues	34.4%	34.2%		35.2%	34.6%
Selling, general and administrative expense	79.2	67.4	17.5	158.5	138.5	14.4
% of revenues	26.7%	26.1%		27.1%	26.9%
Intangible amortization	6.5	2.4	170.8	10.5	5.0	110.0
Special charges, net	0.7	1.0	(30.0)	1.4	1.3	7.7
Other operating (income) expense	2.7	—	*	2.7	(0.4)	*
Other income, net	7.1	5.4	31.5	14.3	5.8	146.6
Interest expense, net	(3.3)	(4.7)	(29.8)	(7.4)	(9.4)	(21.3)
Income from continuing operations before income taxes	16.7	18.2	(8.2)	39.8	30.0	32.7
Income tax provision	(2.0)	(3.0)	(33.3)	(6.1)	(5.3)	15.1
Income from continuing operations	14.7	15.2	(3.3)	33.7	24.7	36.4

Components of revenue increase:
Organic			9.4			8.0
Foreign currency			1.2			1.1
Acquisitions			6.1			5.4
Settlement of legacy dry cooling contract			(1.7)			(0.9)
Net revenue increase			15.0			13.6
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and six months ended July 3, 2021, the increase in revenues, compared to the respective periods in 2020, was primarily due to an increase in organic revenue and, to a lesser extent, the impact of the ULC, Sensors & Software, and Sealite acquisitions. The increase in organic revenue was due primarily to higher sales of heating products and location and inspection equipment, partially offset by lower sales of bus fare collection systems. During the first half of 2020, sales of heating products and location and inspection equipment were impacted negatively by the COVID-19 pandemic. The decline in sales of bus fare collection systems was due primarily to the timing of large projects, as the extent of such projects can fluctuate from period-to-period.

See “Results of Reportable Segments and Other Operating Segment” for additional details.

Gross Profit — For the three and six months ended July 3, 2021, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2020, was due primarily to the increase in revenues noted above, including the impact of the additional absorption of fixed costs associated with such revenue increase.

Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended July 3, 2021, the increase in SG&A expense, compared to the respective periods in 2020, was due primarily to the incremental SG&A resulting from the acquisitions noted above and the increase in corporate expense related to additional investments in connection with continuous improvement and other strategic initiatives and an increase in incentive compensation.

Intangible Amortization — For the three and six months ended July 3, 2021, the increase in intangible amortization, compared to the respective periods in 2020, was due to the incremental amortization of $4.0 and $5.6 during the three and six months ended July 3, 2021, respectively, related to the acquisitions noted above.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2021 and 2020.

Other Operating (Income) Expense — Other operating expense for the three and six months ended July 3, 2021 related to revisions to recorded assets for asbestos-related claims. Other operating income for the six months ended June 27, 2020 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended July 3, 2021 was composed primarily of income derived from company-owned life insurance policies of $2.7, a gain of $2.2 related to changes in the estimated fair value of an equity security we hold, and pension and postretirement income of $1.6.

Other income, net, for the three months ended June 27, 2020 was composed primarily of a gain of $5.3 related to changes in the estimated fair value of an equity security that we hold and pension and postretirement income of $1.0, partially offset by foreign currency transaction losses of $0.6.

Other income, net, for the six months ended July 3, 2021 was composed primarily of a gains of $7.4 related to changes in the estimated fair value of an equity security we hold, pension and postretirement income of $3.2, income derived from company-owned life insurance policies of $2.7, and income of $1.7 related to a reduction of the parent company guarantees and bank surety bonds liability that were outstanding in connection with the 2016 sale of Balcke Dürr, partially offset by foreign currency transaction losses.

Other income, net, for the six months ended June 27, 2020 was composed primarily of a gain of $5.3 related to a change in the estimated fair value of an equity security that we hold and pension and postretirement income of $2.0.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and six months ended July 3, 2021, compared to the respective periods in 2020, was the result of a lower average effective interest rate during 2021.

Income Tax Provision — For the three months ended July 3, 2021, we recorded an income tax provision of $2.0 on $16.7 of pre-tax income from continuing operations, resulting in an effective rate of 12.0%. This compares to an income tax provision for the three months ended June 27, 2020 of $3.0 on $18.2 of pre-tax income from continuing operations, resulting in an effective rate of 16.5%. The most significant item impacting the income tax provision for the second quarter of 2021 was a benefit of $2.2 related to revisions to liabilities for uncertain tax positions and interest associated with various refund claims. The most significant items impacting the income tax provision for the second quarter of 2020 were (i) $0.5 of tax benefits associated with statute expirations in certain jurisdictions and (ii) $0.3 of excess tax benefits resulting from stock option awards that were exercised during the period.

For the six months ended July 3, 2021, we recorded an income tax provision of $6.1 on $39.8 of pre-tax income from continuing operations, resulting in an effective rate of 15.3%. This compares to an income tax provision for the six months ended June 27, 2020 of $5.3 on $30.0 of pre-tax income from continuing operations, resulting in an effective rate of 17.7%. The most significant items impacting the income tax provision for the first half of 2021 were (i) a benefit of $2.2 noted above recorded during the second quarter of 2021 and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. The most significant items impacting the income tax provision for the first half of 2020 were (i) $1.5 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period and (ii) the $0.5 of tax benefits associated with the statute expirations noted above.

RESULTS OF REPORTABLE SEGMENTS AND OTHER OPERATING SEGMENT
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments and other operating segment.
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

HVAC Reportable Segment

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Revenues	$185.4	$165.2	12.2	$361.0	$328.0	10.1
Income	25.4	19.6	29.6	47.7	37.3	27.9
% of revenues	13.7%	11.9%		13.2%	11.4%
Components of revenue increase:
Organic			14.1			10.7
Foreign currency			0.8			0.7
Settlement of legacy dry cooling contract			(2.7)			(1.3)
Net revenue increase			12.2			10.1
Revenues — For the three and six months ended July 3, 2021, the increase in revenues, compared to the respective periods in 2020, was due primarily to an increase in organic revenue for the segment’s heating products, partially offset by a reduction of revenue during the second quarter of 2021 related to the settlement of a legacy dry cooling contract. Sales of heating products during the first half of 2020 were impacted negatively by (i) a warmer than normal winter and (ii) the COVID-19 pandemic.

Income — For the three and six months ended July 3, 2021, the increase in income and margin, compared to the respective periods in 2020, was due primarily to the increase in revenues noted above.

Backlog — The segment had backlog of $190.7 and $193.2 as of July 3, 2021 and June 27, 2020, respectively.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Revenues	$111.2	$92.1	20.7	$222.8	$184.0	21.1
Income	11.4	16.0	(28.8)	31.4	34.2	(8.2)
% of revenues	10.3%	17.4%		14.1%	18.6%
Components of revenue increase:
Organic			1.6			4.1
Foreign currency			1.9			1.9
Acquisitions			17.2			15.1
Net revenue increase			20.7			21.1
Revenues — For the three and six months ended July 3, 2021, the increase in revenues, compared to the respective periods in 2020, was due primarily to the impact of the acquisitions of Sealite, ULC, and Sensors & Software and, to a lesser extent, the impact of changes in foreign currency exchange rates and an increase in organic revenue. The increase in organic revenue was primarily the result of higher sales of location and inspection equipment, partially offset by lower sales of bus fare collection systems during the three and six months ended July 3, 2021. During the first half of 2020, sales of location and inspection equipment were impacted negatively by the COVID-19 pandemic, while the decline in sales of bus fare collection systems was due primarily to the timing of large projects, as the extent of such projects can fluctuate from period to period.

Income — For the three and six months ended July 3, 2021, the decrease in income and margin, compared to the respective periods in 2020, was due primarily to increased amortization expense associated with the acquisitions of Sealite, ULC, and Sensors & Software and the impact of the decline in sales of bus fare collection systems, partially offset by the impact of the organic revenue growth associated with location and inspection equipment.

Backlog — The segment had backlog of $141.9 and $68.7 as of July 3, 2021 and June 27, 2020, respectively. Aggregate backlog related to ULC, Sensors and Software and Sealite totaled $39.0 as of July 3, 2021.

Other

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Revenues	$0.1	$0.7	*	$0.8	$2.8	*
Loss	(3.9)	(4.3)	*	(8.5)	(8.6)	*
% of revenues	*	*		*	*
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and six months ended July 3, 2021, the decrease in revenues, compared to the respective periods in 2020, was due to a decline in organic revenue resulting from lower sales related to the large power projects in South Africa, as these projects are in the latter stages of completion.

Loss — For the three and six months ended July 3, 2021, the loss decreased, compared to the respective periods in 2020, as a result of the wind-down activities noted above for the large power projects in South Africa. The losses for all periods presented relate primarily to legal costs associated with the claims matters for the large power projects in South Africa.

Backlog — The operating segment had a backlog of $3.1 and $4.0 as of July 3, 2021 and June 27, 2020, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Total consolidated revenues	$296.7	$258.0	15.0	$584.6	$514.8	13.6
Corporate expense	13.3	9.7	37.1	27.5	22.0	25.0
% of revenues	4.5%	3.8%		4.7%	4.3%
Long-term incentive compensation expense	3.3	3.1	6.5	6.1	6.4	(4.7)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three and six months ended July 3, 2021, compared to the respective periods in 2020, was due primarily to increased investments in continuous improvement and other strategic initiatives and an increase in incentive compensation expense.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three months ended July 3, 2021, the increase in long-term incentive compensation expense, compared to the respective period in 2020, was due to a higher amount award forfeitures during the 2020 period. The decrease in long-term incentive compensation during the six months ended July 3, 2021, compared to the respective period in 2020, was due to revisions to/finalization of the liability associated with the 2018 long-term cash awards. See Note 14 to our condensed consolidated financial statements for additional details.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 3, 2021 and June 27, 2020.

	Six months ended
	July 3, 2021	June 27, 2020
Continuing operations:
Cash flows from (used in) operating activities	$38.9	$(9.9)
Cash flows used in investing activities	(82.2)	(7.2)
Cash flows from financing activities	0.9	119.8
Cash flows from discontinued operations	38.8	35.1
Change in cash and equivalents due to changes in foreign currency exchange rates	4.4	(2.3)
Net change in cash and equivalents	$0.8	$135.5

Operating Activities — The increase in cash flows from operating activities during the six months ended July 3, 2021, compared to the respective period in 2020, was due primarily to improved cash flows within our location and inspection and heating businesses associated with improved profitability and decreases in working capital.

Investing Activities — Cash flows used in investing activities for the six months ended July 3, 2021 were comprised primarily of cash utilized in the acquisition of Sealite of $81.6 and capital expenditures of $4.2, partially offset by proceeds from company-owned life insurance policies of $3.9.

Cash flows used in investing activities for the six months ended June 27, 2020 were comprised of capital expenditures of $8.3, partially offset by proceeds from company-owned life insurance policies of $1.1.

Financing Activities — Cash flows from financing activities for the six months ended July 3, 2021 were comprised of net borrowings under our various debt instruments of $5.1, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.2.

Cash flows from financing activities for the six months ended June 27, 2020 were comprised of net borrowings under our various debt instruments of $123.6, partially offset by (i) minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $2.3 and (ii) $1.5 related to contingent consideration paid in connection with the SGS acquisition, which was completed in July 2019.

Discontinued Operations — Cash flows from discontinued operations for the six months ended July 3, 2021 and June 27, 2020 related primarily to cash flows from operations generated by Transformers Solutions, partially offset by cash disbursements related to liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2021 and 2020.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended July 3, 2021.

	December 31, 2020	Borrowings	Repayments	Other(5)	July 3, 2021
Revolving loans (1)	$129.8	$102.0	$(91.8)	$—	$140.0
Term loan(2)	248.6	—	(3.1)	0.2	245.7
Trade receivables financing arrangement(3)	28.0	132.0	(134.0)	—	26.0
Other indebtedness(4)	6.0	0.5	(0.5)	(1.0)	5.0
Total debt	412.4	$234.5	$(229.4)	$(0.8)	416.7
Less: short-term debt	101.2				168.3
Less: current maturities of long-term debt	7.2				10.4
Total long-term debt	$304.0				$238.0
___________________________

(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we have classified within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period, including proceeds from the expected sale of Transformer Solutions in the fourth quarter of 2021.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.2 and $1.4 at July 3, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At July 3, 2021, we had $24.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $26.0. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.3 and $1.7 and finance lease obligations of $2.7 and $2.6 at July 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At July 3, 2021, we were in compliance with all covenants of our senior credit agreement.
Availability — At July 3, 2021, we had $297.8 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings under the domestic revolving loan facility of $140.0 and $12.2 reserved for domestic letters of credit. During the second quarter of 2021, we reduced the available issuance capacity under our foreign credit instrument facilities from $100.0 to $55.0. At July 3, 2021, we had $28.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $26.2 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $8.8 as of July 3, 2021. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2021.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 3, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

2.1
Stock Purchase Agreement among SPX Corporation, SPX Transformer Solutions, Inc., GE Prolec Transformers, Inc. and Prolec GE Internacional, S. DE RL. DE CV. dated as of June 8, 2021, incorporated by reference from our Current Report on Form 8-K filed on June 9, 2021 (File no. 1-6948).

10.1	Letter agreement dated June 7, 2021 between SPX Corporation and Brian G. Mason.

10.2	Enhanced Severance Agreement dated as of June 7, 2021 between SPX Transformer Solutions, Inc. and Brian G. Mason.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended July 3, 2021, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 3, 2021 and June 27, 2020; (ii) Condensed Consolidated Balance Sheets at July 3, 2021 and December 31, 2020; (iii) Condensed Consolidated Statements of Equity for the three and six months ended July 3, 2021 and June 27, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and June 27, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 5, 2021	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 5, 2021	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer