Form 10-Q
period 2021-10-02
SPX CORP
filed 2021-11-04
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021

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
Common shares outstanding October 29, 2021, 45,413,380

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$285.8	$268.3	$870.4	$783.1
Costs and expenses:
Cost of products sold	191.8	176.6	570.4	513.4
Selling, general and administrative	76.2	67.7	234.7	206.2
Intangible amortization	5.5	3.3	16.0	8.3
Special charges, net	0.5	0.3	1.9	1.6
Other operating (income) expense	—	—	2.7	(0.4)
Operating income	11.8	20.4	44.7	54.0

Other income, net	2.9	2.7	17.2	8.5
Interest expense	(3.5)	(4.5)	(11.1)	(14.0)
Interest income	0.2	0.1	0.4	0.2
Income from continuing operations before income taxes	11.4	18.7	51.2	48.7
Income tax provision	(3.7)	(3.1)	(9.8)	(8.4)
Income from continuing operations	7.7	15.6	41.4	40.3

Income (loss) from discontinued operations, net of tax	(31.0)	7.1	20.3	33.5
Gain (loss) on disposition of discontinued operations, net of tax	354.4	0.1	357.7	(1.2)
Income from discontinued operations, net of tax	323.4	7.2	378.0	32.3

Net income	$331.1	$22.8	$419.4	$72.6

Basic income per share of common stock:
Income from continuing operations	$0.17	$0.35	$0.92	$0.90
Income from discontinued operations	7.13	0.16	8.35	0.73
Net income per share	$7.30	$0.51	$9.27	$1.63

Weighted-average number of common shares outstanding — basic	45.331	44.708	45.244	44.538

Diluted income per share of common stock:
Income from continuing operations	$0.17	$0.34	$0.89	$0.88
Income from discontinued operations	6.93	0.16	8.14	0.71
Net income per share	$7.10	$0.50	$9.03	$1.59

Weighted-average number of common shares outstanding — diluted	46.650	45.894	46.455	45.694

Comprehensive income	$325.0	$24.7	$415.4	$65.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$560.1	$68.3
Accounts receivable, net	212.1	221.0
Contract assets	23.7	32.5
Inventories, net	170.3	143.1
Other current assets (includes income taxes receivable of $2.6 and $27.3 at October 2, 2021 and December 31, 2020, respectively)	80.3	96.1
Assets of discontinued operations	—	121.6
Total current assets	1,046.5	682.6
Property, plant and equipment:
Land	14.0	12.9
Buildings and leasehold improvements	61.7	64.9
Machinery and equipment	230.2	215.6
	305.9	293.4
Accumulated depreciation	(197.9)	(183.4)
Property, plant and equipment, net	108.0	110.0
Goodwill	404.0	368.6
Intangibles, net	337.2	305.0
Other assets	590.9	609.8
Deferred income taxes	3.2	23.9
Assets of discontinued operations	—	219.1
TOTAL ASSETS	$2,489.8	$2,319.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112.3	$104.6
Contract liabilities	50.7	46.3
Accrued expenses	240.6	209.4
Income taxes payable	60.2	0.4
Short-term debt	2.3	101.2
Current maturities of long-term debt	11.4	7.2
Liabilities of discontinued operations	—	115.8
Total current liabilities	477.5	584.9
Long-term debt	233.9	304.0
Deferred and other income taxes	21.3	23.5
Other long-term liabilities	696.8	746.7
Liabilities of discontinued operations	—	30.7
Total long-term liabilities	952.0	1,104.9
Commitments and contingent liabilities (Note 15)
Equity:
Common stock (52,921,832 and 45,372,991 issued and outstanding at October 2, 2021, respectively, and 52,704,973 and 45,032,325 issued and outstanding at December 31, 2020, respectively)	0.5	0.5
Paid-in capital	1,328.2	1,319.9
Retained deficit	(68.7)	(488.1)
Accumulated other comprehensive income	244.5	248.5
Common stock in treasury (7,548,841 and 7,672,648 shares at October 2, 2021 and December 31, 2020, respectively)	(444.2)	(451.6)
Total equity	1,060.3	629.2
TOTAL LIABILITIES AND EQUITY	$2,489.8	$2,319.0

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended October 2, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at July 3, 2021	$0.5	$1,321.2	$(399.8)	$250.6	$(444.3)	$728.2
Net income	—	—	331.1	—	—	331.1
Other comprehensive loss, net	—	—	—	(6.1)	—	(6.1)
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	4.2	—	—	—	4.2
Restricted stock unit vesting	—	(0.2)	—	—	0.1	(0.1)
Balance at October 2, 2021	$0.5	$1,328.2	$(68.7)	$244.5	$(444.2)	$1,060.3

	Nine months ended October 2, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(488.1)	$248.5	$(451.6)	$629.2
Net income	—	—	419.4	—	—	419.4
Other comprehensive loss, net	—	—	—	(4.0)	—	(4.0)
Incentive plan activity	—	9.8	—	—	—	9.8
Long-term incentive compensation expense	—	10.8	—	—	—	10.8
Restricted stock unit vesting	—	(12.3)	—	—	7.4	(4.9)
Balance at October 2, 2021	$0.5	$1,328.2	$(68.7)	$244.5	$(444.2)	$1,060.3

	Three months ended September 26, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at June 27, 2020	$0.5	$1,303.4	$(535.5)	$235.3	$(451.6)	$552.1
Net income	—	—	22.8	—	—	22.8
Other comprehensive income, net	—	—	—	1.9	—	1.9
Incentive plan activity	—	3.1	—	—	—	3.1
Long-term incentive compensation expense	—	3.2	—	—	—	3.2
Restricted stock unit vesting	—	—	—	—	—	—
Balance at September 26, 2020	$0.5	$1,309.7	$(512.7)	$237.2	$(451.6)	$583.1

	Nine months ended September 26, 2020
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Shareholders’ Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(584.8)	$244.3	$(460.0)	$502.4
Impact of adoption of ASU 2016-13 - See Note 2	—	—	(0.5)	—	—	(0.5)
Net income	—	—	72.6	—	—	72.6
Other comprehensive loss, net	—	—	—	(7.1)	—	(7.1)
Incentive plan activity	—	10.7	—	—	—	10.7
Long-term incentive compensation expense	—	9.3	—	—	—	9.3
Restricted stock unit vesting	—	(12.7)	—	—	8.4	(4.3)
Balance at September 26, 2020	$0.5	$1,309.7	$(512.7)	$237.2	$(451.6)	$583.1

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flows from (used in) operating activities:
Net income	$419.4	$72.6
Less: Income from discontinued operations, net of tax	378.0	32.3
Income from continuing operations	41.4	40.3
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	1.9	1.6
Gain on change in fair value of equity security	(9.0)	(7.4)
Deferred and other income taxes	1.9	13.0
Depreciation and amortization	32.1	21.6
Pension and other employee benefits	4.1	5.3
Long-term incentive compensation	9.5	9.6
Other, net	3.6	3.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	62.5	51.1
Inventories	(20.1)	(24.1)
Accounts payable, accrued expenses and other	(31.5)	(101.0)
Cash spending on restructuring actions	(2.4)	(2.3)
Net cash from continuing operations	94.0	11.0
Net cash from discontinued operations	59.8	45.4
Net cash from operating activities	153.8	56.4
Cash flows from (used in) investing activities:
Proceeds from company-owned life insurance policies, net	8.2	1.1
Business acquisitions, net of cash acquired	(120.0)	(87.9)
Capital expenditures	(7.5)	(12.5)
Net cash used in continuing operations	(119.3)	(99.3)
Net cash from (used in) discontinued operations	617.9	(2.5)
Net cash from (used in) investing activities	498.6	(101.8)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	209.1	183.9
Repayments under senior credit facilities	(343.6)	(118.9)
Borrowings under trade receivables financing arrangement	179.0	65.0
Repayments under trade receivables financing arrangement	(207.0)	(60.4)
Net repayments under other financing arrangements	(0.3)	(1.8)
Payment of contingent consideration	—	(1.5)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(4.0)	(1.8)
Net cash from (used in) continuing operations	(166.8)	64.5
Net cash used in discontinued operations	—	—
Net cash from (used in) financing activities	(166.8)	64.5
Change in cash and equivalents due to changes in foreign currency exchange rates	6.2	(3.1)
Net change in cash and equivalents	491.8	16.0
Consolidated cash and equivalents, beginning of period	68.3	54.7
Consolidated cash and equivalents, end of period	$560.1	$70.7

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
Sale of Transformers Solutions Business
On October 1, 2021, we completed the previously announced sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price is subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items, with the net cash proceeds received totaling $620.6. After the sale of Transformer Solutions, we have only a limited presence in the power generation markets and are now focusing our efforts and investments on the HVAC and detection and measurement markets. Historically, Transformer Solutions’ operations have had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power generation markets, and given Transformer Solutions' significance to our historical consolidated financial results, we have concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented. See Note 3 for additional details.

Change in Segment Reporting Structure

As noted above, Transformer Solutions is now being reported as a discontinued operation within the accompanying condensed consolidated financial statements. In addition, the remaining operations of our former Engineered Solutions reportable segment, with annual income representing less than 5% of the total annual income of our reportable segments, are being reported within our HVAC reportable segment, as these operations are now being managed, and evaluated by our Chief Operating Decision Maker, as part of our HVAC cooling business.

Wind-Down of the SPX Heat Transfer Business
As a continuation of our strategic shift away from power-generation markets, during the fourth quarter of 2020, we completed the wind-down of the SPX Heat Transfer business (“Heat Transfer”), which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation in the accompanying condensed consolidated financial statements for all periods presented. See Note 3 for additional details.
Acquisition of ULC

On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $45.0, with payments scheduled to be made upon successful achievement of certain operational and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial milestones noted above would not be achieved. As a result, we reversed the liability of $24.3 during the quarter, with the offset recorded to “Other operating (income) expense” (See Note 9 for further discussion of this matter). The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

Acquisition of Sensors & Software
On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software”), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.5, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $3.9, with payment scheduled to be made upon successful achievement of a financial performance milestone during the twelve months following the date of acquisition. The estimated fair value of such contingent consideration is $0.7, which is reflected as a liability in our condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.
Acquisition of Sealite

On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash proceeds of $80.3, net of cash acquired of $2.3. The post-acquisition operating results of Sealite are reflected within our Detection and Measurement Reportable segment.

Acquisition of ECS

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash proceeds of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $16.8, with payment to be made in 2022 upon successful achievement of certain financial performance milestones. The estimated fair value of such contingent consideration is $8.2, which is reflected as a liability in our condensed consolidated balance sheet as of October 2, 2021. The post-acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

The assets acquired and liabilities assumed in the Sensors & Software, Sealite and ECS transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the nine months ended October 2, 2021, when compared to the consolidated operating results for the 2020 respective period.

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

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on September 2, 2020, November 11, 2020, April 19, 2021 and August 2, 2021, we completed the acquisitions of ULC, Sensors & Software, Sealite and ECS, respectively. The pro forma effects of these acquisitions, to the applicable periods, are not material to the accompanying condensed consolidated results of operations.

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $357.7 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended October 2, 2021.

The final sales price for Transformer Solutions is subject to adjustment based on cash, debt and working capital existing at the closing date, as well as for specified transaction expenses and other specified items, and is subject to agreement with the Purchaser, with final agreement of these items yet to occur. Accordingly, it is possible that the sales price and resulting gain for this divestiture may be materially adjusted in subsequent periods.

The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income (loss) of Transformer Solutions for the three and nine months ended October 2, 2021 and September 26, 2020 are shown below:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$94.4	$95.1	$313.5	$319.6
Costs and expenses:
Cost of product sold	81.3	78.4	258.0	253.5
Selling, general and administrative	10.3	7.0	28.4	23.0
Other income, net	—	0.2	—	0.9
Income before income tax	2.8	9.9	27.1	44.0
Income tax provision	(33.8)	(2.7)	(6.8)	(10.5)
Income (loss) from discontinued operations, net of tax	$(31.0)	$7.2	$20.3	$33.5

The assets and liabilities of Transformer Solutions have been classified as assets and liabilities of discontinued operations as of December 31, 2020. The major line items constituting Transformer Solutions assets and liabilities as of December 31, 2020 are shown below:

ASSETS
Accounts receivable, net	$50.9
Contract assets	48.6
Inventories, net	18.9
Other current assets	3.2
Property, plant and equipment:
Land	6.5
Buildings and leasehold improvements	63.1
Machinery and equipment	141.1
210.7
Accumulated depreciation	(131.0)
Property, plant and equipment, net	79.7
Goodwill	131.3
Other assets	8.1
Total assets - discontinued operations	$340.7
LIABILITIES
Accounts payable	$34.1
Contract liabilities	57.2
Accrued expenses	24.5
Deferred and other income taxes	21.6
Other long-term liabilities	9.1
Total liabilities - discontinued operations	$146.5

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of Heat Transfer in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all prior periods presented.

Major line items constituting pre-tax income (loss) and after-tax income (loss) of Heat Transfer for the three and nine months ended September 26, 2020 are shown below:

	Three months ended	Nine months ended
	September 26, 2020	September 26, 2020
Revenues	$—	$3.2
Cost of product sold	0.1	2.6
Selling, general and administrative	(0.1)	0.1
Special charges, net	0.1	0.5
Income (loss) before income tax	(0.1)	—
Income tax provision	—	—
Income (loss) from discontinued operations, net of tax	$(0.1)	$—

We recognized net gain (loss) of $(3.3) and $0.0 during the three and nine months ended October 2, 2021 and net gain (loss) of $0.1 and $(1.2) during the three and nine months ended September 26, 2020 within “Gain (loss) on disposition of discontinued operations, net of tax” resulting primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior businesses classified as discontinued operations.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments and our other operating segment, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three months ended October 2, 2021
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$104.1	$—	$—	$104.1
Boilers, comfort heating, and ventilation	75.2	—	—	75.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	60.1	—	60.1
Communication technologies, obstruction lighting, and bus fare collection systems	—	46.3	—	46.3
South African projects	—	—	0.1	0.1
	$179.3	$106.4	$0.1	$285.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$154.1	$94.5	$—	$248.6
Revenues recognized over time	25.2	11.9	0.1	37.2
	$179.3	$106.4	$0.1	$285.8

	Nine months ended October 2, 2021
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$317.3	$—	$0.2	$317.5
Boilers, comfort heating, and ventilation	223.0	—	—	223.0
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	193.4	—	193.4
Communication technologies, obstruction lighting, and bus fare collection systems	—	135.8	—	135.8
South African projects	—	—	0.7	0.7
	$540.3	$329.2	$0.9	$870.4

Timing of Revenue Recognition
Revenues recognized at a point in time	$474.8	$292.5	$—	$767.3
Revenues recognized over time	65.5	36.7	0.9	103.1
	$540.3	$329.2	$0.9	$870.4

	Three months ended September 26, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$107.7	$—	$0.2	$107.9
Boilers, comfort heating, and ventilation	74.9	—	—	74.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	52.0	—	52.0
Communication technologies, obstruction lighting, and bus fare collection systems	—	33.2	—	33.2
South African Projects	—	—	0.3	0.3
	$182.6	$85.2	$0.5	$268.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$160.6	$76.2	$—	$236.8
Revenues recognized over time	22.0	9.0	0.5	31.5
	$182.6	$85.2	$0.5	$268.3

	Nine months ended September 26, 2020
Reportable Segments and Other	HVAC	Detection and Measurement	Other	Total

Major product lines
Package and process cooling equipment and services	$319.4	$—	$0.6	$320.0
Boilers, comfort heating, and ventilation	191.2	—	—	191.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	148.0	—	148.0
Communication technologies, obstruction lighting, and bus fare collection systems	—	121.2	—	121.2
South African projects	—	—	2.7	2.7
	$510.6	$269.2	$3.3	$783.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$429.6	$245.4	$0.2	$675.2
Revenues recognized over time	81.0	23.8	3.1	107.9
	$510.6	$269.2	$3.3	$783.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of October 2, 2021 and December 31, 2020:

Contract Balances	October 2, 2021	December 31, 2020	Change
Contract Accounts Receivable(1)	$202.8	$210.6	$(7.8)
Contract Assets	23.7	32.5	(8.8)
Contract Liabilities - current	(50.7)	(46.3)	(4.4)
Contract Liabilities - non-current(2)	(5.9)	(3.4)	(2.5)
Net contract balance	$169.9	$193.4	$(23.5)
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $23.5 decrease in our net contract balance from December 31, 2020 to October 2, 2021 was due primarily to cash payments received from customers during the period, partially offset by revenue recognized during the period.
During the three and nine months ended October 2, 2021, we recognized revenues of $8.6 and $31.8, respectively, related to our contract liabilities at December 31, 2020.
Performance Obligations

As of October 2, 2021, the aggregate amount allocated to remaining performance obligations was $102.5. We expect to recognize revenue on approximately 63% and 86% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the nine months ended October 2, 2021.

(6)    INFORMATION ON REPORTABLE SEGMENTS AND “OTHER” OPERATING SEGMENT
We are a global supplier of highly specialized, engineered solutions with operations in over 15 countries and sales in over 100 countries around the world.
Our DBT Technologies (PTY) LTD (“DBT”) operating segment is reported within an “Other” category outside of our reportable segments. We have aggregated our other operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income or loss for each of our operating segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling equipment products for the HVAC industrial and power generation markets, as well as boilers and comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia.

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
Financial data for our reportable segments and our other operating segment for the three and nine months ended October 2, 2021 and September 26, 2020 are presented below:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues:
HVAC reportable segment	$179.3	$182.6	$540.3	$510.6
Detection and Measurement reportable segment	106.4	85.2	329.2	269.2
Other	0.1	0.5	0.9	3.3
Consolidated revenues	$285.8	$268.3	$870.4	$783.1

Income (loss):
HVAC reportable segment	$21.4	$26.8	$69.1	$64.1
Detection and Measurement reportable segment	9.9	14.2	41.3	48.4
Other	(4.1)	(5.3)	(12.6)	(13.9)
Total income for segments	27.2	35.7	97.8	98.6

Corporate expense	(11.5)	(11.8)	(39.0)	(33.8)
Long-term incentive compensation expense	(3.4)	(3.2)	(9.5)	(9.6)
Special charges, net	(0.5)	(0.3)	(1.9)	(1.6)
Other operating income (expense)(1)	—	—	(2.7)	0.4
Consolidated operating income	$11.8	$20.4	$44.7	$54.0
___________________________
(1) For the nine months ended October 2, 2021, includes a charge of $2.7 related to revisions of recorded assets for asbestos-related claims. For the nine months ended September 26, 2020, includes a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended October 2, 2021 and September 26, 2020 are described in more detail below:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
HVAC reportable segment	$—	$—	$0.2	$0.5
Detection and Measurement reportable segment	—	—	0.6	0.1
Other	0.5	—	1.1	0.2
Corporate	—	0.3	—	0.8
Total	$0.5	$0.3	$1.9	$1.6

HVAC — Charges for the nine months ended October 2, 2021 related to severance costs associated with a restructuring action at one of the segment's heating businesses. Charges for the nine months ended September 26, 2020 related primarily to severance costs associated with restructuring actions at one of the segment's heating businesses and its Cooling Americas business.
Detection and Measurement — Charges for the nine months ended October 2, 2021 related to severance costs for restructuring actions at the segment's location and inspection businesses. Charges for the nine months ended September 26, 2020 related to severance costs for a restructuring action at the segment's bus fare collection systems business.
Other — Charges for the three and nine months ended October 2, 2021 included an asset impairment charge and severance costs incurred in connection with the wind-down activities at DBT. Charges for the nine months ended September 26, 2020 included severance costs at DBT.
Corporate — Charges for the three and nine months ended September 26, 2020 related to asset impairment and other charges associated with the move to a new corporate headquarters.
No significant future charges are expected to be incurred under actions approved as of October 2, 2021.
The following is an analysis of our restructuring liabilities for the nine months ended October 2, 2021 and September 26, 2020:

	Nine months ended
	October 2, 2021	September 26, 2020
Balance at beginning of year	$1.5	$1.7
Special charges (1)	1.4	1.2
Utilization — cash	(2.4)	(2.3)
Currency translation adjustment and other	—	(0.2)
Balance at end of period	$0.5	$0.4
___________________________
(1) For the nine months ended October 2, 2021 and September 26, 2020, excludes $0.5 and $0.4, respectively, of non-cash charges that impacted “Special charges” but not the restructuring liabilities.

(8)    INVENTORIES, NET
Inventories at October 2, 2021 and December 31, 2020 comprised the following:

	October 2, 2021	December 31, 2020
Finished goods	$58.1	$49.4
Work in process	23.7	21.3
Raw materials and purchased parts	102.4	84.3
Total FIFO cost	184.2	155.0
Excess of FIFO cost over LIFO inventory value	(13.9)	(11.9)
Total inventories, net	$170.3	$143.1

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 31% and 35% of total inventory at October 2, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended October 2, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations (1)	Impairments (2)	Foreign Currency Translation	October 2, 2021
HVAC reportable segment
Gross goodwill	$492.2	$—	$—	$(6.5)	$485.7
Accumulated impairments	(340.6)	—	—	4.5	(336.1)
Goodwill	151.6	—	—	(2.0)	149.6

Detection and Measurement reportable segment
Gross goodwill	351.5	64.2	—	(3.6)	412.1
Accumulated impairments	(134.5)	—	(23.3)	0.1	(157.7)
Goodwill	217.0	64.2	(23.3)	(3.5)	254.4

Other
Gross goodwill	—	—	—	—	—
Accumulated impairments	—	—	—	—	—
Goodwill	—	—	—	—	—

Total
Gross goodwill	843.7	64.2	—	(10.1)	897.8
Accumulated impairments	(475.1)	—	(23.3)	4.6	(493.8)
Goodwill	$368.6	$64.2	$(23.3)	$(5.5)	$404.0
___________________________
(1)Reflects (i) goodwill acquired with the Sealite and ECS acquisitions of $38.5 and $20.6, respectively, (ii) an increase in ULC's goodwill during 2021 of $3.1 resulting from revisions to the valuation of certain assets and liabilities and income tax accounts, and (iii) an increase in Sensors & Software's goodwill of $2.0 resulting from revisions to the valuation of certain assets and liabilities and income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Sealite, ECS and Sensors & Software acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

(2)As indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset to “Other operating (income) expense.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, are indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill. As such, we tested ULC’s indefinite-lived intangible assets and goodwill for impairment during the quarter. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge to “Other operating (income) expense” of $24.3 during the quarter, with $23.3 related to goodwill and the remainder to trademarks.

Other Intangibles, Net
Identifiable intangible assets at October 2, 2021 and December 31, 2020 comprised the following:

	October 2, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives (1):
Customer relationships	$126.6	$(23.7)	$102.9	$103.4	$(16.2)	$87.2
Technology	65.9	(10.5)	55.4	54.4	(6.8)	47.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	22.4	(16.7)	5.7	18.8	(12.5)	6.3
	219.4	(55.4)	164.0	181.1	(40.0)	141.1
Trademarks with indefinite lives (2)	173.2	—	173.2	163.9	—	163.9
Total	$392.6	$(55.4)	$337.2	$345.0	$(40.0)	$305.0
___________________________
(1)The identifiable intangible assets associated with the Sealite and ECS acquisitions consist of customer backlog of $1.9 and $0.8, respectively, customer relationships of $12.1 and $12.6, respectively, technology of $6.6 and $5.8, respectively, and definite-lived trademarks of $0.0 and $1.2, respectively.

(2)Changes during the nine months ended October 2, 2021 related primarily to the acquisition of Sealite trademarks of $11.6 and, as previously discussed, the impairment charge of $1.0 related to ULC's trademarks.

In connection with the acquisitions of Sealite and ECS, which have definite-lived intangible assets as noted above, we increased our estimated annual amortization expense related to intangible assets to approximately $21.0 for the full year 2021, and $19.0 for 2022 and each of the four years thereafter.
At October 2, 2021, the net carrying value of intangible assets with determinable lives consisted of $22.4 in the HVAC reportable segment and $141.6 in the Detection and Measurement reportable segment. At October 2, 2021, trademarks with indefinite lives consisted of $105.5 in the HVAC reportable segment and $67.7 in the Detection and Measurement reportable segment.
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
Based on our annual goodwill impairment testing during the fourth quarter of 2020, we concluded that the estimated fair value of each of our reporting units, exclusive of Cues, Inc. (“Cues”), Patterson-Kelley, LLC (“Patterson-Kelley”) and ULC, exceeded the carrying value of their respective net assets by over 75%. The estimated fair values of Cues and Patterson-Kelley exceeded the carrying value of their respective net assets by approximately 12% and 3%, while ULC's fair value approximates the carrying value of its net assets. The total goodwill for Cues, Patterson-Kelley and ULC was $47.9, $14.2 and $17.1, respectively, as of October 2, 2021. A change in assumptions used in valuing Cues, Patterson-Kelley, or ULC (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in these reporting units estimated fair value being less than the respective carrying value of their net assets. If any of these reporting units is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill.

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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	October 2, 2021	September 26, 2020
Balance at beginning of year	$35.3	$31.8
Acquisitions	—	1.6
Provisions	8.0	8.2
Usage	(7.2)	(7.8)
Currency translation adjustment	—	0.1
Balance at end of period	36.1	33.9
Less: Current portion of warranty	12.1	11.9
Non-current portion of warranty	$24.0	$22.0

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$—	$—	$—	$—
Interest cost	2.1	2.7	6.3	8.1
Expected return on plan assets	(2.2)	(2.4)	(6.6)	(7.2)
Net periodic pension benefit (income) expense	$(0.1)	$0.3	$(0.3)	$0.9

Foreign Pension Plans

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$—	$—	$—	$—
Interest cost	0.8	1.0	2.4	3.0
Expected return on plan assets	(1.4)	(1.4)	(4.2)	(4.4)
Net periodic pension benefit income	$(0.6)	$(0.4)	$(1.8)	$(1.4)

Postretirement Plans

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.4	0.9	1.2
Amortization of unrecognized prior service credits	(1.2)	(1.2)	(3.6)	(3.6)
Net periodic postretirement benefit income	$(0.9)	$(0.8)	$(2.7)	$(2.4)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended October 2, 2021:

	December 31, 2020	Borrowings	Repayments	Other(5)	October 2, 2021
Revolving loans (1)	$129.8	$209.1	$(338.9)	$—	$—
Term loan(2)	248.6	—	(4.7)	0.3	244.2
Trade receivables financing arrangement(3)	28.0	179.0	(207.0)	—	—
Other indebtedness(4)	6.0	0.6	(0.9)	(2.3)	3.4
Total debt	412.4	$388.7	$(551.5)	$(2.0)	247.6
Less: short-term debt	101.2				2.3
Less: current maturities of long-term debt	7.2				11.4
Total long-term debt	$304.0				$233.9

___________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.1 and $1.4 at October 2, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.3 and $1.7 and finance lease obligations of $1.1 and $2.6 at October 2, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2020 Annual Report on Form 10-K.
On May 24, 2021 we elected to reduce our participating foreign credit instrument facility and bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, by an aggregate amount of $20.0 and $25.0, respectively. The facility reduction resulted in a write-off of deferred finance costs of $0.2, recorded to “Interest expense” in the condensed consolidated statement of operations for nine months ended October 2, 2021.
At October 2, 2021, we had $437.8 of available borrowing capacity under our revolving credit facilities, after giving effect to $12.2 reserved for domestic letters of credit. In addition, at October 2, 2021, we had $31.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $23.8 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.6% at October 2, 2021.
At October 2, 2021, we were in compliance with all covenants of our senior credit agreement.

Off Balance Sheet Arrangements

As of October 2, 2021, in connection with the sale of Transformer Solutions and pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021, surety bonds totaling approximately $27.4 remained in place at the time of sale. Transformer Solutions and the Purchaser provided us an indemnity in the event that any of the bonds are called. Under the Stock Purchase Agreement, the Purchaser has 90 days to arrange for substitute surety bonds.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $245.3, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of October 2, 2021 and December 31, 2020, the unrealized loss, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $2.2 and $5.9, respectively. In addition, as of October 2, 2021, the fair value of our interest rate swap agreements totaled $2.9, with $2.4 recorded as a current liability and the remainder in long-term liabilities, and $7.8 at December 31, 2020 (with $1.4 recorded as a current liability and the remainder in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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
We had FX forward contracts with an aggregate notional amount of $8.6 and $6.3 outstanding as of October 2, 2021 and December 31, 2020, respectively, with all of the $8.6 scheduled to mature within one year.
Commodity Contracts
From time to time, we enter into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The commodity contracts relate solely to Transformer Solutions. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended October 2, 2021. At December 31, 2020, the outstanding notional amount of commodity contracts was 3.2 pounds of copper. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent the commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings. As of December 31, 2020, the fair value of these contracts was a current asset of $2.4. Since these commodity contracts related to our Transformer Solutions business, the amount has been recorded within assets of discontinued operations in the accompanying condensed consolidated balance sheet. The unrealized gain, net of taxes, recorded in AOCI was $1.5 as of December 31, 2020.

(14)    EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weighted-average number of common shares used in basic income per share	45.331	44.708	45.244	44.538
Dilutive securities — Employee stock options and restricted stock units	1.319	1.186	1.211	1.156
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.650	45.894	46.455	45.694

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.222 and 0.631, respectively, for the three months ended October 2, 2021, and 0.261 and 0.631, respectively, for the nine months ended October 2, 2021.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.4 and $3.2 for the three months ended October 2, 2021 and September 26, 2020 and $9.5 and $9.6 for the nine months ended October 2, 2021 and September 26, 2020, respectively. The related tax benefit was $0.6 and $0.8 for the three months ended October 2, 2021 and September 26, 2020 and $1.6 and $2.4 for the nine months ended October 2, 2021 and September 26, 2020, respectively.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended October 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$240.1	$(2.0)	$12.5	$250.6
Other comprehensive loss before reclassifications	(5.0)	(0.4)	—	(5.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	(0.9)	(0.7)
Current-period other comprehensive loss	(5.0)	(0.2)	(0.9)	(6.1)
Balance at end of period	$235.1	$(2.2)	$11.6	$244.5
__________________________
(1)Net of tax benefit of $0.7 as of October 2, 2021 and July 3, 2021.
(2)Net of tax provision of $4.0 and $4.3 as of October 2, 2021 and July 3, 2021, respectively. The balances as of October 2, 2021 and July 3, 2021 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended October 2, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$238.6	$(4.4)	$14.3	$248.5
Other comprehensive income (loss) before reclassifications	(3.5)	3.1	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.9)	(2.7)	(3.6)
Current-period other comprehensive income (loss)	(3.5)	2.2	(2.7)	(4.0)
Balance at end of period	$235.1	$(2.2)	$11.6	$244.5
__________________________
(1)Net of tax benefit of $0.7 and $1.4 as of October 2, 2021 and December 31, 2020, respectively.
(2)Net of tax provision of $4.0 and $4.9 as of October 2, 2021 and December 31, 2020, respectively. The balances as of October 2, 2021 and December 31, 2020 include unamortized prior service credits.
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
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended October 2, 2021 and September 26, 2020:

	Amount Reclassified from AOCI
	Three months ended
	October 2, 2021	September 26, 2020	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(0.3)	$(0.5)	Income from discontinued operations, net of tax
Swaps	0.6	1.4	Interest expense
Pre-tax	0.3	0.9
Income taxes	(0.1)	(0.2)
	$0.2	$0.7

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.2)	$(1.2)	Other income, net
Income taxes	0.3	0.3
	$(0.9)	$(0.9)
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the nine months ended October 2, 2021 and September 26, 2020:

	Amount Reclassified from AOCI
	Nine months ended
	October 2, 2021	September 26, 2020	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(3.8)	$0.1	Income from discontinued operations, net of tax
Swaps	2.6	3.2	Interest expense
Pre-tax	(1.2)	3.3
Income taxes	0.3	(0.8)
	$(0.9)	$2.5

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.6)	$(3.6)	Other income, net
Income taxes	0.9	0.9
	$(2.7)	$(2.7)

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
Our recorded liabilities related to these matters totaled $540.4 and $575.7 at October 2, 2021 and December 31, 2020, respectively. Of these amounts, $469.5 and $499.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at October 2, 2021 and December 31, 2020, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at October 2, 2021 and December 31, 2020:

	October 2, 2021	December 31, 2020
Insurance recovery assets (1)	$453.9	$496.4
Liabilities for claims (2)	499.4	535.2
__________________________
(1)Of these amounts, $403.9 and $446.4 are included in “Other assets” at October 2, 2021 and December 31, 2020, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $444.8 and $479.9 are included in “Other long-term liabilities” at October 2, 2021 and December 31, 2020, respectively, while the remainder is included in “Accrued expenses.”
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

The following table presents information regarding activity for the asbestos-related claims for the nine months ended October 2, 2021 and September 26, 2020:

	Nine months ended	Nine months ended
	October 2, 2021	September 26, 2020
Pending claims, beginning of period	9,782	11,079
Claims filed	2,044	1,730
Claims resolved	(1,797)	(2,651)
Pending claims, end of period	10,029	10,158

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
During the nine months ended October 2, 2021 and September 26, 2020, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $39.8 and $23.3, were $(2.2) and $15.8, respectively. The nine months ended October 2, 2021 includes insurance proceeds of $15.0, associated with the settlement of an asbestos insurance coverage matter. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the nine months ended October 2, 2021, we recorded a charge of $2.7 related to revisions of recorded assets for asbestos-related claims. There were no other changes in estimates associated with our assets and liabilities related to our asbestos product liability matters during the three and nine months ended October 2, 2021 and three and nine months ended September 26, 2020.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,100.0 (or $72.5). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 566.5 (or $37.4), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.5 of bonds upon the completion of certain administrative milestones; (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations for the nine months ended October 2, 2021. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations for the nine months ended October 2, 2021.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 950.0 or $62.6), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $26.9) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $11.6). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $27.6) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $27.6) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $27.6) as a non-current asset within our condensed consolidated balance sheet as of October 2, 2021.

The remaining bond of $1.9 issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition to this bond, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statement of operations for the nine months ended October 2, 2021.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of October 2, 2021, we had liabilities for site investigation and/or remediation at 25 sites (25 sites at December 31, 2020) that we own or control, or formerly owned and controlled. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of October 2, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 11 sites at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of October 2, 2021, we had gross unrecognized tax benefits of $7.3 (net unrecognized tax benefits of $6.4). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 2, 2021, gross accrued interest totaled $3.1 (net accrued interest of $2.5). As of October 2, 2021, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended October 2, 2021, we recorded an income tax provision of $3.7 on $11.4 of pre-tax income from continuing operations, resulting in an effective rate of 32.5%. This compares to an income tax provision for the three months ended September 26, 2020 of $3.1 on $18.7 of pre-tax income from continuing operations, resulting in an effective rate of 16.6%. The most significant item impacting the income tax provision for the third quarter of 2021 was $0.7 of expense related to the revaluation of certain deferred tax liabilities due to an enacted tax rate increase. The most significant item impacting the income tax provision for the third quarter of 2020 was $1.2 of tax benefits related to our U.S. tax credits and incentives.

For the nine months ended October 2, 2021, we recorded an income tax provision of $9.8 on $51.2 of pre-tax income from continuing operations, resulting in an effective rate of 19.1%. This compares to an income tax provision for the nine months ended September 26, 2020 of $8.4 on $48.7 of pre-tax income from continuing operations, resulting in an effective rate of 17.2%. The most significant items impacting the income tax provision for the first nine months of 2021 were (i) a benefit of $2.2 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, partially offset by (iii) $1.3 of expense related to the revaluation of deferred tax liabilities due to an enacted tax rate increase. The most significant items impacting the income tax provision for the first nine months of 2020 were (i) $1.5 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) the $1.2 of tax benefits associated with U.S. tax credits and incentives noted above, and (iii) $0.5 of tax benefits associated with statute expirations in certain jurisdictions during the second quarter of 2020.

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

Valuation Methodologies Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 1.0, respectively, at October 2, 2021). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees have expired and bonds have been periodically returned. As of October 2, 2021, all remaining bonds have been returned. Summarized below are changes in the liability and asset during the nine months ended October 2, 2021 and September 26, 2020.

	Nine months ended
	October 2, 2021		September 26, 2020
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—	$2.0	$0.3
Reduction/Amortization for the period (2)	(1.7)	—	(0.3)	(0.2)
Impact of changes in foreign currency rates	(0.1)	—	0.1	—
Balance at end of period	$—	$—	$1.8	$0.1
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

Contingent Consideration for Sensors & Software and ECS Acquisitions - In connection with the acquisitions of Sensors & Software and ECS, the respective sellers are eligible for additional cash consideration of up to $3.9 and $16.8, respectively, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration is $0.7 and $8.2, respectively, with such amounts reflected as liabilities within our condensed consolidated balance sheets. We estimated the fair value of the contingent consideration for these acquisitions based on the probability of Sensors & Software and ECS achieving the applicable milestones.
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
Valuation Methodologies Used to Measure Fair Value on a Recurring Basis
Derivative Financial Instruments — Our financial derivative assets and liabilities include commodity contracts (until the sale of Transformer Solutions), interest rate swaps, and FX forward contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of October 2, 2021, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and nine months ended

October 2, 2021 and September 26, 2020, we recorded a gain of $1.6 and $9.0, respectively and $2.1 and $7.4, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of October 2, 2021 and December 31, 2020, the equity security had an estimated fair value of $36.0 and $27.0, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of October 2, 2021 and December 31, 2020 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, and uncertainties with respect to costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions, and changes in the economy, as well as the impacts of the coronavirus disease (the “COVID-19 pandemic”) and governmental responses to stem further outbreaks of the COVID-19 pandemic, which is further discussed below and in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

COVID-19 PANDEMIC, SUPPLY CHAIN DISRUPTIONS, AND OTHER ECONOMIC FACTORS

The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first half of 2020, with diminishing impacts during the second half of 2020 and during the first nine months of 2021. During the third quarter of 2021, certain of our businesses began to experience disruptions in the supply chain, which has negatively impacted their production of goods and, thus, resulted in lower absorption of manufacturing costs and delays in shipments to customers during the quarter. Our businesses are also experiencing increased costs for certain components, commodities, and services and, in some cases, labor shortages. We are taking actions to manage any additional costs and other potential impacts of these matters. We will continue to assess the actual and expected impacts and the need for further actions.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦ULC Robotics (“ULC”)
▪Acquired on September 2, 2020 for cash proceeds of $89.2, net of cash acquired of $4.0.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $40.0.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.
▪The seller was eligible for additional cash consideration of up to $45.0, upon achievement of certain operating and financial performance milestones.
▪Contingent Consideration
•During the third quarter of 2021, we concluded that the operating and financial milestones associated with the contingent consideration would not be achieved.
•As a result, we reversed the related liability of $24.3, with the offset to “Other operating (income) expense.”

•See Note 1 to our condensed consolidated financial statements for additional details.
▪Indefinite-Lived Intangible Assets and Goodwill
•We also concluded that the lack of achievement of the above milestones, along with lower than anticipated future cash flows, are indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill.
•As such, we tested ULC’s indefinite-lived intangible assets and goodwill for impairment during the quarter.
•Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business.
•As a result, we recorded an impairment charge of $24.3 to “Other operating (income) expense,” with $23.3 related to goodwill and the remainder to trademarks.
•See Note 9 to our condensed consolidated financial statements for additional details.

◦Sensors & Software, Inc. (“Sensors & Software”)
▪Acquired on November 11, 2020 for cash proceeds of $15.5, net of cash acquired of $0.3.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $7.0.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.
▪The seller is eligible for additional cash consideration of up to $3.9, upon achievement of certain financial performance milestones.

◦Sealite Pty Ltd and Affiliated Entities (“Sealite”)
▪Acquired on April 19, 2021 for cash proceeds of $80.3, net of cash acquired of $2.3.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $33.0.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.

◦Enterprise Control Systems Ltd (“ECS”)
▪Acquired on August 2, 2021 for cash proceeds of $39.4, net of cash acquired of $5.1.
▪Revenues for the twelve months prior to the date of acquisition totaled approximately $10.9.
▪Post-acquisition operating results are included within the Detection and Measurement reportable segment.
▪The seller is eligible for additional cash consideration of up to $16.8, upon achievement of certain financial performance milestones.

•Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On June 8, 2021, we signed a definitive agreement to sell Transformer Solutions for cash proceeds of $645.0.
◦Transformer Solutions has been included in discontinued operations for all periods presented.
◦On October 1, 2021, we completed the sale for net cash proceeds of $620.6 and recorded a gain of $357.7 to “Gain (loss) on disposition of discontinued operations, net of tax.”

•Change in Segment Reporting Structure
◦In connection with the disposition of Transformer Solutions and its classification as a discontinued operation, we have eliminated the Engineered Solutions reportable segment.
◦The remaining operations of the former Engineered Solutions reportable segment have been reflected within our HVAC reportable segment for all periods presented.

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
▪As such, the amount has been reflected as a non-current asset in our condensed consolidated balance sheet as of October 2, 2021.

◦On June 4, 2021, DBT received a revised version of an interim claim from MHI that was provided on February 26, 2019. DBT has numerous defenses and, thus, does not believe it has a probable liability associated with these claimed damages.

◦See Note 15 to our condensed consolidated financial statements for additional details.

•Cash Receipts in the Third Quarter of 2021
◦Received federal income tax refunds of $22.4.
◦Received insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and nine months ended October 2, 2021 totaled $285.8 and $870.4, respectively, compared to $268.3 and $783.1 during the respective periods in 2020. The increase in revenues during the three and nine months ended October 2, 2021, compared to the respective prior-year periods, was due primarily to the impact of the ULC, Sensors & Software, Sealite and ECS acquisitions and an increase in organic revenue. The increase in organic revenue was due primarily to higher sales of heating and underground pipe and locator products, partially offset by lower sales of bus fare collection systems. During the first half of 2020, sales of heating and underground pipe and locator products were impacted negatively by the COVID-19 pandemic. The decline in sales of bus fare collection systems was due primarily to the timing of large projects, as the extent of such projects can fluctuate from period to period.

During the three and nine months ended October 2, 2021, we generated operating income of $11.8 and $44.7, respectively, compared to $20.4 and $54.0 for the respective periods in 2020. The decrease in operating income during the three months ended October 2, 2021, compared to the respective prior-year period, was due primarily to additional amortization expense and one-time costs (e.g., charges for inventory adjusted to fair value at the acquisition date) associated with recent acquisitions and lower absorption of manufacturing costs at certain of our businesses due to disruptions in their supply chain. The decrease in operating income during the nine months ended October 2, 2021, compared to the respective prior-year period, was due primarily to higher corporate expense related to increased investments in continuous improvement and other strategic initiatives and an increase in incentive compensation expense.

Cash flows from operating activities associated with continuing operations totaled $94.0 for the nine months ended October 2, 2021, compared to cash flows from operating activities of $11.0 during the nine months ended September 26, 2020. The increase in cash flows from operating activities was due primarily to improved cash flows within our heating and underground pipe and locator businesses associated with improved profitability and decreases in working capital, as well as third quarter 2021 cash receipts related to federal tax refunds of $22.4 and insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the five additional days on our consolidated operating results for the nine months ended October 2, 2021, when compared to the consolidated operating results for the 2020 respective period.
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
The following table provides selected financial information for the three and nine months ended October 2, 2021 and September 26, 2020, respectively, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Revenues	$285.8	$268.3	6.5	$870.4	$783.1	11.1
Gross profit	94.0	91.7	2.5	300.0	269.7	11.2
% of revenues	32.9%	34.2%		34.5%	34.4%
Selling, general and administrative expense	76.2	67.7	12.6	234.7	206.2	13.8
% of revenues	26.7%	25.2%		27.0%	26.3%
Intangible amortization	5.5	3.3	66.7	16.0	8.3	92.8
Special charges, net	0.5	0.3	66.7	1.9	1.6	18.8
Other operating (income) expense	—	—	*	2.7	(0.4)	*
Other income, net	2.9	2.7	7.4	17.2	8.5	102.4
Interest expense, net	(3.3)	(4.4)	(25.0)	(10.7)	(13.8)	(22.5)
Income from continuing operations before income taxes	11.4	18.7	(39.0)	51.2	48.7	5.1
Income tax provision	(3.7)	(3.1)	19.4	(9.8)	(8.4)	16.7
Income from continuing operations	7.7	15.6	(50.6)	41.4	40.3	2.7

Components of revenue increase:
Organic			0.7			5.4
Foreign currency			0.7			1.0
Acquisitions			5.1			5.3
Settlement of legacy dry cooling contract			—			(0.6)
Net revenue increase			6.5			11.1
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended October 2, 2021, the increase in revenues, compared to the respective period in 2020, was due primarily to the impact of the acquisitions of Sealite, ULC, Sensors and Software, and ECS and, to a lesser extent, an increase in organic revenue and the favorable impact of foreign currency exchange rates. The increase in organic revenue was due to higher sales of cooling products in the Americas region, as well as higher sales of underground pipe and locator, communication technologies, and obstruction lighting products. These increases in organic revenue were partially offset by lower sales of cooling products in the EMEA region and bus fare collection systems. For the nine months ended October 2, 2021, the increase in revenues, compared to the respective period in 2020, was primarily due to an increase in organic revenue and the impact of the acquisitions noted above. The increase in organic revenue was due primarily to higher sales of heating and underground pipe and locator products, partially offset by lower sales of bus fare collection systems. During the first half of

2020, sales of heating and underground pipe and locator products were impacted negatively by the COVID-19 pandemic. The decline in sales of bus fare collection systems was due primarily to the timing of large projects, as the extent of such projects can fluctuate from period-to-period.

See “Results of Reportable Segments and Other Operating Segment” for additional details.

Gross Profit — For the three and nine months ended October 2, 2021, the increase in gross profit, compared to the respective periods in 2020, was due primarily to the increase in revenues noted above. The decrease in gross profit as a percentage of revenues during the three months ended October 2, 2021, compared to the respective period in 2020, was due primarily to lower absorption of manufacturing costs at the HVAC segment’s heating businesses associated with disruptions in the supply chain.

Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended October 2, 2021, the increase in SG&A expense, compared to the respective periods in 2020, was due primarily to the incremental SG&A resulting from the acquisitions noted above. In addition, SG&A expense during the nine months ended October 2, 2021 was impacted by an increase in corporate expense associated with additional investments in connection with continuous improvement and other strategic initiatives and an increase in incentive compensation.

Intangible Amortization — For the three and nine months ended October 2, 2021, the increase in intangible amortization, compared to the respective periods in 2020, was due to the incremental amortization of $2.2 and $7.8, respectively, related to the acquisitions noted above.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first nine months of 2021 and 2020.
Other Operating (Income) Expense — Other operating expense for the nine months ended October 2, 2021 related to revisions to recorded assets for asbestos-related claims. Other operating income for the nine months ended September 26, 2020 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income, net — Other income, net, for the three months ended October 2, 2021 was composed primarily of a gain of $1.6 related to a change in the estimated fair value of an equity security that we hold, a gain of $0.4 related to the sale of a trading security, and pension and postretirement income of $1.6, partially offset by foreign currency transaction losses of $0.8.

Other income, net, for the three months ended September 26, 2020 was composed primarily of a gain of $2.1 related to a change in the estimated fair value of an equity security that we hold and pension and postretirement income of $0.9, partially offset by foreign currency transaction losses of $0.3.

Other income, net, for the nine months ended October 2, 2021 was composed primarily of a gain of $9.0 related to a change in the estimated fair value of an equity that security we hold, pension and postretirement income of $4.8, income derived from company-owned life insurance policies of $2.7, and income of $1.7 related to a reduction of the liability associated with the parent company guarantees and bank surety bonds that were outstanding in connection with the 2016 sale of Balcke Dürr, partially offset by foreign currency transaction losses of $1.1.

Other income, net, for the nine months ended September 26, 2020 was composed primarily of a gain of $7.4 related to a change in the estimated fair value of an equity security that we hold and pension and postretirement income of $2.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended October 2, 2021, compared to the respective periods in 2020, was the result of a lower average effective interest rate and lower average debt balances during 2021.

Income Tax Provision — For the three months ended October 2, 2021, we recorded an income tax provision of $3.7 on $11.4 of pre-tax income from continuing operations, resulting in an effective rate of 32.5%. This compares to an income tax provision for the three months ended September 26, 2020 of $3.1 on $18.7 of pre-tax income from continuing operations, resulting in an effective rate of 16.6%. The most significant item impacting the income tax provision for the third quarter of 2021 was $0.7 of expense related to the revaluation of certain deferred tax liabilities due to an enacted tax rate increase. The most significant item impacting the income tax provision for the third quarter of 2020 was $1.2 of tax benefits related to our U.S. tax credits and incentives.

For the nine months ended October 2, 2021, we recorded an income tax provision of $9.8 on $51.2 of pre-tax income from continuing operations, resulting in an effective rate of 19.1%. This compares to an income tax provision for the nine months ended September 26, 2020 of $8.4 on $48.7 of pre-tax income from continuing operations, resulting in an effective rate of 17.2%. The most significant items impacting the income tax provision for the first nine months of 2021 were (i) a benefit of $2.2 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, partially offset by (iii) $1.3 of expense related to the revaluation of deferred tax liabilities due to an enacted tax rate increase. The most significant items impacting the income tax provision for the first nine months of 2020 were (i) $1.5 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the period, (ii) the $1.2 of tax benefits associated with U.S. tax credits and incentives noted above, and (iii) $0.5 of tax benefits associated with statute expirations in certain jurisdictions during the second quarter of 2020.

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
HVAC Reportable Segment

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Revenues	$179.3	$182.6	(1.8)	$540.3	$510.6	5.8
Income	21.4	26.8	(20.1)	69.1	64.1	7.8
% of revenues	11.9%	14.7%		12.8%	12.6%
Components of revenue increase (decrease):
Organic			(2.4)			6.0
Foreign currency			0.6			0.7
Settlement of legacy dry cooling contract			—			(0.9)
Net revenue increase (decrease)			(1.8)			5.8
Revenues — For the three months ended October 2, 2021, the decrease in revenues, compared to the respective period in 2020, was due to a net decline in organic revenue related primarily to the segment’s cooling business in the EMEA region, as this business had some large projects that contributed significant revenue to the segment’s results in the third quarter of 2020. Despite a significant increase in orders during the third quarter of 2021, organic revenue for the segment’s heating businesses was relatively flat during the quarter as production and shipments for the businesses were negatively impacted by disruptions in the supply chain.

For the nine months ended October 2, 2021, the increase in revenues, compared to the respective period in 2020, was due primarily to an increase in organic revenue for the segment’s heating businesses. Sales of heating products during the first half of 2020 were impacted negatively by (i) a warmer than normal winter and (ii) the COVID-19 pandemic. In addition, and as indicated above, sales for the segment’s heating businesses during the third quarter of 2021 were negatively impacted by disruptions in the supply chain.

Income — For the three months ended October 2, 2021, the decrease in income and margin, compared to the respective period in 2020, was due primarily to the revenue decline noted above and a decline in manufacturing cost absorption at the segment’s heating businesses associated with disruptions in the supply chain.

For the nine months ended October 2, 2021, the increase in income and margin, compared to the respective period in 2020, was due primarily to the increase in revenues noted above.

Backlog — The segment had backlog of $204.0 and $182.6 as of October 2, 2021 and September 26, 2020, respectively.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Revenues	$106.4	$85.2	24.9	$329.2	$269.2	22.3
Income	9.9	14.2	(30.3)	41.3	48.4	(14.7)
% of revenues	9.3%	16.7%		12.5%	18.0%
Components of revenue increase:
Organic			7.6			5.2
Foreign currency			1.1			1.6
Acquisitions			16.2			15.5
Net revenue increase			24.9			22.3
Revenues — For the three and nine months ended October 2, 2021, the increase in revenues, compared to the respective periods in 2020, was due primarily to the impact of the acquisitions of ECS, Sealite, ULC, and Sensors and Software and, to a lesser extent, organic revenue growth and the impact foreign currency exchange rates. The increase in organic revenue was primarily the result of higher sales of underground pipe and locator products and, to a lesser extent, higher sales of communication technologies and obstruction lighting products. These increases in organic revenue were offset partially by lower sales of bus fare collection systems. During the first half of 2020, sales of underground pipe and locator products were impacted negatively by the COVID-19 pandemic, while the decline in in sales of bus fare collection systems in the current-year period was due primarily to the timing of large projects, as extent of such projects can fluctuate from period to period.

Income — For the three and nine months ended October 2, 2021, the decrease in income and margin, compared to the respective periods in 2020, was due primarily to increased amortization expense, as well as inventory step-up charges ($0.7 and $2.3 during the three and nine months ended October 2, 2021), associated with the acquisitions noted above, partially offset by the income associated with the increases in revenue noted above.

Backlog — The segment had backlog of $176.5 and $89.5 as of October 2, 2021 and September 26, 2020, respectively. Aggregate backlog related to Sensors and Software, Sealite and ECS, businesses acquired after September 26, 2020, totaled $50.2 as of October 2, 2021.
Other

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Revenues	$0.1	$0.5	*	$0.9	$3.3	*
Loss	(4.1)	(5.3)	*	(12.6)	(13.9)	*
% of revenues	*	*		*	*
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and nine months ended October 2, 2021, the decrease in revenues, compared to the respective periods in 2020, was due to lower sales related to the large power projects in South Africa, as these projects are in the latter stages of completion.

Loss — For the three and nine months ended October 2, 2021, the loss decreased, compared to the respective periods in 2020, as a result of the wind-down activities noted above for the large power projects in South Africa. The losses for all periods presented relate primarily to legal costs associated with the claims matters for the large power projects in South Africa.

Backlog — The operating segment had a backlog of $2.9 and $3.9 as of October 2, 2021 and September 26, 2020, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Total consolidated revenues	$285.8	$268.3	6.5	$870.4	$783.1	11.1
Corporate expense	11.5	11.8	(2.5)	39.0	33.8	15.4
% of revenues	4.0%	4.4%		4.5%	4.3%
Long-term incentive compensation expense	3.4	3.2	6.3	9.5	9.6	(1.0)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the nine months ended October 2, 2021, compared to the respective periods in 2020, was due primarily to increased investments in continuous improvement and other strategic initiatives and an increase in incentive compensation expense.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three months ended October 2, 2021, the increase in long-term incentive compensation expense, compared to the respective period in 2020, was due to a higher amount award forfeitures during the 2020 period. The decrease in long-term incentive compensation during the nine months ended October 2, 2021, compared to the respective period in 2020, was due to revisions to/finalization of the liability associated with the 2018 long-term cash awards during the first quarter of 2021, partially offset by the impact of a lower amount of award forfeitures during 2021. See Note 14 to our condensed consolidated financial statements for additional details.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended October 2, 2021 and September 26, 2020.

	Nine months ended
	October 2, 2021	September 26, 2020
Continuing operations:
Cash flows from operating activities	$94.0	$11.0
Cash flows used in investing activities	(119.3)	(99.3)
Cash flows from (used in) financing activities	(166.8)	64.5
Cash flows from discontinued operations	677.7	42.9
Change in cash and equivalents due to changes in foreign currency exchange rates	6.2	(3.1)
Net change in cash and equivalents	$491.8	$16.0

Operating Activities — The increase in cash flows from operating activities during the nine months ended October 2, 2021, compared to the respective period in 2020, was due primarily to improved cash flows within our underground pipe and locator and heating businesses associated with improved profitability and decreases in working capital, as well as third quarter 2021 cash receipts related to federal tax refunds of $22.4 and insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter.

Investing Activities — Cash flows used in investing activities for the nine months ended October 2, 2021 were comprised primarily of cash utilized in the acquisitions of Sealite and ECS of $80.3 and $39.4, respectively, and capital expenditures of $7.5, partially offset by proceeds from company-owned insurance policies of $8.2.

Cash flows used in investing activities for the nine months ended September 26, 2020 were comprised of cash utilized for the acquisition of ULC of $87.9 and capital expenditures of $12.5, partially offset by proceeds from company-owned life insurance policies of $1.1.

Financing Activities — Cash flows used in financing activities for the nine months ended October 2, 2021 were comprised of net repayments under our various debt instruments of $162.8 and minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.0.

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

Discontinued Operations — Cash flows from discontinued operations for the nine months ended October 2, 2021 include proceeds received in connection with the sale of Transformers Solutions of $620.6. In addition, cash flows from discontinued operations for the nine months ended October 2, 2021 and September 26, 2020 include cash flows from operations generated by Transformers Solutions, partially offset by cash disbursements related to liabilities retained in connection with dispositions.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2021 and 2020.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended October 2, 2021.

	December 31, 2020	Borrowings	Repayments	Other(5)	October 2, 2021
Revolving loans (1)	$129.8	$209.1	$(338.9)	$—	$—
Term loan(2)	248.6	—	(4.7)	0.3	244.2
Trade receivables financing arrangement(3)	28.0	179.0	(207.0)	—	—
Other indebtedness(4)	6.0	0.6	(0.9)	(2.3)	3.4
Total debt	412.4	$388.7	$(551.5)	$(2.0)	247.6
Less: short-term debt	101.2				2.3
Less: current maturities of long-term debt	7.2				11.4
Total long-term debt	$304.0				$233.9
___________________________

(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.1 and $1.4 at October 2, 2021 and December 31, 2020, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(4)Primarily includes balances under a purchase card program of $2.3 and $1.7 and finance lease obligations of $1.1 and $2.6 at October 2, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
At October 2, 2021, we were in compliance with all covenants of our senior credit agreement.
Availability — At October 2, 2021, we had $437.8 of available borrowing capacity under our revolving credit facilities, after giving effect to $12.2 reserved for domestic letters of credit. During the second quarter of 2021, we reduced the available issuance capacity under our foreign credit instrument facilities from $100.0 to $55.0. At October 2, 2021, we had $31.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $23.8 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap and foreign currency forwards contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $8.9 as of October 2, 2021. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2021.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 2, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	SPX Corporation financial information from its Form 10-Q for the quarterly period ended October 2, 2021, formatted in Inline XBRL, including: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 2, 2021 and September 26, 2020; (ii) Condensed Consolidated Balance Sheets at October 2, 2021 and December 31, 2020; (iii) Condensed Consolidated Statements of Equity for the three and nine months ended October 2, 2021 and September 26, 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and September 26, 2020; and (v) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: November 3, 2021	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: November 3, 2021	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer