Form 10-K
period 2021-12-31
SPX CORP
filed 2022-02-25
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2021 was $2,744,821,519. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 18, 2022 was 45,491,812.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 10, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX CORPORATION AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties facing us include economic, business and other risks stemming from our internal operations, legal and regulatory risks, and uncertainties with respect to costs and availability of raw materials, availability of labor, pricing pressures, pension funding requirements, integration of acquisitions, and changes in the economy, as well as the impacts of the coronavirus disease (the “COVID-19 pandemic”), which is further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the risks and uncertainties discussed in this filing, including under the heading “Risk Factors,” and any subsequent filing with the U.S. Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks, uncertainties, and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these discussions of risks and uncertainties may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility, except to the extent we are legally required, to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
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

Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided coming out of the Spin-Off that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during 2016. Additionally, during 2018, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business, with the wind-down completed during the fourth quarter of 2020. As a result of completing such wind-down activities, we are reporting the Heat Transfer business as a discontinued operation for all periods presented. Lastly, with its substantial completion of the remaining scope on the large power projects in South Africa, our South African subsidiary, DBT Technologies (PTY) LTD’s (“DBT”), completed wind-down activities during the fourth quarter of 2021. As a result of completing wind-down activities, we are now reporting the DBT business as a discontinued operation for all periods presented. See MD&A and Notes 1 and 4 to our consolidated financial statements for further discussion of these actions.

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

On April 19, 2021 and August 2, 2021, we completed the acquisitions of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, "Sealite"), and Enterprise Control Systems Ltd ("ECS"), respectively. Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products, while ECS is a manufacturer and designer of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. The post-acquisition operating results of Sealite and ECS are reflected within our Detection and Measurement reportable segment.

On October 1, 2021 we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. We are reporting Transformer Solutions as a discontinued operation for all periods presented. See Notes 1 and 4 to our consolidated financial statements for further details. In connection with the disposition of Transformer Solutions and its classification as a discontinued operation, we have eliminated the Engineered Solutions reportable segment and have reflected the remaining operations of the former Engineered Solutions reportable segment within the HVAC reportable segment for all periods presented.

On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. The post-acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.
Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC and detection and measurement markets. With operations in 15 countries and approximately 3,100 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
HVAC solutions offered by our businesses include package and process cooling equipment, engineered air quality solutions, residential and commercial boilers, comfort heating, and ventilation products. Our market leading brands, coupled with our commitment to continuous innovation and focus on our customers’ needs, enables our HVAC cooling and heating businesses to serve an expanding number of industrial, commercial and residential customers. Growth for our HVAC businesses will be driven by innovation, increased scalability, and our ability to meet the needs of broader markets.

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

Reportable Segments
Our operating segments are aggregated into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income for our reportable segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $752.1, $740.8 and $738.7 in 2021, 2020 and 2019, respectively, and backlog of $226.9 and $150.1 as of December 31, 2021 and 2020, respectively. Approximately 97% of the segment’s backlog as of December 31, 2021 is expected to be recognized as revenue during 2022. The segment engineers, designs, manufactures, installs and services cooling products and engineered air quality solutions for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley, Recold, SGS and Cincinnati Fan, while our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, and Patterson-Kelley brands, and our WM Technologies subsidiary sells its products under the Weil-McLain and Williamson-Thermoflo brands.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $467.4, $387.3 and $384.9 in 2021, 2020 and 2019, respectively, and backlog of $153.6 and $89.3 as of December 31, 2021 and 2020, respectively. Approximately 71% of the segment’s backlog as of December 31, 2021 is expected to be recognized as revenue during 2022. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, bus fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia Pacific. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Riser Bond, Warren G-V, Cues, ULC Robotics, and Sensors & Software. Our bus fare collection systems, communication technologies, and obstruction lighting are sold under the Genfare, TCI, Flash Technology, Sabik Marine, Sealite, Avlite and ECS brand names, respectively.
Acquisitions
We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired Sealite, ECS, and Cincinnati Fan in 2021, ULC and Sensors & Software in 2020, and Sabik, SGS, and Patterson-Kelley in 2019.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As previously indicated, the divestiture of Transformer Solutions was completed in 2021. There were no divestitures of businesses in 2020 or 2019. As previously indicated, we completed the wind-down of our DBT and Heat Transfer businesses in the fourth quarters of 2021 and 2020, respectively.
International Operations
We are a multinational corporation with operations in over 15 countries. Sales outside the United States were $228.0, $192.4 and $150.9 in 2021, 2020 and 2019, respectively.
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
Patents/Trademarks
We own 163 domestic and 265 foreign patents (comprising 154 patent “families”), including 34 patents that were issued in 2021, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
Outsourcing and Raw Materials
We manufacture many of the components used in our products; however, our strategy includes outsourcing certain components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product or component and ultimately to our inability to supply products to our customers. We believe that we generally will be able to continue to obtain adequate supplies of key products, components or appropriate substitutes at reasonable costs. For information regarding COVID-19 impacts, please refer to "MD&A - COVID-19 Pandemic, Supply Chain Disruptions, and Other Economic Factors."
We are subject to increases in the prices of many of our key raw materials, including petroleum-based products and steel. In recent years, we have generally been able to offset increases in raw material costs. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.
Due to our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices. For information regarding COVID-19 impacts, please refer to "MD&A - COVID-19 Pandemic, Supply Chain Disruptions, and Other Economic Factors."
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
Environmental Matters
See “MD&A — Critical Accounting Estimates — Contingent Liabilities,” “Risk Factors - Risks Related to Contingent Liabilities” and Note 15 to our consolidated financial statements for information regarding environmental matters.
Human Capital Resources
At December 31, 2021, we had approximately 3,100 employees, with approximately 2,400 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Six domestic collective bargaining agreements cover approximately 300 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. As such, we strive to provide an environment where employees are developed and provided challenging career growth opportunities, and know their inputs and contributions are appreciated. We offer a “Total Rewards” program that provides comprehensive compensation and benefits packages that are competitive with the market and choices designed to reward employees and assist them in managing their well-being. In 2021, we also focused significant time on re-working many of our policies and programs to provide increased flexibility and work-life balance to our team members. Together, these opportunities present significant growth potential for our employees from a financial, professional, and personal standpoint.

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. Recent areas of focus include: the enhancement of our Front-line Leadership Program, introduction of a new on-demand learning platform and the on-going expansion of our talent review and succession planning programs. We also were able to successfully move even more of our education and training programs to an online format to allow for expanded participation and broader, time-flexible development.

During 2021, we continued our focus on enhancing our Diversity, Equity & Inclusion programs, aimed at ensuring we provide an inclusive environment where everyone feels valued and respected. We launched our formal Diversity & Inclusion Statement and published an enterprise charter to align the organization on our commitments. Our Executive Leadership Team and Diversity & Inclusion Council, both comprised of senior leaders from across the enterprise and led by our CEO, facilitated listening sessions with employees from across the globe to learn what was important to them and how we could create an even better work environment. In response to the feedback received, multiple initiatives were undertaken to increase communications, build the capabilities of our leaders (we trained over 500 employees on how to Create an Inclusive Environment) and on furthering the dialogue across the enterprise. A Day of Understanding was held in each business to communicate, engage and educate our global teams. Our networking and action groups, comprised of dozens of “Ambassadors” from across the company, were active participants in the development and implementation of our strategies and programming to ensure that the actions we take drive meaningful and impactful results for our employees. We believe that through these efforts we can unlock greater potential, provide new opportunities for our employees, and benefit from diverse backgrounds and points of view. Valuing diversity and inclusion is, and will be, an on-going part of the culture we are continuously working to strengthen.
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

The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first half of 2020, with diminishing impacts during the second half of 2020 and during 2021. The COVID-19 pandemic could have an adverse impact on our business and consolidated financial results during 2022 and we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental responses to the pandemic, as well as the pace of vaccination efforts and the emergence of new variants of the virus that cause COVID-19, are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

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

The impact of the COVID-19 pandemic has resulted, and could continue to result, in:

•Disruptions in our supply chain or increased costs for certain components or commodities;
•Labor shortages and difficulties filling the positions within our organization;
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
•An adverse impact to the funded status of our defined benefit pension plans, which could result in (i) a material charge during the fourth quarter of 2022 and (ii) on a longer-term, additional funding requirements for the plans;
•The diversion of management’s attention from core business operations; and
•Restructuring charges if we decide to reduce headcount as a result of a decline in customer demand.

Any of the above risks could have a material adverse impact on our business and consolidated financial results.

Risks Related to Contingent Liabilities

Our South African subsidiary is subject to various claims, disputes, enforcement actions, litigation, arbitration and other legal proceedings related to two large power projects in South Africa that could ultimately be resolved against it.

Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has now substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT is currently involved in a number of claims relating to these challenges and may be subject to other claims, which could be significant. SPX has provided parent company guarantees to certain counterparties in connection with these projects. We cannot give assurance that these claims and the costs to assert DBT's claims and defend claims against DBT will not have a material adverse effect on our financial position, results of operations, or cash flows. See “MD&A - Critical Accounting Estimates - Contingent Liabilities” and Note 15 to our consolidated financial statements for further discussion.
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
Furthermore, contract timing on projects, including those relating to communication technologies, fare collection systems, and process cooling systems and towers may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable Segments.”
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
We are exposed to a variety of risks relating to the price and availability of raw materials and components. In recent years, we have faced volatility in the prices of many key raw materials (e.g., steel and oil) and key components (e.g. circuit boards), including price increases in response to trade laws and tariffs and shortages related to the COVID-19 pandemic. Increases in the prices of raw materials and components, including as a result of new or increased tariffs or the impact of new trade laws, or shortages or allocations of materials and components may have a material adverse effect on our financial position, results of operations or cash flows, as there may be delays in our ability, or we may not be able, to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
IT security threats are increasing in frequency and sophistication and we have detected numerous attempts to compromise the security of our IT systems. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, ransomware, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations or industrial processes are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

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
A portion of our revenues and earnings is generated through fixed-price contracts, particularly within our HVAC reportable segment. We recognize revenues for certain of these contracts over-time whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
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

Risks Related to Macro-Economic, Domestic and World Events
Governmental laws and regulations could negatively affect our business.
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
In 2021, approximately 81% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
•Government embargoes or foreign trade restrictions such as antidumping duties, as well as the imposition of trade sanctions by the United States against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into or exported from the United States or reduce our sales and harm our business and the relaxation of embargoes and foreign trade restrictions, by the United States could adversely affect the market for our products in the United States;
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
•Local, regional or worldwide hostilities, including armed conflicts, could impact our operations;
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
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that increases in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant adverse long-term climate changes, as well as more near-term changes in weather patterns that could adversely impact our operations. Moreover, growing concern over climate change may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Many of our manufacturing plants and the products we manufacture, particularly in the HVAC reportable segment, use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Additionally, many of the products we manufacture in the HVAC reportable segment use natural gas or oil as a fuel source and may be subject to increasing regulatory restrictions aimed at “de-carbonization” or the elimination of such fuel sources. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products and we may be required to develop product improvements to satisfy developing energy-efficiency targets in order to remain competitive. In addition, the impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress on environmental and sustainability programs and initiatives or fail to develop product improvements to satisfy developing energy-efficiency targets, the results could have an adverse impact on our business, results of operations and financial condition.

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
Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. In addition, we have agreed to retain certain liabilities in connection with the disposition of certain businesses. These liabilities may be significant and could negatively impact our business.
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
At December 31, 2021, we had six domestic collective bargaining agreements covering approximately 300 of our over 3,100 employees. Three of these collective bargaining agreements expire in 2022 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
Risks Related to Financial Matters
We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our senior credit facilities and any existing or future instruments governing our other indebtedness.
Our senior credit facilities and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A - Liquidity and Financial Condition - Senior Credit Facilities” and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
At December 31, 2021, we had goodwill and other intangible assets, net, of $872.8. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2021, our net liability to these plans was $115.5. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2021, we had $246.0 in total indebtedness. On that same date, we had $437.8 of available borrowing capacity under our revolving credit facilities, after giving effect to $12.2 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $30.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $24.7 reserved for outstanding letters of credit. At December 31, 2021, our cash and equivalents balance was $396.0. See “MD&A - Liquidity and Financial Condition - Borrowings” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. Increases in the level of our indebtedness relative to our cash balances could:
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

Failure of our internal control over financial reporting could adversely affect our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance.

We have identified a material weakness in our internal control over financial reporting. If this material weakness is not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Management identified a material weakness in our internal control over financial reporting related to the available insurance coverage for liabilities associated with alleged exposure to asbestos-containing materials. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Item 9A. “Controls and Procedures” of this filing, management has evaluated its assessment of the effectiveness of internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

We are committed to remediating the material weakness as promptly as possible, and management is in the process of implementing the remediation plan; however, there can be no assurance as to when the material weaknesses will be remediated or that additional material weaknesses will not arise in the future. If we are unable to maintain effective internal control over financial reporting, our ability to record, process and report financial information timely and accurately could be adversely affected.

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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2021, we had the ability to issue up to an additional 4.074 shares as restricted stock shares, restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan, and 0.027 under our 2006 Non-Employee Directors’ Stock Incentive Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2021:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	9 U.S. states and 2 foreign countries	16	1.7	1.5
Detection and Measurement reportable segment	8 U.S. states and 4 foreign countries	18	0.4	0.3
Corporate	1 U.S. state	1	—	0.1
Total		35	2.1	1.9
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
On May 11, 2021, our Board of Directors authorized management to repurchase our capital stock over a period expiring at the earlier of May 10, 2022 or such earlier time determined by our Board of Directors in its sole discretion. Under the authorization, we may repurchase shares through open market purchases, privately negotiated transactions or otherwise, and at prices and times and in amounts as we determine, subject to applicable restrictions under our senior credit agreement. Our senior credit agreement permits an unlimited amount of share repurchases if our consolidated leverage ratio (as calculated under the senior credit agreement) is less than 2.75 to 1.00. Otherwise, the senior credit agreement restricts our repurchase of shares if the amount of repurchases in any fiscal year exceeds $100.0 million plus a basket amount based on our cumulative consolidated net income from a specified date.
We have not repurchased any shares under this authorization, and there were no repurchases of common stock during the three months ended December 31, 2021. The number of stockholders of record of our common stock as of February 18, 2022 was 2,355.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2016 and the reinvestment of dividends.

$600
$500
$400
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
SPX Corporation
S&P 500
S&P 1500 Industrials
S&P 600

	2016	2017	2018	2019	2020	2021
SPX Corporation	$100.00	$132.34	$118.09	$214.50	$229.93	$251.60
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 1500 Industrials	100.00	121.06	104.87	136.12	152.03	185.75
S&P 600	100.00	111.73	100.83	121.86	133.53	167.28

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(All currency and share amounts are in millions)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
COVID-19 Pandemic, Supply Chain Disruptions and Labor Shortages, and the Related Impacts to Our Business
The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first half of 2020, with diminishing impacts during the second half of 2020 and during 2021. During the second half of 2021, certain of our businesses began to experience supply chain disruptions and labor shortages, which have negatively impacted their production of goods and, thus, resulted in lower absorption of manufacturing costs and, in some cases, delays in shipments to customers. We are taking actions to manage the potential impacts of these matters and we will continue to assess the actual and expected impacts and the need for further actions.
Change in Accounting Method
Historically, certain of our domestic businesses within our HVAC reportable segment accounted for their inventories under the last-in, last-out (“LIFO”) method. During the fourth quarter of 2021, as a means of harmonizing our accounting method for inventories across all of our businesses, we converted the inventory accounting for these businesses to the first-in, first-out (“FIFO”) method. This change in accounting has been retrospectively applied to our consolidated financial statements. See Note 9 to our consolidated financial statements for further discussion of this change, including the impact of the change on our prior years’ consolidated financial statements.
Executive Overview
Revenues for 2021 totaled $1,219.5, compared to $1,128.1 in 2020 (and $1,123.6 in 2019). The increase in revenues during 2021, compared to 2020, was due primarily to (i) the impact of the ULC and Sensors & Software acquisitions in 2020 and the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and (ii) an increase in organic revenue. The increase in organic revenue was due primarily to higher sales of heating and underground pipe and locator products, partially offset by lower sales of cooling products. During the first half of 2020, sales of heating and underground pipe and locator products were impacted negatively by the COVID-19 pandemic. Sales of cooling products declined in 2021, as several large cooling projects favorably impacted sales in 2020. The increase in revenues in 2020, compared to 2019, was due to the impact of the acquisitions of SGS and Patterson-Kelley during 2019 and ULC and Sensors & Software during 2020, partially offset by a decline in organic revenue in 2020. The decline in organic revenue during 2020 was due primarily to lower sales of heating products, domestic cooling products, and communication technologies products, partially offset by higher sales of cooling products in the international markets. A portion of the organic revenue decline in 2020 was attributable to a decline in customer demand and order delays caused by the COVID-19 pandemic.

For 2021, operating income totaled $73.7, compared to $96.9 in 2020 (and $114.0 in 2019). The decrease in operating income in 2021, compared to 2020, was due primarily to increases in asbestos product liability charges of $16.9 and corporate expense of $10.8. The increase in asbestos product liability charges was due primarily to a continuing unfavorable trend in the percentage of claims with payment (versus claims dismissed without payment), while the increase in corporate expense was due to additional investments in continuous improvement and strategic initiatives and higher incentive compensation expense in 2021. The decrease in operating income in 2020, compared to 2019, was due primarily to declines in profitability associated with lower sales of heating products and higher-margin communication technologies products.

Operating cash flows from continuing operations totaled $131.2 in 2021, compared to $105.2 in 2020 (and $110.0 in 2019). The increase in operating cash flows from continuing operations in 2021, compared to 2020, was due primarily to (i) improved cash flows within our heating and underground pipe and locator businesses associated with improved profitability, (ii) a decline in working capital at certain of our businesses, (iii) insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter, and (iv) income tax refunds, net of tax payments, of $5.5 in 2021 (compared to income tax payments, net of refunds, of $7.6 in 2020). The decrease in operating cash flows from continuing operations in 2020, compared to 2019, was due primarily to a decline in cash flows at certain of our project-related businesses during 2020, as cash receipts for these project-related businesses are often subject to contractual milestones that can impact the timing of cash flows from year-to-year.

Additional details on certain matters noted above as well as significant items impacting the financial results for 2021, 2020, and 2019 are as follows:
2021:
•On April 19, 2021, we completed the acquisition of Sealite.
◦The purchase price for Sealite was $80.3, net of cash acquired of $2.3.
◦The post-acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

•On August 2, 2021, we completed the acquisition of ECS.
◦The purchase price for ECS was $39.4, net of cash acquired of $5.1.
◦The seller is eligible for additional cash consideration of up to $16.8, upon achievement of certain financial performance milestones.
▪The estimated fair value of such contingent consideration was $8.2 as of the date of acquisition, which we reflected as a liability in our condensed consolidated balance sheet as of the end of the third quarter of 2021.
▪During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated fair value/liability of $6.7, with such amount recorded to "Other operating expenses, net" during the quarter.
◦The post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

•On December 15, 2021, we completed the acquisition of Cincinnati Fan.
◦The purchase price for Cincinnati Fan was $145.2, net of cash acquired of $2.5.
◦The post-acquisition operating results of Cincinnati Fan are included within our HVAC reportable segment.

•On October 1, 2021, we completed the sale of Transformer Solutions.
◦Transformer Solutions is included in discontinued operations for all periods presented.
◦We received net cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax.”

•Change in Segment Reporting Structure:
◦In connection with the disposition of Transformer Solutions and its classification as a discontinued operation, we have eliminated the Engineered Solutions reportable segment.
◦The remaining operations of the former Engineered Solutions reportable segment have been reflected within our HVAC reportable segment for all periods presented.

•DBT (our South Africa subsidiary):
◦Large Power Projects
▪On February 22, 2021 and April 28, 2021, DBT received favorable rulings from dispute adjudication panels.
•In connection with the rulings, DBT received South African Rand 126.6 ($8.6 at time of payment) and South African Rand 82.0 ($6.0 at the time of payment), respectively.
•As the rulings are subject to further arbitration, such amounts have not been reflected in our consolidated statement of operations.
•On July 5, 2021, DBT received notice from Mitsubishi Heavy Industries Power – ZAF (or “MHI”) of its intent to seek final and binding arbitration on the matter related to the February 22, 2021 dispute adjudication panel's ruling.
▪In May 2021, and in connection with certain claims made by MHI, MHI made a demand and received payment of South African Rand 178.7 (or $12.5 at the time of payment) on bonds issued by a bank.
•Under the terms of the bonds and our senior credit agreement, we were required to fund the payment.
•DBT denies liability for these claims and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 178.7.
•As such, the amount has been reflected as a non-current asset in our consolidated balance sheet as of December 31, 2021.
▪On June 4, 2021, DBT received a revised version of the interim claim from MHI that was provided on February 26, 2019. DBT has numerous defenses and, thus, does not believe it has a probable liability associated with these claimed damages.
◦In the fourth quarter of 2021, we completed the wind-down of DBT.

▪The wind-down was a culmination of a strategic shift away from the power generation markets.
▪As a result of completing the wind-down plan, we are now reporting DBT as a discontinued operation for all periods presented.

•Asbestos Product Liability Matters:
◦During 2021, we recorded charges of $51.2 related to asbestos product liability matters, with such charges related primarily to a continuing unfavorable trend in the percentage of claims with payment (versus dismissed without payment).
◦Of such charges, $48.6 were reflected in “Income from continuing operations before income taxes” and the remainder in “Gain (loss) on disposition of discontinued operations, net of tax.”
◦Insurance recoveries for asbestos product liability matters, net of payments, totaled $0.3 in 2021.
◦Insurance recoveries included $15.0 associated with the settlement of an insurance coverage matter.
◦See Note 15 to our consolidated financial statements for additional details.

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial gains of $9.9 in the fourth quarter of 2021 in connection with the annual remeasurement of our pension and postretirement plans, with such gains resulting primarily from increases in discount rates.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Changes in the Estimated Fair Value of an Equity Security:
◦Recorded gains of $11.8 within “Other income (expense), net” related to increases in the estimated fair value of an equity security that we hold.
◦See Note 17 to our consolidated financial statements for additional details.

•ULC Contingent Consideration, Indefinite-Lived Intangible Assets, and Goodwill:
◦The seller of ULC was eligible for additional cash consideration of up to $45.0, upon achievement of certain operating and financial performance milestones.
◦During the third quarter of 2021, we concluded that the operating and financial milestones associated with the ULC contingent consideration would not be achieved.
◦As a result, we reversed the related liability of $24.3, with the offset to “Other operating expenses, net.”
◦We also concluded that the lack of achievement of the above milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill.
◦As such, we tested ULC’s infinite-lived intangible assets and goodwill for impairment during the third quarter of 2021.
◦Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business.
◦As a result, we recorded an impairment charge of $24.3 to “Other operating expenses, net,” with $23.3 related to goodwill and the remainder to trademarks.
◦During the fourth quarter of 2021, we performed our annual analysis of ULC’s indefinite-lived intangible assets and goodwill. As a result of such analysis, we recorded impairment charges of $5.2, with $0.3 related to trademarks and $4.9 to goodwill.
◦See Note 1 and 10 to our consolidated financial statements for additional details.

•Sensors & Software Contingent Consideration:
◦The seller of Sensors & Software was eligible for additional cash consideration of up to $3.9, upon achievement of certain financial performance milestones.
◦During the fourth quarter of 2021, we concluded that certain of the financial milestones associated with the Sensors & Software contingent consideration had been achieved.
◦As a result, we recorded an additional charge of $0.6 to “Other operating expenses, net.”
◦The estimated fair value of such contingent consideration is $1.3 and $0.7, which is reflected as a liability in our consolidated balance sheets at December 31, 2021 and 2020, respectively.

2020:
•In February 2020, and as a result of the December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest rate swap agreements. These additional swaps:
◦Had an initial notional amount of $248.4;
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

•In September 2020, MHI made a demand and received payment of South African Rand 239.6 (or $14.3 at the time of payment) on certain bonds that were issued by a bank in favor of MHI.
◦As required under the terms of the bonds and our senior credit agreement, we funded the South African Rand 239.6.
◦In its demand, MHI purported that DBT failed to carry out certain contractual obligations.
◦DBT denies liability and, thus, intends to seek, and believes it is fully entitled to, reimbursement of the South African Rand 239.6 that has been paid.
◦As such, we have reflected the South African Rand 239.6 (or $15.0 and $16.3 at December 31, 2021 and 2020, respectively) within non-current assets on our consolidated balance sheets as of December 31, 2021 and 2020.
◦See Note 15 to our consolidated financial statements for additional details.

•On November 11, 2020, we completed the acquisition of Sensors & Software.
◦The purchase price for Sensors & Software was $15.5, net of cash acquired of $0.3.
◦The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.

•In the fourth quarter of 2020, we completed the wind-down of Heat Transfer.
◦The wind-down was initiated in 2018 after an unsuccessful attempt to sell the business.
◦The wind-down was part of a strategic shift away from the power generation markets.
◦As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.

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

•On December 17, 2019, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $0.6 associated with the write-off of a portion of deferred financing costs associated with the senior credit agreement.

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

•Actuarial Losses on Pension and Postretirement Plans:
◦We recorded net actuarial losses of $10.0 in the fourth quarter of 2019 in connection with the annual remeasurement of our pension and postretirement plans, with such losses resulting primarily from declines in discount rates on our unfunded pension and postretirement plans.
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
Non-GAAP Measures — Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, acquisitions/divestitures, and the impact of a reduction in revenue during 2021 associated with the settlement of claims on a legacy dry cooling project. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under GAAP, should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the years ended December 31, 2021, 2020, and 2019, including the reconciliation of organic revenue increase (decline) to net revenue increase:

	Year ended December 31,			2021 vs	2020 vs
	2021	2020	2019	2020%	2019%
Revenues	$1,219.5	$1,128.1	$1,123.6	8.1%	0.4%
Gross profit	431.8	395.5	402.0	9.2	(1.6)
% of revenues	35.4%	35.1%	35.8%
Selling, general and administrative expense	309.6	272.5	275.8	13.6	(1.2)
% of revenues	25.4%	24.2%	24.5%
Intangible amortization	21.6	14.0	8.9	54.3	57.3
Impairment of goodwill and intangible assets	5.7	0.7	—	*	*
Special charges, net	1.0	2.4	1.5	(58.3)	60.0
Other operating expenses, net	20.2	9.0	1.8	*	*
Other income (expense), net	9.0	(0.1)	(5.2)	*	*
Interest expense, net	(12.8)	(18.2)	(19.4)	(29.7)	(6.2)
Loss on amendment/refinancing of senior credit agreement	—	—	(0.6)	*	*
Income from continuing operations before income taxes	69.9	78.6	88.8	(11.1)	(11.5)
Income tax provision	(10.9)	(4.8)	(12.5)	*	*
Income from continuing operations	59.0	73.8	76.3	(20.1)	(3.3)
Components of consolidated revenue increase:
Organic				2.6	(4.7)
Foreign currency				0.7	—
Settlement of legacy dry cooling contract				(0.4)	—
Acquisitions				5.2	5.1
Net revenue increase				8.1	0.4
___________________________________________________________________
*    Not meaningful for comparison purposes.

Revenues - For 2021, the increase in revenues, compared to 2020, was due primarily to (i) the impact of the acquisitions of ULC and Sensors & Software in 2020 and Sealite, ECS and Cincinnati Fan in 2021 and (ii) an increase in organic revenue. The increase in organic revenue was due primarily to higher sales of heating and underground pipe and locator products, partially offset by lower sales of cooling products. During the first half of 2020, sales of heating and underground pipe and locator products were impacted negatively by the COVID-19 pandemic. Sales of cooling products declined in 2021, as there were several large cooling projects that favorably impacted sales in 2020.

For 2020, the increase in revenues, compared to 2019, was due to the impact of the acquisitions of SGS and Patterson-Kelley during 2019 and ULC and Sensors & Software during 2020, partially offset by a decline in organic revenue in 2020. The decline in organic revenue was due primarily to lower sales of heating products, domestic cooling products, and communication technologies products, partially offset by higher sales of cooling products in the international markets. A portion of the organic revenue decline is attributable to a decline in customer demand and order delays caused by the COVID-19 pandemic. See “Results of Reportable Segments” for additional details.

Gross Profit - For 2021, the increase in gross profit and gross profit as a percentage of revenues, compared to 2020, was due primarily to the revenue increases noted above.

For 2020, the decrease in gross profit and gross profit as a percentage of revenues, compared to 2019, was due primarily to lower sales of high-margin communication technologies products and heating products.

Selling, General and Administrative (“SG&A”) Expense — For 2021, the increase in SG&A expense, compared to 2020, was due primarily to SG&A associated with Sealite, ECS and Cincinnati Fan since their dates of acquisition in 2021 and the impact of a full year’s SG&A associated with the 2020 acquisitions of ULC and Sensors and Software. Also, additional corporate expense in 2021 associated with (i) increased investments in continuous improvement and strategic initiatives and (ii) higher incentive compensation contributed to the increase in SG&A in 2021.

For 2020, the decrease in SG&A expense, compared to 2019, was due primarily to lower incentive compensation and lower travel expense during 2020, with the lower travel expense due to the impact of the COVID-19 pandemic.

Intangible Amortization — For 2021, the increase in intangible amortization, compared to 2020, was due to the amortization expense associated with Sealite, ECS and Cincinnati Fan since their dates of acquisition in 2021 and the impact of a full year’s amortization expense on the 2020 acquisitions of ULC and Sensors and Software.

For 2020, the increase in intangible amortization, compared to 2019, was due primarily to the amortization expense associated with ULC since its date of acquisition in 2020 and the impact of a full year’s amortization expense on the 2019 acquisitions of Sabik, SGS, and Patterson-Kelley.

Impairment of Goodwill and Intangible Assets — During 2021, we recorded impairment charges of $5.2 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. During 2020, we recorded $0.7 of impairment charges related to certain trademarks. See Note 10 to our consolidated financial statements for additional details.
Special Charges, Net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2021, 2020, and 2019. The components of special charges, net, are as follows:

	Year ended December 31,
	2021	2020	2019
Employee termination costs	$1.0	$1.0	$0.5
Facility consolidation costs	—	—	0.5
Other cash costs, net	—	1.0	—
Non-cash asset write-downs	—	0.4	0.5
Total	$1.0	$2.4	$1.5

Other Operating Expenses, Net – During 2021, we recorded charges of $26.3 for asbestos product liability matters related to products that we no longer manufacture, along with a charge of $0.6 related to revisions to the contingent consideration liability associated with the Sensors and Software acquisition, partially offset by income of $6.7 associated with a reduction in the liability associated with the contingent consideration related to the ECS acquisition. The charges for the asbestos product liability matters were due to a change in assumptions for estimating the related liabilities primarily as a result of a continuing unfavorable trend in the percentage of claims with payment (versus claims dismissed without payment). The charge of $0.6 was the result of finalizing the contingent consideration amount that is due on the Sensors & Software acquisition. The income associated with the ECS contingent consideration was due to a change in fair value of the related liability resulting from a lower probability of the business achieving certain defined financial milestones.

During 2020, we recorded charges of $9.4 for asbestos product liability matters, net of a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business. The charges for the asbestos product liability matters were due to a change in assumptions for estimating the related liabilities as a result of recent claim trends.

For 2019, we recorded charges associated with revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income (Expense), Net – Other income, net, for 2021 was composed primarily of pension and post retirement income of $16.4, a gain of $11.8 related to changes in the estimated fair value of an equity security we hold, and income derived from company-owned life insurance policies of $3.2, partially offset by charges of $21.0 associated with asbestos product liability matters. The charges associated with asbestos product liability matters were the result of a change in assumptions for estimating the related liabilities due primarily to a continuing unfavorable trend in the percentage of claims with payment (versus claims dismissed without payment).

Other expense, net, for 2020 was composed primarily of charges of $7.6 associated with asbestos product liability matters, pension and postretirement expense of $3.0, environmental remediation charges of $1.5, and foreign currency transaction losses of $0.6, partially offset by a gain of $8.6 related to changes in the estimated fair value of an equity security we hold and income derived from company-owned life insurance policies of $5.0.

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

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2021, compared to 2020, was the result of lower average effective interest rates and lower average debt balances during 2021.

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
Income Taxes — During 2021, we recorded an income tax provision of $10.9 on $69.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.6%. The most significant items impacting the effective income tax rate for 2021 were (i) earnings in jurisdictions with lower statutory rates, (ii) $4.3 of income tax benefits related to various valuation allowance adjustments, primarily due to foreign tax credits for which the future realization is now considered likely, and (iii) a benefit of $3.5 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims, partially offset by $13.2 of tax expense associated with global intangible low-taxed income created by the liquidation of various recently acquired entities.

During 2020, we recorded an income tax provision of $4.8 on $78.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 6.1%. The most significant items impacting the effective tax rate for 2020 were (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.8 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year.

During 2019, we recorded an income tax provision of $12.5 on $88.8 of pre-tax income from continuing operations, resulting in an effective tax rate of 14.1%. The most significant items impacting the effective tax rate for 2019 were (i) $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iii) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.

Results of Discontinued Operations
Wind-Down of the Heat Transfer Business
Following the Spin-Off, we initiated a strategic shift away from the power generation markets. As part of this strategic shift, we sold the dry cooling and Balcke Dürr businesses in 2016 and commenced efforts to sell the Heat Transfer business. After an unsuccessful attempt to sell the Heat Transfer business, we implemented a wind-down plan for the business in 2018. During the fourth quarter of 2020, we completed the wind-down plan, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation for all periods presented.

Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of Transformer Solutions pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price is subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. In connection with the sale, we received net cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2021 consolidated statement of operations. We have classified the business as a discontinued operation in our consolidated financial statements for all periods presented. See Notes 1 and 4 to our consolidated financial statements for additional details.
Wind-Down of DBT Business
As a culmination of our strategic shift away from power generation markets, we completed the wind-down of our DBT business. As a result, we are now reporting DBT as a discontinued operation in our consolidated financial statements for all periods presented. In connection with the wind-down, we recorded a charge of $19.9 to “Gain (loss) on disposition of discontinued operations, net of taxes” within our consolidated statement of operations for the year ended December 31, 2021 to reflect the write-off of historical currency translation amounts associated with DBT that had been previously reported within “Stockholders' equity” of our consolidated balance sheet. DBT continues to be engaged in various dispute resolution matters related to two large power projects, as indicated in Note 15 to the consolidated financial statements.
Other Discontinued Operations Activity
In addition to Heat Transfer, Transformer Solutions, and DBT, we recognized net losses of $1.3, $3.7 and $4.4 during 2021, 2020 and 2019, respectively. The net losses for 2021, 2020, and 2019 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior businesses classified as discontinued operations.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the years ended December 31, 2021, 2020 and 2019, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2021	2020	2019
Transformer Solutions
Income from discontinued operations	$454.9	$56.9	$39.4
Income tax provision (1)	(51.8)	(14.0)	(8.8)
Income from discontinued operations, net	403.1	42.9	30.6

DBT
Loss from discontinued operations	(37.8)	(16.6)	(43.1)
Income tax benefit	2.7	2.4	7.3
Loss from discontinued operations, net	(35.1)	(14.2)	(35.8)

Heat Transfer
Income (loss) from discontinued operations	(0.3)	0.3	(1.8)
Income tax (provision) benefit	—	(0.1)	0.4
Income (loss) from discontinued operations, net	(0.3)	0.2	(1.4)

All other
Loss from discontinued operations	(7.6)	(4.8)	(4.0)
Income tax (provision) benefit	6.3	1.1	(0.4)
Loss from discontinued operations, net	(1.3)	(3.7)	(4.4)

Total
Income (loss) from discontinued operations	409.2	35.8	(9.5)
Income tax provision	(42.8)	(10.6)	(1.5)
Income (loss) from discontinued operations, net	$366.4	$25.2	$(11.0)
________________________________________________
(1) During the fourth quarter of 2021, we liquidated various recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and income tax benefit of $27.4 within discontinued operations.
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

HVAC Reportable Segment

	Year Ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Revenues	$752.1	$740.8	$738.7	1.5	0.3
Income	104.2	102.7	103.2	1.5	(0.5)
% of revenues	13.9%	13.9%	14.0%
Components of revenue increase:
Organic				1.3	(4.8)
Foreign currency				0.5	(0.1)
Settlement of legacy dry cooling contract				(0.6)	—
Acquisitions				0.3	5.2
Net revenue increase				1.5	0.3
Revenues — For 2021, the increase in revenues, compared to 2020, was due primarily to an increase in organic revenue for the segment’s heating businesses, partially offset by a decline in organic revenue at the segment's cooling businesses due to several large projects that contributed significant revenue to the segment's results in 2020. Sales of heating products during the first half of 2020 were impacted negatively by (i) a warmer than normal winter and (ii) the COVID-19 pandemic.

For 2020, the increase in revenues, compared to 2019, was due to the impact of the SGS and Patterson-Kelley acquisitions in 2019, partially offset by a decline in organic revenue. The decline in organic revenue was due to a decrease in sales of heating products and domestic cooling products. The decline in the sales of heating products was due primarily to (i) warmer than normal weather during the first half of 2020 and (ii) the negative impact of the COVID-19 pandemic on customer demand. The demand for domestic cooling products was also negatively impacted by the COVID-19 pandemic. These declines in organic revenue were offset partially by higher sales of cooling products in the international markets, with such sales favorably impacted by a number of large orders that were secured prior to the COVID-19 pandemic.

Income — For 2021, the increase in income, compared to 2020, was due primarily to the increase in revenues noted above.

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
Backlog — The segment had backlog of $226.9 (including $20.4 related to Cincinnati Fan) and $150.1 as of December 31, 2021 and 2020, respectively. Approximately 97% of the segment’s backlog as of December 31, 2021 is expected to be recognized as revenue during 2022.
Detection and Measurement Reportable Segment

	Year Ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Revenues	$467.4	$387.3	$384.9	20.7	0.6
Income	69.7	69.1	81.7	0.9	(15.4)
% of revenues	14.9%	17.8%	21.2%
Components of revenue increase:
Organic				5.0	(4.4)
Foreign currency				1.1	0.1
Acquisitions				14.6	4.9
Net revenue increase				20.7	0.6
Revenues — For 2021, the increase in revenues, compared to 2020, was due primarily to the impact of the acquisitions of ECS and Sealite in 2021 and ULC and Sensors and Software in 2020 and, to a lesser extent, organic revenue growth and the impact of foreign currency exchange rates. The increase in organic revenue was primarily the result of higher sales of underground pipe and locator products and, to a lesser extent, higher sales of communication technologies and obstruction lighting products. These increases in organic revenue were offset partially by lower sales of bus fare collection systems. During the first half of 2020, sales of underground pipe and locator products were impacted negatively by the COVID-19 pandemic, while the decline in sales of bus fare collection systems in the current year was due primarily to the timing of large projects, as the extent of such projects can fluctuate from year-to-year.

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

Income — For 2021, the increase in income, compared to 2020, was due primarily to the increase in revenue noted above, partially offset by increases in amortization expense of $7.1 and inventory step-up charges of $2.3 associated with the acquisitions noted above. The year-over-year decrease in margins was due primarily to the increases in amortization expense and inventory step-up charges noted above.

For 2020, the decrease in income and margin, compared to 2019, was due primarily to the decline in sales of high-margin communication technologies products noted above.
Backlog — The segment had backlog of $153.6 (including $50.8 related to Sealite and ECS) and $89.3 as of December 31, 2021 and 2020, respectively. Approximately 71% of the segment’s backlog as of December 31, 2021 is expected to be recognized as revenue during 2022.
Corporate Expense and Other Expense

	Year Ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Total consolidated revenues	$1,219.5	$1,128.1	$1,123.6	8.1	0.4
Corporate expense	60.5	49.7	55.0	21.7	(9.6)
% of revenues	5.0%	4.4%	4.9%
Long-term incentive compensation expense	12.8	13.1	12.6	(2.3)	4.0

Corporate Expense — Corporate expense generally relates to the cost associated with our Charlotte, NC corporate headquarters. The increase in corporate expense during 2021, compared to 2020, was due primarily to increased investments in continuous improvement and other strategic initiatives and higher incentive compensation during 2021.

The decrease in corporate expense during 2020, compared to 2019, was due primarily to lower incentive compensation and travel expense during 2020, with the decline in travel expense resulting from the impact of the COVID-19 pandemic.

Long-Term Incentive Compensation Expense —  The decrease in long-term incentive compensation in 2021, compared to 2020, was due primarily to revisions to/finalization of the liability associated with the 2018 long-term cash awards during the first quarter of 2021, partially offset by the impact of a lower amount of award forfeitures during 2021. The increase in long-term incentive compensation in 2020, compared to 2019, was due primarily to the accelerated expense in 2020 on certain awards.

See Note 16 to our consolidated financial statements for further details on our long-term incentive compensation plans.

Liquidity and Financial Condition
Cash Flows
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Continuing operations:
Cash flows from operating activities	$131.2	$105.2	$110.0
Cash flows used in investing activities	(306.0)	(119.9)	(154.9)
Cash flows from (used in) financing activities	(167.8)	16.3	4.7
Cash flows from discontinued operations	663.7	14.5	24.0
Change in cash and equivalents due to changes in foreign currency exchange rates	6.6	(2.5)	2.1
Net change in cash and equivalents	$327.7	$13.6	$(14.1)

2021 Compared to 2020

Operating Activities – The increase in cash flows from operating activities, compared to 2020, was due primarily to (i) improved cash flows within our heating and underground pipe and locator businesses associated with improved profitability, (ii) a decline in working capital at certain of our businesses, (iii) insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter, and (iv) income tax refunds, net of tax payments, of $5.5 in 2021 (compared to income tax payments, net of refunds, of $7.6 in 2020).

Investing Activities - Cash flows used in investing activities for 2021 were comprised primarily of cash utilized in the acquisitions of Sealite, ECS and Cincinnati Fan of $264.9, net expenditures related to company-owned life insurance policies of $31.2, and capital expenditures of $9.6. Cash flows used in investing activities in 2020 were comprised primarily of cash utilized in the acquisitions of ULC and Sensors & Software of $104.4 and capital expenditures of $15.3.

Financing Activities – Cash flows used in financing activities during 2021 were comprised primarily of net repayments on our various debt instruments of $164.5. Cash flows from financing activities during 2020 were comprised primarily of net borrowings on our various debt instruments of $15.6.

Discontinued Operations – Cash flows from discontinued operations for 2021 related primarily to proceeds received in connection with the sale of Transformer Solutions of $620.6. In addition cash flows from discontinued operations include cash flows from operations generated by Transformer Solutions, partially offset by cash flows used in DBT's operations and disbursements related to liabilities retained in connection with other dispositions. Cash flows from discontinued operations for 2020 related primarily to cash flows generated by Transformer Solutions and Heat Transfer, partially offset by cash flows used in DBT's operations and disbursements for liabilities retained in connection with other dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2021 and 2020.

2020 Compared to 2019

Operating Activities – The decrease in cash flows from operating activities, compared to 2019, was due primarily to a decline in cash flows at certain of our project-related businesses during 2020, as cash receipts for these project-related business are often subject to contractual milestones that can impact the timing of cash flows from year-to-year.

Investing Activities - Cash flows used in investing activities for 2020 were comprised primarily of cash utilized in the acquisitions of ULC and Sensors & Software of $104.4 and capital expenditures of $15.3. Cash flows used in investing activities in 2019 were comprised primarily of cash utilized in the acquisitions of Sabik, SGS, and Patterson-Kelley of $147.1 and capital expenditures of $13.5, partially offset by proceeds from company-owned life insurance policies of $5.9.

Financing Activities – Cash flows from financing activities during 2020 were comprised primarily of net borrowings on our various debt instruments of $15.6. Cash flows from financing activities during 2019 were comprised primarily of net borrowings on various debt instruments of $10.0.

Discontinued Operations – Cash flows from discontinued operations for 2020 related primarily to cash flows generated by Transformer Solutions and Heat Transfer, partially offset by cash flows used in DBT operations and disbursements for liabilities retained in connection with other dispositions. Cash flows from discontinued operations for 2019 related primarily to cash flows generated by Transformer Solutions and proceeds of $5.5 received in connection with the sale of Heat Transfer's manufacturing facility, partially offset by disbursements for liabilities retained in connection with other dispositions, net cash flows used in operations by Heat Transfer and DBT, and a payment of $15.6 to settle a put option held by a minority shareholder of DBT (see Note 15 to our consolidated financial statements for additional details).

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2020 and 2019.
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2021:

	December 31, 2020	Borrowings	Repayments	Other (5)	December 31, 2021
Revolving loans (1)	$129.8	$209.9	$(339.7)	$—	$—
Term loan (2)	248.6	—	(6.3)	0.4	242.7
Trade receivables financing arrangement (3)	28.0	179.0	(207.0)	—	—
Other indebtedness (4)	6.0	0.6	(1.0)	(2.3)	3.3
Total debt	412.4	$389.5	$(554.0)	$(1.9)	246.0
Less: short-term debt	101.2				2.2
Less: current maturities of long-term debt	7.2				13.0
Total long-term debt	$304.0				$230.8
_____________________________________________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.0 and $1.4 at December 31, 2021 and December 31, 2020, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2021, there was no available borrowing capacity under the agreement.

(4)Primarily includes balances under a purchase card program of $2.2 and $1.7 and finance lease obligations of $1.1 and $2.6 at December 31, 2021 and 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2021 are are $13.0, $12.9, $218.9, $0.0, and $0.0 respectively.

Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0. On May 24, 2021, we elected to reduce our participating foreign credit instrument facility and bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, by an aggregate amount of $20.0 and $25.0, respectively. The facility reduction resulted in a write-off of deferred finance costs of $0.2, recorded to “Interest expense” in the consolidated statement of operations for the year ended December 31, 2021. After this reduction, and repayments of term loans through December 31, 2021, our committed senior secured financing consists of the following at December 31, 2021 (each with a final maturity of December 17, 2024):

•A term loan facility with a remaining principle amount, as of December 31, 2021, of $243.7;

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0;

•A global revolving credit facility, available for loans in USD, Euros, British Pound Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0;

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $35.0; and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $20.0.

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

The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 1.5% at December 31, 2021.

On December 9, 2021, in preparation of our adoption of Accounting Standards Update ("ASU") No. 2020-04 and No. 2021-01, Reference Rate Reform, we entered into a LIBOR transition amendment related to our global revolving credit facility for certain foreign currencies. This amendment provides for a transition from the LIBOR rate to a successor rate in accordance with the Credit Agreement.
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
At December 31, 2021, we had $437.8 of available borrowing capacity under our revolving credit facilities after giving effect to $12.2 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $30.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $24.7 reserved for outstanding letters of credit.
At December 31, 2021, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2021 and 2020, the participating businesses had $2.2 and $1.7, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $50.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $50.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
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

Our derivative financial assets and liabilities include interest rate swap agreements, forward contracts to manage exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries ("FX forward contracts"), and, as related to Transformer Solutions through its date of disposition, forward contracts that manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.

As of December 31, 2021, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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
In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $243.7, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.
We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of December 31, 2021 and 2020, the unrealized gain (loss), net of tax, recorded in Accumulated other comprehensive income ("AOCI") was $0.5 and $(5.9), respectively. In addition, as of December 31, 2021, the fair value of our interest rate swap agreements was $0.6

(with $2.5 recorded as a non-current asset and $1.9 as a current liability), and $7.8 at December 31, 2020 (with $1.4 recorded as a current liability and the remainder in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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

We had FX forward contracts with an aggregate notional amount of $8.7 and $6.3 outstanding as of December 31, 2021 and 2020, respectively, with all of the $8.7 scheduled to mature in 2022. The fair value of our FX forward contracts was less than $0.1 at December 31, 2021 and 2020.
Commodity Contracts
From time to time, we entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The commodity contracts related solely to Transformer Solutions. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent these commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings. As of December 31, 2020, the fair values of these contracts was a current asset of $2.4. Since these commodity contracts related to our Transformer Solutions business, the amount has been recorded within assets of discontinued operations of our consolidated balance sheet. The unrealized gain, net of taxes, recorded in AOCI was $1.5 as of December 31, 2020.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
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

We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2021, we had $43.7 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2021 totaled $9.6, compared to $15.3 and $13.5 in 2020 and 2019, respectively. Capital expenditures in 2021 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2022 capital expenditures to approximate $15.0 to $20.0, with a significant portion related to replacement of equipment.
In 2021, we made contributions and direct benefit payments of $12.3 to our defined benefit pension and postretirement benefit plans. We expect to make $12.5 of minimum required funding contributions and direct benefit payments in 2022. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension funds earned asset returns of approximately 1.0% in 2021. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax refunds (payments) totaled $5.5, $(7.6), and $(7.0) in 2021, 2020, and 2019, respectively. In 2021, we made payments of $22.0 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $27.5. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year-to-year.
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
Off-Balance Sheet Arrangements
As of December 31, 2021, except as discussed in Notes 15 and 17 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $30.8 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $12.2 of which reduce the available borrowing capacity on our domestic revolving credit facility, (ii) $24.7 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities, and (iii) $87.1 of surety bonds.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2021:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$244.8	$13.0	$231.8	$—	$—
Pension and postretirement benefit plan contributions and payments(1)	177.0	12.5	22.5	19.5	122.5
Purchase and other contractual obligations(2)	145.6	100.1	45.5	—	—
Future minimum operating lease payments(3)	43.7	8.8	16.6	7.1	11.2
Interest payments	21.6	7.1	14.5	—	—
Total contractual cash obligations(4)(5)	$632.7	$141.5	$330.9	$26.6	$133.7
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
(5)In addition, the above table does not include potential payments under our derivative financial instruments.

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
Our recorded liabilities related to these matters totaled $658.8 and $575.7 at December 31, 2021 and 2020, respectively. Of these amounts, $584.3 and $499.8 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2021 and 2020, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
Insurance recovery assets (1)	$526.2	$496.4
Liabilities for claims (2)	616.5	535.2
_____________________________________________________________
(1)Of these amounts $473.6 and $446.4 are included in “Other assets” at December 31, 2021 and 2020, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts $561.4 and $479.9 are included in “Other long-term liabilities” at December 31, 2021 and 2020, respectively, while the remainder is included in “Accrued expenses.”

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
•The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for asbestos-related claims for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31
	2021	2020	2019
Pending claims, beginning of year	9,782	11,079	13,767
Claims filed	2,826	2,449	3,607
Claims resolved	(2,543)	(3,746)	(6,295)
Pending claims, end of year	10,065	9,782	11,079

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

During the years ended December 31, 2021, 2020 and 2019, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $53.9, $35.4, and $47.1, were $(0.3), $19.3 and $13.1, respectively. The year ended December 31, 2021 includes insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
During the years ended December 31, 2021, 2020, and 2019, we recorded charges of $51.2, $21.3, and $10.1, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $48.6, $19.2 and $6.3 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2021, 2020, and 2019, respectively, and $2.6, $2.1, and $3.8, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”

Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has now substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT's remaining responsibilities relate largely to resolution of various claims, primarily between itself and one of its prime contractors, MHI.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $62.6). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 566.5 (or $35.5), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.3 of bonds upon the completion of certain administrative milestones; (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our consolidated statement of operations for the year ended December 31, 2021. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our consolidated statement of operations for the year ended December 31, 2021.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims has not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 790.0 or $49.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. In addition, we do not believe MHI has followed the appropriate dispute resolution processes under our agreement and therefore most, if not all, of its claims against DBT are invalid. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $25.5) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $11.0). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $26.2) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $26.2) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $26.2) as a non-current asset within our consolidated balance sheet as of December 31, 2021.

The remaining bond of $1.8 issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition to this bond, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our consolidated statement of operations for the year ended December 31, 2021.

Settlement with the Minority Shareholder of DBT – On October 16, 2019, SPX Technologies (PTY) LTD, DBT’s parent company, along with DBT and SPX Corporation, executed an agreement with the then minority shareholder of DBT to settle a put option and other claims between the parties for a total payment of South African Rand 230.0 (or $15.6 at the time of payment). The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded for the matter of South African Rand 257.0, or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, has been reflected as an adjustment to “Net income attributable to SPX common stockholders” in our calculations of basic and diluted earnings per share for the year ended December 31, 2019.

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

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2021, 2020, and 2019, we recognized $142.4, $164.0 and $135.1, respectively, of revenues under such method. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

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
See Note 1 and 5 to our consolidated financial statements for further information on our revenue recognition policies.
Impairment of Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. We monitor the results of each of our reporting units as a means of identifying trends and/or matters that may impact their financial results and, thus, be an indicator of a potential impairment. The trends and/or matters that we specifically monitor for each of our reporting units are as follows:

•Significant variances in financial performance (e.g., revenues, earnings and cash flows) in relation to expectations and historical performance;

•Significant changes in end markets or other economic factors;

•Significant changes or planned changes in our use of a reporting unit’s assets; and

•Significant changes in customer relationships and competitive conditions.
The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We have the option to assess impairment through a qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which a reporting unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. When a potential impairment is indicated, we perform quantitative testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets. Under our quantitative testing, fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and, when applicable, anticipated net cost reductions.
The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.
After performing our qualitative assessment during the fourth quarter of 2021, we concluded that, with the exception of our Cues and ULC reporting units, it was not more likely than not that the fair values of our reporting units were less than their respective carrying values and, therefore, did not perform a quantitative analysis on these reporting units. Based on our quantitative review of the Cues and ULC reporting units during the fourth quarter of 2021, we concluded that the estimated fair value of ULC, after impairment charges of $5.2, approximates the carrying value of its net assets, and the estimated fair value of Cues exceeded the carrying value of its respective net assets by 30%. The total goodwill for ULC was $12.0 as of December 31, 2021. A change in assumptions used in ULC's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit's estimated fair value being less than the carrying value of its net assets. In addition to ULC, the fair value of Sealite, ECS and Cincinnati Fan, acquisitions over the past 12 months, approximate their carrying value. If ULC, Sealite, ECS or Cincinnati Fan are unable to achieve their respective current financial forecast, we may be required to record an impairment charge in a future period related to their respective goodwill.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarters of 2021 and 2020, we recorded impairment charges of $0.5 and $0.7, respectively, related to certain of these trademarks
See Note 10 to our consolidated financial statements for additional details.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2021 pension expense by approximately $16.6, and a 50 basis point increase in the discount rate would have decreased our 2021 pension expense by approximately $15.3.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2021, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.3%. This rate is assumed to decrease to 5.0% by 2027 and then remain at that level.
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
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the South African Rand, British Pound Sterling, and Euro. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel and oil. See Note 14 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2021, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2022	2023	2024	2025	Thereafter	Total	Fair Value
Senior Credit Facilities	$12.5	$12.5	$218.7	$—	$—	$243.7	$243.7
Average interest rate						1.5%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
At December 31, 2021, we had swaps with a notional amount of $243.7 that cover the period from March 2021 to November 2024. The fair value of these swaps was $0.6 at December 31, 2021, with $2.5 recorded as a non-current asset and $1.9 as a current liability.
From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. None of our FX forward contracts are designated as cash flow hedges. We had FX forward contracts with an aggregate notional amount of $8.7 at December 31, 2021, with all of the $8.7 scheduled to mature in 2022. The fair value of our FX contracts was less than $0.1 at December 31, 2021.

ITEM 8. Financial Statements And Supplementary Data

SPX Corporation and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2021
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SPX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of accounting for inventory from the last-in, first-out (“LIFO”) cost method to the first-in, first-out (“FIFO”) cost method which has been retrospectively applied to the consolidated financial statements for the years ended December 31, 2021, 2020, and 2019.

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
Since 2008, DBT Technologies (PTY) LTD (“DBT”) (South African subsidiary of the Company) had been executing on two large power projects in South Africa (Kusile and Medupi), which it has now substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. These matters resulted in claims and disputes between DBT and other parties involved with the projects, including allegations that DBT provided defective product and failed to meet certain project milestones. It is the Company’s policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. The Company does not believe it has probable losses associated with these claims and disputes.

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

We identified asbestos product liabilities and insurance recovery assets as a critical audit matter given the subjectivity of estimating projected claims, the projected settlement values of reported and unreported claims, the complexity of determining the associated insurance recovery assets, and a material weakness related to the insurance recovery assets as described in “Management's Report on Internal Control Over Financial Reporting”. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial and insurance specialist, when performing audit procedures to evaluate the reasonableness of the asbestos product liabilities and the associated insurance recovery assets.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to asbestos product liabilities and insurance recovery assets included the following, among others:
•We tested the effectiveness of controls related to asbestos product liabilities.
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
•We independently confirmed a selection of defense costs directly with external legal counsel.
•We developed an independent expectation of the insurance recovery assets and compared our estimates to management’s estimates and recalculated the insurance recovery assets for entities under coverage-in-place agreements.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2022
We have served as the Company’s auditor since 2002.

SPX Corporation and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues	$1,219.5	$1,128.1	$1,123.6
Costs and expenses:
Cost of products sold	787.7	732.6	721.6
Selling, general and administrative	309.6	272.5	275.8
Intangible amortization	21.6	14.0	8.9
Impairment of goodwill and intangible assets	5.7	0.7	—
Special charges, net	1.0	2.4	1.5
Other operating expenses, net	20.2	9.0	1.8
Operating income	73.7	96.9	114.0
Other income (expense), net	9.0	(0.1)	(5.2)
Interest expense	(13.3)	(18.4)	(21.0)
Interest income	0.5	0.2	1.6
Loss on amendment/refinancing of senior credit agreement	—	—	(0.6)
Income from continuing operations before income taxes	69.9	78.6	88.8
Income tax provision	(10.9)	(4.8)	(12.5)
Income from continuing operations	59.0	73.8	76.3
Income (loss) from discontinued operations, net of tax	5.7	28.9	(6.6)
Gain (loss) on disposition of discontinued operations, net of tax	360.7	(3.7)	(4.4)
Gain (loss) from discontinued operations, net of tax	366.4	25.2	(11.0)
Net income	425.4	99.0	65.3
Less: Net loss attributable to noncontrolling interests	—	—	—
Net income attributable to SPX Corporation common stockholders	425.4	99.0	65.3
Adjustment related to redeemable noncontrolling interest (Note 15)	—	—	5.6
Net income attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest	$425.4	$99.0	$70.9

Amounts attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest:
Income from continuing operations, net of tax	$59.0	$73.8	$76.3
Gain (loss) from discontinued operations, net of tax	366.4	25.2	(5.4)
Net income	$425.4	$99.0	$70.9
Basic income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest	$1.30	$1.65	$1.74
Income (loss) from discontinued operations attributable to SPX Corporation common stockholders	8.09	0.57	(0.13)
Net income per share attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest	$9.39	$2.22	$1.61
Weighted-average number of common shares outstanding — basic	45.289	44.628	43.942
Diluted income (loss) per share of common stock:
Income from continuing operations attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest	$1.27	$1.61	$1.70
Income (loss) from discontinued operations attributable to SPX Corporation common stockholders	7.88	0.55	(0.12)
Net income per share attributable to SPX Corporation common stockholders after adjustment related to redeemable noncontrolling interest	$9.15	$2.16	$1.58
Weighted-average number of common shares outstanding — diluted	46.495	45.766	44.957
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2021	2020	2019
Net income	$425.4	$99.0	$65.3
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment, net of tax benefit of $1.2, $1.2, and $0.5 in 2021, 2020 and 2019, respectively	(3.6)	(3.6)	(1.8)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(1.5), $0.9, and $0.3 in 2021, 2020 and 2019, respectively	4.9	(2.8)	(1.0)
Foreign currency translation adjustments	14.1	10.6	2.2
Other comprehensive income (loss), net	15.4	4.2	(0.6)
Total comprehensive income	440.8	103.2	64.7
Less: Total comprehensive loss attributable to noncontrolling interests	—	—	—
Total comprehensive income attributable to SPX Corporation common stockholders	$440.8	$103.2	$64.7
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$388.2	$64.0
Accounts receivable, net	223.4	210.8
Contract assets	28.9	32.5
Inventories, net	189.8	155.0
Other current assets (includes income taxes receivable of $8.7 and $27.3 at December 31, 2021 and 2020, respectively)	73.1	88.4
Assets of discontinued operations	—	124.4
Total current assets	903.4	675.1
Property, plant and equipment:
Land	13.9	12.9
Buildings and leasehold improvements	62.9	59.2
Machinery and equipment	231.4	208.3
	308.2	280.4
Accumulated depreciation	(194.9)	(173.6)
Property, plant and equipment, net	113.3	106.8
Goodwill	457.3	368.6
Intangibles, net	415.5	305.0
Other assets	675.9	591.7
Deferred income taxes	11.0	23.9
Assets of discontinued operations	—	219.1
Assets of DBT and Heat Transfer (includes cash and cash equivalents of $7.8 and $4.3 at December 31, 2021 and 2020, respectively) - Note 4	52.2	43.5
TOTAL ASSETS	$2,628.6	$2,333.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119.6	$102.1
Contract liabilities	44.7	38.8
Accrued expenses	217.9	206.6
Income taxes payable	42.1	0.4
Short-term debt	2.2	101.2
Current maturities of long-term debt	13.0	7.2
Liabilities of discontinued operations	—	115.8
Total current liabilities	439.5	572.1
Long-term debt	230.8	304.0
Deferred and other income taxes	31.3	26.6
Other long-term liabilities	788.5	741.4
Liabilities of discontinued operations	—	31.4
Liabilities of DBT and Heat Transfer (Note 4)	35.6	18.1
Total long-term liabilities	1,086.2	1,121.5
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
Common stock (53,011,255 and 45,467,768 issued and outstanding at December 31, 2021, respectively, and 52,704,973 and 45,032,325 issued and outstanding at December 31, 2020, respectively)	0.5	0.5
Paid-in capital	1,334.2	1,319.9
Retained deficit	(51.8)	(477.2)
Accumulated other comprehensive income	263.9	248.5
Common stock in treasury (7,543,487 and 7,672,648 shares at December 31, 2021 and 2020 respectively)	(443.9)	(451.6)
Total stockholders' equity	1,102.9	640.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,628.6	$2,333.7
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
Balance at December 31, 2018	$0.5	$1,295.4	$(641.0)	$244.9	$(475.8)	$424.0
Net income	—	—	65.3	—	—	65.3
Other comprehensive loss, net	—	—	—	(0.6)	—	(0.6)
Incentive plan activity	—	13.0	—	—	—	13.0
Long-term incentive compensation expense	—	10.8	—	—	—	10.8
Restricted stock and restricted stock unit vesting	—	(22.4)	—	—	15.8	(6.6)
Adjustment related to redeemable noncontrolling interest (Note 15)	—	5.6	—	—	—	5.6
Balance at December 31, 2019	0.5	1,302.4	(575.7)	244.3	(460.0)	511.5
Impact of adoption of ASU 2016-13 - See Note 3	—	—	(0.5)	—	—	(0.5)
Net income	—	—	99.0	—	—	99.0
Other comprehensive income, net	—	—	—	4.2	—	4.2
Incentive plan activity	—	17.5	—	—	—	17.5
Long-term incentive compensation expense	—	12.8	—	—	—	12.8
Restricted stock unit vesting	—	(12.8)	—	—	8.4	(4.4)
Balance at December 31, 2020	0.5	1,319.9	(477.2)	248.5	(451.6)	640.1
Net income	—	—	425.4	—	—	425.4
Other comprehensive income, net	—	—	—	15.4	—	15.4
Incentive plan activity	—	12.8	—	—	—	12.8
Long-term incentive compensation expense	—	14.2	—	—	—	14.2
Restricted stock unit vesting	—	(12.7)	—	—	7.7	(5.0)
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
The accompanying notes are an integral part of these statements.

SPX Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from (used in) operating activities:
Net income	$425.4	$99.0	$65.3
Less: Gain (loss) from discontinued operations, net of tax	366.4	25.2	(11.0)
Income from continuing operations	59.0	73.8	76.3
Adjustments to reconcile income from continuing operations to net cash from operating activities
Special charges, net	1.0	2.4	1.5
Gain on change in fair value of equity security	(11.8)	(8.6)	(7.9)
Loss on amendment/refinancing of senior credit agreement	—	—	0.6
Impairment of goodwill and intangible assets	5.7	0.7	—
Deferred and other income taxes	(1.4)	0.3	13.8
Depreciation and amortization	42.3	31.9	24.4
Pension and other employee benefits	(8.6)	10.7	16.9
Long-term incentive compensation	12.8	13.1	12.6
Other, net	4.3	5.0	1.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	(19.8)	33.5	36.3
Inventories	(21.0)	—	(8.8)
Accounts payable, accrued expenses and other	70.3	(56.1)	(56.1)
Cash spending on restructuring actions	(1.6)	(1.5)	(1.4)
Net cash from continuing operations	131.2	105.2	110.0
Net cash from discontinued operations	43.4	21.1	38.6
Net cash from operating activities	174.6	126.3	148.6
Cash flows from (used in) investing activities:
Proceeds (expenditures) related to company-owned life insurance policies, net	(31.2)	(0.2)	5.9
Business acquisitions, net of cash acquired	(265.2)	(104.4)	(147.1)
Capital expenditures	(9.6)	(15.3)	(13.5)
Other	—	—	(0.2)
Net cash used in continuing operations	(306.0)	(119.9)	(154.9)
Net cash from (used in) discontinued operations	620.1	(6.2)	1.2
Net cash from (used in) investing activities	314.1	(126.1)	(153.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	209.9	197.6	593.8
Repayments under senior credit facilities	(346.0)	(207.8)	(560.2)
Borrowings under trade receivables agreement	179.0	134.4	93.0
Repayments under trade receivables agreement	(207.0)	(106.4)	(116.0)
Net repayments under other financing arrangements	(0.4)	(2.2)	(0.6)
Payment of contingent consideration	—	(1.5)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.3)	2.2	(3.7)
Financing fees paid	—	—	(1.6)
Net cash from (used in) continuing operations	(167.8)	16.3	4.7
Net cash from (used in) discontinued operations	0.2	(0.4)	(15.8)
Net cash from (used in) financing activities	(167.6)	15.9	(11.1)

Change in cash and equivalents due to changes in foreign currency exchange rates	6.6	(2.5)	2.1
Net change in cash and equivalents	327.7	13.6	(14.1)
Consolidated cash and equivalents, beginning of period	68.3	54.7	68.8
Consolidated cash and equivalents, end of period	$396.0	$68.3	$54.7
Supplemental disclosure of cash flow information:
Interest paid	$11.4	$17.5	$16.1
Income tax refunds (payments), net	$5.5	$(7.6)	$(7.0)
Non-cash investing and financing activity:
Debt assumed	$0.4	$2.9	$1.3

	Year ended December 31,
	2021	2020	2019
Components of cash and equivalents:
Cash and cash equivalents	$388.2	$64.0	$50.7
Cash and cash equivalents included in assets of DBT and Heat Transfer	7.8	4.3	4.0
Total cash and cash equivalents	$396.0	$68.3	$54.7

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2021
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
Principles of Consolidation — The consolidated financial statements include SPX Corporation’s (“SPX”, “our”, or “we”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. All of our VIEs are immaterial, individually and in aggregate, to our consolidated financial statements.
Shift Away from the Power Generation Markets — On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc., a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided coming out of the Spin-Off that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformers and process cooling systems business. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the activities summarized below:

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

•Wind-Down of the SPX Heat Transfer Business – After an unsuccessful attempt to sell the SPX Heat Transfer (“Heat Transfer”) business, and as a continuation of our strategic shift away from power generation markets, we initiated a wind-down plan for the business in 2018. During the fourth quarter of 2020, we completed the plan, which included providing all products and services on the business’s remaining contracts with customers. As a result, we are reporting Heat Transfer as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

•Wind-Down of DBT Technologies Business - As a culmination of our strategic shift away from power generation markets, we substantially ceased all operations of, and have ceased accepting new businesses in, our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”). As a result, we are reporting DBT as a discontinued operation in the accompanying consolidated financial statements. DBT continues to be involved in various dispute resolution matters related to two large power projects. See Note 4 for additional details regarding DBT's presentation as a discontinued operation and Note 15 regarding the dispute resolution matters.

Sale of Transformer Solutions Business — On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price is subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. In connection with the sale, we received cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2021 consolidated statement of operations. Historically, Transformer Solutions’ operations have had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we have concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

Change in Segment Reporting Structure — As noted above, Transformer Solutions and DBT are now being reported as discontinued operations within the accompanying consolidated financial statements. In addition, the remaining operations of our former Engineered Solutions reportable segment, with annual income representing less than 5% of the total income of our reportable segments, are being reported within our HVAC reportable segment, as these operations are now being managed, and evaluated by our Chief Operating Decision Maker, as part of our HVAC cooling business.

Acquisitions in 2021:

•Sealite - On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, "Sealite"). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash proceeds of $80.3, net of cash acquired of $2.3. The post acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

•ECS - On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash proceeds of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $16.8, with payment to be made in 2022 upon successful achievement of certain financial performance milestones. The estimated fair value of such contingent consideration as of the date of acquisition was $8.2, which we reflected as a liability in our condensed consolidated balance sheet as of the end of the third quarter of 2021. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated liability of $6.7, with such amount recorded within "Other operating expenses, net" in the 2021 consolidated statement of operations. The post-acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

•Cincinnati Fan - On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash proceeds of $145.2, net of cash acquired of $2.5. The purchase price is subject to adjustment based on the final calculation of working capital, cash, and debt as of the date of the acquisition. The post acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

The assets acquired and liabilities assumed in the Sealite, ECS, and Cincinnati Fan transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Acquisitions in 2020:

•ULC – On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $45.0, with payments scheduled to be made upon successful achievement of certain operational and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial milestones noted above would not be achieved. As a result, we reversed the liability of $24.3 during the third quarter, with the offset recorded to “Other operating expenses, net” (See Note 10 for further discussion of this matter). The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

•Sensors & Software – On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software“), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.5, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $3.9, with payment scheduled to be made upon successful achievement of defined financial performance milestones during the twelve months following the date of acquisition. At the time of the acquisition, we recorded a liability of $0.7 which represented the estimated fair value of the contingent consideration. During the fourth quarter of 2021, we concluded that certain of these financial milestones had been achieved, resulting in an increase to the liability of $0.6, with the offset reflected in “Other operating expenses, net” in the accompanying 2021 consolidated statement of operations. The estimated fair value of such contingent consideration is $1.3 and $0.7, which is reflected as a liability in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.

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

Inventories — Historically, certain of our domestic businesses within our HVAC reportable segment accounted for their inventories under the last-in, last-out (“LIFO”) method. During the fourth quarter of 2021, as a means of harmonizing our accounting method for inventories across all of our businesses, we converted the inventory accounting for these businesses to the first-in, first-out (“FIFO”) method. This change in accounting has been retrospectively applied to our consolidated financial statements. See Note 9 for further discussion of this change, including the impact of this change on our prior years’ consolidated financial statements.

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of stockholders' equity and other comprehensive income. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts, are included in “Other income (expense), net,” with the related net losses totaling $0.9, $0.6 and $0.9 in 2021, 2020 and 2019, respectively.
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
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. At the time we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $0.1 and $1.3 as of December 31, 2021 and 2020, respectively. Capitalized software amortization expense totaled $1.3, $2.5, and $2.4 in 2021, 2020, and 2019, respectively. We expensed research activities relating to the development and improvement of our products of $30.7, $28.1 and $24.3 in 2021, 2020 and 2019, respectively.

Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $19.4, $15.4 and $13.1 for the years ended December 31, 2021, 2020 and 2019, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2021, 2020 or 2019.
Pension and Postretirement — We recognize changes in the fair value of plan assets and actuarial gains and losses in earnings during the fourth quarter of each year, unless earlier remeasurement is required, as a component of net periodic benefit expense/income and, accordingly, recognize the effects of plan investment performance, interest rate changes, and changes in actuarial assumptions as a component of earnings in the year in which they occur. The remaining components of pension/postretirement expense/income, primarily interest costs and expected return on plan assets, are recorded on a quarterly basis.
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
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 14 and 17 for further information.
Cash flows from hedging activities are included in the same category as the items being hedged, which are primarily operating activities.
Reclassification of Prior Years’ Amounts – Certain prior years’ amounts have been reclassified to conform to the current year presentation, including amounts related to the inclusion of Transformer Solutions and DBT within discontinued operations.

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

	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$11.5	$8.5	$9.3
Acquisitions	—	0.3	0.3
Allowances provided	14.9	18.6	18.2
Write-offs, net of recoveries, credits issued and other	(16.0)	(15.9)	(19.3)
Balance at end of year	$10.4	$11.5	$8.5
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
Goodwill and Indefinite-Lived Intangible Assets — We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. In reviewing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If we determine that an impairment is more likely than not, we then perform a quantitative impairment test (described below). Otherwise, no further analysis is required. Our qualitative evaluation is an assessment of factors, including reporting unit-specific operating results, as well as industry, market, and general economic conditions. Our quantitative analysis of the fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. Many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes.
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2021 and 2020.

	December 31,
	2021	2020
Employee benefits	$66.7	$69.2
Warranty	11.8	11.6
Other (1)	139.4	125.8
Total	$217.9	$206.6
___________________________________________________________________
(1)Other consists of various items including, among other items, the current portion of our liabilities related to risk management matters, environmental remediation costs, and operating leases, as well as, accrued rebates, legal, interest and restructuring costs, none of which is individually material.

Legal — It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries. See Note 15 for additional details.
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

	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$35.3	$31.7	$30.1
Acquisitions	0.1	1.6	0.4
Provisions	8.5	12.4	12.0
Usage	(9.1)	(10.6)	(10.7)
Currency translation adjustment	—	0.2	(0.1)
Balance at end of year	34.8	35.3	31.7
Less: Current portion of warranty	11.8	11.6	10.8
Non-current portion of warranty	$23.0	$23.7	$20.9
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
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the sale of Balcke Dürr in 2016, we became contingently obligated under existing parent company guarantees and bank and surety bonds which totaled approximately Euro 79.0 and Euro 79.0, respectively, at the time of sale. Since the sale of Balcke Dürr, the guarantees have expired and, as of the third quarter of 2021, all the bonds have been returned. We accounted for our contingent obligation in accordance with the Guarantees Topic of the Codification, which required that we record a liability for the estimated fair value of the parent company guarantees and the bonds in connection with the accounting for the sale of Balcke Dürr. Under the related purchase agreement, Balcke Dürr provided cash collateral and the parent company of the buyer provided a partial guarantee in the event any of the bonds were called. We recorded an asset for the estimated fair value of the cash collateral provided by Balcke Dürr and the partial guarantee provided by the parent company of the buyer, with the estimated fair values based on the terms and conditions and relative risk associated with each of these securities. As the guarantees have expired and the bonds have been returned, we no longer have assets or liabilities recorded for this matter. See Note 17 for additional details.
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

In January 2017, the FASB issued an amendment to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires that an entity recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This amendment is effective for annual reporting periods beginning after December 31, 2019, including interim periods within those annual reporting periods. We adopted this guidance during the first quarter of 2020, with such adoption having no impact to our consolidated financial statements.
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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance on January 1, 2021, with no material impact on our consolidated financial statements.

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023, with some tenors ceasing on December 31, 2021. In an effort to address the various challenges created by such discontinuance, the FASB issued two amendments to existing guidance, ASU No. 2020-04 and No. 2021-01, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. In preparation of our adoption of these amendments, we entered into a LIBOR transition amendment related to our global revolving credit facility, as described in Note 13. Upon adoption, we do not believe these amendments will have a material impact to our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of adopting this guidance on our consolidated financial statements will depend on business combinations occurring on or after the effective date.
(4) Acquisitions and Discontinued Operations
Acquisitions
As indicated in Note 1, on February 1, 2019, July 3, 2019, November 12, 2019, September 2, 2020, November 11, 2020, April 19, 2021, August 2, 2021 and December 15, 2021, we completed the acquisitions of Sabik, SGS, Patterson-Kelley, ULC, Sensors & Software, Sealite, ECS, and Cincinnati Fan, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021.

The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the period January 1, 2021 to October 1, 2021 and the years ended December 2020 and 2019 are shown below:

	2021	2020	2019
Revenues	$313.5	$427.4	$403.4
Costs and expenses:
Cost of product sold	257.2	338.7	334.1
Selling, general and administrative	28.4	32.7	30.2
Special charges	—	—	0.3
Other income, net	—	0.9	0.6
Income before tax	27.9	56.9	39.4
Income tax provision	(7.0)	(14.0)	(8.8)
Income after tax	$20.9	$42.9	$30.6

The assets and liabilities of Transformer Solutions have been classified as assets and liabilities of discontinued operations as of December 31, 2020. The major line items constituting Transformer Solutions assets and liabilities as of December 31, 2020 are shown below:

ASSETS
Accounts receivable, net	$50.9
Contract assets	48.6
Inventories, net	21.7
Other current assets	3.2
Property, plant and equipment:
Land	6.5
Buildings and leasehold improvements	63.1
Machinery and equipment	141.1
210.7
Accumulated depreciation	(131.0)
Property, plant and equipment, net	79.7
Goodwill	131.3
Other assets	8.1
Total assets - discontinued operations	$343.5
LIABILITIES
Accounts payable	$34.1
Contract liabilities	57.2
Accrued expenses	24.5
Deferred and other income taxes	22.3
Other long-term liabilities	9.1
Total liabilities - discontinued operations	$147.2

Wind-Down of DBT Business

As discussed in Note 1, we completed the wind-down of our DBT business in the fourth quarter of 2021. As a result of completing the wind-down plan, we are now reporting DBT as a discontinued operation for all periods presented. In connection with the wind-down, we recorded a charge of $19.9 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021 to reflect the write-off of historical currency translation amounts associated with DBT that had been previously reported within “Stockholders' equity.”

Major line items constituting pre-tax loss and after-tax loss of DBT for the years ended December 31, 2021, 2020 and 2019 are shown below:

	2021	2020	2019
Revenues (1)	$0.5	$4.0	$(6.1)
Costs and expenses:
Cost of product sold	0.9	6.9	22.4
Selling, general and administrative	15.1	14.8	11.6
Special charges	1.3	0.8	2.6
Other income (expense), net	(1.2)	1.9	(0.6)
Interest income, net	0.1	—	0.2
Loss before tax	(17.9)	(16.6)	(43.1)
Income tax benefit	2.7	2.4	7.3
Loss after tax	$(15.2)	$(14.2)	$(35.8)
________________________________________________
(1) During the year ended December 31, 2019, we reduced the amount of revenue associated with the large power projects in South Africa by $23.5. See below for further discussion.

During February, April, and July of 2019, we received a number of claims from the prime contractors on the large power projects in South Africa asserting various amounts of damages. In consideration of these claims (including the magnitude of the claims and claims in areas that had not been previously identified by the prime contractors), and in accordance with ASC 606, we analyzed the risk of a significant revenue reversal associated with the amount of variable consideration that had been recorded for these projects. Based on such analysis, we reduced the amount of cumulative revenue associated with variable consideration on these projects by $17.5 during the first quarter of 2019, as it was no longer probable that such amounts of revenue would not be reversed.

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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2021 and 2020. The major line items constituting DBT's assets and liabilities as of December 31, 2021 and 2020 are shown below:

	December 31, 2021	December 31, 2020
ASSETS
Cash and equivalents	$7.8	$4.3
Accounts receivable, net	9.1	10.1
Other current assets	7.0	7.5
Property, plant and equipment:
Buildings and leasehold improvements	0.2	5.7
Machinery and equipment	1.5	7.3
	1.7	13.0
Accumulated depreciation	(1.5)	(9.8)
Property, plant and equipment, net	0.2	3.2
Other assets	27.6	17.9
Total assets of DBT	$51.7	$43.0
LIABILITIES
Accounts payable	$2.3	$2.3
Contract liabilities	5.6	7.5
Accrued expenses	22.4	2.5
Other long-term liabilities	4.9	5.3
Total liabilities of DBT	$35.2	$17.6

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
Major line items constituting pre-tax income (loss) and after-tax income (loss) of Heat Transfer for the years ended December 31, 2020 and 2019 are shown below:

	2020	2019
Revenues	$3.9	$4.5
Costs and expenses:
Cost of products sold	3.1	6.1
Selling, general and administrative	0.1	0.9
Special charges (credits), net	0.4	(0.4)
Other income, net	—	0.3
Income (loss) before tax	0.3	(1.8)
Income tax (provision) benefit	(0.1)	0.4
Income (loss) after tax	$0.2	$(1.4)

The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2021 and 2020. The major line items constituting Heat Transfer's assets and liabilities as of December 31, 2021 and 2020 are shown below:

	December 31, 2021	December 31, 2020
ASSETS
Accounts receivable, net	$0.1	$0.1
Other current assets	0.2	0.2
Other assets	0.2	0.2
Total assets of Heat Transfer	$0.5	$0.5
LIABILITIES
Accounts payable	$0.3	$0.2
Accrued expenses	0.1	0.3
Total liabilities of Heat Transfer	$0.4	$0.5

Other Discontinued Operations Activity
In addition to Transformer Solutions, DBT and Heat Transfer, we recognized net losses of $1.3, $3.7 and $4.4 during 2021, 2020 and 2019, respectively. The net losses for 2021, 2020, and 2019 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior businesses classified as discontinued operations.
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the years ended December 31, 2021, 2020 and 2019, results of operations from our businesses reported as discontinued operations were as follows:

	2021	2020	2019
Transformer Solutions
Income from discontinued operations	$454.9	$56.9	$39.4
Income tax provision (1)	(51.8)	(14.0)	(8.8)
Income from discontinued operations, net	403.1	42.9	30.6

DBT
Loss from discontinued operations	(37.8)	(16.6)	(43.1)
Income tax benefit	2.7	2.4	7.3
Loss from discontinued operations, net	(35.1)	(14.2)	(35.8)

Heat Transfer
Income (loss) from discontinued operations	(0.3)	0.3	(1.8)
Income tax (provision) benefit	—	(0.1)	0.4
Income (loss) from discontinued operations, net	(0.3)	0.2	(1.4)

All other
Loss from discontinued operations	(7.6)	(4.8)	(4.0)
Income tax (provision) benefit	6.3	1.1	(0.4)
Loss from discontinued operations, net	(1.3)	(3.7)	(4.4)

Total
Income (loss) from discontinued operations	409.2	35.8	(9.5)
Income tax provision	(42.8)	(10.6)	(1.5)
Income (loss) from discontinued operations, net	$366.4	$25.2	$(11.0)
________________________________________________
(1) During the fourth quarter of 2021, we liquidated certain recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and income tax benefit of $27.4 within discontinued operations.
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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our Aids to Navigation systems, communication technologies products, large process cooling systems, as well as certain of our bus fare collection systems. As of December 31, 2021, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $105.8. We expect to recognize revenue on approximately 63% and 88% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Contract Combination and Modification - We assess each contract at its inception to determine whether it should be combined with other contracts for revenue recognition purposes. When making this determination, we consider factors such as whether two or more contracts with a customer were negotiated at or near the same time or were negotiated with an overall profit objective. Contracts are sometimes modified for changes in contract specifications, scope, or price (or a combination of these). Contract modifications for goods or services that are not distinct within the context of the contract (generally associated with specification changes for certain product lines within our HVAC reportable segment) are accounted for as part of the existing contract. Contract modifications for goods or services that are distinct (i.e., adding or subtracting distinct goods or services) are accounted for as either a termination of the existing contract and the creation of a new contract (where the goods or services are not priced at their standalone selling price), or the creation of separate contract (where the goods or services are priced at their standalone selling price).

Variable Consideration - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. For contracts where a portion of the price may vary, we estimate the variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. We analyze the risk of a significant revenue reversal and, if necessary, constrain the amount of variable consideration recognized in order to mitigate this risk. Variable consideration primarily pertains to late delivery penalties and unapproved change orders and claims (levied by us and/or against us). Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings, in the period such variances become known.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package and process cooling equipment, residential and commercial boilers, comfort heating and ventilation products, and engineered air movement solutions. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts and various other services. Performance obligations related to delivery of equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of these contracts is one to three months and payment terms are generally 15 to 60 days after shipment to the customer. Performance obligations for construction and reconstruction of cooling towers and other components, and providing installation and various other services, are typically satisfied through a contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract for these product lines is generally 6 to 18 months. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
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
Customer prepayments, progress billings, and retention payments are customary for some of our longer-term contracts. Customer prepayments, progress billings, and retention payments are not considered a significant financing component because they are intended to protect either the customer or ourselves in the event that some or all of the obligations under the contract are not completed. Additionally, most contract assets are expected to convert to accounts receivable, and contract liabilities are expected to convert to revenue, within one year. As such, after applying the practical expedient to exclude potential financing components that are less than one year in duration, we do not have any such financing components.

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$433.8	$—	$433.8
Boilers, comfort heating, and ventilation	318.3	—	318.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	256.8	256.8
Communication technologies, obstruction lighting, and bus fare collection systems	—	210.6	210.6
	$752.1	$467.4	$1,219.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$661.2	$415.9	$1,077.1
Revenues recognized over time	90.9	51.5	142.4
	$752.1	$467.4	$1,219.5

	Year Ended December 31, 2020
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$447.1	$—	$447.1
Boilers, comfort heating, and ventilation	293.7	—	293.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	217.8	217.8
Communication technologies, obstruction lighting, and bus fare collection systems	—	169.5	169.5
	$740.8	$387.3	$1,128.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$622.2	$341.9	$964.1
Revenues recognized over time	118.6	45.4	164.0
	$740.8	$387.3	$1,128.1

	Year Ended December 31, 2019
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$429.7	$—	$429.7
Boilers, comfort heating, and ventilation	309.0	—	309.0
Underground locators and inspection and rehabilitation equipment	—	194.3	194.3
Communication technologies, obstruction lighting, and bus fare collection systems	—	190.6	190.6
	$738.7	$384.9	$1,123.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$631.4	$357.1	$988.5
Revenues recognized over time	107.3	27.8	135.1
	$738.7	$384.9	$1,123.6

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2021 and 2020:

Contract Balances	December 31, 2021	December 31, 2020	Change
Contract Accounts Receivable (1)	$215.3	$200.6	$14.7
Contract Assets	28.9	32.5	(3.6)
Contract Liabilities - current	(44.7)	(38.8)	(5.9)
Contract Liabilities - non-current (2)	(5.8)	(3.4)	(2.4)
Net contract balance	$193.7	$190.9	$2.8
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The $2.8 increase in our net contract balance from December 31, 2020 to December 31, 2021 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During 2021, we recognized revenues of $34.0 related to our contract liabilities at December 31, 2020.
(6) Leases
Summarized below is our policy under, as well as the various other disclosures required by, ASC 842.

We have elected to account for lease agreements with lease and non-lease components as a single component for all leases. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

	Year ended
	December 31, 2021	December 31, 2020
Operating lease cost (1)	$13.5	$11.5
Variable lease cost	0.1	—

Finance lease cost:
Amortization of right-of-use assets	$0.6	$0.6
Interest on lease liabilities	—	0.1
Total finance lease cost	$0.6	$0.7
__________________________
(1) Includes short-term lease cost of $4.3 and $2.5, at December 31, 2021 and 2020 respectively.
Supplemental cash flow information related to leases was as follows:

	Year ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$9.4	$9.1
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	0.6	1.3
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	9.1	19.8
Finance lease right-of-use assets obtained in exchange for new lease obligations	0.4	1.2

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating Leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets (1)	$41.7	$40.5	Other assets

Operating lease current liabilities	$7.7	$7.3	Accrued expenses
Operating lease non-current liabilities	31.5	30.9	Other long-term liabilities
Total operating lease liabilities	$39.2	$38.2

Finance Leases:
Finance Lease Assets	$1.0	$2.5	Property, plant and equipment, net

Finance lease current liabilities	$0.5	$1.0	Current maturities of long-term debt
Finance lease non-current liabilities	0.6	1.6	Long-term debt
Total finance lease liabilities	$1.1	$2.6
___________________________________________________________________
(1) Includes favorable leasehold interests as of December 31, 2021 and 2020 of $6.4 and $6.6, respectively, recorded as part of the acquisition of Patterson-Kelley.

The weighted average remaining lease terms (years) of our leases as of December 31, 2021 and December 31, 2020, were as follows:

	December 31,
	2021	2020
Operating Leases	6.6	7.0
Finance Leases	2.3	3.2

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.1% and 3.0% at December 31, 2021 and 2020, respectively, and finance leases was 3.0% and 3.6% at December 31, 2021 and 2020, respectively.

The future minimum payments under our operating and finance leases were as follows as of December 31, 2021:

	Operating Leases	Finance Leases	Total

Next 12 months	$8.8	$0.5	$9.3
12 to 24 months	8.6	0.4	9.0
24 to 36 months	8.0	0.2	8.2
36 to 48 months	3.9	—	3.9
48 to 60 months	3.2	—	3.2
Thereafter	11.2	—	11.2
Total lease payments	43.7	1.1	44.8
Less imputed interest	4.5	—	4.5
Total	$39.2	$1.1	$40.3

(7) Information on Reportable Segments
We are a global supplier of highly specialized, engineered solutions with operations in 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Operating income for each of our reportable segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement solutions for the HVAC industrial and power generation markets, as well as boilers and comfort heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters.

Financial data for our reportable segments for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Revenues:
HVAC reportable segment	$752.1	$740.8	$738.7
Detection and Measurement reportable segment	467.4	387.3	384.9
Consolidated revenues	$1,219.5	$1,128.1	$1,123.6

Income:
HVAC reportable segment	$104.2	$102.7	$103.2
Detection and Measurement reportable segment	69.7	69.1	81.7
Total income for segments	173.9	171.8	184.9
Corporate expense	60.5	49.7	55.0
Long-term incentive compensation expense	12.8	13.1	12.6
Impairment of goodwill and intangible assets	5.7	0.7	—
Special charges, net	1.0	2.4	1.5
Other operating expenses, net (1)	20.2	9.0	1.8
Consolidated operating income	$73.7	$96.9	$114.0

Capital expenditures:
HVAC reportable segment	$5.3	$7.0	$8.7
Detection and Measurement reportable segment	3.4	2.7	2.3
General corporate	0.9	5.6	2.5
Total capital expenditures	$9.6	$15.3	$13.5
Depreciation and amortization:
HVAC reportable segment	$11.5	$11.0	$8.2
Detection and Measurement reportable segment	28.0	17.6	13.2
General corporate	2.8	3.3	3.0
Total depreciation and amortization	$42.3	$31.9	$24.4

	2021	2020	2019
Identifiable assets:
HVAC reportable segment	$808.4	$632.2	$654.0
Detection and Measurement reportable segment	835.4	772.5	609.4
General corporate and eliminations (2)	406.4	45.6	33.5
Insurance recovery assets (3)	526.2	496.4	509.6
Discontinued operations	52.2	387.0	361.3
Total identifiable assets	$2,628.6	$2,333.7	$2,167.8
Geographic Areas:
Revenues: (4)
United States	$991.5	$935.7	$972.7
China	57.9	41.7	31.1
United Kingdom	80.1	88.4	59.0
Other	90.0	62.3	60.8
	$1,219.5	$1,128.1	$1,123.6

Tangible Long-Lived Assets:
United States	$762.4	$695.6	$682.3
Other	37.8	26.8	41.4
Long-lived assets of continuing operations	800.2	722.4	723.7
Long-lived assets of discontinued operations, DBT and Heat Transfer	28.0	109.1	95.7
Total tangible long-lived assets	$828.2	$831.5	$819.4

_______________________________________________________________
(1)For 2021, includes charges of $26.3 for asbestos product liability matters related to products we no longer manufacture and $0.6 related to revisions to the liability associated with the contingent consideration for the Sensors & Software acquisition, partially offset by income of $6.7 related to the reduction of the liability associated with contingent consideration for the ECS acquisition. For 2020, includes charges of $9.4 for asbestos product liability matters, net of a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business. For 2019, includes charges of $1.8 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.
(2)General corporate and eliminations is comprised of general corporate assets and includes elimination or netting of intercompany amounts, primarily related to certain deferred tax balances and cash management arrangements.

(3)Insurance recovery assets are associated with asbestos product liability matters. Refer to Note 15 for additional details.
(4)Revenues are included in the above geographic areas based on the country that recorded the revenue.

(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $1.0 in 2021, $2.4 in 2020, and $1.5 in 2019. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2021, 2020 and 2019 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2021	2020	2019
Employee termination costs	$1.0	$1.0	$0.5
Facility consolidation costs	—	—	0.5
Other cash costs, net	—	1.0	—
Non-cash asset write-downs	—	0.4	0.5
Total	$1.0	$2.4	$1.5

2021 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$—	$0.1
Detection and Measurement reportable segment	0.9	—	—	—	0.9
Corporate	—	—	—	—	—
Total	$1.0	$—	$—	$—	$1.0

HVAC – Charges for 2021 related to severance costs associated with a restructuring action at one of the segment’s heating businesses. This action resulted in the termination of 6 employees.

Detection & Measurement – Charges for 2021 related primarily to severance costs associated with restructuring actions at the segment’s location and inspection businesses. These actions resulted in the termination of 44 employees.

2020 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.5	$—	$—	$—	$0.5
Detection and Measurement reportable segment	0.3	—	—	—	0.3
Corporate	0.2	—	1.0	0.4	1.6
Total	$1.0	$—	$1.0	$0.4	$2.4

HVAC – Charges for 2020 related to severance costs associated with restructuring actions at the segment’s Cooling Americas and heating businesses. These actions resulted in the termination of 11 employees.
Detection & Measurement – Charges for 2020 related severance costs for a restructuring action at the segment’s bus fare collection systems business. The action resulted in the termination of 5 employees.
Corporate – Charges for 2020 related primarily to (i) asset impairment and other charges associated with the move to a new corporate headquarters and (ii) cost incurred for a legal entity reorganization initiative.

2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.3	$0.5	$—	$0.5	$1.3
Detection and Measurement reportable segment	—	—	—	—	—
Corporate	0.2	—	—	—	0.2
Total	$0.5	$0.5	$—	$0.5	$1.5

HVAC — Charges for 2019 related primarily to severance, asset impairment, and other charges associated with the relocation of certain of the segment's operations and severance costs associated with a restructuring action at the segment's Cooling EMEA business. These actions resulted in the termination of 19 employees.
Corporate — Charges for 2019 related to severance costs incurred in connection with the rationalization of certain administrative functions.

The following is an analysis of our restructuring liabilities for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at beginning of year	$0.9	$0.4	$0.8
Special charges(1)	1.0	2.0	1.0
Utilization — cash	(1.6)	(1.5)	(1.4)
Balance at the end of year	$0.3	$0.9	$0.4
___________________________________________________________________
(1)The years ended December 31, 2021, 2020 and 2019 excluded $0.0, $0.4 and $0.5, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9) Inventories, Net
Inventories at December 31, 2021 and 2020 comprised the following:

	December 31,
	2021	2020
Finished goods	$55.1	$49.5
Work in process	21.1	21.1
Raw materials and purchased parts	113.6	84.4
Total inventories	$189.8	$155.0
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Historically, certain of our domestic businesses within our HVAC reportable segment accounted for their inventories under the LIFO method. As indicated in Note 1, during the fourth quarter of 2021, we converted the inventory accounting for these businesses to the FIFO method. We believe that this change in accounting is preferable as it (i) results in a consistent method to value inventories across all of our businesses, (ii) it improves comparability with industry peers, (iii) better reflects current inventory costs, and (iv) aligns with how we internally monitor the performance of our businesses.

The effects of this accounting change have been retrospectively applied to all periods presented. This change resulted in a reduction of our to “Retained deficit” of $9.1 as of December 31, 2018. The impact of this accounting change on our consolidated statements of operations and consolidated statements of comprehensive income for the years ended December 31, 2019 and 2020, and our consolidated balance sheet as of December 31, 2020, was as follows:

	As Computed under LIFO	Effect of Change	As Adjusted
Consolidated Statement of Operations for the year ended December 31, 2019:
Income from continuing operations before income taxes	$88.7	$0.1	$88.8
Income tax provision	(12.4)	(0.1)	(12.5)
Income from continuing operations, net of tax	76.3	—	76.3
Loss from discontinued operations, net of tax	(11.0)	—	(11.0)
Net income	65.3	—	65.3
Adjustment related to redeemable noncontrolling interest	5.6	—	5.6
Net income attributable to SPX common stockholders	$70.9	$—	$70.9

Basic income (loss) per share of common stock:
Income from continuing operations, net of tax	$1.74	$—	$1.74
Loss from discontinued operations, net of tax	(0.13)	—	(0.13)
Net income attributable to SPX common stockholders after adjustment related to redeemable noncontrolling interest	$1.61	$—	$1.61

Diluted income per share of common stock:
Income from continuing operations, net of tax	$1.70	$—	$1.70
Loss from discontinued operations, net of tax	(0.12)	—	(0.12)
Net income attributable to SPX common stockholders after adjustment related to redeemable noncontrolling interest	$1.58	$—	$1.58

Total comprehensive income	$64.7	$—	$64.7

Consolidated Statement of Operations for the year ended December 31, 2020
Income from continuing operations before income taxes	$76.3	$2.3	$78.6
Income tax provision	(4.2)	(0.6)	(4.8)
Income from continuing operations	72.1	1.7	73.8
Gain from discontinued operations, net of tax	25.1	0.1	25.2
Net income	$97.2	$1.8	$99.0

Basic income per share of common stock:
Income from continuing operations, net of tax	$1.61	$0.04	$1.65
Gain from discontinued operations, net of tax	0.57	—	0.57
Net income attributable to SPX common stockholders	$2.18	$0.04	$2.22

Diluted income per share of common stock:
Income from continuing operations, net of tax	$1.57	$0.04	$1.61
Gain from discontinued operations, net of tax	0.55	—	0.55
Net income attributable to SPX common stockholders	$2.12	$0.04	$2.16

Total comprehensive income	$101.4	$1.8	$103.2

Consolidated Balance Sheet as of December 31, 2020:
Inventories, net	$143.1	$11.9	$155.0
Current assets of discontinued operations	121.6	2.8	124.4
Deferred and other income taxes	23.5	3.1	26.6
Non-current liabilities of discontinued operations	30.7	0.7	31.4
Retained deficit	(488.1)	10.9	(477.2)

The following table compares amounts that would have been reported under the LIFO method with amounts reported under the FIFO method in the accompanying consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2021, and the consolidated balance sheet as of December 31, 2021:

	As Computed under LIFO	As Reported under FIFO	Effect of Change
Income from continuing operations before income taxes	$58.3	$69.9	$11.6
Income tax provision	(8.0)	(10.9)	(2.9)
Income from continuing operations, net of tax	50.3	59.0	8.7
Gain from discontinued operations, net of tax	368.5	366.4	(2.1)
Net income attributable to SPX common stockholders	$418.8	$425.4	$6.6

Basic income per share of common stock:
Income from continuing operations, net of tax	$1.11	$1.30	$0.19
Gain from discontinued operations, net of tax	8.14	8.09	(0.05)
Net income attributable to SPX common stockholders	$9.25	$9.39	$0.14

Total Comprehensive Income	$434.3	$440.8	$6.5

Diluted income per share of common stock:
Income from continuing operations, net of tax	$1.08	$1.27	$0.19
Gain from discontinued operations, net of tax	7.93	7.88	(0.05)
Net income attributable to SPX common stockholders	$9.01	$9.15	$0.14

Inventories, net	$166.3	$189.8	$23.5
Deferred and other income taxes	25.3	31.3	6.0
Retained deficit	(69.3)	(51.8)	17.5

The impact of the change from LIFO to FIFO on our consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019 was limited to the changes in income noted above, along with offsetting changes within inventories and deferred and other income taxes. As a result, this accounting change had no impact on our total cash flows from operating, investing, and financing activities during the years ended December 31, 2021, 2020, and 2019.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2021, were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations (1)	Impairments (2)	Foreign Currency Translation	December 31, 2021
HVAC reportable segment
Gross goodwill	$492.2	$46.0	$—	$(9.3)	$528.9
Accumulated impairments	(340.6)	—	—	6.5	(334.1)
Goodwill	151.6	46.0	—	(2.8)	194.8
Detection and Measurement reportable segment
Gross goodwill	351.5	78.7	—	(5.3)	424.9
Accumulated impairments	(134.5)	—	(28.2)	0.3	(162.4)
Goodwill	217.0	78.7	(28.2)	(5.0)	262.5
Total
Gross goodwill	843.7	124.7	—	(14.6)	953.8
Accumulated impairments	(475.1)	—	(28.2)	6.8	(496.5)
Goodwill	$368.6	$124.7	$(28.2)	$(7.8)	$457.3
___________________________________________________________________
(1) Reflects (i) goodwill acquired with the Sealite, ECS and Cincinnati Fan acquisitions of $47.7, $25.9 and $46.0, respectively, (ii) and increase in ULC's goodwill during 2021 of $3.1 resulting from revisions to the valuation of certain assets and liabilities and income tax accounts, and (iii) an increase in Sensors & Software's goodwill of $2.0 resulting from revisions to the valuation of certain assets and liabilities and income tax accounts. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Sealite, ECS and Cincinnati Fan acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

(2) As indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset to “Other operating expenses, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s goodwill and indefinite-lived intangible assets. As such, we tested ULC’s goodwill and indefinite-lived intangible assets for impairment during the quarter. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge to “Other operating expenses, net” of $24.3 during the third quarter, with $23.3 related to goodwill and the remainder to trademarks. In connection with our annual impairment analysis of ULC's goodwill and indefinite-lived intangibles, during the fourth quarter of 2021, we determined that the carrying value of ULC's net assets exceeded the implied fair value of the business by $5.2. As a result, we recorded impairment charges of $4.9 and $0.3 related to the business's goodwill and trademarks, respectively.

The changes in the carrying amount of goodwill, for the year ended December 31, 2020, were as follows:

	December 31, 2019	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2020
HVAC reportable segment
Gross goodwill	$480.0	$0.8	$—	$11.4	$492.2
Accumulated impairments	(332.5)	—	—	(8.1)	(340.6)
Goodwill	147.5	0.8	—	3.3	151.6
Detection and Measurement reportable segment
Gross goodwill	304.1	42.7	—	4.7	351.5
Accumulated impairments	(133.6)	—	—	(0.9)	(134.5)
Goodwill	170.5	42.7	—	3.8	217.0
Total
Gross goodwill	784.1	43.5	—	16.1	843.7
Accumulated impairments	(466.1)	—	—	(9.0)	(475.1)
Goodwill	$318.0	$43.5	$—	$7.1	$368.6
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
Identifiable intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$188.2	$(26.7)	$161.5	$103.4	$(16.2)	$87.2
Technology	80.1	(11.9)	68.2	54.4	(6.8)	47.6
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	31.6	(18.0)	13.6	18.8	(12.5)	6.3
	304.4	(61.1)	243.3	181.1	(40.0)	141.1
Trademarks with indefinite lives (2)	172.2	—	172.2	163.9	—	163.9
Total	$476.6	$(61.1)	$415.5	$345.0	$(40.0)	$305.0
___________________________________________________________________
(1)The identifiable intangible assets associated with the Sealite, ECS and Cincinnati Fan acquisitions consist of customer backlog of $1.9, $0.8 and $4.3, respectively, customer relationships of $12.1, $12.6 and $61.7, respectively, technology of $6.6, $5.8 and $14.4, respectively, and definite-lived trademarks of $0.0, $1.2 and $4.7, respectively.
(2)Changes during 2021 related primarily to the acquisition of Sealite trademarks of $11.6 and, as previously discussed, the impairment charges of $1.3 related to ULC's trademarks during the third and fourth quarters of 2021.
Amortization expense was $21.6, $14.0 and $8.9 for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense is approximately $28.0 for 2022 and $23.0 over each of the four years thereafter related to these intangible assets.
At December 31, 2021, the net carrying value of intangible assets with determinable lives consisted of $106.2 in the HVAC reportable segment and $137.1 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $105.4 in the HVAC reportable segment and $66.8 in the Detection and Measurement reportable segment.

As indicated in Note 1, we review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. In reviewing goodwill and indefinite-lived intangible assets for impairment, we initially perform a qualitative analysis. If there is an indication of impairment, we then perform a quantitative analysis. During the fourth quarter of 2021, we performed quantitative analyses on the goodwill and indefinite-lived intangible assets of our Cues and ULC reporting units. Based on such analysis, we determined that the fair value of Cues’ net assets exceeded the related carrying value by approximately 30%. Our quantitative analysis of the ULC reporting unit resulted in impairment charges of $5.2, with $4.9 related to goodwill and $0.3 to the ULC trademarks. After such impairment charges, ULC’s total goodwill was $12.0 as of December 31, 2021. A change in assumptions used in ULC's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit's estimated fair value being less than the carrying value of its net assets. In addition to ULC, the fair value of Sealite, ECS and Cincinnati Fan, acquisitions over the past 12 months, approximate their carrying value. If ULC, Sealite, ECS, or Cincinnati Fan are unable to achieve their respective current financial forecast, we may be required to record an impairment charge in a future period related to their respective goodwill.

Our quantitative analysis of trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. In addition to the $1.3 of 2021 impairment charges related to the ULC trademarks, during the fourth quarters of 2021 and 2020, we recorded impairment charges of $0.5 and $0.7, respectively, related to certain other trademarks.
(11) Employee Benefit Plans
Overview — Defined benefit pension plans cover a portion of our salaried and hourly paid employees, including certain employees in foreign countries. Beginning in 2001, we discontinued providing these pension benefits generally to newly hired employees. Effective January 31, 2018, we discontinued providing service credits to active participants.
We have domestic postretirement plans that provide health and life insurance benefits to certain retirees and their dependents. Beginning in 2003, we discontinued providing these postretirement benefits generally to newly hired employees.
The plan year-end date for all our plans is December 31.
Actuarial Gains and Losses - As indicated in Notes 1 and 2, changes in fair value of plan assets and actuarial gains and losses related to our pension and postretirement plans are recorded to earnings during the fourth quarter of each year, unless earlier remeasurement is required.
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
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2021 or 2020.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2021 and 2020, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:

Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2021	2020	2021
Fixed income common trust funds	67%	68%	65%
Commingled global fund allocation	6%	11%	6%
Global equity common trust funds	15%	5%	15%
U.S. Government securities	10%	9%	12%
Short-term investments and other (1)	2%	7%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2021	2020	2021
Global equity common trust funds	9%	9%	9%
Fixed income common trust funds	61%	65%	66%
Commingled global fund allocation	27%	25%	25%
Non-U.S. Government securities	—%	—%	—%
Short-term investments (1)	3%	1%	—%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2021, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$291.2	$—	$291.2	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	25.8	—	25.8	—
Equity securities:
Global equity common trust funds (1) (3)	58.0	—	58.0	—
Alternative investments:
Commingled global fund allocations (1) (4)	67.4	—	67.4	—
Other:
Short-term investments (5)	10.4	10.4	—	—
Other	0.9	—	—	0.9
Total	$454.0	$10.4	$442.7	$0.9

The fair values of pension plan assets at December 31, 2020, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$315.4	$—	$315.4	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	25.2	—	25.2	—
Equity securities:
Global equity common trust funds (1) (3)	32.1	—	32.1	—
Alternative Investments:
Commingled global fund allocations (1) (4)	81.7	—	81.7	—
Other:
Short-term investments (5)	22.5	22.5	—	—
Other	0.9	—	—	0.9
Total	$478.1	$22.5	$454.7	$0.9
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

Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2021, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $5.5 to our non-qualified domestic pension plans. In 2022, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.3 to our non-qualified domestic pension plans.
In 2021, we made contributions of $0.9 to our foreign pension plans. In 2022, we expect to make contributions of $1.2 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2021, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2021 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2022	$26.7	$6.3
2023	26.4	6.0
2024	26.0	6.4
2025	25.1	7.5
2026	26.1	7.2
Subsequent five years	98.1	39.6
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $60.4 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2021	2020	2021	2020
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$364.7	$348.2	$192.2	$175.0
Service cost	—	—	—	—
Interest cost	8.4	10.8	3.4	3.8
Actuarial (gains) losses	(12.9)	30.4	(4.8)	14.3
Settlements	(10.5)	(10.3)	(3.0)	—
Benefits paid	(14.3)	(14.4)	(5.1)	(6.7)
Foreign exchange and other	—	—	(0.3)	5.8
Projected benefit obligation — end of year	$335.4	$364.7	$182.4	$192.2
The actuarial gains and losses for all pension plans in 2021 and 2020 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets — beginning of year	$279.8	$263.6	$198.3	$178.1
Actual return on plan assets	(0.1)	35.1	3.6	19.9
Contributions (employer and employee)	5.5	5.8	0.9	0.9
Settlements	(10.5)	(10.3)	(3.0)	—
Benefits paid	(14.3)	(14.4)	(5.1)	(6.7)
Foreign exchange and other	—	—	(1.1)	6.1
Fair value of plan assets — end of year	$260.4	$279.8	$193.6	$198.3
Funded status at year-end	(75.0)	(84.9)	11.2	6.1
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$2.2	$2.6	$11.4	$8.6
Accrued expenses	(5.2)	(5.4)	—	—
Other long-term liabilities	(72.0)	(82.1)	(0.2)	(2.5)
Net amount recognized	$(75.0)	$(84.9)	$11.2	$6.1
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service (credits) costs	(0.1)	(0.2)	1.2	1.2

The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2021 and 2020:

	Domestic Pension Plans		Foreign Pension Plans
	2021	2020	2021	2020
Projected benefit obligation	$329.0	$357.9	$0.2	$50.9
Accumulated benefit obligation	329.0	357.9	0.2	50.9
Fair value of plan assets	251.8	270.4	—	48.4
The accumulated benefit obligation for all domestic and foreign pension plans was $335.4 and $182.4, respectively, at December 31, 2021 and $364.7 and $192.2, respectively, at December 31, 2020.
Components of Net Periodic Pension Benefit Expense (Income) — Net periodic pension benefit expense (income) for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	8.4	10.8	13.3
Expected return on plan assets	(8.7)	(9.5)	(9.8)
Amortization of unrecognized prior service credits	(0.1)	(0.1)	(0.1)
Recognized net actuarial (gains) losses (1)	(4.2)	4.7	6.5
Total net periodic pension benefit (income) expense	$(4.6)	$5.9	$9.9
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, settlement gains (losses), and curtailment gains (losses).
Foreign Pension Plans

	Year ended December 31,
	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	3.4	3.8	4.8
Expected return on plan assets	(5.8)	(5.7)	(6.7)
Recognized net actuarial (gains) losses (1)	(1.8)	0.2	1.0
Total net periodic pension benefit income	$(4.2)	$(1.7)	$(0.9)
___________________________________________________________________
(1)Consists of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets.

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2021	2020	2019
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.35%	3.16%	4.29%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.22%	3.75%	4.25%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.83%	2.35%	3.16%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	1.76%	2.27%	3.02%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.31%	3.81%	4.69%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	2.19%	1.76%	2.27%
Rate of increase in compensation levels	N/A	N/A	N/A
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
Postretirement Benefit Plans
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2021, we made benefit payments of $5.9 to our postretirement benefit plans. Following is a summary, as of December 31, 2021, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2021 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2022	$6.0
2023	5.4
2024	4.9
2025	4.4
2026	4.0
Subsequent five years	14.8

Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2021	2020
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$60.5	$63.6
Interest cost	1.0	1.6
Actuarial (gains) losses	(3.9)	1.9
Benefits paid	(5.9)	(6.6)
Projected postretirement benefit obligation — end of year	$51.7	$60.5
Funded status at year-end	$(51.7)	$(60.5)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(5.9)	$(6.7)
Other long-term liabilities	(45.8)	(53.8)
Net amount recognized	$(51.7)	$(60.5)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(15.5)	$(20.2)
The actuarial gains and losses for our postretirement benefit plans in 2021 and 2020 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit expense (income) included the following components:

	Year ended December 31,
	2021	2020	2019
Service cost	$—	$—	$—
Interest cost	1.0	1.6	2.4
Amortization of unrecognized prior service credits	(4.7)	(4.7)	(4.0)
Recognized net actuarial (gains) losses	(3.9)	1.9	2.5
Net periodic postretirement benefit (income) expense	$(7.6)	$(1.2)	$0.9
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2021	2020	2019
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	2.00%	2.97%	4.09%
Discount rate used in determining year-end postretirement benefit obligation	2.56%	2.00%	2.97%
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

Under the DC Plan, we contributed 0.135, 0.192 and 0.199 shares of our common stock to employee accounts in 2021, 2020 and 2019, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $7.8 in 2021, $7.7 in 2020 and $7.0 in 2019 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in company common stock, although company common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $18.3 and $20.9 at December 31, 2021 and 2020, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2021, 2020 and 2019, we recorded compensation expense of $0.2, $0.2 and $0.2, respectively, relating to our matching contributions to the SRSP.
(12)    Income Taxes
Income from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2021	2020	2019
Income from continuing operations:
United States	$17.2	$39.6	$52.9
Foreign	52.7	39.0	35.9
	$69.9	$78.6	$88.8
(Provision for) benefit from income taxes:
Current:
United States	$(5.4)	$(0.7)	$6.8
Foreign	(6.9)	(3.8)	(5.5)
Total current	(12.3)	(4.5)	1.3
Deferred and other:
United States	0.8	(0.3)	(12.8)
Foreign	0.6	—	(1.0)
Total deferred and other	1.4	(0.3)	(13.8)
Total provision	$(10.9)	$(4.8)	$(12.5)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2021	2020	2019
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.4%	1.8%	0.8%
U.S. credits and exemptions	(20.4)%	(4.4)%	(3.3)%
Foreign earnings/losses taxed at different rates	12.6%	(4.6)%	(2.8)%
Nondeductible expenses	3.3%	2.2%	2.5%
Adjustments to uncertain tax positions	(2.4)%	(4.4)%	(0.5)%
Changes in valuation allowance (1)	47.9%	(0.6)%	(1.8)%
Share-based compensation	(1.8)%	(3.6)%	(1.8)%
Capital loss (1)	(42.5)%	—%	—%
Goodwill impairment and basis adjustments	7.3%	—%	—%
Statutory rate changes	2.1%	—%	(0.6)%
Adjustments to contingent consideration	(8.9)%	—%	—%
Other	(3.0)%	(1.3)%	0.6%
	15.6%	6.1%	14.1%
___________________________________________________________________
(1) During the fourth quarter of 2021, we generated a capital loss in connection with the liquidation of certain recently acquired entities. All but $2.0 of the income tax benefit associated with the capital loss has been reflected in “Gain (loss) from discontinued operations, net of tax” in the accompanying consolidated statement of operations for the year ended December 31, 2021. As such, the capital loss had only a minimal impact on our effective income tax rate for continuing operations during the year ended December 31, 2021.
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
NOL and credit carryforwards	$118.6	$141.0
Pension, other postretirement and postemployment benefits	31.1	36.5
Payroll and compensation	16.3	15.0
Legal, environmental and self-insurance accruals	35.9	22.6
Working capital accruals	17.0	17.1
Other	9.8	8.4
Total deferred tax assets	228.7	240.6
Valuation allowance	(89.8)	(92.0)
Net deferred tax assets	138.9	148.6
Deferred tax liabilities:
Intangible assets recorded in acquisitions	79.4	65.2
Basis difference in affiliates	19.8	16.3
Accelerated depreciation	13.3	11.9
Deferred income	20.2	29.4
Other	16.8	11.1
Total deferred tax liabilities	149.5	133.9
	$(10.6)	$14.7
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

At December 31, 2021, we had $352.0 of state and $288.0 of foreign tax loss carryforwards available. We also had federal and state tax credit carryforwards of $8.0. Of these amounts, $41.9 expire in 2022 and $310.7 expire at various times between 2023 and 2040. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. Our valuation allowance decreased by $2.2 in 2021 and by $1.6 in 2020. The 2021 decrease was primarily driven by the utilization of state attributes in connection with our sale of Transformer Solutions. As previously indicated, we recorded an income tax benefit associated with the capital loss that was generated from the liquidation of certain recently acquired entities, with $2.0 recorded to continuing operations and the remainder to discontinued operations. As such, the capital loss had no net impact to our valuation allowance during the year ended December 31, 2021.

The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year-to-year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2021, we have $172.0 of undistributed earnings of our foreign subsidiaries. The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2021, we had gross and net unrecognized tax benefits of $7.1 and $6.4, respectively. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2020 and 2019, we had gross unrecognized tax benefits of $13.6 (net unrecognized tax benefits of $11.0) and $17.2 (net unrecognized tax benefits of $13.9), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax (provision) benefit. As of December 31, 2021, gross accrued interest totaled $2.6 (net accrued interest of $2.2), while the related amounts as of December 31, 2020 and 2019 were $3.8 (net accrued interest of $3.0) and $4.1 (net accrued interest of $3.2), respectively. Our income tax (provision) benefit for the years ended December 31, 2021, 2020 and 2019 included gross interest income (expense) of $1.0, $0.2, and $(0.5), respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2021, 2020 and 2019, we had no accrual for penalties included in our unrecognized tax benefits.
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

The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefit — opening balance	$13.6	$17.2	$20.3
Gross increases — tax positions in prior period	0.7	0.3	1.1
Gross decreases — tax positions in prior period	(6.4)	(2.2)	(0.8)
Gross increases — tax positions in current period	0.2	0.2	0.2
Settlements	—	(0.3)	(2.1)
Lapse of statute of limitations	(1.1)	(1.7)	(1.5)
Change due to foreign currency exchange rates	0.1	0.1	—
Unrecognized tax benefit — ending balance	$7.1	$13.6	$17.2
Other Tax Matters
During 2021, our income tax provision was impacted most significantly by (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.3 of income tax benefits related to various valuation allowance adjustments, primarily due to foreign tax credits for which the future realization is now considered likely, and (iii) a benefit of $3.5 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims, partially offset by $13.2 of tax expense associated with global intangible low-taxed income created by the liquidation of various recently acquired entities.

During 2020, our income tax provision was impacted most significantly by (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.8 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year.

During 2019, our income tax provision was impacted most significantly by (i) $1.6 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year, (ii) $1.3 of tax benefits related to our U.S. tax credits and incentives, and (iii) $1.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions.
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
The Internal Revenue Service (“IRS”) concluded its audit of our 2013, 2014, 2015, 2016 and 2017 federal income tax returns. In connection with such, we recorded a tax benefit of $2.2 during 2021 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims.
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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of December 31, 2021 and 2020.
As provided within the CARES Act, we are deferring payments of our social security payroll taxes, for the period March 27, 2020 to December 31, 2020, with such deferral totaling $3.5 as of December 31, 2021. One-half of the deferred amount was paid in 2021, with the remainder required to be paid in 2022.
(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2021:

	December 31, 2020	Borrowings	Repayments	Other (5)	December 31, 2021
Revolving loans (1)	$129.8	$209.9	$(339.7)	$—	$—
Term loan (2)	248.6	—	(6.3)	0.4	242.7
Trade receivables financing arrangement (3)	28.0	179.0	(207.0)	—	—
Other indebtedness (4)	6.0	0.6	(1.0)	(2.3)	3.3
Total debt	412.4	$389.5	$(554.0)	$(1.9)	246.0
Less: short-term debt	101.2				2.2
Less: current maturities of long-term debt	7.2				13.0
Total long-term debt	$304.0				$230.8
_____________________________________________________________
(1)While not due for repayment until December 2024 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.

(2)The term loan is repayable in quarterly installments beginning in the first quarter of 2021, with the quarterly installments equal to 0.625% of the initial term loan balance of $250.0 during 2021, 1.25% in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.0 and $1.4 at December 31, 2021 and December 31, 2020, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. At December 31, 2021, there was no available borrowing capacity under the agreement.
(4)Primarily includes balances under a purchase card program of $2.2 and $1.7 and finance lease obligations of $1.1 and $2.6 at December 31, 2021 and 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” primarily includes debt assumed, foreign currency translation on any debt instruments denominated in currencies other than the U.S. dollar, and the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2021 are $13.0, $12.9, $218.9, $0.0, and $0.0 respectively.
Senior Credit Facilities
On December 17, 2019, we amended our senior credit agreement (the “Credit Agreement”) to, among other things, extend the term of each facility under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $800.0. On May 24, 2021, we elected to reduce our participating foreign credit instrument facility and bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, by an aggregate amount of $20.0 and $25.0, respectively. The facility reduction resulted in a write-off of deferred finance costs of $0.2, recorded to “Interest expense” in the accompanying consolidated statement of operations for the year ended December 31, 2021. After this reduction, and repayments of term loans through

December 31, 2021, our committed senior secured financing consists of the following at December 31, 2021 (each with a final maturity of December 17, 2024):

•A term loan facility with a remaining principal amount, as of December 31, 2021, of $243.7;

•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount of $300.0;

•A global revolving credit facility, available for loans in USD, Euros, British Pound Sterling, and other currencies, in the aggregate principal amount up to the equivalent of $150.0;

•A participating foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $35.0; and

•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $20.0.

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 1.5% at December 31, 2021.
On December 9, 2021, in preparation of our adoption of ASU No. 2020-04 and No. 2021-01, Reference Rate Reform (see Note 3), we entered into a LIBOR transition amendment related to our global revolving credit facility for certain foreign currencies. This amendment provides for a transition within the Credit Agreement from the LIBOR rate to a successor rate.
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
At December 31, 2021, we had $437.8 of available borrowing capacity under our revolving credit facilities after giving effect to $12.2 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $30.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $24.7 reserved for outstanding letters of credit.

At December 31, 2021, we were in compliance with all covenants of our Credit Agreement.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2021 and 2020, the participating businesses had $2.2 and $1.7, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $50.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $50.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain uncommitted line of credit facilities in China and South Africa available to fund operations in these regions, when necessary, and at the discretion of the lender. At December 31, 2021, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $243.7, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of December 31, 2021 and 2020, the unrealized gain (loss), net of tax, recorded in AOCI was $0.5 and $(5.9), respectively. In addition, as of December 31, 2021, the fair value of our interest rate swap agreements was $0.6 (with $2.5 recorded as a non-current asset and $1.9 as a current liability), and $7.8 at December 31, 2020 (with $1.4 recorded as a current liability and the remainder in long-term liabilities). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $8.7 and $6.3 outstanding as of December 31, 2021 and 2020, respectively, with all of the $8.7 scheduled to mature in 2022. The fair value of our FX forward contracts was less than $0.1 at December 31, 2021 and 2020.

Commodity Contracts
From time to time, we entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. The commodity contracts related solely to Transformer Solutions. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent these commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings. As of December 31, 2020, the fair values of these contracts was a current asset of $2.4. Since these commodity contracts related to our Transformer Solutions business, the amount has been recorded within assets of discontinued operations in the accompanying consolidated balance sheet. The unrealized gain, net of taxes, recorded in AOCI was $1.5 as of December 31, 2020.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, insurance recovery assets associated with asbestos product liability matters, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions and insurance companies throughout the world. We periodically evaluate the credit standing of these financial institutions and insurance companies.
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
Our recorded liabilities related to these matters totaled $658.8 and $575.7 at December 31, 2021 and 2020, respectively. Of these amounts, $584.3 and $499.8 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2021 and 2020, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2021 and 2020:

	December 31,
	2021	2020
Insurance recovery assets (1)	$526.2	$496.4
Liabilities for claims (2)	616.5	535.2
_____________________________________________________________
(1)Of these amounts $473.6 and $446.4 are included in “Other assets” at December 31, 2021 and 2020, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts $561.4 and $479.9 are included in “Other long-term liabilities” at December 31, 2021 and 2020, respectively, while the remainder is included in “Accrued expenses.”

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
•The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for asbestos-related claims for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31
	2021	2020	2019
Pending claims, beginning of year	9,782	11,079	13,767
Claims filed	2,826	2,449	3,607
Claims resolved	(2,543)	(3,746)	(6,295)
Pending claims, end of year	10,065	9,782	11,079

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

During the years ended December 31, 2021, 2020 and 2019, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $53.9, $35.4, and $47.1, were $(0.3), $19.3 and $13.1, respectively. The year ended December 31, 2021 includes insurance proceeds of $15.0, associated with the settlement of an asbestos insurance coverage matter. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.
During the years ended December 31, 2021, 2020, and 2019, we recorded charges of $51.2, $21.3, and $10.1, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $48.6, $19.2 and $6.3 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2021, 2020, and 2019, respectively, and $2.6, $2.1, and $3.8, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”

Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has now substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT's remaining responsibilities relate largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD), or “MHI.”

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $62.6). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 566.5 (or $35.5), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.3 of bonds upon the completion of certain administrative milestones; (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our accompanying consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our accompanying consolidated statement of operations for the year ended December 31, 2021. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our accompanying consolidated statement of operations for the year ended December 31, 2021.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 790.0 or $49.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. In addition, we do not believe MHI has followed the appropriate dispute resolution processes under our agreement and therefore most, if not all, of its claims against DBT are not valid. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $25.5) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $11.0). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $26.2) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $26.2) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $26.2) as a non-current asset within our consolidated balance sheet as of December 31, 2021.

The remaining bond of $1.8 issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition to this bond, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our accompanying consolidated statement of operations for the year ended December 31, 2021.

Settlement with the Minority Shareholder of DBT – On October 16, 2019, SPX Technologies (PTY) LTD, DBT’s parent company, along with DBT and SPX Corporation, executed an agreement with the then minority shareholder of DBT to settle a put option and other claims between the parties for a total payment of South African Rand 230.0 (or $15.6 at the time of payment). The difference between the settlement amount (South African Rand 230.0) and the amount previously recorded for the matter of South African Rand 257.0, or South African Rand 27.0 (or $1.8), along with a tax benefit of $3.8 associated with the total payment of South African Rand 230.0, has been reflected as an adjustment to “Net income attributable to SPX common stockholders” in our calculations of basic and diluted earnings per share for the year ended December 31, 2019.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. As of December 31, 2021, we had liabilities for site investigation and/or remediation at 18 sites (25 sites at December 31, 2020) that we own or control. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites (11 sites at December 31, 2020) at which the liability has not been settled, of which 9 sites have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
(16) Stockholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income (loss) per share:

	Year ended December 31,
	2021	2020	2019
Numerator:
Income from continuing operations attributable to SPX Corporation common stockholders for calculating basic and diluted income per share	$59.0	$73.8	$76.3
Income (loss) from discontinued operations, net of tax	$366.4	$25.2	$(11.0)
Adjustment related to redeemable noncontrolling interest (Note 15)	—	—	5.6
Income (loss) from discontinued operations attributable to SPX Corporation common stockholders for calculating basic and diluted income per share	$366.4	$25.2	$(5.4)
Denominator:
Weighted-average number of common shares used in basic income per share	45.289	44.628	43.942
Dilutive securities — Employee stock options, restricted stock shares and restricted stock units	1.206	1.138	1.015
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.495	45.766	44.957
For the years ended December 31, 2021, 2020, and 2019, 0.245, 0.300, and 0.319, respectively, of unvested restricted stock shares/units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2021, 2020, and 2019, 0.627, 0.793, and 0.942, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.

Common Stock and Treasury Stock
At December 31, 2021, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2018	51.529	(8.078)	43.451
Restricted stock units	—	0.264	0.264
Other	0.488	—	0.488
Balance at December 31, 2019	52.017	(7.814)	44.203
Restricted stock units	—	0.141	0.141
Other	0.688	—	0.688
Balance at December 31, 2020	52.705	(7.673)	45.032
Restricted stock units	—	0.130	0.130
Other	0.306	—	0.306
Balance at December 31, 2021	53.011	(7.543)	45.468
Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 4.074 shares of our common stock were available for grant at December 31, 2021 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”), or the granting of restricted stock shares (“RS’s”). Each RSU, RS and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
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
We grant RSU’s or RS’s to non-employee directors under the 2006 Non-Employee Directors’ Stock Incentive Plan (the “Directors’ Plan”) and the 2019 Plan. Under the Directors’ Plan, up to 0.027 shares of our common stock were available for grant at December 31, 2021. The 2021, 2020 and 2019 grants to non-employee directors generally vest over a 1 year-period, with the 2021 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2022.
Stock options may be granted to key employees in the form of incentive stock options or non-qualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business the day prior to the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations.
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s, RS’s and stock options totaled $12.9, $12.0 and $10.0 for the years ended December 31, 2021, 2020 and 2019, respectively, with the related tax benefit being $2.2, $2.0 and $2.4 for the years ended December 31, 2021, 2020 and 2019, respectively.
In years prior to 2019, annual long-term cash awards were granted to executive officers and other members of senior management. These awards are eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2021, 2020, and 2019 included $(0.1), $1.1 and $2.6, respectively, associated with long-term cash awards.
We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 1, 2021, February 20, 2020 and February 21, 2019. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 1, 2021
SPX Corporation	42.88%	—%	0.25%	60.24%
Peer group within S&P 600 Capital Goods Index	51.25%	n/a	0.25%
February 20, 2020
SPX Corporation	29.47%	—%	1.35%	35.47%
Peer group within S&P 600 Capital Goods Index	34.93%	n/a	1.35%
February 21, 2019
SPX Corporation	32.70%	—%	2.53%	38.75%
Peer group within S&P 600 Capital Goods Index	34.75%	n/a	2.48%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU, RSU, and RS activity from December 31, 2018 through December 31, 2021:

	Unvested PSU’s, RSU’s, and RS’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2018	0.652	$24.65
Granted	0.430	35.49
Vested	(0.446)	18.75
Forfeited	(0.030)	35.10
December 31, 2019	0.606	36.17
Granted	0.277	46.61
Vested	(0.233)	31.49
Forfeited	(0.006)	41.37
December 31, 2020	0.644	42.32
Granted	0.243	57.24
Vested	(0.219)	37.40
Forfeited	(0.032)	53.69
December 31, 2021	0.636	$49.14
As of December 31, 2021, there was $10.9 of unrecognized compensation cost related to PSU’s, RSU’s and RS’s. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On March 1, 2021, February 20, 2020 and February 21, 2019, we granted stock options totaling 0.105, 0.125 and 0.186, respectively. The exercise price per share of these options is $58.34, $50.09 and $36.51, respectively, and the maximum contractual term of these options is ten years.

The fair value of each stock option granted on March 1, 2021, February 20, 2020 and February 21, 2019 was $23.49, $17.40 and $13.31, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 1, 2021	February 20, 2020	February 21, 2019
Annual expected stock price volatility	41.15%	33.48%	32.70%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	0.91%	1.41%	2.53%
Expected life of stock option (in years)	6.0	6.0	6.0

Annual expected stock price volatility for the March 1, 2021, February 20, 2020 and February 21, 2019 grants were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2018 through December 31, 2021.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	1.718	$16.58
Exercised	(0.202)	13.46
Forfeited	(0.013)	33.15
Granted	0.189	36.50
Options outstanding at December 31, 2019	1.692	19.05
Exercised	(0.412)	14.97
Forfeited	—	—
Granted	0.139	49.57
Options outstanding at December 31, 2020	1.419	23.21
Exercised	(0.123)	15.82
Forfeited	(0.008)	50.11
Granted	0.105	58.34
Options outstanding at December 31, 2021	1.393	$26.35

As of December 31, 2021, 1.150 of the above stock options were exercisable and there was $1.6 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.0 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2021 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2020	$238.6	$(4.4)	$14.3	$248.5
Other comprehensive income (loss) before reclassifications	(5.8)	5.3	—	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss)	19.9	(0.4)	(3.6)	15.9
Current-period other comprehensive income (loss)	14.1	4.9	(3.6)	15.4
Balance at December 31, 2021	$252.7	$0.5	$10.7	$263.9
__________________________________________________________________
(1) Net of tax (provision) benefit of $(0.1) and $1.4 as of December 31, 2021 and 2020, respectively.
(2) Net of tax provision of $3.7 and $4.9 as of December 31, 2021 and 2020, respectively. The balances as of December 31, 2021 and 2020 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2020 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment and Other (2)	Total
Balance at December 31, 2019	$228.0	$(1.6)	$17.9	$244.3
Other comprehensive income (loss) before reclassifications	10.6	(5.7)	—	4.9
Amounts reclassified from accumulated other comprehensive income (loss):	—	2.9	(3.6)	(0.7)
Current-period other comprehensive income (loss)	10.6	(2.8)	(3.6)	4.2
Balance at December 31, 2020	$238.6	$(4.4)	$14.3	$248.5
__________________________________________________________________
(1) Net of tax benefit of $1.4 and $0.5 as of December 31, 2020 and 2019, respectively.
(2) Net of tax provision of $4.9 and $6.1 as of December 31, 2020 and 2019, respectively. The balances as of December 31, 2020 and 2019 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2021 and 2020:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2021	2020
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$(3.8)	$(0.9)	Income from discontinued operations, net of tax
Swaps	3.2	4.7	Interest expense
Pre-tax	(0.6)	3.8
Income taxes	0.2	(0.9)
	$(0.4)	$2.9
Pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(4.8)	$(4.8)	Other income (expense), net
Income taxes	1.2	1.2
	$(3.6)	$(3.6)

Loss on reclassification of foreign currency translation adjustments:
DBT	$19.9	$—	Gain on disposition of discontinued operations, net of tax
Income taxes	—	—
	$19.9	$—
Common Stock in Treasury
During the years ended December 31, 2021, 2020 and 2019, “Common stock in treasury” was decreased by the settlement of restricted stock units issued from treasury stock of $7.7, $8.4 and $15.8, respectively.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2021, 2020 or 2019.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 0.0, respectively, at December 31, 2021). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees have expired and bonds have been returned. Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by the parent company of the buyer) recorded at the time of sale, along with the change in the liability and the asset during 2021, 2020, and 2019.

	Year ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—	$2.0	$0.3	$4.4	$1.2
Reduction/Amortization for the period (2)	(1.7)	—	(0.4)	(0.3)	(2.3)	(0.9)
Impact of changes in foreign currency rates	(0.1)	—	0.2	—	(0.1)	—
Balance at end of period (3)	$—	$—	$1.8	$—	$2.0	$0.3

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
(3)Balance associated with the guarantees and bonds is reflected within "Other long-term liabilities" within the accompanying consolidated balance sheet as of December 31, 2020.
Contingent Consideration for Sensors & Software and ECS Acquisitions — In connection with acquisitions of Sensors & Software and ECS, the respective sellers are eligible for additional cash consideration of $3.9 and $16.8, respectively, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration is $1.3 and $1.5, respectively, with such amounts reflected as liabilities within our consolidated balance sheet as of December 31, 2021. We estimated the fair value of the contingent consideration for these acquisitions based on the probability of Sensors & Software and ECS achieving the applicable milestones.
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
Valuation Methods Used to Measure Fair Value on a Recurring Basis
Derivative Financial Instruments — Our financial derivative assets and liabilities include commodity contracts (until the sale of Transformer Solutions), interest rate swaps, and FX forward contracts, valued using models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of December 31, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security - We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements.

During the years ended December 31, 2021, 2020 and 2019, we recorded gains of $11.8, $8.6 and $7.9, respectively, to “Other income (expense), net” related to increases in the estimated fair value of such equity security. In addition, we received distributions during 2020 and 2019 of $3.5 and $2.6, respectively, included within “cash flows from operating activities” in our consolidated statements of cash flows. As of December 31, 2021 and 2020, the equity security had an estimated fair value of $38.8 and $27.0, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2021 and December 31, 2020 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 13 for further details.

(18) Quarterly Results (Unaudited)

	First (4)		Second (4)		Third (4)		Fourth (4)
	2021	2020	2021	2020	2021	2020	2021	2020
Operating revenues	$287.2	$254.7	$296.6	$257.3	$285.7	$267.8	$350.0	$348.3
Gross profit (1)	104.4	90.5	102.3	89.4	95.8	92.1	129.3	123.5
Income from continuing operations, net of tax (1)(2)	23.0	14.5	17.7	19.3	13.9	19.5	4.4	20.5
Income from discontinued operations, net of tax (1)(3)	3.8	8.6	44.2	8.2	316.4	3.1	2.0	5.3
Net income	$26.8	$23.1	$61.9	$27.5	$330.3	$22.6	$6.4	$25.8
Basic income per share of common stock:
Continuing operations, net of tax	$0.51	$0.33	$0.39	$0.43	$0.31	$0.44	$0.10	$0.46
Discontinued operations, net of tax	0.08	0.19	0.98	0.19	6.98	0.07	0.04	0.11
Net income	$0.59	$0.52	$1.37	$0.62	$7.29	$0.51	$0.14	$0.57
Diluted income per share of common stock:
Continuing operations, net of tax	$0.50	$0.32	$0.38	$0.42	$0.30	$0.42	$0.10	$0.44
Discontinued operations, net of tax	0.08	0.19	0.95	0.18	6.78	0.07	0.04	0.12
Net income	$0.58	$0.51	$1.33	$0.60	$7.08	$0.49	$0.14	$0.56
___________________________________________________________________
Note:    The sum of the quarters’ income per share may not equal the full year per share amounts.
(1) During the fourth quarter of 2021, and as further discussed in Note 9, we converted the inventory accounting for certain of our businesses from the LIFO method to the FIFO method. This change in accounting has been retrospectively applied to our consolidated financial statements. Within the quarterly results presented above, and compared to what has been previously reported, we have restated gross profit, income from continuing operations, net of tax, income from discontinued operations, net of tax, and net income as follows:

	First		Second		Third		Fourth
	2021	2020	2021	2020	2021	2020	2020
Gross profit	$—	$0.5	$0.5	$0.5	$1.5	$(0.2)	$1.5
Income from continuing operations, net of tax	—	0.4	0.4	0.4	1.1	(0.2)	1.1
Income from discontinued operations, net of tax	—	—	—	—	(2.1)	—	0.1
Net income	—	0.4	0.4	0.4	(1.0)	(0.2)	1.2

(2) During the fourth quarter of 2021 and 2020, we recognized pre-tax actuarial gains (losses) of $9.9 and $(6.8), respectively, associated with our pension and postretirement benefit plans. See Note 11 for additional details.

During the fourth quarter of 2021 and 2020, we recorded charges of $46.3 ($44.6 to continuing operations and $1.7 to discontinued operations) and $19.1 ($17.0 to continuing operations and $2.1 to discontinued operations), respectively, as a result of changes in estimates associated with the assets and liabilities recorded for asbestos product liability matters.

During the fourth quarter of 2021, we recorded impairment charges of $5.7 related to (i) the goodwill and indefinite-lived intangible assets of ULC ($5.2) and (ii) certain other indefinite-lived intangible assets ($0.5). See Note 10 for additional details.

(3) During the second quarter of 2021, we recorded tax benefits of $33.0 in “Income from discontinued operations, net of tax” including (i) $28.6 for the excess tax basis in the stock of Transformer Solutions and (ii) $4.4 for previously unrecognized state net operating losses, each as a result of the definitive agreement to sell the business.

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $357.7 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the third quarter 2021.

During the fourth quarter of 2021, we increased the gain by $24.5, with the additional gain related primarily to the utilization of income tax benefits associated with liquidating certain recently acquired entities.

In the fourth quarter of 2021, and in connection with the completion of the wind-down of our DBT business, we recorded a charge of $19.9 to discontinued operations to reflect the write-off of historical currency translation amounts associated with DBT that had been previously reported within “Stockholders’ equity.”

(4) We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 were April 3, July 3 and October 2, compared to the respective March 28, June 27 and September 26, 2020 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had five more days in the first quarter of 2021 and had six fewer days in the fourth quarter of 2021 than in the respective 2020 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness discussed below related to the accounting for asbestos-related insurance recovery assets.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded, given the existence of a material weakness described below, that our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of its assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, identified a deficiency in the design and operating effectiveness of our internal controls related to the insurance recovery assets associated with alleged exposure to asbestos-containing materials. While the deficiency did not cause material misstatements to the financial statements, it presented a reasonable possibility that a material misstatement to the financial statements could have occurred.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2021, the internal control over financial reporting of Sealite, ECS and Cincinnati Fan, which were acquired on April 19, 2021, August 2, 2021 and December 15, 2021, respectively. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets of these acquired entities (excluding goodwill and intangible assets, which are included within the scope of our assessment) represented approximately 2% of our consolidated total assets as of December 31, 2021 and their aggregate revenues represented approximately 3% of our consolidated revenues for the year ended December 31, 2021. See a discussion of these acquisitions in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Remediation Plan and Status

Our remediation efforts are in process as we have subsequently designed control procedures to address the material weakness. Management will, among other procedures,

•Perform a reconciliation of data used in our accounting assessments to the records of external legal counsel and third-party administrators to verify the completeness of recorded insurance recovery assets associated with alleged exposure to asbestos-containing materials.

•On a quarterly basis, monitor changes in available insurance and, to the extent there are changes, confirm all changes with the external legal counsel and third-party administrators and verify all such changes are properly reflected in the insurance availability reports.

We will implement, document policies and procedures for, and test the implementation and operating effectiveness of, the newly-designed controls in future periods. The material weakness in our internal control over financial reporting will not be considered remediated until the newly-designed controls operate for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Other than those described above, there have been no changes in the our internal control over financial reporting (as defined in Rule 13a‐15(d)) during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SPX Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sealite Pty Ltd (“Sealite”), Enterprise Control Systems Ltd (“ECS”), and Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), which were acquired on April 19, 2021, August 2, 2021, and December 15, 2021, respectively, and whose aggregate total assets (excluding goodwill and intangible assets, which were integrated into the Company's control environment) and aggregate revenues constitute approximately 2% and 3%, respectively, of the related amounts in the Company's consolidated financial statements as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Sealite, ECS, and Cincinnati Fan.
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

Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company identified a deficiency in the design and operating effectiveness of internal controls related to the insurance recovery assets associated with alleged exposure to asbestos-containing materials.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 25, 2022

ITEM 9B. Other Information
Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 53, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.
James E. Harris, 59, Vice President, Chief Financial Officer and Treasurer since August 2020. Mr. Harris joined SPX from Elevate Textiles, Inc., a private equity portfolio company, where he served as Chief Financial Officer prior to being promoted to interim Chief Executive Officer. Before joining Elevate in 2019, Jamie spent over ten years with Coca-Cola Consolidated, the largest independent Coca-Cola franchisee in the United States, where he served as Senior Vice President – Chief Financial Officer, and subsequently Executive Vice President – Business Transformation and Business Services. His prior executive roles include senior financial positions with MedCath Corporation, Fresh Foods Inc., and The Shelton Companies.
J. Randall Data, 56, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.
John W. Nurkin, 52, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.
John W. Swann, III, 51, President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.
NaTausha H. White, 50, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.
Ankush Kumar, 48, President, SPX Global Cooling since October of 2020. Mr. Kumar joined SPX from Gardner Denver Holdings, Inc., a global industrial manufacturer, where he led the fluid transfer equipment and liquid-ring compressor systems businesses. He also previously spent 13 years at McKinsey & Company, where his focus was growth through strategy deployment, business development and commercial performance transformation.

c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d)Code of Ethics.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 51 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 51 of this Form 10-K.
3.Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2022.

SPX CORPORATION (Registrant)
By	/s/ JAMES E. HARRIS
James E. Harris Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 2022.

/s/ EUGENE J. LOWE, III	/s/ JAMES E. HARRIS
Eugene J. Lowe, III President and Chief Executive Officer	James E. Harris Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ ROBERT B. TOTH	/s/ ANGEL S. WILLIS
Robert B. Toth Director	Angel S. Willis Director
/s/ MEENAL A. SETHNA	/s/ TANA L. UTLEY
Meenal A. Sethna Director	Tana L. Utley Director
/s/ MICHAEL A. REILLY
Michael A. Reilly Chief Accounting Officer, Vice President, Finance, and Corporate Controller

INDEX TO EXHIBITS

Item No.		Description
2.1	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on September 28, 2015 (File no. 1-6948).

2.2	—
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

10.11	—	LIBOR Transition Amendment dated as of December 9, 2021 among SPX CORPORATION, the Subsidiary Guarantors party thereto, and Bank of America, N.A., as the Administrative Agent

10.12	—
SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, as amended and restated December 17, 2008, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2008 (File no. 1-6948).

10.13	—
Amendment to the SPX Corporation 1997 Non-Employee Directors’ Compensation Plan, incorporated herein by reference from our Annual Report on Form 10-K for the year ended December 31, 2010 (File no. 1-6948).

10.14	—
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

*10.43	—	Form of Severance Benefit Agreement, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.44	—	Form of Change of Control Agreement with SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.45	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.46	—	Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from our Current Report on Form 8-K filed on October 1, 2015 (File no. 1-6948).
*10.47	—	Letter agreement dated June 7, 2021 between SPX Corporation and Brian G. Mason, incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2021 (File no. 1-6948).
*10.48	—
Enhanced Severance Agreement dated as of June 7, 2021 between SPX Transformer Solutions, Inc. and Brian G. Mason, incorporated by reference from our Quarterly Report on Form 10-Q for the period ended July 3, 2021 (File no. 1-6948).

18.1	—	Preferability Letter re Change in Accounting Principle
21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.INS	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.