Form 10-Q
period 2022-04-02
SPX CORP
filed 2022-05-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022

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
Common shares outstanding April 29, 2022, 45,718,063

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 2, 2022	April 3, 2021
Revenues	$307.1	$287.2
Costs and expenses:
Cost of products sold	203.1	182.8
Selling, general and administrative	84.2	75.2
Intangible amortization	9.3	4.0
Special charges, net	—	0.2
Other operating income	(0.9)	—
Operating income	11.4	25.0

Other income, net	6.5	7.4
Interest expense	(2.4)	(4.2)
Interest income	0.1	0.1
Income from continuing operations before income taxes	15.6	28.3
Income tax provision	(2.6)	(5.3)
Income from continuing operations	13.0	23.0

Income from discontinued operations, net of tax	—	4.6
Loss on disposition of discontinued operations, net of tax	(1.6)	(0.8)
Income (loss) from discontinued operations, net of tax	(1.6)	3.8

Net income	$11.4	$26.8

Basic income per share of common stock:
Income from continuing operations	$0.29	$0.51
Income (loss) from discontinued operations	(0.04)	0.08
Net income per share	$0.25	$0.59

Weighted-average number of common shares outstanding — basic	45.554	45.132

Diluted income per share of common stock:
Income from continuing operations	$0.28	$0.50
Income (loss) from discontinued operations	(0.03)	0.08
Net income per share	$0.25	$0.58

Weighted-average number of common shares outstanding — diluted	46.445	46.319

Comprehensive income	$14.4	$29.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$262.8	$388.2
Accounts receivable, net	223.1	223.4
Contract assets	30.3	28.9
Inventories, net	220.7	189.8
Other current assets	78.6	73.1
Total current assets	815.5	903.4
Property, plant and equipment:
Land	13.9	13.9
Buildings and leasehold improvements	62.8	62.9
Machinery and equipment	233.1	231.4
	309.8	308.2
Accumulated depreciation	(199.1)	(194.9)
Property, plant and equipment, net	110.7	113.3
Goodwill	490.6	457.3
Intangibles, net	405.9	415.5
Other assets	676.6	675.9
Deferred income taxes	12.5	11.0
Assets of DBT and Heat Transfer (includes cash and cash equivalents of $6.7 and $7.8 at April 2, 2022 and December 31, 2021, respectively)	55.4	52.2
TOTAL ASSETS	$2,567.2	$2,628.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$111.0	$119.6
Contract liabilities	43.7	44.7
Accrued expenses	177.4	217.9
Income taxes payable	46.8	42.1
Short-term debt	2.0	2.2
Current maturities of long-term debt	13.0	13.0
Total current liabilities	393.9	439.5
Long-term debt	227.7	230.8
Deferred and other income taxes	30.6	31.3
Other long-term liabilities	761.2	788.5
Liabilities of DBT and Heat Transfer	38.0	35.6
Total long-term liabilities	1,057.5	1,086.2
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,065,643 and 45,716,583 issued and outstanding at April 2, 2022, respectively, and 53,011,255 and 45,467,768 issued and outstanding at December 31, 2021, respectively)	0.5	0.5
Paid-in capital	1,321.2	1,334.2
Retained deficit	(40.4)	(51.8)
Accumulated other comprehensive income	266.9	263.9
Common stock in treasury (7,349,060 and 7,543,487 shares at April 2, 2022 and December 31, 2021, respectively)	(432.4)	(443.9)
Total stockholders' equity	1,115.8	1,102.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,567.2	$2,628.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended April 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	11.4	—	—	11.4
Other comprehensive income, net	—	—	—	3.0	—	3.0
Incentive plan activity	—	2.5	—	—	—	2.5
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock unit vesting	—	(18.6)	—	—	11.5	(7.1)
Balance at April 2, 2022	$0.5	$1,321.2	$(40.4)	$266.9	$(432.4)	$1,115.8

	Three months ended April 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(477.2)	$248.5	$(451.6)	$640.1
Net income	—	—	26.8	—	—	26.8
Other comprehensive income, net	—	—	—	2.7	—	2.7
Incentive plan activity	—	3.8	—	—	—	3.8
Long-term incentive compensation expense	—	3.0	—	—	—	3.0
Restricted stock unit vesting	—	(10.9)	—	—	6.2	(4.7)
Balance at April 3, 2021	$0.5	$1,315.8	$(450.4)	$251.2	$(445.4)	$671.7

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 2, 2022	April 3, 2021
Cash flows from (used in) operating activities:
Net income	$11.4	$26.8
Less: Income (loss) from discontinued operations, net of tax	(1.6)	3.8
Income from continuing operations	13.0	23.0
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	—	0.2
Gain on change in fair value of equity security	(4.4)	(5.2)
Deferred and other income taxes	4.3	8.3
Depreciation and amortization	14.0	8.7
Pension and other employee benefits	1.6	0.7
Long-term incentive compensation	3.1	2.7
Other, net	0.6	1.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	10.4	27.5
Inventories	(25.6)	(6.9)
Accounts payable, accrued expenses and other	(65.5)	(37.3)
Cash spending on restructuring actions	(0.1)	(0.4)
Net cash from (used in) continuing operations	(48.6)	23.1
Net cash from (used in) discontinued operations	(8.6)	37.1
Net cash from (used in) operating activities	(57.2)	60.2
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	—	3.5
Business acquisition, net of cash acquired	(41.8)	—
Capital expenditures	(2.1)	(2.2)
Net cash from (used in) continuing operations	(43.9)	1.3
Net cash used in discontinued operations	(13.9)	(0.4)
Net cash from (used in) investing activities	(57.8)	0.9
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	54.0
Repayments under senior credit facilities	(3.1)	(81.6)
Borrowings under trade receivables arrangement	—	54.0
Repayments under trade receivables arrangement	—	(48.0)
Net borrowings (repayments) under other financing arrangements	(0.2)	0.2
Payment of contingent consideration	(1.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(6.4)	(3.8)
Net cash used in continuing operations	(11.0)	(25.2)
Net cash used in discontinued operations	(0.4)	(0.4)
Net cash used in financing activities	(11.4)	(25.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	3.1
Net change in cash and equivalents	(126.5)	38.6
Consolidated cash and equivalents, beginning of period	396.0	68.3
Consolidated cash and equivalents, end of period	$269.5	$106.9

	Three months ended
	April 2, 2022	April 3, 2021
Components of cash and equivalents:
Cash and cash equivalents	$262.8	$90.7
Cash and cash equivalents included in assets of DBT and Heat Transfer	6.7	16.2
Total cash and equivalents	$269.5	$106.9

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data and asbestos-related claims)

(1)    BASIS OF PRESENTATION
Unless otherwise indicated, “we,” “us” and “our” mean SPX Corporation and its consolidated subsidiaries (“SPX”).
We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The financial statements represent our accounts after the elimination of intercompany transactions and, in our opinion, include the adjustments (consisting only of normal and recurring items) necessary for their presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only (see Note 3 for information on discontinued operations).
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of our VIEs are immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. During the quarter ended April 2, 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 with no resulting adjustment to the gain on sale. Historically, Transformer Solutions’ operations have had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represented a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.

Wind-Down of DBT Technologies Business
During the fourth quarter of 2021, we substantially ceased all operations of DBT Technologies (PTY) LTD (“DBT”). As a result, we are reporting DBT as a discontinued operation in the accompanying condensed consolidated financial statements. DBT continues to be involved in various dispute resolution matters related to two large power projects. See Note 3 for additional details regarding DBT's presentation as a discontinued operation and Note 15 regarding the dispute resolution matters.

Acquisition of Sealite
On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash consideration of $80.3, net of cash acquired of $2.3. The post acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

Acquisition of ECS

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash consideration of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $16.4, with payment to be made in the fourth quarter of 2022 upon successful achievement of certain financial performance milestones. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the estimated liability of $6.7. During the first quarter of 2022, we further reduced the estimated liability by $0.9, with such amount recorded within “Other operating income.” The estimated fair value of such contingent consideration, which we have reflected as a liability in our condensed consolidated balance sheets, was $0.6 and $1.5 at April 2, 2022 and December 31, 2021, respectively. The post acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

Acquisition of Cincinnati Fan

On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash consideration of $145.2, net of cash acquired of $2.5. The purchase price is subject to adjustment based on the final calculation of working capital, cash, and debt as of the date of the acquisition. The post acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

Acquisition of ITL

On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids-to-Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash consideration of $41.8, net of cash acquired of $1.1. The purchase price is subject to adjustment based on the final calculation of working capital, cash, and debt as of the date of the acquisition. The post acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

The assets acquired and liabilities assumed in the Sealite, ECS, Cincinnati Fan, and ITL transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts, and the valuation of ITL's acquired intangible assets.

Change in Segment Reporting Structure

As Transformer Solutions is now being reported as a discontinued operation, the remaining operations of our former Engineered Solutions reportable segment are being reported within our HVAC reportable segment, as these operations are now being managed, and evaluated by our Chief Operating Decision Maker, as part of our HVAC cooling business.

Change in Accounting Method

During the fourth quarter of 2021, as a means of harmonizing our accounting method for inventory across all of our businesses, we converted the inventory accounting for certain businesses within our HVAC reportable segment from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This change in accounting has been retrospectively applied, with the change having no impact on our results herein for the three months ended April 3, 2021.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of full year results.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3 and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the three months ended April 2, 2022, when compared to the consolidated operating results for the 2021 respective period.

Reclassification of Prior Year Amounts
Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts related to the inclusion of DBT and Transformer Solutions within discontinued operations and the resulting change in our segment reporting structure noted above.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing guidance, Accounting Standards Update (“ASU”) No. 2020-04 and No. 2021-01, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. In preparation of our adoption of these amendments, we entered into a LIBOR transition amendment related to our global revolving credit facility, as described in our 2021 Annual Report on Form 10-K. Upon adoption, we do not believe these amendments will have a material impact to our condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This guidance is effective for public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The impact of adopting this guidance on our condensed consolidated financial statements will depend on business combinations occurring on or after the effective date.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. This ASU allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. This guidance applies to all entities that elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815 and is effective for public entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures, which requires enhanced disclosure of certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty while eliminating certain current recognition and measurement accounting guidance. This guidance also requires the disclosure of current-period gross write-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and allows for early adoption in any interim period after issuance. We are currently assessing the impact of this amendment on our condensed consolidated financial statements.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on April 19, 2021, August 2, 2021, December 15, 2021, and March 31, 2022, we completed the acquisitions of Sealite, ECS, Cincinnati Fan, and ITL, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations.

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions. During the first quarter of 2022, we reached agreement with the Purchaser on the amount of cash, debt and working capital on the date the Transaction was consummated, for a payment made to the Purchaser of $13.9 with no resulting adjustment to the gain on sale.

The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the three months ended April 3, 2021 are shown below:

Three months ended
April 3, 2021
Revenues	$110.6
Costs and expenses:
Cost of product sold	89.4
Selling, general and administrative	9.5
Other expense, net	0.2
Income before income tax	11.5
Income tax provision	(2.9)
Income from discontinued operations, net of tax	$8.6

Wind-Down of DBT Business

As discussed in Note 1, we completed the wind-down of our DBT business in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

Major line items constituting pre-tax loss and after-tax loss of DBT for the three months ended April 3, 2021 are shown below:

Three months ended
April 3, 2021
Revenues	$0.7
Costs and expenses:
Cost of product sold	1.0
Selling, general and administrative	4.2
Special charges	0.5
Other expense, net	0.2
Loss before tax	(5.2)
Income tax benefit	1.2
Loss after tax	$(4.0)

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of April 2, 2022 and December 31, 2021. The major line items constituting DBT's assets and liabilities as of April 2, 2022 and December 31, 2021 are shown below:

	April 2, 2022	December 31, 2021
ASSETS
Cash and equivalents	$6.7	$7.8
Accounts receivable, net	10.0	9.1
Other current assets	7.7	7.0
Property, plant and equipment:
Buildings and leasehold improvements	0.3	0.2
Machinery and equipment	1.5	1.5
	1.8	1.7
Accumulated depreciation	(1.6)	(1.5)
Property, plant and equipment, net	0.2	0.2
Other assets	30.4	27.6
Total assets of DBT	$55.0	$51.7
LIABILITIES
Accounts payable	$1.6	$2.3
Contract liabilities	5.8	5.6
Accrued expenses	25.1	22.4
Other long-term liabilities	5.3	4.9
Total liabilities of DBT	$37.8	$35.2

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of April 2, 2022 and December 31, 2021. The major line items constituting Heat Transfer's assets and liabilities as of April 2, 2022 and December 31, 2021 are shown below:

	April 2, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$0.1	$0.1
Other current assets	0.2	0.2
Other assets	0.1	0.2
Total assets of Heat Transfer	$0.4	$0.5
LIABILITIES
Accounts payable	$0.1	$0.3
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.4

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three months ended April 2, 2022 and April 3, 2021, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	April 2, 2022	April 3, 2021
Transformer Solutions (1)
Income (loss) from discontinued operations	$(0.3)	$11.5
Income tax (provision) benefit	0.1	(2.9)
Income (loss) from discontinued operations, net	(0.2)	8.6

DBT (2)
Loss from discontinued operations	(1.6)	(5.2)
Income tax benefit	0.4	1.2
Loss from discontinued operations, net	(1.2)	(4.0)

Heat Transfer (3)
Loss from discontinued operations	—	(0.1)
Income tax (provision) benefit	—	—
Loss from discontinued operations, net	—	(0.1)

All other (3)
Loss from discontinued operations	(0.2)	(0.9)
Income tax benefit	—	0.2
Loss from discontinued operations, net	(0.2)	(0.7)

Total
Income (loss) from discontinued operations	(2.1)	5.3
Income tax (provision) benefit	0.5	(1.5)
Income (loss) from discontinued operations, net	$(1.6)	$3.8
___________________________

(1) Loss for the three months ended April 2, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition.

(2) Loss for the three months ended April 2, 2022 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects.

(3) Loss for the three months ended April 2, 2022 and April 3, 2021 resulted primarily from revisions to liabilities retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended April 2, 2022 and April 3, 2021:

	Three months ended April 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$116.8	$—	$116.8
Boilers, comfort heating, and ventilation	76.3	—	76.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.2	67.2
Communication technologies, obstruction lighting, and bus fare collection systems	—	46.8	46.8
	$193.1	$114.0	$307.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$173.1	$103.2	$276.3
Revenues recognized over time	20.0	10.8	30.8
	$193.1	$114.0	$307.1

	Three months ended April 3, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$101.7	$—	$101.7
Boilers, comfort heating, and ventilation	73.9	—	73.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.4	67.4
Communication technologies, obstruction lighting, and bus fare collection systems	—	44.2	44.2
	$175.6	$111.6	$287.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$154.4	$96.5	$250.9
Revenues recognized over time	21.2	15.1	36.3
	$175.6	$111.6	$287.2

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of April 2, 2022 and December 31, 2021:

Contract Balances	April 2, 2022	December 31, 2021	Change
Contract Accounts Receivable(1)	$213.9	$215.3	$(1.4)
Contract Assets	30.3	28.9	1.4
Contract Liabilities - current	(43.7)	(44.7)	1.0
Contract Liabilities - non-current(2)	(5.8)	(5.8)	—
Net contract balance	$194.7	$193.7	$1.0
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $1.0 increase in our net contract asset balance from December 31, 2021 to April 2, 2022 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During the three months ended April 2, 2022, we recognized revenues of $23.6 related to our contract liabilities at December 31, 2021.
Performance Obligations

As of April 2, 2022, the aggregate amount allocated to remaining performance obligations was $96.3. We expect to recognize revenue on approximately 75% and 87% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three months ended April 2, 2022.

(6)    INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Accounting Standards Codification (“Codification”). Operating income or loss for each of our reportable segments is determined before considering, if applicable, impairment and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. This is consistent with the way our Chief Operating Decision Maker evaluates the results of each segment.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three months ended April 2, 2022 and April 3, 2021 are presented below:

	Three months ended
	April 2, 2022	April 3, 2021
Revenues:
HVAC reportable segment	$193.1	$175.6
Detection and Measurement reportable segment	114.0	111.6
Consolidated revenues	$307.1	$287.2

Income:
HVAC reportable segment	$15.2	$22.3
Detection and Measurement reportable segment	15.0	20.0
Total income for reportable segments	30.2	42.3

Corporate expense	16.6	14.4
Long-term incentive compensation expense	3.1	2.7
Special charges, net	—	0.2
Other operating income	(0.9)	—
Consolidated operating income	$11.4	$25.0

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended April 2, 2022 and April 3, 2021 are described in more detail below:

	Three months ended
	April 2, 2022	April 3, 2021
HVAC reportable segment	$—	$—
Detection and Measurement reportable segment	—	0.2
Corporate	—	—
Total	$—	$0.2

Detection and Measurement — Charges for the three months ended April 3, 2021 related primarily to severance costs associated with a restructuring action at the segment's pipeline inspection and rehabilitation business.
No significant future charges are expected to be incurred under actions approved as of April 2, 2022.
The following is an analysis of our restructuring liabilities for the three months ended April 2, 2022 and April 3, 2021:

	Three months ended
	April 2, 2022	April 3, 2021
Balance at beginning of year	$0.3	$0.8
Special charges	—	0.2
Utilization — cash	(0.1)	(0.4)
Currency translation adjustment and other	—	—
Balance at end of period	$0.2	$0.6

(8)    INVENTORIES, NET
Inventories at April 2, 2022 and December 31, 2021 comprised the following:

	April 2, 2022	December 31, 2021
Finished goods	$58.9	$55.1
Work in process	25.1	21.1
Raw materials and purchased parts	136.7	113.6
Total inventories	$220.7	$189.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended April 2, 2022 were as follows:

	December 31, 2021	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	April 2, 2022
HVAC reportable segment
Gross goodwill	$528.9	$(0.7)	$—	$(2.1)	$526.1
Accumulated impairments	(334.1)	—	—	1.4	(332.7)
Goodwill	194.8	(0.7)	—	(0.7)	193.4

Detection and Measurement reportable segment
Gross goodwill	424.9	35.2	—	(1.2)	458.9
Accumulated impairments	(162.4)	—	—	0.7	(161.7)
Goodwill	262.5	35.2	—	(0.5)	297.2

Total
Gross goodwill	953.8	34.5	—	(3.3)	985.0
Accumulated impairments	(496.5)	—	—	2.1	(494.4)
Goodwill	$457.3	$34.5	$—	$(1.2)	$490.6
___________________________
(1)Reflects (i) goodwill acquired with the ITL acquisition of $35.6, (ii) a decrease in Cincinnati Fan's goodwill of $0.7 resulting from revisions to the valuation of certain assets and liabilities, and (iii) a decrease in Sealite's goodwill of $0.4 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Sealite, Cincinnati Fan, ECS, and ITL acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at April 2, 2022 and December 31, 2021 comprised the following:

	April 2, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$188.0	$(30.4)	$157.6	$188.2	$(26.7)	$161.5
Technology	80.1	(13.6)	66.5	80.1	(11.9)	68.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	31.6	(21.9)	9.7	31.6	(18.0)	13.6
	304.2	(70.4)	233.8	304.4	(61.1)	243.3
Trademarks with indefinite lives	172.1	—	172.1	172.2	—	172.2
Total	$476.3	$(70.4)	$405.9	$476.6	$(61.1)	$415.5

At April 2, 2022, the net carrying value of intangible assets with determinable lives consisted of $100.8 in the HVAC reportable segment and $133.0 in the Detection and Measurement reportable segment. At April 2, 2022, trademarks with indefinite lives consisted of $105.3 in the HVAC reportable segment and $66.8 in the Detection and Measurement reportable segment.
We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter in conjunction with our annual financial planning process, with such testing based primarily on events and circumstances existing as of the end of the third quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. In reviewing goodwill and indefinite-lived intangible assets for impairment, we initially perform a qualitative analysis. If there is an indication of impairment, we then perform a quantitative analysis. A significant amount of judgment is involved in determining if an indication of impairment has occurred between annual testing dates. Such indication may include: a significant decline in expected future cash flows; a significant adverse change in legal factors or the business climate; unanticipated competition; and a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit.
During the fourth quarter of 2021, based on a quantitative analyses of the goodwill and indefinite-lived intangible assets of our ULC reporting unit, we determined that the fair value of the reporting unit approximated the carrying value of its net assets. The total goodwill of ULC was $12.0 as of April 2, 2022. A change in assumptions used in ULC's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit's estimated fair value being less than the carrying value of its net assets. In addition to ULC, the fair value of Sealite, ECS, Cincinnati Fan and ITL, acquisitions over the past 12 months, approximate their carrying value. If ULC, Sealite, ECS, Cincinnati Fan or ITL are unable to achieve their respective current financial forecast, we may be required to record an impairment charge in a future period related to their respective goodwill.

We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis, if there are indications of potential impairment. The fair value of our trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions (fair value based on unobservable inputs - Level 3, as defined in Note 17). The primary basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year.

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 2, 2022	April 3, 2021
Balance at beginning of year	$34.8	$35.3
Provisions	2.6	2.8
Usage	(3.0)	(3.1)
Balance at end of period	34.4	35.0
Less: Current portion of warranty	11.2	11.1
Non-current portion of warranty	$23.2	$23.9

(11)    EMPLOYEE BENEFIT PLANS
On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration payable to the insurance carrier of approximately $10.0. Of this consideration, $9.0 was paid during the quarter ended April 2, 2022, with the remainder expected to be paid in the second quarter of 2022. This transaction resulted in a settlement charge of $0.7 recorded in net periodic pension benefit expense during the first quarter of 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in a benefit of $0.4 recorded in net periodic pension benefit expense for the three months ended April 2, 2022. Lastly, as a result of the transfer, we have eliminated the third-party cost and internal resource requirements associated with administering these benefits.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	April 2, 2022	April 3, 2021
Service cost	$—	$—
Interest cost	2.3	2.1
Expected return on plan assets	(2.1)	(2.2)
Net periodic pension benefit (income) expense	$0.2	$(0.1)

Foreign Pension Plans

	Three months ended
	April 2, 2022	April 3, 2021
Service cost	$—	$—
Interest cost	1.0	0.8
Expected return on plan assets	(1.5)	(1.4)
Net periodic pension benefit income	$(0.5)	$(0.6)

Postretirement Plans

	Three months ended
	April 2, 2022	April 3, 2021
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization of unrecognized prior service credits	(1.1)	(1.2)
Recognized net actuarial losses (1)	0.3	—
Net periodic postretirement benefit income	$(0.5)	$(0.9)
 _________________
(1)     The three months ended April 2, 2022 includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended April 2, 2022:

	December 31, 2021	Borrowings	Repayments	Other	April 2, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	242.7	—	(3.1)	—	239.6
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	3.3	—	(0.2)	—	3.1
Total debt	246.0	$—	$(3.3)	$—	242.7
Less: short-term debt	2.2				2.0
Less: current maturities of long-term debt	13.0				13.0
Total long-term debt	$230.8				$227.7

___________________________

(1)The term loan is repayable in quarterly installments equal to 1.25% of the initial term loan balance of $250.0, in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.0 at April 2, 2022 and December 31, 2021.
(2)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(3)Primarily includes balances under a purchase card program of $2.0 and $2.2 and finance lease obligations of $1.1 and $1.1 at April 2, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2021 Annual Report on Form 10-K.
At April 2, 2022, we had $438.2 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.8 reserved for outstanding letters of credit. In addition, at April 2, 2022, we had $28.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $26.1 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 1.8% at April 2, 2022.
At April 2, 2022, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a notional amount of $240.6, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of April 2, 2022 and December 31, 2021, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $7.0 and $0.5, respectively. In addition, as of April 2, 2022, the fair value of our interest rate swap agreements totaled $9.3 (with $0.3 recorded as a current asset, $9.4 as a non-current asset, and $0.4 as a current liability), and $0.6 at December 31, 2021 (with $2.5 recorded as a non-current asset and $1.9 as a current liability). Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $4.6 and $8.7 outstanding as of April 2, 2022 and December 31, 2021, respectively, with all of the $4.6 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at April 2, 2022 and December 31, 2021.

Commodity Contracts
In connection with our Transformer Solutions business, we historically entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions, which has been presented within discontinued operations. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three months ended October 2, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent the commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 2, 2022	April 3, 2021
Weighted-average number of common shares used in basic income per share	45.554	45.132
Dilutive securities — Employee stock options and restricted stock units	0.891	1.187
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.445	46.319

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.243 and 0.737, respectively, for the three months ended April 2, 2022, and 0.234 and 0.627, respectively, for the three months ended April 3, 2021.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2022 is included in our 2021 Annual Report on Form 10-K.
Awards granted on March 1, 2022 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2022 meeting scheduled for May 10, 2022.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.1 and $2.7 for the three months ended April 2, 2022 and April 3, 2021, respectively. The related tax benefit was $0.5 for the three months ended April 2, 2022 and April 3, 2021.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2021 through April 2, 2022:

	Unvested PSU's and RSU's	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2021	0.636	$49.14
Granted	0.265	48.39
Vested	(0.320)	43.97
Forfeited	(0.007)	50.57
Outstanding at April 2, 2022	0.574	$51.67

As of April 2, 2022, there was $18.0 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.4 years.

Stock Options

On March 1, 2022, we granted 0.105 stock options, all of which were outstanding (but not exercisable) as of April 2, 2022. The exercise price per share of these options is $48.97 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on March 1, 2022 was $19.33. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	38.62%
Annual expected dividend yield	—%
Risk-free interest rate	1.61%
Expected life of stock option (in years)	6.0
Annual expected stock price volatility is based on a weighted average of SPX’s stock volatility of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.

As of April 2, 2022, there was $3.1 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.5 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 2, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(2.6)	6.1	—	3.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.4	(0.9)	(0.5)
Current-period other comprehensive income (loss)	(2.6)	6.5	(0.9)	3.0
Balance at end of period	$250.1	$7.0	$9.8	$266.9
__________________________
(1)Net of tax provision of $2.3 and $0.1 as of April 2, 2022 and December 31, 2021, respectively.
(2)Net of tax provision of $3.5 and $3.7 as of April 2, 2022 and December 31, 2021, respectively. The balances as of April 2, 2022 and December 31, 2021 include unamortized prior service credits.
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
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended April 2, 2022 and April 3, 2021:

	Amount Reclassified from AOCI
	Three months ended
	April 2, 2022	April 3, 2021	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$—	$(1.8)	Income from discontinued operations, net of tax
Swaps	0.5	1.4	Interest expense
Pre-tax	0.5	(0.4)
Income taxes	(0.1)	0.1
	$0.4	$(0.3)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.1)	$(1.2)	Other income, net
Income taxes	0.2	0.3
	$(0.9)	$(0.9)

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
Our recorded liabilities related to these matters totaled $645.6 and $658.8 at April 2, 2022 and December 31, 2021, respectively. Of these amounts, $570.6 and $584.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 2, 2022 and December 31, 2021, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at April 2, 2022 and December 31, 2021:

	April 2, 2022	December 31, 2021
Insurance recovery assets (1)	$521.2	$526.2
Liabilities for claims (2)	604.5	616.5
__________________________
(1)Of these amounts, $466.2 and $473.6 are included in “Other assets” at April 2, 2022 and December 31, 2021, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $548.6 and $561.4 are included in “Other long-term liabilities” at April 2, 2022 and December 31, 2021, respectively, while the remainder is included in “Accrued expenses.”
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

The following table presents information regarding activity for the asbestos-related claims for the three months ended April 2, 2022 and April 3, 2021:

	Three months ended
	April 2, 2022	April 3, 2021
Pending claims, beginning of period	10,065	9,782
Claims filed	712	514
Claims resolved	(597)	(167)
Pending claims, end of period	10,180	10,129

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
During the three months ended April 2, 2022 and April 3, 2021, our payments for asbestos-related claims, net of respective insurance recoveries of $7.4 and $8.0, were $7.2 and $3.8, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the three months ended April 2, 2022 and April 3, 2021, there were no other changes in estimates associated with our assets and liabilities related to our asbestos product liability matters.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $69.0). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 566.5 (or $39.1), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

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

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statement of operations.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 790.0 or $54.5), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. In addition, we do not believe MHI has followed the appropriate dispute resolution processes under our agreement and therefore most, if not all, of its claims against DBT are not valid. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $28.1) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $12.2). DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $28.9) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $28.9) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $28.9) as a non-current asset within our condensed consolidated balance sheets as of April 2, 2022 and December 31, 2021.

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

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statement of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 18 sites that we own or control, or formerly owned and controlled, as of April 2, 2022 and December 31, 2021. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of April 2, 2022 and December 31, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.

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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of April 2, 2022, we had gross unrecognized tax benefits of $7.1 (net unrecognized tax benefits of $6.4). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 2, 2022, gross accrued interest totaled $2.7 (net accrued interest of $2.3). As of April 2, 2022, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended April 2, 2022, we recorded an income tax provision of $2.6 on $15.6 of pre-tax income from continuing operations, resulting in an effective rate of 16.7%. This compares to an income tax provision for the three months ended April 3, 2021 of $5.3 on $28.3 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. The most significant item impacting the income tax provision for the first quarter of 2022 and 2021 was $0.7 and $0.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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

During the second quarter of 2021, the Internal Revenue Service (“IRS”) concluded its audit of our 2013, 2014, 2015, 2016 and 2017 federal income tax returns. We believe contingencies related to the subsequent returns are adequately provided for.
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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted into law and provides changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of April 2, 2022 and December 31, 2021.

As provided within the CARES Act, we are deferring payments of our social security payroll taxes, for the period March 27, 2020 to December 31, 2020, with such deferral totaling $3.5 as of April 2, 2022. This amount is required to be paid by the end of 2022.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 0.0, respectively, at April 2, 2022). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees have expired and bonds have been returned. Summarized below are the liability (related to parent company guarantees and bank and surety bonds) and asset (related to cash collateral and guarantee provided by the parent company of the buyer) recorded at the time of sale, along with the change in the liability and asset during the three months ended April 3, 2021.

	Three months ended
	April 3, 2021
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—
Reduction/Amortization for the period (2)	(1.7)	—
Impact of changes in foreign currency rates	(0.1)	—
Balance at end of period	$—	$—

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

Contingent Consideration for Sensors & Software and ECS Acquisitions — In connection with the acquisition of Sensors & Software, the sellers were eligible for additional cash consideration of up to $4.0, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration totaled $1.3, and was paid during the quarter ended April 2, 2022.

In connection with the acquisition of ECS, the respective seller is eligible for additional cash consideration of up to $16.4, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration was $0.6 and $1.5 at April 2, 2022 and December 31, 2021, respectively, with such amounts reflected as a liability within the respective condensed consolidated balance sheets. We estimated the fair value of the contingent consideration for this acquisition based on the probability of ECS achieving the applicable milestones.
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
As of April 2, 2022, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three months ended April 2, 2022 and April 3, 2021, we recorded gains of $4.4 and $5.2, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of April 2, 2022 and December 31, 2021, the equity security had an estimated fair value of $43.2 and $38.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of April 2, 2022 and December 31, 2021 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties facing us include the impact of the COVID-19 pandemic and governmental and other actions taken in response; the uncertainty of claims resolution with respect to the large power projects in South Africa, as well as claims with respect to asbestos, environmental and other contingent liabilities; cyclical changes and specific industry events in our markets; economic impacts from continued or escalating geopolitical tensions; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; changes in worldwide economic conditions; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of any announced acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

COVID-19 PANDEMIC, SUPPLY CHAIN DISRUPTIONS, LABOR SHORTAGES, AND COST INCREASES

The impact of the COVID-19 pandemic on our operating results was relatively minimal throughout 2021. However, during January 2022, there was an increase in COVID-19 cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, since the second half of 2021, certain of our businesses have experienced supply chain disruptions, as well as labor shortages, while all of our businesses have experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. We are actively managing these matters and we expect the potential impacts will diminish as we progress through 2022.

POTENTIAL IMPACTS OF RUSSIA/UKRAINE CONFLICT

The Russia/Ukraine conflict did not have a significant impact on our operating results during the three months ended April 2, 2022. We are monitoring the availability of certain raw materials that are supplied by these countries. However, at this time, we do not expect the potential impact to be material to our operating results.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Sealite Pty Ltd and Affiliated Entities (“Sealite”)
▪Acquired on April 19, 2021 for cash consideration of $80.3, net of cash acquired of $2.3.
▪Post-acquisition operating results of Sealite are included within our Detection and Measurement reportable segment.

◦Enterprise Control Systems Ltd (“ECS”)
▪Acquired on August 2, 2021 for cash consideration of $39.4, net of cash acquired of $5.1.
▪The seller is eligible for additional cash consideration of up to $16.4, upon achievement of certain financial performance milestones.
•The estimated fair value of such contingent consideration was $8.2 as of the date of the acquisition.
•During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the estimated fair value/liability of $6.7.
•During the first quarter of 2022, we further reduced the estimated fair value/liability by $0.9, with such amount recorded to “Other operating income” during the quarter.
•As of April 2, 2022, the estimated fair value/liability related to the contingent consideration was $0.6.
▪Post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

◦Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”)
▪Acquired on December 15, 2021 for cash consideration of $145.2, net of cash acquired of $2.5.
▪Post-acquisition operating results of Cincinnati Fan are included within our HVAC reportable segment.

◦International Tower Lighting, LLC (“ITL”)
▪Acquired on March 31, 2022 for cash consideration of $41.8, net of cash acquired of $1.1.
▪Post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

•Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On October 1, 2021, we completed the sale for net cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax.”
◦During the first quarter of 2022, we paid $13.9 to the buyer of Transformer Solutions related primarily to the settlement of the final working capital balances of the business.

•Transfer of Postretirement Life Insurance Benefit Obligation
◦On February 17, 2022, we transferred our obligation for life insurance benefits under our postretirement benefit plans to an insurance carrier for total cash consideration of $10.0.
◦We paid $9.0 at the time of transfer and expect to pay the remainder in the second quarter of 2022.
◦In connection with the transfer, we:
▪Recorded a net charge of $0.3 within our first quarter 2022 operating results; and
▪Have eliminated the (i) third-party cost and (ii) internal resource requirements associated with administering these benefits.
◦See Note 11 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended April 2, 2022 totaled $307.1, compared to $287.2 during the respective period in 2021. The increase in revenues during the three months ended April 2, 2022, compared to the respective prior-year period, was due primarily to the impact of the Cincinnati Fan, Sealite, and ECS acquisitions, partially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of communication technologies products, as the extent of such sales can fluctuate materially from period to period.

During the three months ended April 2, 2022, we generated operating income of $11.4, compared to $25.0 for the respective period in 2021. The decrease in operating income during the three months ended April 2, 2022 was due primarily to a decrease in profitability for both our HVAC and Detection and Measurement reportable segments. The decrease in profitability for our HVAC reportable segment was due primarily to an increase in amortization expense of $4.7 associated with the acquisition of Cincinnati Fan and lower absorption of manufacturing costs resulting from (i) a high-level of absenteeism during January 2022 caused by an increase in COVID-19 cases, (ii) supply chain delays, and (iii) labor shortages. The decrease in profitability for our Detection and Measurement reportable segment was due primarily to lower sales of communication technologies products, as these sales typically generate high profit margins.

Cash flows used in operating activities associated with continuing operations totaled $48.6 for the three months ended April 2, 2022, compared to cash flows from operating activities of $23.1 during the three months ended April 3, 2021. The decrease in cash flows from operating activities was due primarily to (i) decreases in cash flows at certain of our project-related businesses during the first quarter of 2022, as cash receipts for these project-related businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) elevated purchases of raw materials and components during the first quarter of 2022 in order to manage the potential risk associated with the current supply chain environment, and (iii) a cash payment of $9.0 during the first quarter of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details).

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2 and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods.
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

The following table provides selected financial information for the three months ended April 2, 2022 and April 3, 2021, including the reconciliation of organic revenue decrease to the net revenue increase:

	Three months ended
	April 2, 2022	April 3, 2021	% Change
Revenues	$307.1	$287.2	6.9
Gross profit	104.0	104.4	(0.4)
% of revenues	33.9%	36.4%
Selling, general and administrative expense	84.2	75.2	12.0
% of revenues	27.4%	26.2%
Intangible amortization	9.3	4.0	132.5
Special charges, net	—	0.2	*
Other operating income	(0.9)	—	*
Other income, net	6.5	7.4	(12.2)
Interest expense, net	(2.3)	(4.1)	(43.9)
Income from continuing operations before income taxes	15.6	28.3	(44.9)
Income tax provision	(2.6)	(5.3)	(50.9)
Income from continuing operations	13.0	23.0	(43.5)

Components of revenue increase:
Organic			(2.5)
Foreign currency			(0.5)
Acquisitions			9.9
Net revenue increase			6.9
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended April 2, 2022, the increase in revenues, compared to the respective period in 2021, was due primarily to the impact of the acquisitions of Cincinnati Fan, Sealite, and ECS, partially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of communication technologies products, as the extent of such sales can fluctuate materially from period to period.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended April 2, 2022, the decrease in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2021, was due primarily to lower absorption of manufacturing costs within our HVAC reportable segment resulting from (i) a high-level of absenteeism during January 2022 caused by an increase of COVID-19 cases, (ii) supply chain delays, and (iii) labor shortages. In addition, gross profit and gross profit as a percentage of revenues were negatively impacted by the lower sales of communication technologies products during the three months ended April 2, 2022, as these sales typically generate high profit margins. The impact of the above items on gross profit, for the three months ended April 2, 2022, was offset partially by the incremental gross profit associated with the above acquisitions.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended April 2, 2022, the increase in SG&A expense, compared to the respective period in 2021, was due primarily to the incremental SG&A resulting from the acquisitions noted above.

Intangible Amortization — For the three months ended April 2, 2022, the increase in intangible amortization, compared to the respective period in 2021, was due to the incremental amortization related to the acquisitions noted above.

Special Charges, net — Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first three months of 2021.
Other Operating Income — Other operating income for the three months ended April 2, 2022 related to a reduction in the fair value / liability associated with the contingent consideration related to the ECS acquisition.

Other Income, net — Other income, net, for the three months ended April 2, 2022 was composed primarily of a gain of $4.4 related to a change in the estimated fair value of an equity security that we hold, income associated with a transition services agreement of $0.9, pension and postretirement income of $0.8, and income derived from company owned life insurance policies of $0.7. Other income, net, for the three months ended April 3, 2021 was composed primarily of a gain of $5.2 related to a change in the estimated fair value of an equity security that we hold, income of $1.7 related to a reduction of the parent company guarantees and bank surety bonds liability that were outstanding in connection with the 2016 sale of Balcke Dürr, and pension and postretirement income of $1.6, partially offset by foreign currency transaction losses of $0.7.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended April 2, 2022, compared to the respective period in 2021, was the result of a lower average effective interest rate and lower average debt balances during the 2022 period.

Income Tax Provision — For the three months ended April 2, 2022, we recorded an income tax provision of $2.6 on $15.6 of pre-tax income from continuing operations, resulting in an effective rate of 16.7%. This compares to an income tax provision for the three months ended April 3, 2021 of $5.3 on $28.3 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. The most significant item impacting the income tax provision for the first quarters of 2022 and 2021 was $0.7 and $0.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. These results exclude the operating results of discontinued operations for all periods presented. See Note 6 to our condensed consolidated financial statements for a description of our reportable segments.
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
HVAC Reportable Segment

	Three months ended
	April 2, 2022	April 3, 2021	% Change
Revenues	$193.1	$175.6	10.0
Income	15.2	22.3	(31.8)
% of revenues	7.9%	12.7%
Components of revenue increase:
Organic			0.4
Foreign currency			—
Acquisition			9.6
Net revenue increase			10.0
Revenues — For the three months ended April 2, 2022, the increase in revenues, compared to the respective period in 2021, was due primarily to the impact of the acquisition of Cincinnati Fan, and to a much lesser extent, organic revenue growth. The increase in organic revenue was due to higher sales of boiler products during the quarter, resulting primarily from price increases.

Income — For the three months ended April 2, 2022, the decrease in income and margin, compared to the respective period in 2021, was due primarily to amortization expense of $4.7 resulting from the Cincinnati Fan acquisition and lower absorption of manufacturing costs associated with (i) absenteeism during January 2022 related to the impact of the COVID-19 pandemic, (ii) supply chain delays, and (iii) labor shortages.

Backlog — The segment had backlog of $263.4 and $168.4 as of April 2, 2022 and April 3, 2021, respectively. Backlog associated with Cincinnati Fan totaled $30.0 as of April 2, 2022.

Detection and Measurement Reportable Segment

	Three months ended
	April 2, 2022	April 3, 2021	% Change
Revenues	$114.0	$111.6	2.2
Income	15.0	20.0	(25.0)
% of revenues	13.2%	17.9%
Components of revenue increase:
Organic			(7.0)
Foreign currency			(1.1)
Acquisitions			10.3
Net revenue increase			2.2
Revenues — For the three months ended April 2, 2022, the increase in revenues, compared to the respective period in 2021, was due primarily to the impact of the acquisitions of Sealite and ECS, partially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of communication technologies products, as the extent of such sales can fluctuate materially from period to period.

Income — For the three months ended April 2, 2022, the decrease in income and margin, compared to the respective period in 2021, was due primarily to lower sales of communication technologies products, as these sales typically generate high profit margins.

Backlog — The segment had backlog of $153.1 and $109.0 as of April 2, 2022 and April 3, 2021, respectively. Backlog associated with Sealite and ECS totaled $46.8 as of April 2, 2022.

CORPORATE AND OTHER EXPENSES

	Three months ended
	April 2, 2022	April 3, 2021	% Change
Total consolidated revenues	$307.1	$287.2	6.9
Corporate expense	16.6	14.4	15.3
% of revenues	5.4%	5.0%
Long-term incentive compensation expense	3.1	2.7	14.8

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three months ended April 2, 2022, compared to the respective period in 2021, was due primarily to increased investments in various strategic initiatives and an increase in travel expense, partially offset by lower incentive compensation expense.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three months ended April 2, 2022, the increase in long-term incentive compensation expense, compared to the respective period in 2021, was due primarily to a reduction in long-term incentive compensation during the three months ended April 3, 2021 associated with revisions to/finalization of the liability associated with the 2018 long-term cash awards that vested during such period. See Note 14 to our condensed consolidated financial statements for additional details.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 2, 2022 and April 3, 2021.

	Three months ended
	April 2, 2022	April 3, 2021
Continuing operations:
Cash flows from (used in) operating activities	$(48.6)	$23.1
Cash flows from (used in) investing activities	(43.9)	1.3
Cash flows used in financing activities	(11.0)	(25.2)
Cash flows from (used in) discontinued operations	(22.9)	36.3
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	3.1
Net change in cash and equivalents	$(126.5)	$38.6

Operating Activities — The decrease in cash flows from operating activities during the three months ended April 2, 2022, compared to the respective period in 2021, was due primarily to (i) decreases in cash flows at certain of our project-related businesses during the first quarter of 2022, as cash receipts for these project-related businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) elevated purchases of raw materials and components during the first quarter of 2022 in order to manage the potential risk associated with the current supply chain environment, and (iii) a cash payment of $9.0 during the first quarter of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details).

Investing Activities — Cash flows used in investing activities for the three months ended April 2, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $2.1. Cash flows from investing activities for the three months ended April 3, 2021 were comprised of proceeds from company-owned life insurance policies of $3.5, partially offset by capital expenditures of $2.2.

Financing Activities — Cash flows used in financing activities for the three months ended April 2, 2022 were comprised of minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $6.4, net repayments under our various debt instruments of $3.3, and contingent consideration paid of $1.3 related to a prior acquisition.

Cash used in financing activities for the three months ended April 3, 2021 were comprised of net repayments under our various debt instruments of $21.4 and minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $3.8.

Discontinued Operations — Cash flows used in discontinued operations for the three months ended April 2, 2022 relate primarily to (i) disbursements for liabilities retained in connection with dispositions and (ii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business.

Cash flows from discontinued operations for the three months ended April 3, 2021 related primarily to net cash generated from the operations of Transformer Solutions, partially offset by disbursements for liabilities retained in connection with dispositions. In addition, cash flows from discontinued operations during the first quarter of 2021 included cash receipts of $15.3 related to claims matters in South Africa.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first three months of 2022 and 2021.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended April 2, 2022.

	December 31, 2021	Borrowings	Repayments	Other	April 2, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	242.7	—	(3.1)	—	239.6
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	3.3	—	(0.2)	—	3.1
Total debt	246.0	$—	$(3.3)	$—	242.7
Less: short-term debt	2.2				2.0
Less: current maturities of long-term debt	13.0				13.0
Total long-term debt	$230.8				$227.7
___________________________

(1)The term loan is repayable in quarterly installments equal to 1.25% of the initial term loan balance of $250.0, in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $1.0 at April 2, 2022 and December 31, 2021.
(2)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(3)Primarily includes balances under a purchase card program of $2.0 and $2.2 and finance lease obligations of $1.1 and $1.1 at April 2, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term

At April 2, 2022, we were in compliance with all covenants of our senior credit agreement.
Availability — At April 2, 2022, we had $438.2 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.8 reserved for letters of credit. In addition, at April 2, 2022, we had $28.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $26.1 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $9.8 as of April 2, 2022. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, claims with respect to the large power projects in South Africa, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” and “Risk Factors” in our 2021 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2021 Annual Report on Form 10-K, the discussion within which is incorporated herein by reference. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2021 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2021 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 2, 2022 due to the material weakness discussed below related to the accounting for asbestos-related insurance recovery assets.

Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our 2021 Annual Report on Form 10-K, management, with the participation of our Chief Executive Officer and Chief Financial Officer, identified a deficiency in the design and operating effectiveness of our internal controls related to the insurance recovery assets associated with alleged exposure to asbestos-containing materials. While the deficiency did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement to the financial statements could have occurred.

Status of Remediation
Our remediation efforts are in process and we have designed control procedures to address the material weakness. The actions taken by management include, but are not limited to:
•Reconciling data used in our accounting assessments to the records of external legal counsel and third-party administrators to verify the completeness of recorded insurance recovery assets associated with alleged exposure to asbestos-containing materials.
•Monitoring changes in available insurance and, if applicable, confirming any changes with external legal counsel and third-party administrators to verify that such changes are properly reflected in the insurance availability reports.

We will document policies and procedures for, and test the implementation and operating effectiveness of, the newly-designed controls in future periods. The material weakness in our internal control over financial reporting will not be considered remediated until sufficient time has passed to allow management to test the design and operational effectiveness of the corrective actions.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 2, 2022 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: May 4, 2022	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 4, 2022	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer