Form 10-Q
period 2022-07-02
SPX CORP
filed 2022-08-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022

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
Common shares outstanding July 29, 2022, 45,212,562

SPX CORPORATION AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	$354.0	$296.6	$661.1	$583.8
Costs and expenses:
Cost of products sold	229.4	194.3	432.5	377.1
Selling, general and administrative	88.3	75.4	172.5	150.6
Intangible amortization	7.1	6.5	16.4	10.5
Special charges, net	0.1	0.6	0.1	0.8
Other operating expense, net	1.9	2.7	1.0	2.7
Operating income	27.2	17.1	38.6	42.1

Other income (expense), net	(1.7)	6.4	4.8	13.8
Interest expense	(2.3)	(3.4)	(4.7)	(7.6)
Interest income	0.3	—	0.4	0.1
Income from continuing operations before income taxes	23.5	20.1	39.1	48.4
Income tax provision	(4.4)	(2.4)	(7.0)	(7.7)
Income from continuing operations	19.1	17.7	32.1	40.7

Income from discontinued operations, net of tax	—	40.1	—	44.7
Income (loss) on disposition of discontinued operations, net of tax	(6.1)	4.1	(7.7)	3.3
Income (loss) from discontinued operations, net of tax	(6.1)	44.2	(7.7)	48.0

Net income	$13.0	$61.9	$24.4	$88.7

Basic income per share of common stock:
Income from continuing operations	$0.42	$0.39	$0.71	$0.90
Income (loss) from discontinued operations	(0.13)	0.98	(0.17)	1.06
Net income per share	$0.29	$1.37	$0.54	$1.96

Weighted-average number of common shares outstanding — basic	45.444	45.271	45.500	45.201

Diluted income per share of common stock:
Income from continuing operations	$0.41	$0.38	$0.69	$0.88
Income (loss) from discontinued operations	(0.13)	0.95	(0.16)	1.03
Net income per share	$0.28	$1.33	$0.53	$1.91

Weighted-average number of common shares outstanding — diluted	46.289	46.545	46.370	46.408

Comprehensive income	$0.1	$61.3	$14.5	$90.8

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$189.8	$388.2
Accounts receivable, net	240.5	223.4
Contract assets	33.9	28.9
Inventories, net	235.8	189.8
Other current assets	78.6	73.1
Total current assets	778.6	903.4
Property, plant and equipment:
Land	13.9	13.9
Buildings and leasehold improvements	62.5	62.9
Machinery and equipment	234.0	231.4
	310.4	308.2
Accumulated depreciation	(200.8)	(194.9)
Property, plant and equipment, net	109.6	113.3
Goodwill	459.7	457.3
Intangibles, net	416.1	415.5
Other assets	662.9	675.9
Deferred income taxes	16.2	11.0
Assets of DBT and Heat Transfer (includes cash and cash equivalents of $5.4 and $7.8 at July 2, 2022 and December 31, 2021, respectively)	46.5	52.2
TOTAL ASSETS	$2,489.6	$2,628.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116.2	$119.6
Contract liabilities	45.4	44.7
Accrued expenses	182.7	217.9
Income taxes payable	8.8	42.1
Short-term debt	2.1	2.2
Current maturities of long-term debt	13.0	13.0
Total current liabilities	368.2	439.5
Long-term debt	224.5	230.8
Deferred and other income taxes	27.5	31.3
Other long-term liabilities	746.4	788.5
Liabilities of DBT and Heat Transfer	34.4	35.6
Total long-term liabilities	1,032.8	1,086.2
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,247,919 and 45,185,089 issued and outstanding at July 2, 2022, respectively, and 53,011,255 and 45,467,768 issued and outstanding at December 31, 2021, respectively)	0.5	0.5
Paid-in capital	1,327.3	1,334.2
Retained deficit	(27.4)	(51.8)
Accumulated other comprehensive income	254.0	263.9
Common stock in treasury (8,062,830 and 7,543,487 shares at July 2, 2022 and December 31, 2021, respectively)	(465.8)	(443.9)
Total stockholders' equity	1,088.6	1,102.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,489.6	$2,628.6

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended July 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at April 2, 2022	$0.5	$1,321.2	$(40.4)	$266.9	$(432.4)	$1,115.8
Net income	—	—	13.0	—	—	13.0
Other comprehensive loss, net	—	—	—	(12.9)	—	(12.9)
Incentive plan activity	—	4.0	—	—	—	4.0
Long-term incentive compensation expense	—	2.5	—	—	—	2.5
Restricted stock unit vesting	—	(0.4)	—	—	0.3	(0.1)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6

	Six months ended July 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	24.4	—	—	24.4
Other comprehensive loss, net	—	—	—	(9.9)	—	(9.9)
Incentive plan activity	—	6.5	—	—	—	6.5
Long-term incentive compensation expense	—	5.6	—	—	—	5.6
Restricted stock unit vesting	—	(19.0)	—	—	11.8	(7.2)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6

	Three months ended July 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at April 3, 2021	$0.5	$1,315.8	$(450.4)	$251.2	$(445.4)	$671.7
Net income	—	—	61.9	—	—	61.9
Other comprehensive loss, net	—	—	—	(0.6)	—	(0.6)
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	3.6	—	—	—	3.6
Restricted stock unit vesting	—	(1.2)	—	—	1.1	(0.1)
Balance at July 3, 2021	$0.5	$1,321.2	$(388.5)	$250.6	$(444.3)	$739.5

	Six months ended July 3, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Corporation Stockholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(477.2)	$248.5	$(451.6)	$640.1
Net income	—	—	88.7	—	—	88.7
Other comprehensive income, net	—	—	—	2.1	—	2.1
Incentive plan activity	—	6.8	—	—	—	6.8
Long-term incentive compensation expense	—	6.6	—	—	—	6.6
Restricted stock unit vesting	—	(12.1)	—	—	7.3	(4.8)
Balance at July 3, 2021	$0.5	$1,321.2	$(388.5)	$250.6	$(444.3)	$739.5

The accompanying notes are an integral part of these statements.

SPX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 2, 2022	July 3, 2021
Cash flows from (used in) operating activities:
Net income	$24.4	$88.7
Less: Income (loss) from discontinued operations, net of tax	(7.7)	48.0
Income from continuing operations	32.1	40.7
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.1	0.8
Gain on change in fair value of equity security	(4.4)	(7.4)
Deferred and other income taxes	(9.0)	2.2
Depreciation and amortization	25.6	19.9
Pension and other employee benefits	6.3	1.0
Long-term incentive compensation	5.6	6.0
Other, net	1.0	3.2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	(5.0)	31.3
Inventories	(44.9)	(6.3)
Accounts payable, accrued expenses and other	(90.6)	(50.6)
Cash spending on restructuring actions	(0.3)	(1.2)
Net cash from (used in) continuing operations	(83.5)	39.6
Net cash from (used in) discontinued operations	(13.0)	39.3
Net cash from (used in) operating activities	(96.5)	78.9
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	1.6	3.9
Business acquisitions, net of cash acquired	(41.4)	(81.9)
Capital expenditures	(6.0)	(4.2)
Net cash used in continuing operations	(45.8)	(82.2)
Net cash used in discontinued operations	(13.9)	(1.2)
Net cash used in investing activities	(59.7)	(83.4)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	—	102.0
Repayments under senior credit facilities	(6.3)	(94.9)
Borrowings under trade receivables arrangement	—	132.0
Repayments under trade receivables arrangement	—	(134.0)
Net repayments under other financing arrangements	(0.2)	—
Payment of contingent consideration	(1.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(5.2)	(3.8)
Repurchases of common stock	(33.7)	—
Net cash from (used in) continuing operations	(46.7)	1.3
Net cash from (used in) discontinued operations	0.3	(0.4)
Net cash from (used in) financing activities	(46.4)	0.9
Change in cash and equivalents due to changes in foreign currency exchange rates	1.8	4.4
Net change in cash and equivalents	(200.8)	0.8
Consolidated cash and equivalents, beginning of period	396.0	68.3
Consolidated cash and equivalents, end of period	$195.2	$69.1

	Six months ended
	July 2, 2022	July 3, 2021
Components of cash and equivalents:
Cash and cash equivalents	$189.8	$50.3
Cash and cash equivalents included in assets of DBT and Heat Transfer	5.4	18.8
Total cash and equivalents	$195.2	$69.1

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
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of our VIE's are immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. During the first quarter of 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 with an increase to the gain on sale of $0.2. Historically, Transformer Solutions’ operations have had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represented a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.

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
Acquisition of Sealite
On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products. We purchased Sealite for cash consideration of $80.3, net of cash acquired of $2.3, which included a final settlement of working capital that resulted in a reduction of the purchase price of $1.3 in the third quarter of 2021. The post acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

Acquisition of ECS

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash consideration of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to $16.4, with payment to be made in the fourth quarter of 2022 upon successful achievement of certain financial performance milestones. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the estimated liability of $6.7. During the first and second quarters of 2022, we further reduced the estimated liability by $0.9 and $0.4, respectively, with such amounts recorded within “Other operating expense, net.” The estimated fair value of such contingent consideration, which we have reflected as a liability in our condensed consolidated balance sheets, was $0.0 and $1.5 at July 2, 2022 and December 31, 2021, respectively. The post acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

Acquisition of Cincinnati Fan

On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash consideration of $145.2, net of cash acquired of $2.5. During the second quarter of 2022, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receiving $0.4 during the quarter. The post acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

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

The assets acquired and liabilities assumed in the ECS, Cincinnati Fan, and ITL transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Change in Accounting Method

During the fourth quarter of 2021, as a means of harmonizing our accounting method for inventory across all of our businesses, we converted the inventory accounting for certain domestic businesses within our HVAC reportable segment from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. This change in accounting has been retrospectively applied to our condensed consolidated financial statements. See Note 8 for additional information.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3 and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the six months ended July 2, 2022, when compared to the consolidated operating results for the 2021 respective period.

Reclassification of Prior-Year Amounts
Certain prior-year amounts have been reclassified to conform to the current-year presentation, including amounts related to the inclusion of DBT within discontinued operations and the change from the LIFO method of inventory accounting.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance also requires the following disclosures for equity securities subject to contractual sale restrictions: 1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, and allows for early adoption in any interim period after issuance. We do not believe the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on April 19, 2021, August 2, 2021, December 15, 2021, and March 31, 2022, we completed the acquisitions of Sealite, ECS, Cincinnati Fan, and ITL, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations.

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions. The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the three and six months ended July 3, 2021 are shown below:

	Three months ended	Six months ended
	July 3, 2021	July 3, 2021
Revenues	$108.5	$219.1
Costs and expenses:
Cost of product sold	87.3	176.7
Selling, general and administrative	8.6	18.1
Other income, net	0.2	—
Income before income tax	12.8	24.3
Income tax benefit (1)	29.9	27.0
Income from discontinued operations, net of tax	$42.7	$51.3
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

Major line items constituting pre-tax loss and after-tax loss of DBT for the three and six months ended July 3, 2021 are shown below:

	Three months ended	Six months ended
	July 3, 2021	July 3, 2021
Revenues	$0.1	$0.8
Costs and expenses:
Cost of product sold	(0.1)	0.9
Selling, general and administrative	3.8	8.0
Special charges	0.1	0.6
Other income, net	0.7	0.5
Interest income	0.1	0.1
Loss before income tax	(2.9)	(8.1)
Income tax benefit	0.3	1.5
Loss from discontinued operations, net of tax	$(2.6)	$(6.6)

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021. The major line items constituting DBT's assets and liabilities as of July 2, 2022 and December 31, 2021 are shown below:

	July 2, 2022	December 31, 2021
ASSETS
Cash and equivalents	$5.4	$7.8
Accounts receivable, net	8.0	9.1
Other current assets	6.9	7.0
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	1.3	1.5
	1.5	1.7
Accumulated depreciation	(1.4)	(1.5)
Property, plant and equipment, net	0.1	0.2
Other assets	25.8	27.6
Total assets of DBT	$46.2	$51.7
LIABILITIES
Accounts payable	$1.8	$2.3
Contract liabilities	3.7	5.6
Accrued expenses	23.9	22.4
Other long-term liabilities	4.8	4.9
Total liabilities of DBT	$34.2	$35.2

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021. The major line items constituting Heat Transfer's assets and liabilities as of July 2, 2022 and December 31, 2021 are shown below:

	July 2, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$—	$0.1
Other current assets	0.2	0.2
Other assets	0.1	0.2
Total assets of Heat Transfer	$0.3	$0.5
LIABILITIES
Accounts payable	$0.1	$0.3
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.4

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three and six months ended July 2, 2022 and July 3, 2021, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Transformer Solutions (1)
Income (loss) from discontinued operations	$0.1	$12.8	$(0.2)	$24.3
Income tax benefit	—	29.9	0.1	27.0
Income (loss) from discontinued operations, net	0.1	42.7	(0.1)	51.3

DBT (2)
Loss from discontinued operations	(6.9)	(2.9)	(8.5)	(8.1)
Income tax benefit	1.1	0.3	1.5	1.5
Loss from discontinued operations, net	(5.8)	(2.6)	(7.0)	(6.6)

Heat Transfer
Loss from discontinued operations	(0.2)	(0.1)	(0.2)	(0.2)
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations, net	(0.2)	(0.1)	(0.2)	(0.2)

All other (3)
Loss from discontinued operations	(0.3)	(0.2)	(0.5)	(1.1)
Income tax benefit	0.1	4.4	0.1	4.6
Income (loss) from discontinued operations, net	(0.2)	4.2	(0.4)	3.5

Total
Income (loss) from discontinued operations	(7.3)	9.6	(9.4)	14.9
Income tax benefit	1.2	34.6	1.7	33.1
Income (loss) from discontinued operations, net	$(6.1)	$44.2	$(7.7)	$48.0
___________________________

(1) Income (loss) for the three and six months ended July 2, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. During the three and six months ended July 3, 2021, we recorded tax benefits of $33.0 in “Income from discontinued operations, net of tax” including (i) $28.6 for the excess tax basis in the stock of Transformer Solutions and (ii) $4.4 for previously unrecognized state net operating losses, each as a result of the definitive agreement to sell the business.

(2) Loss for the three and six months ended July 2, 2022 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects.

(3) Income (loss) for the three and six months ended July 2, 2022 and July 3, 2021 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended July 2, 2022 and July 3, 2021:

	Three months ended July 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$130.5	$—	$130.5
Boilers, comfort heating, and ventilation	88.2	—	88.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.4	65.4
Communication technologies, obstruction lighting, and bus fare collection systems	—	69.9	69.9
	$218.7	$135.3	$354.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$202.8	$110.9	$313.7
Revenues recognized over time	15.9	24.4	40.3
	$218.7	$135.3	$354.0

	Six months ended July 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$247.3	$—	$247.3
Boilers, comfort heating, and ventilation	164.5	—	164.5
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	132.6	132.6
Communication technologies, obstruction lighting, and bus fare collection systems	—	116.7	116.7
	$411.8	$249.3	$661.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$375.9	$214.1	$590.0
Revenues recognized over time	35.9	35.2	71.1
	$411.8	$249.3	$661.1

	Three months ended July 3, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$111.5	$—	$111.5
Boilers, comfort heating, and ventilation	73.9	—	73.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	65.9
Communication technologies, obstruction lighting, and bus fare collection systems	—	45.3	45.3
	$185.4	$111.2	$296.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$166.3	$101.5	$267.8
Revenues recognized over time	19.1	9.7	28.8
	$185.4	$111.2	$296.6

	Six months ended July 3, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$213.2	$—	$213.2
Boilers, comfort heating, and ventilation	147.8	—	147.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	133.3	133.3
Communication technologies, obstruction lighting, and bus fare collection systems	—	89.5	89.5
	$361.0	$222.8	$583.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$320.7	$198.0	$518.7
Revenues recognized over time	40.3	24.8	65.1
	$361.0	$222.8	$583.8

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of July 2, 2022 and December 31, 2021:

Contract Balances	July 2, 2022	December 31, 2021	Change
Contract Accounts Receivable(1)	$234.1	$215.3	$18.8
Contract Assets	33.9	28.9	5.0
Contract Liabilities - current	(45.4)	(44.7)	(0.7)
Contract Liabilities - non-current(2)	(5.9)	(5.8)	(0.1)
Net contract balance	$216.7	$193.7	$23.0
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $23.0 increase in our net contract asset balance from December 31, 2021 to July 2, 2022 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.

During the three and six months ended July 2, 2022, we recognized revenues of $10.1 and $33.7, respectively, related to our contract liabilities at December 31, 2021.
Performance Obligations

As of July 2, 2022, the aggregate amount allocated to remaining performance obligations was $92.4. We expect to recognize revenue on approximately 65% and 87% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three and six months ended July 2, 2022.

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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the three and six months ended July 2, 2022 and July 3, 2021 are presented below:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues:
HVAC reportable segment	$218.7	$185.4	$411.8	$361.0
Detection and Measurement reportable segment	135.3	111.2	249.3	222.8
Consolidated revenues	$354.0	$296.6	$661.1	$583.8

Income:
HVAC reportable segment	$25.6	$25.9	$40.8	$48.2
Detection and Measurement reportable segment	22.5	11.4	37.5	31.4
Total income for reportable segments	48.1	37.3	78.3	79.6

Corporate expense	16.4	13.6	33.0	28.0
Long-term incentive compensation expense	2.5	3.3	5.6	6.0
Special charges, net	0.1	0.6	0.1	0.8
Other operating expense	1.9	2.7	1.0	2.7
Consolidated operating income	$27.2	$17.1	$38.6	$42.1

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended July 2, 2022 and July 3, 2021 are described in more detail below:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
HVAC reportable segment	$0.1	$0.2	$0.1	$0.2
Detection and Measurement reportable segment	—	0.4	—	0.6
Total	$0.1	$0.6	$0.1	$0.8

HVAC — Charges for the three and six months ended July 2, 2022 related to severance costs associated with a restructuring action at one of the segment's cooling businesses. Charges for the three and six months ended July 3, 2021 related to severance costs associated with a restructuring action at one of the segment's heating businesses.
Detection and Measurement — Charges for the three and six months ended July 3, 2021 related to severance costs for restructuring actions at the segment's location and inspection businesses.
No significant future charges are expected to be incurred under actions approved as of July 2, 2022.
The following is an analysis of our restructuring liabilities for the six months ended July 2, 2022 and July 3, 2021:

	Six months ended
	July 2, 2022	July 3, 2021
Balance at beginning of year	$0.3	$0.8
Special charges	0.1	0.8
Utilization — cash	(0.3)	(1.2)
Currency translation adjustment and other	0.1	—
Balance at end of period	$0.2	$0.4

(8)    INVENTORIES, NET
Inventories at July 2, 2022 and December 31, 2021 comprised the following:

	July 2, 2022	December 31, 2021
Finished goods	$63.6	$55.1
Work in process	28.6	21.1
Raw materials and purchased parts	143.6	113.6
Total inventories	$235.8	$189.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

As mentioned in Note 1, during the fourth quarter of 2021, we converted the inventory accounting for certain of our domestic businesses within our HVAC reportable segment from the LIFO method to the FIFO method. The effects of this accounting change have been retrospectively applied to all periods presented. The impact of this change on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and six months ended July 3, 2021 was as follows:

	As Computed under LIFO	Effect of Change	As Adjusted
Consolidated Statement of Operations for three months ended July 3, 2021:
Income from continuing operations before income taxes	$19.6	$0.5	$20.1
Income tax provision	(2.3)	(0.1)	(2.4)
Income from continuing operations	17.3	0.4	17.7
Income from discontinued operations, net of tax	44.2	—	44.2
Net income	$61.5	$0.4	$61.9

Basic income per share of common stock:
Income from continuing operations, net of tax	$0.38	$0.01	$0.39
Income from discontinued operations, net of tax	0.98	—	0.98
Net income attributable to SPX common stockholders	$1.36	$0.01	$1.37

Diluted income per share of common stock:
Income from continuing operations, net of tax	$0.37	$0.01	$0.38
Income from discontinued operations, net of tax	0.95	—	0.95
Net income attributable to SPX common stockholders	$1.32	$0.01	$1.33

Total comprehensive income	$60.9	$0.4	$61.3

	As Computed under LIFO	Effect of Change	As Adjusted
Consolidated Statement of Operations for six months ended July 3, 2021:
Income from continuing operations before income taxes	$47.9	$0.5	$48.4
Income tax provision	(7.6)	(0.1)	(7.7)
Income from continuing operations	40.3	0.4	40.7
Income from discontinued operations, net of tax	48.0	—	48.0
Net income	$88.3	$0.4	$88.7

Basic income per share of common stock:
Income from continuing operations, net of tax	$0.89	$0.01	$0.90
Income from discontinued operations, net of tax	1.06	—	1.06
Net income attributable to SPX common stockholders	$1.95	$0.01	$1.96

Diluted income per share of common stock:
Income from continuing operations, net of tax	$0.87	$0.01	$0.88
Income from discontinued operations, net of tax	1.03	—	1.03
Net income attributable to SPX common stockholders	$1.90	$0.01	$1.91

Total comprehensive income	$90.4	$0.4	$90.8

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended July 2, 2022 were as follows:

	December 31, 2021	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	July 2, 2022
HVAC reportable segment
Gross goodwill	$528.9	$0.1	$—	$(9.7)	$519.3
Accumulated impairments	(334.1)	—	—	6.8	(327.3)
Goodwill	194.8	0.1	—	(2.9)	192.0

Detection and Measurement reportable segment
Gross goodwill	424.9	12.2	—	(9.9)	427.2
Accumulated impairments	(162.4)	—	—	2.9	(159.5)
Goodwill	262.5	12.2	—	(7.0)	267.7

Total
Gross goodwill	953.8	12.3	—	(19.6)	946.5
Accumulated impairments	(496.5)	—	—	9.7	(486.8)
Goodwill	$457.3	$12.3	$—	$(9.9)	$459.7
___________________________
(1)Reflects (i) goodwill acquired with the ITL acquisition of $12.0, (ii) an increase in Sealite's goodwill of $0.2 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Cincinnati Fan's goodwill of $0.1 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Cincinnati Fan, ECS, and ITL acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at July 2, 2022 and December 31, 2021 comprised the following:

	July 2, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$199.2	$(33.6)	$165.6	$188.2	$(26.7)	$161.5
Technology	81.7	(15.4)	66.3	80.1	(11.9)	68.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	36.9	(22.8)	14.1	31.6	(18.0)	13.6
	322.3	(76.3)	246.0	304.4	(61.1)	243.3
Trademarks with indefinite lives	170.1	—	170.1	172.2	—	172.2
Total	$492.4	$(76.3)	$416.1	$476.6	$(61.1)	$415.5
___________________________
(1) The identifiable intangible assets associated with the ITL acquisition consist of customer relationships of $14.0, definite-lived trademarks of $3.0, technology of $2.9, and non-compete agreements of $2.6.

In connection with the acquisition of ITL, which has definite-lived intangibles as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $29.0 for the full year 2022 and $25.0 for 2023 and each of the four years thereafter.

At July 2, 2022, the net carrying value of intangible assets with determinable lives consisted of $98.2 in the HVAC reportable segment and $147.8 in the Detection and Measurement reportable segment. At July 2, 2022, trademarks with indefinite lives consisted of $105.0 in the HVAC reportable segment and $65.1 in the Detection and Measurement reportable segment.
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
During the fourth quarter of 2021, based on quantitative analyses of the goodwill and indefinite-lived intangible assets of our ULC reporting unit, we determined that the fair value of the reporting unit approximated the carrying value of its net assets. The total goodwill of ULC was $12.0 as of July 2, 2022. A change in assumptions used in ULC's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit's estimated fair value being less than the carrying value of its net assets. In addition to ULC, the fair value of the Sealite, ECS, Cincinnati Fan and ITL, acquisitions in 2021 and thus far in 2022, approximate their carrying value. If ULC, Sealite, ECS, Cincinnati Fan or ITL are unable to achieve their respective current financial forecast, we may be required to record an impairment charge in a future period related to their respective goodwill.

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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Six months ended
	July 2, 2022	July 3, 2021
Balance at beginning of year	$34.8	$35.3
Acquisitions	0.3	—
Provisions	5.5	5.5
Usage	(5.5)	(5.2)
Currency translation adjustment	(0.2)	—
Balance at end of period	34.9	35.6
Less: Current portion of warranty	11.9	11.7
Non-current portion of warranty	$23.0	$23.9

(11)    EMPLOYEE BENEFIT PLANS
On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration payable to the insurance carrier of approximately $10.0. Of this consideration, $9.0 was paid during the quarter ended April 2, 2022, with the remainder paid in the second quarter of 2022. This transaction resulted in a settlement charge of $0.7 recorded to “Other income (expense), net” during the first quarter of 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in an actuarial gain of $0.4 recorded to “Other income (expense), net” for the three months ended April 2, 2022. Lastly, as a result of the transfer, we have eliminated the third-party cost and internal resource requirements associated with administering these benefits.

Participants in the SPX U.S. Pension Plan (the “U.S. Plan”) are eligible to elect a lump-sum payment option in lieu of a future pension benefit. During the first half of 2022, $10.0 was paid to participants who elected lump-sum payments. This triggered a plan settlement which resulted in a charge to "Other income (expense), net" of $2.3 during the quarter ended July 2, 2022. In addition, we remeasured assets and liabilities of the U.S. Plan at July 2, 2022, which resulted in an actuarial loss of $1.5 to "Other income (expense), net" during the quarter. In connection with the remeasurement we updated our actuarial assumptions, the only change of significance being the discount rate, which increased from 2.83% to 4.86%.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$—	$—	$—	$—
Interest cost	2.3	2.1	4.6	4.2
Expected return on plan assets	(2.1)	(2.2)	(4.2)	(4.4)
Settlement and actuarial losses (1)	3.8	—	3.8	—
Net periodic pension benefit (income) expense	$4.0	$(0.1)	$4.2	$(0.2)
 _________________
(1)     Consists of an actuarial loss of $1.5 and a settlement loss of $2.3.

Foreign Pension Plans

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$—	$—	$—	$—
Interest cost	1.0	0.8	2.0	1.6
Expected return on plan assets	(1.5)	(1.4)	(3.0)	(2.8)
Net periodic pension benefit income	$(0.5)	$(0.6)	$(1.0)	$(1.2)

Postretirement Plans

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.6	0.6
Amortization of unrecognized prior service credits	(1.1)	(1.2)	(2.2)	(2.4)
Settlement loss, net (1)	—	—	0.3	—
Net periodic postretirement benefit income	$(0.8)	$(0.9)	$(1.3)	$(1.8)
 _________________
(1)     The six months ended July 2, 2022 includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended July 2, 2022:

	December 31, 2021	Borrowings	Repayments	Other	July 2, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	242.7	—	(6.3)	0.1	236.5
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	3.3	0.1	(0.3)	—	3.1
Total debt	246.0	$0.1	$(6.6)	$0.1	239.6
Less: short-term debt	2.2				2.1
Less: current maturities of long-term debt	13.0				13.0
Total long-term debt	$230.8				$224.5

___________________________
(1)The term loan is repayable in quarterly installments equal to 1.25% of the initial term loan balance of $250.0, in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $0.9 and $1.0 at July 2, 2022 and December 31, 2021, respectively.
(2)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(3)Primarily includes balances under a purchase card program of $2.1 and $2.2 and finance lease obligations of $1.0 and $1.1 at July 2, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2021 Annual Report on Form 10-K.
At July 2, 2022, we had $439.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for outstanding letters of credit. In addition, at July 2, 2022, we had $43.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $11.7 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 3.0% at July 2, 2022.
At July 2, 2022, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $237.5, cover the period from March 2021 to November 2024, and effectively convert borrowings under our senior credit facilities to a fixed rate of 1.061%, plus the applicable margin.

We have designated and are accounting for our interest rate swap agreements as cash flow hedges. As of July 2, 2022 and December 31, 2021, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $8.6 and $0.5, respectively. In addition, as of July 2, 2022, the fair value of our interest rate swap agreements totaled $11.5 (with $1.5 recorded as a current asset and $10.0 as a non-current asset), and $0.6 at December 31, 2021 (with $2.5 recorded as a non-current asset and $1.9 as a current liability). Changes in fair value of our interest rate swap agreements are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $27.8 and $8.7 outstanding as of July 2, 2022 and December 31, 2021, respectively, with all of the $27.8 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at July 2, 2022 and December 31, 2021.

Beginning in the second quarter of 2022, we have designated and accounted for certain of our FX forward contracts, with a notional amount of $3.5, as cash flow hedges. As of July 2, 2022, the unrealized gain/loss recorded in AOCI related to these cash flow hedges was less than $0.1.

Commodity Contracts
For our Transformer Solutions business, we historically entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions, which has been presented within discontinued operations. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our condensed consolidated statements of operations for the three and nine months ended October 2, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent the commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Weighted-average number of common shares used in basic income per share	45.444	45.271	45.500	45.201
Dilutive securities — Employee stock options and restricted stock units	0.845	1.274	0.870	1.207
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.289	46.545	46.370	46.408

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.350 and 0.791, respectively, for the three months ended July 2, 2022, and 0.292 and 0.739, respectively, for the six months ended July 2, 2022.

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
Effective May 10, 2022, we granted 0.023 RSU's to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2023. A detailed description of the awards granted prior to 2022 is included in our 2021 Annual Report on Form 10-K.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $2.5 and $3.3 for the three months ended July 2, 2022 and July 3, 2021, respectively, and $5.6 and $6.0 for the six months ended July 2, 2022 and July 3, 2021, respectively. The related tax benefit was $0.4 and $0.5 for the three months ended July 2, 2022 and July 3, 2021, respectively, and $0.9 and $1.0 for the six months ended July 2, 2022 and July 3, 2021, respectively.

Repurchases of Common Stock

On May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Senior Credit Facilities. Pursuant to this re-authorization, during the three months ended July 2, 2022, we repurchased approximately 0.7 shares of our common stock for aggregate cash payments of $33.7. As of July 2, 2022, the remaining maximum approximate amount of our common stock that may be purchased under this authorization is $66.3.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended July 2, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$250.1	$7.0	$9.8	$266.9
Other comprehensive income (loss) before reclassifications	(13.8)	1.5	0.1	(12.2)
Amounts reclassified from accumulated other comprehensive income	—	0.1	(0.8)	(0.7)
Current-period other comprehensive income (loss)	(13.8)	1.6	(0.7)	(12.9)
Balance at end of period	$236.3	$8.6	$9.1	$254.0
__________________________
(1)Net of tax provision of $2.9 and $2.3 as of July 2, 2022 and April 2, 2022, respectively.
(2)Net of tax provision of $3.2 and $3.5 as of July 2, 2022 and April 2, 2022, respectively. The balances as of July 2, 2022 and April 2, 2022 include unamortized prior service credits.

The changes in the components of accumulated other comprehensive income, net of tax, for the six months ended July 2, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(16.4)	7.6	0.1	(8.7)
Amounts reclassified from accumulated other comprehensive income	—	0.5	(1.7)	(1.2)
Current-period other comprehensive income (loss)	(16.4)	8.1	(1.6)	(9.9)
Balance at end of period	$236.3	$8.6	$9.1	$254.0
__________________________
(1)Net of tax provision of $2.9 and $0.1 as of July 2, 2022 and December 31, 2021, respectively.
(2)Net of tax provision of $3.2 and $3.7 as of July 2, 2022 and December 31, 2021, respectively. The balances as of July 2, 2022 and December 31, 2021 include unamortized prior service credits.
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

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended July 2, 2022 and July 3, 2021:

	Amount Reclassified from AOCI
	Three months ended
	July 2, 2022	July 3, 2021	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$—	$(1.7)	Income from discontinued operations, net of tax
Swaps	0.2	0.6	Interest expense
Pre-tax	0.2	(1.1)
Income taxes	(0.1)	0.3
	$0.1	$(0.8)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.1)	$(1.2)	Other income (expense), net
Income taxes	0.3	0.3
	$(0.8)	$(0.9)

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the six months ended July 2, 2022 and July 3, 2021:

	Amount Reclassified from AOCI
	Six months ended
	July 2, 2022	July 3, 2021	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Commodity contracts	$—	$(3.5)	Income from discontinued operations, net of tax
Swaps	0.7	2.0	Interest expense
Pre-tax	0.7	(1.5)
Income taxes	(0.2)	0.4
	$0.5	$(1.1)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.2)	$(2.4)	Other income (expense), net
Income taxes	0.5	0.6
	$(1.7)	$(1.8)

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

Our recorded liabilities related to these matters totaled $632.4 and $658.8 at July 2, 2022 and December 31, 2021, respectively. Of these amounts, $556.7 and $584.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 2, 2022 and December 31, 2021, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are with respect to products that we no longer manufacture or sell and are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at July 2, 2022 and December 31, 2021:

	July 2, 2022	December 31, 2021
Insurance recovery assets (1)	$510.6	$526.2
Liabilities for claims (2)	592.5	616.5
__________________________
(1)Of these amounts, $456.6 and $473.6 are included in “Other assets” at July 2, 2022 and December 31, 2021, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $536.9 and $561.4 are included in “Other long-term liabilities” at July 2, 2022 and December 31, 2021, respectively, while the remainder is included in “Accrued expenses.”
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
• The period over which we can reasonably project asbestos-related claims (currently projecting through 2057).

The following table presents information regarding activity for the asbestos-related claims for the six months ended July 2, 2022 and July 3, 2021:

	Six months ended
	July 2, 2022	July 3, 2021
Pending claims, beginning of period	10,065	9,782
Claims filed	1,547	1,253
Claims resolved	(1,216)	(1,104)
Pending claims, end of period	10,396	9,931

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
During the six months ended July 2, 2022 and July 3, 2021, our payments for asbestos-related claims, net of respective insurance recoveries of $17.0 and $15.3, were $11.2 and $8.1, respectively. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the three and six months ended July 2, 2022, we recorded charges of $2.3 to continuing operations and $0.2 to discontinued operations related to revisions of recorded liabilities for asbestos-related claims. During the three and six months ended July 3, 2021, we recorded a charge of $2.7 to continuing operations related to revisions of recorded assets for asbestos-related claims. There were no other changes in estimates associated with the assets and liabilities related to our asbestos product liability matters during the three and six months ended July 2, 2022 and July 3, 2021.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $61.5). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 720.1 (or $44.3), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.3 of bonds upon the completion of certain administrative milestones (which have been completed); (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our condensed consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statements of operations. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statements of operations.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. For the remainder of the claims in both the interim notification and the revised version, which largely appear to be direct in nature (approximately South African Rand 790.0 or $48.6), DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with these claims. In addition, we do not believe MHI has followed the appropriate dispute resolution processes under DBT's contracts and therefore most, if not all, of its claims against DBT are not valid. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $25.0) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $10.8) and has also alleged that it has incurred additional remedial costs related to portions of DBT's scope of work. DBT has numerous defenses against these claims, as well as claims, if any, that may result from the above unsubstantiated allegations, and, thus, we do not believe that DBT has a probable loss associated with these claims and allegations. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims and allegations.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $25.7) that has been paid. However, given the extent and complexities of the claims between DBT and MHI, reimbursement of the South African Rand 418.3 (or $25.7) is unlikely to occur over the next twelve months. As such, we have reflected the South African Rand 418.3 (or $25.7) as a non-current asset within our condensed consolidated balance sheets as of July 2, 2022 and December 31, 2021.

The remaining bond of South Africa Rand 29.2 (or $1.8) issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition to the remaining bond, SPX Corporation has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT's sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 18 sites that we own or control, or formerly owned and controlled, as of July 2, 2022 and December 31, 2021. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of July 2, 2022 and December 31, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of July 2, 2022, we had gross unrecognized tax benefits of $6.3 (net unrecognized tax benefits of $5.6). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 2, 2022, gross accrued interest totaled $2.8 (net accrued interest of $2.3). As of July 2, 2022, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended July 2, 2022, we recorded an income tax provision of $4.4 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. This compares to an income tax provision for the three months ended July 3, 2021 of $2.4 on $20.1 of pre-tax income from continuing operations, resulting in an effective rate of 11.9%. The most significant item impacting the income tax provision for the second quarters of 2022 and 2021 was $0.7 and $2.2 of tax benefits, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the tax provision for the second quarter of 2021 included interest associated with various refund claims.

For the six months ended July 2, 2022, we recorded an income tax provision of $7.0 on $39.1 of pre-tax income from continuing operations, resulting in an effective rate of 17.9%. This compares to an income tax provision for the six months ended July 3, 2021 of $7.7 on $48.4 of pre-tax income from continuing operations, resulting in an effective rate of 15.9%. The most significant items impacting the income tax provision during the first half of 2022 and 2021 were (i) $0.7 and $1.0, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods and (ii) the $0.7 and $2.2, respectively, of the tax benefits noted above that were recorded in the second quarter of 2022 and 2021.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted into law and provides changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of July 2, 2022 and December 31, 2021.

As provided within the CARES Act, we deferred payments of our social security payroll taxes for the period March 27, 2020 to December 31, 2020, with such deferral totaling $3.7 as of July 2, 2022. This amount is required to be paid by the end of 2022.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 0.0, respectively, at July 2, 2022). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees have expired and bonds have been returned. Summarized below are the change in the liability and asset during the six months ended July 3, 2021.

	Six months ended
	July 3, 2021
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

In connection with the acquisition of ECS, the respective seller is eligible for additional cash consideration of up to $16.4, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration was $8.2 as of the date of acquisition. During the fourth quarter of 2021, we concluded that the probability of achieving the financial performance milestone had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the contingent fair value/liability of $6.7. During the first and second quarters of 2022, we further reduced the fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to "Other operating expense, net." The estimated fair value of such contingent consideration was $0.0 and $1.5 at July 2, 2022 and December 31, 2021, respectively, with such amounts reflected as a liability within the respective condensed consolidated balance sheets. We estimated the fair value of the contingent consideration for this acquisition based on the probability of ECS achieving the applicable milestones.
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
As of July 2, 2022, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and six months ended July 2, 2022 and July 3, 2021, we recorded gains of $0.0 and $2.2, respectively and $4.4 and $7.4 to “Other income (expense), net” to reflect an increase in the estimated fair value of the equity security. As of July 2, 2022 and December 31, 2021, the equity security had an estimated fair value of $43.2 and $38.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of July 2, 2022 and December 31, 2021 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENT

On August 4, 2022, we announced the intent to implement a reorganization of our corporate legal structure by executing a tax-free merger of SPX Corporation with and into SPX Merger, LLC, a newly-formed Delaware limited liability company that is a subsidiary of a newly-formed Delaware corporation, SPX Technologies, Inc. (“SPX Technologies”). As a result of the transaction, SPX Technologies will become the holding company for the SPX group of companies, and will be the publicly traded entity.

Immediately after consummation of the transaction, SPX Technologies will have, on a consolidated basis, the same assets, businesses, operations, executive officers, officers and directors as SPX Corporation had immediately prior to the consummation of the transaction. As a result of the new structure, the operating assets of SPX will be separated from certain legacy liabilities and associated insurance assets. Upon completion of the new structure, which we are targeting to occur on or about August 15, 2022, the SPX Corporation common stock will continue trading on the New York Stock Exchange on an uninterrupted basis with no change to the ticker symbol “SPXC.” The stock will trade under a new CUSIP (78473E 103). The transaction will be accomplished pursuant to Section 251(g) of the Delaware General Corporation Law and no action will be required by SPX Corporation stockholders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. In addition, statements with respect to our intention to implement a reorganization of our corporate legal structure described in Note 18 (the "Transaction"), the timing thereof and its anticipated impacts are forward-looking statements. Particular risks and uncertainties facing us include the impact of the COVID-19 pandemic and governmental and other actions taken in response; the uncertainty of claims resolution with respect to the large power projects in South Africa, as well as claims with respect to asbestos, environmental and other contingent liabilities; cyclical changes and specific industry events in our markets; economic impacts from continued or escalating geopolitical tensions; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and our ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to our digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; domestic economic, political, legal, accounting and business developments adversely affecting our business, including regulatory changes; changes in worldwide economic conditions; uncertainties with respect to our ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of any announced acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; uncertainties with respect to the completion of the Transaction, which may be delayed or not completed as anticipated, as well as the expected benefits of the Transaction (if it is completed); the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

COVID-19 PANDEMIC, SUPPLY CHAIN DISRUPTIONS, LABOR SHORTAGES, AND COST INCREASES

The impact of the COVID-19 pandemic on our operating results was relatively minimal throughout 2021. However, during January 2022, there was an increase in COVID-19 cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, since the second half of 2021, certain of our businesses have experienced supply chain disruptions, as well as labor shortages, while all of our businesses have experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first half of 2022, particularly during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. We are actively managing these matters and we expect the potential impacts will continue to diminish as we progress through 2022.

POTENTIAL IMPACTS OF RUSSIA/UKRAINE CONFLICT

The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, have not had a significant adverse impact on our operating results during the first half of 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the potential impact to be material to our operating results.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Sealite Pty Ltd and Affiliated Entities (“Sealite”)
▪Acquired on April 19, 2021 for cash consideration of $81.6, net of cash acquired of $2.3.
▪During the third quarter of 2021, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receipt of $1.3 of cash during the quarter.
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
•During the first and second quarters of 2022, we further reduced the estimated fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to “Other operating expense, net.”
•As of July 2, 2022, the estimated fair value/liability related to the contingent consideration was $0.0.
▪Post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

◦Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”)
▪Acquired on December 15, 2021 for cash consideration of $145.2, net of cash acquired of $2.5.
▪During the second quarter of 2022, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receipt of $0.4 of cash during the quarter.
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
◦We paid $9.0 at the time of the transfer and an additional $1.0 during the second quarter of 2022.
◦In connection with the transfer, we:
▪Recorded a net charge of $0.3 within our first quarter 2022 operating results; and

▪Have eliminated the (i) third-party cost and (ii) internal resource requirements associated with administering these benefits.
◦See Note 11 to our condensed consolidated financial statements for additional details.

•Settlement and Actuarial Losses - U.S. Pension Plan (“U.S. Plan”)
◦In connection with the sale of Transformer Solutions, a significant number of participants of the U.S. Plan who were employees of Transformer Solutions elected to receive lump-sum payments from the U.S. Plan.
◦The extent of these lump-sum payments, combined with other lump-sum payments during the first half of 2022, required us to record settlement and actuarial losses totaling $3.8 associated with the U.S. Plan during the second quarter of 2022.
◦See Note 11 to our condensed consolidated financial statements for additional details.

•Repurchases of Common Stock — During the second quarter of 2022, we repurchased approximately 0.7 shares of our common stock for $33.7.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended July 2, 2022 totaled $354.0 and $661.1, respectively, compared to $296.6 and $583.8 during the respective periods in 2021. The increase in revenues during the three and six months ended July 2, 2022, compared to the respective prior-year periods, was due primarily to the impact of the Cincinnati Fan, Sealite, ECS and ITL acquisitions, as well as an increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of heating products, associated with both price and volume increases, and an increase in sales for the majority of the product lines within the Detection and Measurement reportable segment.

During the three and six months ended July 2, 2022, we generated operating income of $27.2 and $38.6, respectively, compared to $17.1 and $42.1 for the respective periods in 2021. The increase in operating income during the three months ended July 2, 2022, compared to the respective period in 2021, was due primarily to an increase in income within our Detection and Measurement reportable segment associated with the increase in revenue noted above. The decrease in operating income during the six months ended July 2, 2022, compared to the respective period in 2021, was due primarily to an increase in corporate expense associated with increased investments in various strategic and transformational initiatives and a decrease in income within our HVAC reportable segment resulting from additional amortization expense associated with the Cincinnati Fan acquisition and lower absorption of manufacturing costs associated with (i) supply chain delays and (ii) labor shortages. These decreases in operating income were offset partially by the increase in income within our Detection and Measurement reportable segment noted above.

Cash flows used in operating activities associated with continuing operations totaled $83.5 for the six months ended July 2, 2022, compared to cash flows from operating activities of $39.6 during the six months ended July 3, 2021. The decrease in cash flows from operating activities was due primarily to (i) income tax payments of $48.8 during the first half of 2022, with a significant portion of these payments related to the gain on sale of Transformer Solutions, (ii) decreases in cash flows at certain of our project-related businesses during the first half of 2022, as cash receipts for these project-related businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (iii) elevated purchases of inventory components during the first half of 2022 in order to manage the potential risk associated with the current supply chain environment, and (iv) cash payments of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2 and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the six months ended July 2, 2022, when compared to the consolidated operating results for the 2021 respective period.
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
The following table provides selected financial information for the three and six months ended July 2, 2022 and July 3, 2021, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues	$354.0	$296.6	19.4	$661.1	$583.8	13.2
Gross profit	124.6	102.3	21.8	228.6	206.7	10.6
% of revenues	35.2%	34.5%		34.6%	35.4%
Selling, general and administrative expense	88.3	75.4	17.1	172.5	150.6	14.5
% of revenues	24.9%	25.4%		26.1%	25.8%
Intangible amortization	7.1	6.5	9.2	16.4	10.5	56.2
Special charges, net	0.1	0.6	*	0.1	0.8	*
Other operating expense, net	1.9	2.7	*	1.0	2.7	*
Other income (expense), net	(1.7)	6.4	(126.6)	4.8	13.8	(65.2)
Interest expense, net	(2.0)	(3.4)	(41.2)	(4.3)	(7.5)	(42.7)
Income from continuing operations before income taxes	23.5	20.1	16.9	39.1	48.4	(19.2)
Income tax provision	(4.4)	(2.4)	83.3	(7.0)	(7.7)	(9.1)
Income from continuing operations	19.1	17.7	7.9	32.1	40.7	(21.1)

Components of revenue increase:
Organic			10.2			4.0
Foreign currency			(1.6)			(1.1)
Acquisitions			10.8			10.3
Net revenue increase			19.4			13.2
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and six months ended July 2, 2022, the increase in revenues, compared to the respective periods in 2021, was due primarily to the impact of the acquisitions of Cincinnati Fan, Sealite, ECS and ITL, as well as an increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of heating products, associated with both price and volume increases, and an increase in sales for the majority of the product lines within the Detection and Measurement reportable segment.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and six months ended July 2, 2022, the increase in gross profit, compared to the respective periods in 2021, was due primarily to the increase in revenues noted above. For the three months ended July 2, 2022, the increase in gross profit as a percentage of revenues, compared to the respective period in 2021, was due primarily to a more favorable sales mix in the second quarter of 2022, as the year-over-year increase in revenues was weighted towards high-margin products within our Detection and Measurement reportable segment. For the six months ended July 2, 2022, the decrease in gross profit as a percentage of revenues, compared to the respective period in 2021, was due primarily to lower absorption of manufacturing costs within our HVAC reportable segment associated with (i) supply chain delays and (ii) labor shortages.

Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended July 2, 2022, the increase in SG&A expense, compared to the respective periods in 2021, was due primarily to the incremental SG&A resulting from the acquisitions noted above and, to a lesser extent, an increase in corporate expense associated with increased investments in various strategic and transformational initiatives.

Intangible Amortization — For the three and six months ended July 2, 2022, the increase in intangible amortization, compared to the respective periods in 2021, was due to amortization related to the Cincinnati Fan acquisition.

Special Charges, net — Special charges, net, relate primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2022 and 2021.
Other Operating Expense, net — Other operating expense, net, for the three and six months ended July 2, 2022 related to asbestos-related charges of $2.3, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the ECS acquisition ($0.4 and $1.3 during the three and six months ended July 2, 2022, respectively). Other operating expense for the three and six months ended July 3, 2021 related to a revision to recorded assets for asbestos-related claims.

Other Income (Expense), net — Other expense, net, for the three months ended July 2, 2022 was comprised primarily of pension and postretirement expense of $2.7 (inclusive of settlement and actuarial losses of $2.3 and $1.5, respectively), partially offset by income of $0.9 associated with a transition services agreement.

Other income, net, for the three months ended July 3, 2021 was composed primarily of income derived from company-owned life insurance policies of $2.7, a gain of $2.2 related to changes in the estimated fair value of an equity owned security we hold, and pension and postretirement income of $1.6.

Other income, net, for the six months ended July 2, 2022 was composed primarily of a gain of $4.4 related to a change in the estimated fair value of an equity security that we hold, income associated with a transition services agreement of $1.8, and income derived from company owned life insurance policies of $0.7, partially offset by pension and postretirement expense (inclusive of the losses mentioned above) of $1.9.

Other income, net, for the six months ended July 3, 2021 was composed primarily of gains of $7.4 related to changes in the estimated fair value of an equity security we hold, pension and postretirement income of $3.2, income derived from company-owned life insurance policies of $2.7, and income of $1.7 related to a reduction of the parent company guarantees and bank surety bonds liability that were outstanding in connection with the 2016 sale of Balcke Dürr, partially offset by foreign currency transaction losses.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and six months ended July 2, 2022, compared to the respective periods in 2021, was the result of a lower average effective interest rate and lower average debt balances during the 2022 periods.

Income Tax Provision — For the three months ended July 2, 2022, we recorded an income tax provision of $4.4 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. This compares to an income tax provision for the three months ended July 3, 2021 of $2.4 on $20.1 of pre-tax income from continuing operations, resulting in an effective rate of 11.9%. The most significant item impacting the income tax provision for the second quarters of 2022 and 2021 was $0.7 and $2.2 of tax benefits, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the tax provision for the second quarter of 2021 included interest associated with various refund claims.

For the six months ended July 2, 2022, we recorded an income tax provision of $7.0 on $39.1 of pre-tax income from continuing operations, resulting in effective rate of 17.9%. This compares to an income tax provision for the six months ended July 3, 2021 of $7.7 on $48.4 of pre-tax income from continuing operations, resulting in an effective rate of 15.9%. The most significant items impacting the income tax provision for the first half of 2022 and 2021 were (i) $0.7 and $1.0, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods and (ii) the $0.7 and $2.2, respectively, of the tax benefits noted above that were recorded in the second quarter of 2022 and 2021.

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
HVAC Reportable Segment

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues	$218.7	$185.4	18.0	$411.8	$361.0	14.1
Income	25.6	25.9	(1.2)	$40.8	48.2	(15.4)
% of revenues	11.7%	14.0%		9.9%	13.4%
Components of revenue increase:
Organic			8.9			4.8
Foreign currency			(0.7)			(0.4)
Acquisition			9.8			9.7
Net revenue increase			18.0			14.1
Revenues — For the three and six months ended July 2, 2022, the increase in revenues, compared to the respective periods in 2021, was due primarily to the impact of the acquisition of Cincinnati Fan and an increase in organic revenue. The increase in organic revenue was due primarily to an increase in sales of heating products associated with both price and volume increases.

Income — For the three and six months ended July 2, 2022, the decrease in income and margin, compared to the respective periods in 2021, was due primarily to amortization expense of $2.1 and $6.8, respectively, resulting from the Cincinnati Fan acquisition. In addition, income and margin for the three and six months ended July 2, 2022 was negatively impacted by lower absorption of manufacturing costs associated with (i) supply chain delays and (ii) labor shortages.

Backlog — The segment had backlog of $321.6 and $190.7 as of July 2, 2022 and July 3, 2021, respectively. Backlog associated with Cincinnati Fan totaled $34.9 as of July 2, 2022.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Revenues	$135.3	$111.2	21.7	$249.3	$222.8	11.9
Income	22.5	11.4	97.4	37.5	31.4	19.4
% of revenues	16.6%	10.3%		15.0%	14.1%
Components of revenue increase:
Organic			12.4			2.6
Foreign currency			(3.2)			(2.1)
Acquisitions			12.5			11.4
Net revenue increase			21.7			11.9
Revenues — For the three and six months ended July 2, 2022, the increase in revenues, compared to the respective periods in 2021, was due primarily to the impact of the acquisitions of Sealite, ECS, and ITL, as well as an increase in organic revenue. During the three months ended July 2, 2022, the segment experienced organic revenue growth across all of its product lines, while the organic revenue growth during the six months ended July 2, 2022 was due to increased sales of obstruction lighting, bus fare collection, and location and inspection products.

Income — For the three and six months ended July 2, 2022, the increase in income and margin, compared to the respective periods in 2021, was due primarily to the increase in revenues noted above.

Backlog — The segment had backlog of $195.6 and $141.9 as of July 2, 2022 and July 3, 2021, respectively. Backlog associated with ECS and ITL totaled $18.7 as of July 2, 2022.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 2, 2022	July 3, 2021	% Change	July 2, 2022	July 3, 2021	% Change
Total consolidated revenues	$354.0	$296.6	19.4	$661.1	$583.8	13.2
Corporate expense	16.4	13.6	20.6	33.0	28.0	17.9
% of revenues	4.6%	4.6%		5.0%	4.8%
Long-term incentive compensation expense	2.5	3.3	(24.2)	5.6	6.0	(6.7)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three and six months ended July 2, 2022, compared to the respective periods in 2021, was due primarily to increased investments in various strategic and transformational initiatives.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three and six months ended July 2, 2022, the decrease in long-term incentive compensation expense, compared to the respective periods in 2021, was due to the impact of forfeitures resulting from various participant resignations during the second quarter of 2022.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 2, 2022 and July 3, 2021.

	Six months ended
	July 2, 2022	July 3, 2021
Continuing operations:
Cash flows from (used in) operating activities	$(83.5)	$39.6
Cash flows used in investing activities	(45.8)	(82.2)
Cash flows from (used in) financing activities	(46.7)	1.3
Cash flows from (used in) discontinued operations	(26.6)	37.7
Change in cash and equivalents due to changes in foreign currency exchange rates	1.8	4.4
Net change in cash and equivalents	$(200.8)	$0.8

Operating Activities — The decrease in cash flows from operating activities during the six months ended July 2, 2022, compared to the respective period in 2021, was due primarily to (i) income tax payments of $48.8 during the first half of 2022, with a significant portion of these payments related to the gain on sale of Transformer Solutions, (ii) decreases in cash flows at certain of our project-related businesses during the first half of 2022, as cash receipts for these project-related businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (iii) elevated purchases of inventory components during the first half of 2022 in order to manage the potential risk associated with the current supply chain environment, and (iv) cash payments of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

Investing Activities — Cash flows used in investing activities for the six months ended July 2, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $6.0, partially offset by proceeds from company-owned life insurance policies of $1.6 and $0.4 received upon agreement with the seller on acquired working capital balances associated with Cincinnati Fan. Cash flows used in investing activities for the six months ended July 3, 2021 were comprised of cash utilized in the acquisition of Sealite of $81.6 and capital expenditures of $4.2, partially offset by proceeds from company-owned life insurance policies of $3.9.

Financing Activities — Cash flows used in financing activities for the six months ended July 2, 2022 were comprised of repurchases of common stock of $33.7, net repayments under our various debt instruments of $6.5, minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $5.2, and contingent consideration paid of $1.3 related to a prior acquisition.

Cash flows from financing activities for the six months ended July 3, 2021 were comprised of net borrowings under our various debt instruments of $5.1, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $3.8.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended July 2, 2022 relate primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 for additional details), (ii) disbursements for liabilities retained in connection with dispositions, and (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business.

Cash flows from discontinued operations for the six months ended July 3, 2021 related primarily to cash flows from operations generated by Transformers Solutions, partially offset by cash disbursements related to liabilities retained in connection with dispositions.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2022 and 2021.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended July 2, 2022.

	December 31, 2021	Borrowings	Repayments	Other	July 2, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)	242.7	—	(6.3)	0.1	236.5
Trade receivables financing arrangement(2)	—	—	—	—	—
Other indebtedness(3)	3.3	0.1	(0.3)	—	3.1
Total debt	246.0	$0.1	$(6.6)	$0.1	239.6
Less: short-term debt	2.2				2.1
Less: current maturities of long-term debt	13.0				13.0
Total long-term debt	$230.8				$224.5
___________________________

(1)The term loan is repayable in quarterly installments equal to 1.25% of the initial term loan balance of $250.0, in each of the four quarters of 2022 and 2023, and 1.25% during the first three quarters of 2024. The remaining balance is payable in full on December 17, 2024. Balances are net of unamortized debt issuance costs of $0.9 and $1.0 at July 2, 2022 and December 31, 2021, respectively.
(2)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses.
(3)Primarily includes balances under a purchase card program of $2.1 and $2.2 and finance lease obligations of $1.0 and $1.1 at July 2, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
At July 2, 2022, we were in compliance with all covenants of our senior credit agreement.
Availability — At July 2, 2022, we had $439.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for letters of credit. In addition, at July 2, 2022, we had $43.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $11.7 reserved for outstanding letters of credit.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $9.1 as of July 2, 2022. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), including claims with respect to the large power projects in South Africa, environmental matters, product liability matters (predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 2, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2022 due to the material weakness discussed below related to the accounting for asbestos-related insurance recovery assets.

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

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 2, 2022 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of common stock made by the Company during the three months ended July 2, 2022.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan or program (1)	Maximum approximate dollar value that may yet be purchased under the plan or program (1)
April 3, 2022 - May 7, 2022	—	—	—	$100,000,000
May 8, 2022 - June 4, 2022	631,474	$47.44	631,474	$70,044,117
June 5, 2022 - July 2, 2022	75,353	$49.85	75,353	$66,287,581
Total	706,827		706,827

___________________________

(1)On May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 million of our common stock, subject to maintaining compliance with all covenants of our Senior Credit Facilities. Pursuant to this re-authorization, we repurchased approximately 0.7 million shares of our common stock for an aggregate purchase price of $33.7 million during the three months ended July 2, 2022. As of July 2, 2022, the maximum approximate dollar value of our common stock that may be purchased under this authorization during the current fiscal year is $66.3 million.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation of SPX Corporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 11, 2022 (File no. 1-6948).

3.2	By-laws of SPX Corporation, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 11, 2022 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX CORPORATION
(Registrant)

Date: August 4, 2022	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 4, 2022	By	/s/ James E. Harris
Vice President, Chief Financial Officer and Treasurer