Form 10-Q
period 2022-10-01
SPX Technologies, Inc.
filed 2022-11-04
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission File Number 1-6948

SPX TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	88-3567996
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6325 Ardrey Kell Road, Suite 400, Charlotte, North Carolina 28277
(Address of principal executive offices) (Zip Code)

(980) 474-3700
(Registrant’s telephone number, including area code)

SPX CORPORATION
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
Common shares outstanding October 28, 2022, 45,187,022

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$370.5	$285.7	$1,031.6	$869.5
Costs and expenses:
Cost of products sold	237.4	189.9	669.9	567.0
Selling, general and administrative	89.1	72.7	261.6	223.3
Intangible amortization	6.7	5.5	23.1	16.0
Impairment of goodwill and intangible assets	—	24.3	—	24.3
Special charges, net	—	(0.1)	0.1	0.7
Other operating (income) expense, net	—	(24.3)	1.0	(21.6)
Operating income	37.3	17.7	75.9	59.8

Other income (expense), net	(24.6)	3.8	(19.8)	17.6
Interest expense	(2.6)	(3.5)	(7.3)	(10.9)
Interest income	1.0	0.1	1.4	0.2
Loss on amendment/refinancing of senior credit agreement	(1.1)	—	(1.1)	(0.2)
Income from continuing operations before income taxes	10.0	18.1	49.1	66.5
Income tax (provision) benefit	2.5	(4.2)	(4.5)	(11.9)
Income from continuing operations	12.5	13.9	44.6	54.6

Income (loss) from discontinued operations, net of tax	—	(35.3)	—	9.4
Income (loss) on disposition of discontinued operations, net of tax	(9.4)	351.7	(17.1)	355.0
Income (loss) from discontinued operations, net of tax	(9.4)	316.4	(17.1)	364.4

Net income	$3.1	$330.3	$27.5	$419.0

Basic income per share of common stock:
Income from continuing operations	$0.28	$0.31	$0.98	$1.21
Income (loss) from discontinued operations	(0.21)	6.98	(0.38)	8.05
Net income per share	$0.07	$7.29	$0.60	$9.26

Weighted-average number of common shares outstanding — basic	45.144	45.331	45.382	45.244

Diluted income per share of common stock:
Income from continuing operations	$0.27	$0.30	$0.96	$1.18
Income (loss) from discontinued operations	(0.20)	6.78	(0.37)	7.84
Net income per share	$0.07	$7.08	$0.59	$9.02

Weighted-average number of common shares outstanding — diluted	46.132	46.650	46.253	46.455

Comprehensive income (loss)	$(13.7)	$324.2	$0.8	$415.0

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$183.4	$388.2
Accounts receivable, net	266.1	223.4
Contract assets	30.2	28.9
Inventories, net	265.2	189.8
Other current assets	92.8	73.1
Total current assets	837.7	903.4
Property, plant and equipment:
Land	13.9	13.9
Buildings and leasehold improvements	62.3	62.9
Machinery and equipment	227.8	231.4
	304.0	308.2
Accumulated depreciation	(197.0)	(194.9)
Property, plant and equipment, net	107.0	113.3
Goodwill	448.6	457.3
Intangibles, net	403.7	415.5
Other assets	619.8	675.9
Deferred income taxes	24.5	11.0
Assets of DBT and Heat Transfer (includes cash and cash equivalents of $3.9 and $7.8 at October 1, 2022 and December 31, 2021, respectively) (Note 3)	41.2	52.2
TOTAL ASSETS	$2,482.5	$2,628.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125.2	$119.6
Contract liabilities	45.5	44.7
Accrued expenses	194.6	217.9
Income taxes payable	6.8	42.1
Short-term debt	1.9	2.2
Current maturities of long-term debt	0.4	13.0
Total current liabilities	374.4	439.5
Long-term debt	244.6	230.8
Deferred and other income taxes	25.5	31.3
Other long-term liabilities	726.9	788.5
Liabilities of DBT and Heat Transfer (Note 3)	31.4	35.6
Total long-term liabilities	1,028.4	1,086.2
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,277,632 and 45,218,054 issued and outstanding at October 1, 2022, respectively, and 53,011,255 and 45,467,768 issued and outstanding at December 31, 2021, respectively)	0.5	0.5
Paid-in capital	1,331.9	1,334.2
Retained deficit	(24.3)	(51.8)
Accumulated other comprehensive income	237.2	263.9
Common stock in treasury (8,059,578 and 7,543,487 shares at October 1, 2022 and December 31, 2021, respectively)	(465.6)	(443.9)
Total stockholders' equity	1,079.7	1,102.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,482.5	$2,628.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended October 1, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Technologies, Inc. Stockholders’ Equity
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6
Net income	—	—	3.1	—	—	3.1
Other comprehensive loss, net	—	—	—	(16.8)	—	(16.8)
Incentive plan activity	—	2.7	—	—	—	2.7
Long-term incentive compensation expense	—	2.1	—	—	—	2.1
Restricted stock unit vesting	—	(0.2)	—	—	0.2	—
Balance at October 1, 2022	$0.5	$1,331.9	$(24.3)	$237.2	$(465.6)	$1,079.7

	Nine months ended October 1, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Technologies, Inc. Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	27.5	—	—	27.5
Other comprehensive loss, net	—	—	—	(26.7)	—	(26.7)
Incentive plan activity	—	9.2	—	—	—	9.2
Long-term incentive compensation expense	—	7.7	—	—	—	7.7
Restricted stock unit vesting	—	(19.2)	—	—	12.0	(7.2)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at October 1, 2022	$0.5	$1,331.9	$(24.3)	$237.2	$(465.6)	$1,079.7

	Three months ended October 2, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Technologies, Inc. Stockholders’ Equity
Balance at July 3, 2021	$0.5	$1,321.2	$(388.5)	$250.6	$(444.3)	$739.5
Net income	—	—	330.3	—	—	330.3
Other comprehensive loss, net	—	—	—	(6.1)	—	(6.1)
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	4.2	—	—	—	4.2
Restricted stock unit vesting	—	(0.2)	—	—	0.1	(0.1)
Balance at October 2, 2021	$0.5	$1,328.2	$(58.2)	$244.5	$(444.2)	$1,070.8

	Nine months ended October 2, 2021
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	SPX Technologies, Inc. Stockholders’ Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(477.2)	$248.5	$(451.6)	$640.1
Net income	—	—	419.0	—	—	419.0
Other comprehensive loss, net	—	—	—	(4.0)	—	(4.0)
Incentive plan activity	—	9.8	—	—	—	9.8
Long-term incentive compensation expense	—	10.8	—	—	—	10.8
Restricted stock unit vesting	—	(12.3)	—	—	7.4	(4.9)
Balance at October 2, 2021	$0.5	$1,328.2	$(58.2)	$244.5	$(444.2)	$1,070.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 1, 2022	October 2, 2021
Cash flows from (used in) operating activities:
Net income	$27.5	$419.0
Less: Income (loss) from discontinued operations, net of tax	(17.1)	364.4
Income from continuing operations	44.6	54.6
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.1	0.7
(Gain) loss on change in fair value of equity security	3.0	(9.0)
Deferred and other income taxes	(16.9)	1.9
Depreciation and amortization	36.9	31.9
Pension and other employee benefits	10.0	1.0
Long-term incentive compensation	7.7	9.4
Other, net	1.4	3.6
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable and other assets	(20.9)	74.9
Inventories	(78.4)	(21.6)
Accounts payable, accrued expenses and other	(76.5)	(50.6)
Cash spending on restructuring actions	(0.4)	(1.2)
Net cash from (used in) continuing operations	(89.4)	95.6
Net cash from (used in) discontinued operations	(21.1)	58.2
Net cash from (used in) operating activities	(110.5)	153.8
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	4.6	8.2
Business acquisitions, net of cash acquired	(40.0)	(120.0)
Capital expenditures	(10.0)	(7.5)
Net cash used in continuing operations	(45.4)	(119.3)
Net cash from (used in) discontinued operations	(13.9)	617.9
Net cash from (used in) investing activities	(59.3)	498.6
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	245.0	209.1
Repayments under senior credit facilities	(243.7)	(343.6)
Borrowings under trade receivables arrangement	—	179.0
Repayments under trade receivables arrangement	—	(207.0)
Net repayments under other financing arrangements	(0.7)	(0.3)
Payment of contingent consideration	(1.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(4.9)	(3.7)
Repurchases of common stock	(33.7)	—
Financing fees paid	(1.9)	—
Net cash used in continuing operations	(41.2)	(166.5)
Net cash from (used in) discontinued operations	1.0	(0.3)
Net cash used in financing activities	(40.2)	(166.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.3	6.2
Net change in cash and equivalents	(208.7)	491.8
Consolidated cash and equivalents, beginning of period	396.0	68.3
Consolidated cash and equivalents, end of period	$187.3	$560.1

	Nine months ended
	October 1, 2022	October 2, 2021
Components of cash and equivalents:
Cash and cash equivalents	$183.4	$553.7
Cash and cash equivalents included in assets of DBT and Heat Transfer	3.9	6.4
Total cash and equivalents	$187.3	$560.1

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data and asbestos-related claims)

(1)    BASIS OF PRESENTATION
Unless otherwise indicated, “we,” “us” and “our” mean SPX Technologies, Inc. and its consolidated subsidiaries (“SPX”).
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
Merger and Consummation of Holding Company Reorganization
As reported in the Form 8-K of SPX Technologies, Inc. (the “Company”) filed on August 15, 2022, the Company is the successor registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, to SPX Corporation (“Legacy SPX”) as a result of the completion on August 15, 2022 of a holding company reorganization (“Holding Company Reorganization”) effected as a merger of Legacy SPX with and into SPX Merger, LLC, a subsidiary of the Company. Each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Holding Company Reorganization was automatically converted into an equivalent corresponding share of Company common stock having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Legacy SPX common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Legacy SPX stockholders became stockholders of the Company.

Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. for an aggregate cash purchase price of $645.0 with net proceeds of $620.6 received in the third quarter of 2021. During the first quarter of 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 with an increase to the gain on sale of $0.2. Historically, Transformer Solutions’ operations had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represented a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying condensed consolidated financial statements. See Note 3 for additional details.

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

Acquisition of ULC
On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $45.0, with payments scheduled to be made upon successful achievement of certain operational and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial milestones noted above would not be achieved. As a result, we reversed the liability of $24.3 during the quarter, with the offset recorded to “Other operating (income) expense, net.” We also recorded an impairment charge to “Impairment of goodwill and intangible assets” of $24.3 during the quarter (See Note 9 for further discussion of this matter). The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

Acquisition of Sealite
On April 19, 2021, we completed the acquisition of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”). Sealite is a leader in the design and manufacture of marine and aviation Aids-to-Navigation products. We purchased Sealite for cash consideration of $80.3, net of cash acquired of $2.3, which included a final settlement of working capital that resulted in a reduction of the purchase price of $1.3 in the third quarter of 2021. The post acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

Acquisition of ECS

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash consideration of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $13.5, with payment to be made in the fourth quarter of 2022 upon successful achievement of certain financial performance milestones. At the time of the acquisition, we recorded a liability of $8.2, which represented the estimated fair value of the contingent consideration. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the estimated liability of $6.7. During the first and second quarters of 2022, we further reduced the estimated liability by $0.9 and $0.4, respectively, with such amounts recorded within “Other operating (income) expense, net.” The estimated fair value of such contingent consideration, which we have reflected as a liability in our condensed consolidated balance sheets, was $0.0 and $1.5 at October 1, 2022 and December 31, 2021, respectively. The post acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

Acquisition of Cincinnati Fan

On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash consideration of $145.2, net of cash acquired of $2.5. During the second quarter of 2022, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receiving $0.4 during the second quarter. The post acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

Acquisition of ITL

On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids-to-Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash consideration of $41.8, net of cash acquired of $1.1. During the third quarter of 2022, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receiving $1.4 during the quarter. The post acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

The assets acquired and liabilities assumed in the Cincinnati Fan and ITL transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

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

Other

Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“our 2021 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2, and October 1, compared to the respective April 3, July 3 and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended October 1, 2022, when compared to the consolidated operating results for the 2021 respective period.

Reclassification of Prior-Year Amounts
Certain prior-year amounts have been reclassified to conform to the current-year presentation, including amounts related to the inclusion of DBT within discontinued operations and the change from the LIFO method of inventory accounting.

Correction of Prior-Year Classification
Subsequent to issuance of the December 31, 2021 financial statements, management concluded that the impairment charge of $24.3 related to our ULC business’ goodwill and intangible assets mentioned above should have been reported in a separate line item within operating income. These amounts, which were previously classified within “Other operating (income) expense, net,” have been reclassified to “Impairment of goodwill and intangible assets” for the three and nine months ended October 2, 2021. As a result of this correction, “Other operating (income) expense, net” for the three and nine months ended October 2, 2021 reflects income of $24.3 and $21.6, respectively, whereas the expense disclosed prior to reclassification for the three and nine months ended October 2, 2021 was $0.0 and $2.7, respectively. The reclassification for the year ended December 31, 2021 will also be reflected within our Annual Report on Form 10-K for the year ending December 31, 2022.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the Financial Accounting Standards Board (“FASB”) issued two amendments to existing guidance, Accounting Standards Update (“ASU”) No. 2020-04 and No. 2021-01, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2022. In conjunction with entering into an Amended and Restated Credit Agreement (the “Credit Agreement”) on August 12, 2022, we adopted this guidance with no material impact on our condensed consolidated financial statements. Refer to Note 12 for additional information on the Credit Agreement.

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

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for which we received net cash proceeds of $620.6, and recorded a gain of $355.0 in the third quarter of 2021. The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the three and nine months ended October 2, 2021 are shown below:

	Three months ended	Nine months ended
	October 2, 2021	October 2, 2021
Revenues	$94.4	$313.5
Costs and expenses:
Cost of product sold	80.5	257.2
Selling, general and administrative	10.3	28.4
Income before income tax	3.6	27.9
Income tax provision	(33.8)	(6.8)
Income (loss) from discontinued operations, net of tax	$(30.2)	$21.1

Wind-Down of DBT Business

As discussed in Note 1, we completed the wind-down of our DBT business in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

Major line items constituting pre-tax loss and after-tax loss of DBT for the three and nine months ended October 2, 2021 are shown below:

	Three months ended	Nine months ended
	October 2, 2021	October 2, 2021
Revenues	$0.1	$0.9
Costs and expenses:
Cost of product sold	0.5	1.4
Selling, general and administrative	3.4	11.4
Special charges	0.6	1.2
Other expense, net	0.9	0.4
Interest income	0.1	0.2
Loss before income tax	(5.2)	(13.3)
Income tax benefit	0.1	1.6
Loss from discontinued operations, net of tax	$(5.1)	$(11.7)

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of October 1, 2022 and December 31, 2021. The major line items constituting DBT's assets and liabilities as of October 1, 2022 and December 31, 2021 are shown below:

	October 1, 2022	December 31, 2021
ASSETS
Cash and equivalents	$3.9	$7.8
Accounts receivable, net	7.3	9.1
Other current assets	6.2	7.0
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	1.2	1.5
	1.4	1.7
Accumulated depreciation	(1.3)	(1.5)
Property, plant and equipment, net	0.1	0.2
Other assets	23.4	27.6
Total assets of DBT	$40.9	$51.7
LIABILITIES
Accounts payable	$1.3	$2.3
Contract liabilities	3.3	5.6
Accrued expenses	22.2	22.4
Other long-term liabilities	4.4	4.9
Total liabilities of DBT	$31.2	$35.2

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of October 1, 2022 and December 31, 2021. The major line items constituting Heat Transfer's assets and liabilities as of October 1, 2022 and December 31, 2021 are shown below:

	October 1, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$—	$0.1
Other current assets	0.2	0.2
Other assets	0.1	0.2
Total assets of Heat Transfer	$0.3	$0.5
LIABILITIES
Accounts payable	$0.1	$0.3
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.4

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three and nine months ended October 1, 2022 and October 2, 2021, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Transformer Solutions (1)
Income (loss) from discontinued operations	$(0.6)	$431.4	$(0.8)	$455.7
Income tax (provision) benefit	0.1	(106.6)	0.2	(79.6)
Income (loss) from discontinued operations, net	(0.5)	324.8	(0.6)	376.1

DBT (2)
Loss from discontinued operations	(5.7)	(5.2)	(14.2)	(13.3)
Income tax benefit	0.8	0.1	2.3	1.6
Loss from discontinued operations, net	(4.9)	(5.1)	(11.9)	(11.7)

Heat Transfer
Loss from discontinued operations	—	(0.1)	(0.2)	(0.3)
Income tax (provision) benefit	—	—	—	—
Loss from discontinued operations, net	—	(0.1)	(0.2)	(0.3)

All other (3)
Loss from discontinued operations	(5.4)	(4.3)	(5.9)	(5.4)
Income tax benefit	1.4	1.1	1.5	5.7
Income (loss) from discontinued operations, net	(4.0)	(3.2)	(4.4)	0.3

Total
Income (loss) from discontinued operations	(11.7)	421.8	(21.1)	436.7
Income tax (provision) benefit	2.3	(105.4)	4.0	(72.3)
Income (loss) from discontinued operations, net	$(9.4)	$316.4	$(17.1)	$364.4
___________________________

(1) Loss for the three and nine months ended October 1, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. Income for the three and nine months ended October 2, 2021 resulted primarily from the gain on sale of the business of $355.0, as well as the results of operations for the periods.

(2) Loss for the three and nine months ended October 1, 2022 and October 2, 2021 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects.

(3) Income (loss) for the three and nine months ended October 1, 2022 and October 2, 2021 resulted primarily from asbestos-related charges and revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three months ended October 1, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$134.5	$—	$134.5
Boilers, comfort heating, and ventilation	93.3	—	93.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	61.5	61.5
Communication technologies, obstruction lighting, and bus fare collection systems	—	81.2	81.2
	$227.8	$142.7	$370.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$212.2	$117.1	$329.3
Revenues recognized over time	15.6	25.6	41.2
	$227.8	$142.7	$370.5

	Nine months ended October 1, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$381.8	$—	$381.8
Boilers, comfort heating, and ventilation	257.8	—	257.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	194.1	194.1
Communication technologies, obstruction lighting, and bus fare collection systems	—	197.9	197.9
	$639.6	$392.0	$1,031.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$588.1	$331.2	$919.3
Revenues recognized over time	51.5	60.8	112.3
	$639.6	$392.0	$1,031.6

	Three months ended October 2, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$104.1	$—	$104.1
Boilers, comfort heating, and ventilation	75.2	—	75.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	60.1	60.1
Communication technologies, obstruction lighting, and bus fare collection systems	—	46.3	46.3
	$179.3	$106.4	$285.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$154.1	$94.5	$248.6
Revenues recognized over time	25.2	11.9	37.1
	$179.3	$106.4	$285.7

	Nine months ended October 2, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$317.3	$—	$317.3
Boilers, comfort heating, and ventilation	223.0	—	223.0
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	193.4	193.4
Communication technologies, obstruction lighting, and bus fare collection systems	—	135.8	135.8
	$540.3	$329.2	$869.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$474.8	$292.5	$767.3
Revenues recognized over time	65.5	36.7	102.2
	$540.3	$329.2	$869.5

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of October 1, 2022 and December 31, 2021:

Contract Balances	October 1, 2022	December 31, 2021	Change
Contract Accounts Receivable(1)	$257.1	$215.3	$41.8
Contract Assets	30.2	28.9	1.3
Contract Liabilities - current	(45.5)	(44.7)	(0.8)
Contract Liabilities - non-current(2)	(5.5)	(5.8)	0.3
Net contract balance	$236.3	$193.7	$42.6
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $42.6 increase in our net contract balance from December 31, 2021 to October 1, 2022 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.

During the three and nine months ended October 1, 2022, we recognized revenues of $5.8 and $39.5, respectively, related to our contract liabilities at December 31, 2021.
Performance

As of October 1, 2022, the aggregate amount allocated to remaining performance obligations was $174.7. We expect to recognize revenue on approximately 48% and 90% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three and nine months ended October 1, 2022.

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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the three and nine months ended October 1, 2022 and October 2, 2021 are presented below:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues:
HVAC reportable segment	$227.8	$179.3	$639.6	$540.3
Detection and Measurement reportable segment	142.7	106.4	392.0	329.2
Consolidated revenues	$370.5	$285.7	$1,031.6	$869.5

Income:
HVAC reportable segment	$30.9	$23.0	$71.7	$71.2
Detection and Measurement reportable segment	25.7	9.9	63.2	41.3
Total income for reportable segments	56.6	32.9	134.9	112.5

Corporate expense	17.2	11.9	50.2	39.9
Long-term incentive compensation expense	2.1	3.4	7.7	9.4
Impairment of goodwill and intangible assets	—	24.3	—	24.3
Special charges, net	—	(0.1)	0.1	0.7
Other operating (income) expense, net	—	(24.3)	1.0	(21.6)
Consolidated operating income	$37.3	$17.7	$75.9	$59.8

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended October 1, 2022 and October 2, 2021 are described in more detail below:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
HVAC reportable segment	$—	$(0.1)	$0.1	$0.1
Detection and Measurement reportable segment	—	—	—	0.6
Total	$—	$(0.1)	$0.1	$0.7

HVAC — Charges for the nine months ended October 1, 2022 related to severance costs associated with a restructuring action at one of the segment's cooling businesses. Charges for the three and nine months ended October 2, 2021 related to severance costs associated with a restructuring action at one of the segment's heating businesses.
Detection and Measurement — Charges for the nine months ended October 2, 2021 related to severance costs for restructuring actions at the segment's location and inspection businesses.
No significant future charges are expected to be incurred under actions approved as of October 1, 2022.
The following is an analysis of our restructuring liabilities for the nine months ended October 1, 2022 and October 2, 2021:

	Nine months ended
	October 1, 2022	October 2, 2021
Balance at beginning of year	$0.3	$0.8
Special charges	0.1	0.7
Utilization — cash	(0.4)	(1.2)
Currency translation adjustment and other	—	—
Balance at end of period	$—	$0.3

(8)    INVENTORIES, NET
Inventories at October 1, 2022 and December 31, 2021 comprised the following:

	October 1, 2022	December 31, 2021
Finished goods	$73.2	$55.1
Work in process	34.3	21.1
Raw materials and purchased parts	157.7	113.6
Total inventories	$265.2	$189.8

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

As mentioned in Note 1, during the fourth quarter of 2021, we converted the inventory accounting for certain of our domestic businesses within our HVAC reportable segment from the LIFO method to the FIFO method. The effects of this accounting change have been retrospectively applied to all periods presented. The impact of this change on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended October 2, 2021 was as follows:

	As Computed under LIFO	Effect of Change	As Adjusted
Consolidated Statement of Operations for three months ended October 2, 2021:
Income from continuing operations before income taxes	$16.6	$1.5	$18.1
Income tax provision	(3.8)	(0.4)	(4.2)
Income from continuing operations	12.8	1.1	13.9
Income from discontinued operations, net of tax	318.3	(1.9)	316.4
Net income	$331.1	$(0.8)	$330.3

Basic income per share of common stock:
Income from continuing operations, net of tax	$0.28	$0.03	$0.31
Income from discontinued operations, net of tax	7.02	(0.04)	6.98
Net income attributable to SPX common stockholders	$7.30	$(0.01)	$7.29

Diluted income per share of common stock:
Income from continuing operations, net of tax	$0.28	$0.02	$0.30
Income from discontinued operations, net of tax	6.82	(0.04)	6.78
Net income attributable to SPX common stockholders	$7.10	$(0.02)	$7.08

Total comprehensive income	$325.0	$(0.8)	$324.2

	As Computed under LIFO	Effect of Change	As Adjusted
Consolidated Statement of Operations for nine months ended October 2, 2021:
Income from continuing operations before income taxes	$64.5	$2.0	$66.5
Income tax provision	(11.4)	(0.5)	(11.9)
Income from continuing operations	53.1	1.5	54.6
Income from discontinued operations, net of tax	366.3	(1.9)	364.4
Net income	$419.4	$(0.4)	$419.0

Basic income per share of common stock:
Income from continuing operations, net of tax	$1.17	$0.04	$1.21
Income from discontinued operations, net of tax	8.10	(0.05)	8.05
Net income attributable to SPX common stockholders	$9.27	$(0.01)	$9.26

Diluted income per share of common stock:
Income from continuing operations, net of tax	$1.14	$0.04	$1.18
Income from discontinued operations, net of tax	7.89	(0.05)	7.84
Net income attributable to SPX common stockholders	$9.03	$(0.01)	$9.02

Total comprehensive income	$415.4	$(0.4)	$415.0

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended October 1, 2022 were as follows:

	December 31, 2021	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	October 1, 2022
HVAC reportable segment
Gross goodwill	$528.9	$0.1	$—	$(18.6)	$510.4
Accumulated impairments	(334.1)	—	—	13.1	(321.0)
Goodwill	194.8	0.1	—	(5.5)	189.4

Detection and Measurement reportable segment
Gross goodwill	424.9	10.9	—	(20.0)	415.8
Accumulated impairments	(162.4)	—	—	5.8	(156.6)
Goodwill	262.5	10.9	—	(14.2)	259.2

Total
Gross goodwill	953.8	11.0	—	(38.6)	926.2
Accumulated impairments	(496.5)	—	—	18.9	(477.6)
Goodwill	$457.3	$11.0	$—	$(19.7)	$448.6
___________________________
(1)Reflects (i) goodwill acquired with the ITL acquisition of $10.7, (ii) an increase in Sealite's goodwill of $0.2 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Cincinnati Fan's goodwill of $0.1 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Cincinnati Fan and ITL acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at October 1, 2022 and December 31, 2021 comprised the following:

	October 1, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$196.1	$(37.3)	$158.8	$188.2	$(26.7)	$161.5
Technology	80.2	(16.5)	63.7	80.1	(11.9)	68.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	36.4	(23.4)	13.0	31.6	(18.0)	13.6
	317.2	(81.7)	235.5	304.4	(61.1)	243.3
Trademarks with indefinite lives	168.2	—	168.2	172.2	—	172.2
Total	$485.4	$(81.7)	$403.7	$476.6	$(61.1)	$415.5
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

At October 1, 2022, the net carrying value of intangible assets with determinable lives consisted of $96.1 in the HVAC reportable segment and $139.4 in the Detection and Measurement reportable segment. At October 1, 2022, trademarks with indefinite lives consisted of $104.6 in the HVAC reportable segment and $63.6 in the Detection and Measurement reportable segment.
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
As indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset to “Other operating (income) expense, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill. As such, we performed a quantitative analysis on ULC’s indefinite-lived intangible assets and goodwill during the third quarter of 2021. Based on such analysis, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge to “Impairment of goodwill and intangible assets” of $24.3 during the quarter, with $23.3 related to goodwill and the remainder to trademarks.
The total goodwill of ULC was $12.0 as of October 1, 2022. A change in assumptions used in ULC's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in ULC's estimated fair value being less than the carrying value of its net assets. In addition to ULC, the fair values of Sealite, ECS, Cincinnati Fan and ITL, acquisitions in 2021 and thus far in 2022, approximate their respective carrying values. If any of these reporting units are unable to achieve their current financial forecast, we may be required to record an impairment charge in a future period related to their goodwill and/or indefinite-lived intangible assets.

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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Nine months ended
	October 1, 2022	October 2, 2021
Balance at beginning of year	$34.8	$35.3
Acquisitions	0.3	—
Provisions	8.2	8.0
Usage	(7.7)	(7.2)
Currency translation adjustment	(0.2)	—
Balance at end of period	35.4	36.1
Less: Current portion of warranty	12.5	12.1
Non-current portion of warranty	$22.9	$24.0

(11)    EMPLOYEE BENEFIT PLANS
On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration payable to the insurance carrier of $10.0. Of this consideration, $9.0 was paid during the first quarter of 2022, with the remainder paid in the second quarter of 2022. This transaction resulted in a settlement charge of $0.7 recorded to “Other income (expense), net” during the first quarter of 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in an actuarial gain of $0.4 recorded to “Other income (expense), net” for the three months ended April 2, 2022.

Participants in the SPX U.S. Pension Plan (the “U.S. Plan”) are eligible to elect a lump-sum payment option in lieu of a future pension benefit. During the first half of 2022, $10.0 was paid to participants who elected lump-sum payments. This triggered a plan settlement which resulted in a charge to “Other income (expense), net” of $2.3 during the quarter ended July 2, 2022. In addition, we remeasured assets and liabilities of the U.S. Plan at July 2, 2022, which resulted in an actuarial loss of $1.5 recorded to “Other income (expense), net” during the quarter ended July 2, 2022. In connection with the remeasurement, we updated our actuarial assumptions. The only changes of significance related to the discount rate and expected return on assets, which increased from 2.83% to 4.86% and 3.25% to 4.50%, respectively.

Additional settlements by the U.S. Plan during the quarter ended October 1, 2022 resulted in a charge to “Other income (expense), net” of $2.0. We also remeasured the assets and liabilities of the U.S. Plan as of October 1, 2022, which resulted in an actuarial loss of $0.4 recorded to “Other income (expense), net” during the quarter ended October 1, 2022. In connection with the remeasurement, we updated our actuarial assumptions. The only changes of significance related to the discount rate and expected return on assets, which increased from 4.86% to 5.70% and 4.50% to 5.00%, respectively.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$—	$—	$—
Interest cost	2.9	2.1	7.5	6.3
Expected return on plan assets	(2.0)	(2.2)	(6.2)	(6.6)
Settlement and actuarial losses (1)	2.4	—	6.2	—
Net periodic pension benefit (income) expense	$3.3	$(0.1)	$7.5	$(0.3)
 _________________
(1)     For the three months ended October 1, 2022, consists of a settlement loss of $2.0 and an actuarial loss of $0.4. For the nine months ended October 1, 2022, consists of a settlement loss of $4.3 and an actuarial loss of $1.9.

Foreign Pension Plans

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$—	$—	$—
Interest cost	1.0	0.8	3.0	2.4
Expected return on plan assets	(1.5)	(1.4)	(4.5)	(4.2)
Net periodic pension benefit income	$(0.5)	$(0.6)	$(1.5)	$(1.8)

Postretirement Plans

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.9	0.9
Amortization of unrecognized prior service credits	(1.1)	(1.2)	(3.3)	(3.6)
Settlement loss, net (1)	—	—	0.3	—
Net periodic postretirement benefit income	$(0.8)	$(0.9)	$(2.1)	$(2.7)
 _________________
(1)     For the nine months ended October 1, 2022, includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2022:

	December 31, 2021	Borrowings	Repayments	Other	October 1, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)(2)	242.7	245.0	(243.7)	0.3	244.3
Trade receivables financing arrangement(3)	—	—	—	—	—
Other indebtedness(4)	3.3	0.1	(0.8)	—	2.6
Total debt	246.0	$245.1	$(244.5)	$0.3	246.9
Less: short-term debt	2.2				1.9
Less: current maturities of long-term debt	13.0				0.4
Total long-term debt	$230.8				$244.6

___________________________
(1)As noted below, we amended our senior credit agreement on August 12, 2022. The amendment made available a new term loan facility in the amount of $245.0, the proceeds of which were primarily used to repay the outstanding balance of $237.4 under the then-existing term loan facility.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 and $1.0 at October 1, 2022 and December 31, 2021, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At October 1, 2022, we had $30.3 of available borrowing capacity under this facility.
(4)Primarily includes balances under a purchase card program of $1.9 and $2.2 and finance lease obligations of $0.7 and $1.1 at October 1, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
Senior Credit Facilities
On August 12, 2022, we entered into the Credit Agreement to, among other things, extend the term of the facilities under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $770.0 which consists of the following facilities at October 1, 2022 (each with a final maturity of August 12, 2027):
•A term loan facility in an aggregate principal amount of $245.0;

•A multicurrency revolving credit facility, available for loans and letters of credit in Dollars, Euro, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $500.0 (with sub-limits equal to the equivalents of $200.0 for financial letters of credit, $50.0 for non-financial letters of credit, and $150.0 for non-U.S. exposure); and

•A bilateral foreign credit instrument facility, available for performance letters of credit and bank undertakings, in an aggregate principal amount in various currencies up to the equivalent of $25.0.

The Credit Agreement also:

•Requires that we maintain a Consolidated Leverage Ratio (defined in the Credit Agreement) as of the last day of any fiscal quarter of not more than 3.75 to 1.00 (or (i) 4.00 to 1.00 for the four fiscal quarters after certain permitted acquisitions or (ii) 4.25 to 1.00 for the four fiscal quarters after certain permitted acquisitions with a minimum amount financed by unsecured debt);

•Requires that we maintain a Consolidated Interest Coverage Ratio (defined in the Credit Agreement) as of the last day of any fiscal quarter of at least 3.00 to 1.00;

•Allows SPX to seek additional commitments, without consent from the existing lenders, to add incremental term loan facilities and/or increase the commitments in respect of the revolving credit facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount not to exceed (x) the greater of (i) $200.0 and (ii) the amount of Consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before the date of determination, plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination secured by liens to Consolidated EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00, plus (z) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the revolving credit facility and foreign credit instrument facility; and

•Establishes per annum fees charged and applies interest rate margins, as follows:

Consolidated Leverage Ratio	Revolving Commitment Fee	Financial Letter of Credit Fee	Foreign Credit Instrument (“FCI”) Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Term Secured Overnight Financing Rate (“SOFR”) Loans/Alternative Currency Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.275%	1.750%	0.275%	1.000%	1.750%	0.750%
Between 2.00 to 1.0 and 3.00 to 1.0	0.250%	1.500%	0.250%	0.875%	1.500%	0.500%
Between 1.50 to 1.0 and 2.00 to 1.0	0.225%	1.375%	0.225%	0.800%	1.375%	0.375%
Less than 1.50 to 1.0	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%

The interest rates applicable to loans under the Senior Credit Facilities are, at our option, equal to either (i) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.0%) or (ii) the Term SOFR rate for the applicable interest period plus 0.1%, plus, in each case, an applicable margin percentage, which varies based on the Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination to Consolidated EBITDA for the four fiscal quarters ended most recently before such date). The interest rates applicable to loans in other currencies under the Senior Credit Facilities are, at the applicable borrower’s option, equal to either (a) an adjusted alternative currency daily rate or (b) an adjusted alternative currency term rate for the applicable interest period, plus, in each case, the applicable margin percentage. The borrowers may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, any other period not greater than twelve months) for term rate borrowings, subject in each case to availability in the applicable currency.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 4.5% at October 1, 2022.
The fees for bilateral foreign credit instruments are as specified above unless otherwise agreed with the bilateral foreign issuing lender. The applicable borrower will also pay fronting fees on the outstanding amounts of financial and non-financial letters of credit at the rates of 0.125% per annum and 0.25% per annum, respectively.

SPX Enterprises, LLC, the direct wholly owned subsidiary of the Company, is the borrower under each of above facilities, and SPX may designate certain foreign subsidiaries to be borrowers under the revolving credit facility and the foreign credit instrument facility. All borrowings and other extensions of credit under the Credit Agreement are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The letters of credit under the revolving credit facility are stand-by letters of credit requested by SPX on behalf of any of our subsidiaries or certain joint ventures. The foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our operations.
The Credit Agreement requires mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of (including from any casualty to, or governmental taking of) property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by SPX. Mandatory prepayments will be applied first to repay amounts outstanding under any term loans and then to amounts outstanding under the revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in the business of SPX within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under the Credit Agreement, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of term rate borrowings other than on the last day of the relevant interest period. Indebtedness under the Credit Agreement is guaranteed by:

•Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•SPX with respect to the obligations of our foreign borrower subsidiaries under the revolving credit facility and the bilateral foreign credit instrument facility.
Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) or our domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under the Credit Agreement will be unsecured.
The Credit Agreement also contains covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans or guarantees, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions, or engage in certain transactions with affiliates. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default.
We are permitted under the Credit Agreement to repurchase capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.75 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.75 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) to the extent not previously utilized for restricted junior payments or investments, an additional amount for all such repurchases and dividend declarations made after August 12, 2022 equal to the sum of (i) $100.0, plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (defined in the Credit Agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 24, 2015 to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit), plus (iii) certain other amounts.
At October 1, 2022, we had $489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for outstanding letters of credit. In addition, at October 1, 2022, we had $12.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.8 reserved for outstanding letters of credit.
At October 1, 2022, we were in compliance with all covenants of the Credit Agreement.

In connection with the August 2022 amendment of the Credit Agreement, we recorded charges of $1.1 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of unamortized deferred financing costs totaling $0.7 and transaction costs of $0.4. Additionally, $1.5 of fees paid in connection with the August 2022 amendment were capitalized, with $1.2 related to our revolving loans and $0.3 related to the term loan. During 2021, we reduced the issuance capacity of our then-existing foreign credit instrument facilities resulting in a charge of $0.2 to “Loss on amendment/refinancing of senior credit agreement” associated with the write-off of unamortized deferred financing costs.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our then-existing senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $234.4, cover the period from March 2021 to November 2024, and effectively convert borrowings under our term loan for this period to a fixed rate of 1.061%, plus the applicable margin.

In connection with entering into the Credit Agreement, the Swaps were amended to be based on SOFR as opposed to LIBOR. As mentioned in Note 2, we applied the optional expedients per ASU No. 2020-04 and No. 2021-01 and, thus, continue to designate and account for our interest rate swap agreements as cash flow hedges. As of October 1, 2022 and December 31, 2021, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $11.8 and $0.5, respectively. In addition, as of October 1, 2022, the fair value of our interest rate swap agreements totaled $15.6 (with $7.2 recorded as a current asset and $8.4 as a non-current asset), and $0.6 at December 31, 2021 (with $2.5 recorded as a non-current asset and $1.9 as a current liability). Changes in fair value of our interest rate swap agreements are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $21.7 and $8.7 outstanding as of October 1, 2022 and December 31, 2021, respectively, with all of the $21.7 scheduled to mature within one year. The fair value of our FX forward contracts was $0.5 at October 1, 2022 (recorded as a current asset) and was less than $0.1 at December 31, 2021.

Beginning in the second quarter of 2022, we have designated and accounted for certain of our FX forward contracts, with a notional amount of $3.3, as cash flow hedges. As of October 1, 2022, the unrealized gain/loss recorded in AOCI related to these cash flow hedges was less than $0.1. Changes in fair value of our FX forward contracts designated as cash flow hedges are reclassified into earnings, as a component of “Revenues” when the forecasted transaction impacts earnings.

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

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Weighted-average number of common shares used in basic income per share	45.144	45.331	45.382	45.244
Dilutive securities — Employee stock options and restricted stock units	0.988	1.319	0.871	1.211
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.132	46.650	46.253	46.455

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.243 and 0.655, respectively, for the three months ended October 1, 2022, and 0.270 and 0.720, respectively, for the nine months ended October 1, 2022.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $2.1 and $3.4 for the three months ended October 1, 2022 and October 2, 2021, respectively, and $7.7 and $9.4 for the nine months ended October 1, 2022 and October 2, 2021, respectively. The related tax benefit was $0.3 and $0.6 for the three months ended October 1, 2022 and October 2, 2021, respectively, and $1.2 and $1.6 for the nine months ended October 1, 2022 and October 2, 2021, respectively.

Repurchases of Common Stock

On May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Credit Agreement. Pursuant to this re-authorization, during the quarter ended July 2, 2022, we repurchased 0.707 shares of our common stock for aggregate cash payments of $33.7. As of October 1, 2022, the remaining maximum approximate amount of our common stock that may be purchased under this authorization is $66.3.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended October 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$236.3	$8.6	$9.1	$254.0
Other comprehensive income (loss) before reclassifications	(19.2)	3.9	—	(15.3)
Amounts reclassified from accumulated other comprehensive income	—	(0.7)	(0.8)	(1.5)
Current-period other comprehensive income (loss)	(19.2)	3.2	(0.8)	(16.8)
Balance at end of period	$217.1	$11.8	$8.3	$237.2
__________________________
(1)Net of tax provision of $4.0 and $2.9 as of October 1, 2022 and July 2, 2022, respectively.
(2)Net of tax provision of $3.0 and $3.2 as of October 1, 2022 and July 2, 2022, respectively. The balances as of October 1, 2022 and July 2, 2022 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the nine months ended October 1, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(35.6)	11.5	0.1	(24.0)
Amounts reclassified from accumulated other comprehensive income	—	(0.2)	(2.5)	(2.7)
Current-period other comprehensive income (loss)	(35.6)	11.3	(2.4)	(26.7)
Balance at end of period	$217.1	$11.8	$8.3	$237.2
__________________________
(1)Net of tax provision of $4.0 and $0.1 as of October 1, 2022 and December 31, 2021, respectively.
(2)Net of tax provision of $3.0 and $3.7 as of October 1, 2022 and December 31, 2021, respectively. The balances as of October 1, 2022 and December 31, 2021 include unamortized prior service credits.
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
__________________________
(1)Net of tax benefit of $0.7 as of October 2, 2021 and July 3, 2021, respectively.
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
The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended October 1, 2022 and October 2, 2021:

	Amount Reclassified from AOCI
	Three months ended
	October 1, 2022	October 2, 2021	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(0.2)	$—	Revenues
Commodity contracts	—	(0.3)	Income from discontinued operations, net of tax
Swaps	(0.7)	0.6	Interest expense
Pre-tax	(0.9)	0.3
Income taxes	0.2	(0.1)
	$(0.7)	$0.2

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.1)	$(1.2)	Other income (expense), net
Income taxes	0.3	0.3
	$(0.8)	$(0.9)

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the nine months ended October 1, 2022 and October 2, 2021:

	Amount Reclassified from AOCI
	Nine months ended
	October 1, 2022	October 2, 2021	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(0.2)	$—	Revenues
Commodity contracts	—	(3.8)	Income from discontinued operations, net of tax
Swaps	—	2.6	Interest expense
Pre-tax	(0.2)	(1.2)
Income taxes	—	0.3
	$(0.2)	$(0.9)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.3)	$(3.6)	Other income (expense), net
Income taxes	0.8	0.9
	$(2.5)	$(2.7)

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
Our recorded liabilities related to these matters totaled $614.0 and $658.8 at October 1, 2022 and December 31, 2021, respectively. Of these amounts, $538.9 and $584.3 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at October 1, 2022 and December 31, 2021, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Our asbestos-related claims are with respect to products that we no longer manufacture or sell and are typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. It is not unusual in these cases for fifty or more corporate entities to be named as defendants. We vigorously defend these claims, many of which are dismissed without payment, and the significant majority of costs related to these claims have historically been paid pursuant to our insurance arrangements. Our recorded assets and liabilities related to asbestos-related claims were as follows at October 1, 2022 and December 31, 2021:

	October 1, 2022	December 31, 2021
Insurance recovery assets (1)	$479.8	$526.2
Liabilities for claims (2)	574.6	616.5
__________________________

(1)Of these amounts, $424.2 and $473.6 are included in “Other assets” at October 1, 2022 and December 31, 2021, respectively, while the remainder is included in “Other current assets.”
(2)Of these amounts, $520.4 and $561.4 are included in “Other long-term liabilities” at October 1, 2022 and December 31, 2021, respectively, while the remainder is included in “Accrued expenses.”
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

The following table presents information regarding activity for the asbestos-related claims for the nine months ended October 1, 2022 and October 2, 2021:

	Nine months ended
	October 1, 2022	October 2, 2021
Pending claims, beginning of period	10,065	9,782
Claims filed	2,249	2,044
Claims resolved	(1,733)	(1,797)
Pending claims, end of period	10,581	10,029

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
During the nine months ended October 1, 2022 and October 2, 2021, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $27.7 and $39.8, were $20.2 and $(2.2), respectively. The nine months ended October 1, 2021 includes insurance proceeds of $15.0, associated with the settlement of an asbestos insurance coverage matter. A significant increase in claims, costs and/or issues with existing insurance coverage (e.g., dispute with or insolvency of insurer(s)) could have a material adverse impact on our share of future payments related to these matters, and, as a result, have a material impact on our financial position, results of operations and cash flows.

During the three and nine months ended October 1, 2022, we recorded charges for asbestos-related matters of $21.7 and $24.0, respectively, with $16.5 and $18.8, respectively, recorded to continuing operations and the remainder to discontinued operations. Of such charges, $21.7 (continuing operations - $16.5 and discontinued operations - $5.2) resulted from a ruling by a North Carolina trial court, during the third quarter of 2022, that certain excess insurance carriers associated with our asbestos product liability matters are not required to cover the costs of defending suits that are dismissed without an indemnity payment. During the nine months ended October 2, 2021, we recorded a charge of $2.7 related to revisions of recorded assets for asbestos-related claims.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $56.0). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 732.6 (or $41.0), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

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

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our condensed consolidated statements of operations. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter. The hearing on this matter is expected to occur in December 2022.

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

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. The remainder of the damages in the revised claim largely appear to be direct in nature (approximately South African Rand 790.0 or $44.2). On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $19.6) of MHI's revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI's other claims dismissed from the arbitration proceedings. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $22.8) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $9.9) and has also alleged that it has incurred additional remedial costs related to portions of DBT's scope of work. DBT has numerous defenses against these claims, as well as claims, if any, that may result from the above unsubstantiated allegations, and, thus, we do not believe that DBT has a probable loss associated with these claims and allegations. As such, no loss has been recorded in the condensed consolidated financial statements with respect to these claims and allegations.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $23.4) that has been paid. On October 11, 2022, a dispute adjudication panel ruled MHI drew on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.1) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7). MHI paid these amounts on October 14, 2022. We have reflected the remaining South African Rand 327.5 (or $18.3) within “Assets of DBT and Heat Transfer” on the condensed consolidated balance sheets as of October 1, 2022 and December 31, 2021.

The remaining bond of South Africa Rand 29.2 (or $1.6) issued to MHI as a performance guarantee could be exercised by MHI for an alleged breach of DBT's obligation. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition to the remaining bond, SPX Technologies, Inc. has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 18 sites that we own or control, or formerly owned and controlled, as of October 1, 2022 and December 31, 2021. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.

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
In the case of contamination at offsite, third-party disposal sites, as of October 1, 2022 and December 31, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of October 1, 2022, we had gross unrecognized tax benefits of $6.3 (net unrecognized tax benefits of $5.6). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 1, 2022, gross accrued interest totaled $2.8 (net accrued interest of $2.3). As of October 1, 2022, we had no accrual for penalties included in our unrecognized tax benefits.
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

Other Tax Matters
For the three months ended October 1, 2022, we recorded an income tax benefit of $2.5 on $10.0 of pre-tax income from continuing operations, resulting in an effective rate of (25.0)%. This compares to an income tax provision for the three months ended October 2, 2021 of $4.2 on $18.1 of pre-tax income from continuing operations, resulting in an effective rate of 23.2%. The most significant item impacting the income tax benefit for the third quarter of 2022 was a tax benefit of $4.2 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets due to the recent Holding Company Reorganization (see Note 1). The most significant item impacting the income tax provision for the third quarter of 2021 was $0.7 of expense related to the revaluation of certain deferred tax liabilities due to an enacted tax rate increase.

For the nine months ended October 1, 2022, we recorded an income tax provision of $4.5 on $49.1 of pre-tax income from continuing operations, resulting in an effective rate of 9.2%. This compares to an income tax provision for the nine months ended October 2, 2021 of $11.9 on $66.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.9%. The most significant items impacting the income tax provision during the first nine months of 2022 were (i) the $4.2 of tax benefit noted above related to the release of valuation allowances resulting from the Holding Company Reorganization, (ii) $0.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $0.7 tax benefits related to revisions to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the first nine months of 2021 were (i) a benefit of $2.2 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, partially offset by (iii) $1.3 of expense related to the revaluation of deferred tax liabilities due to an enacted tax rate increase.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, the CARES Act was enacted into law and provides changes to various tax laws that impact businesses. We do not believe these changes impact our current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of October 1, 2022 and December 31, 2021.

As provided within the CARES Act, we deferred payments of our social security payroll taxes for the period March 27, 2020 to December 31, 2020, with such deferral totaling $3.7 as of October 1, 2022. This amount is required to be paid by the end of 2022.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 0.0, respectively, at October 1, 2022). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. Since the sale of Balcke Dürr, the guarantees have expired and bonds have been returned. Summarized below are the change in the liability and asset during the nine months ended October 2, 2021.

	Nine months ended
	October 2, 2021
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

Contingent Consideration for Sensors & Software, ECS, and ULC Acquisitions — In connection with the acquisition of Sensors & Software, the sellers were eligible for additional cash consideration of up to $4.0, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration totaled $1.3, and was paid during the quarter ended April 2, 2022.

In connection with the acquisition of ECS, the seller was eligible for additional cash consideration of up to $13.5, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration was $8.2 as of the date of acquisition. During the fourth quarter of 2021, we concluded that the probability of achieving the financial performance milestone had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the contingent fair value/liability of $6.7. During the first and second quarters of 2022, we further reduced the fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to "Other operating (income) expense, net." The estimated fair value of such contingent consideration was $0.0 and $1.5 at October 1, 2022 and December 31, 2021, respectively, with the latter amount reflected as a liability within the respective condensed consolidated balance sheet. We estimated the fair value of the contingent consideration for this acquisition based on the probability of ECS achieving the applicable milestones.

As relates to the ULC acquisition, and as indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset recorded to “Other operating (income) expense, net.”
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
During the quarter ended October 2, 2021, we concluded that the lack of achievement of the milestones mentioned above for the ULC acquisition, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill. As such, we performed a quantitative analysis on ULC’s indefinite-lived intangible assets and goodwill during the third quarter of 2021. Based on such analysis, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge to “Impairment of goodwill and intangible assets” of $24.3 during the quarter, with $23.3 related to goodwill and the remainder to trademarks. Refer to Note 9 for additional details.
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
As of October 1, 2022, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value of the investee as presented in the investee’s most recent audited financial statements. During the three and nine months ended October 1, 2022 and October 2, 2021, we recorded gains (losses) of $(7.4) and $(3.0), respectively and $1.6 and $9.0, respectively to “Other income (expense), net” to reflect the change in the estimated fair value of the equity security. As of October 1, 2022 and December 31, 2021, the equity security had an estimated fair value of $35.8 and $38.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of October 1, 2022 and December 31, 2021 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENT

On November 1, 2022, SPX divested three wholly-owned subsidiaries (“the subsidiaries”) that hold all of its asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC (“Canvas”), an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd. In connection with the transaction, SPX contributed $138.8 in cash to the subsidiaries, financed with cash on hand; while Canvas made a capital contribution to the subsidiaries of $8.0. SPX anticipates that the divestiture will result in a loss of approximately $70.0 to be recorded in the fourth quarter of 2022, which will include the write-off of certain deferred income tax assets recorded by the subsidiaries.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except share data)

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

POTENTIAL IMPACTS OF RUSSIA/UKRAINE CONFLICT

The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, have not had a significant adverse impact on our operating results during the first nine months of 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect a significant adverse impact to our operating results.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Sealite Pty Ltd and Affiliated Entities (“Sealite”)
▪Acquired on April 19, 2021 for cash consideration of $81.6, net of cash acquired of $2.3.
▪During the third quarter of 2021, we agreed to a final adjustment of the purchase price, related to acquired working capital, resulting in our receipt of $1.3 of cash during the quarter.
▪Post-acquisition operating results of Sealite are included within our Detection and Measurement reportable segment.

◦Enterprise Control Systems Ltd (“ECS”)
▪Acquired on August 2, 2021 for cash consideration of $39.4, net of cash acquired of $5.1.
▪The seller was eligible for additional cash consideration of up to $13.5, upon achievement of certain financial performance milestones.
•The estimated fair value of such contingent consideration was $8.2 as of the date of the acquisition.
•During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the estimated fair value/liability of $6.7.
•During the first and second quarters of 2022, we further reduced the estimated fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to “Other operating (income) expense, net.”
•As of October 1, 2022, the estimated fair value/liability related to the contingent consideration was $0.0.
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
▪During the third quarter of 2022, we agreed to a final adjustment of the purchase price, related to acquired working capital, resulting in the receipt of $1.4 of cash during the quarter.
▪Post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

•Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On October 1, 2021, we completed the sale for net cash proceeds of $620.6 and recorded a gain during the third quarter of 2021 of $355.0 to “Gain (loss) on disposition of discontinued operations, net of tax.”
◦During the fourth quarter of 2021, we increased the gain by $27.2, with the additional gain related primarily to the utilization of income tax benefits associated with liquidating certain recently acquired entities.
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
◦The extent of these lump-sum payments, combined with other lump-sum payments that were made by the U.S. Plan during the first nine months of 2022, required us to record settlement and actuarial losses of $2.4 and $6.2 during the three and nine months ended October 1, 2022, respectively.
◦See Note 11 to our condensed consolidated financial statements for additional details.

•Repurchases of Common Stock — During the second quarter of 2022, we repurchased 706,827 shares of our common stock for $33.7.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded losses of $7.4 and $3.0, respectively, for the three and nine months ended October 1, 2022.
◦See Note 17 to our condensed consolidated financial statements for additional details.

•Charge for Asbestos-Related Matter
•During the third quarter of 2022, we received a ruling from a North Carolina trial court that certain excess insurance carriers associated with our asbestos product liability matters are not required to cover the costs of defending suits that are dismissed without an indemnity payment.
•As a result of this ruling, we recorded charges of $21.7 during the quarter, with $16.5 reflected in “Income from continuing operations before income taxes” and the remainder in “Income (loss) on disposition of discontinued operations, net of tax.”

OVERVIEW OF OPERATING RESULTS
Revenues for the three and nine months ended October 1, 2022 totaled $370.5 and $1,031.6, respectively, compared to $285.7 and $869.5 during the respective periods in 2021. The increase in revenues during the three and nine months ended October 1, 2022, compared to the respective prior-year periods, was due to organic revenue growth within our HVAC and Detection and Measurement reportable segments and the impact of the Cincinnati Fan, Sealite, ECS and ITL acquisitions. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products, associated primarily with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to continued strong order trends for our short-cycled businesses and execution of large projects within the fare collection, communication technologies and obstruction lighting businesses.

During the three and nine months ended October 1, 2022, we generated operating income of $37.3 and $75.9, respectively, compared to $17.7 and $59.8 for the respective periods in 2021. The increase in operating income during the three months ended October 1, 2022, compared to the respective period in 2021, was due primarily to an increase in income within our HVAC and Detection and Measurement reportable segments associated with the increase in revenue noted above. This increase in operating income was partially offset by higher corporate expense associated with investments in various strategic and transformational initiatives. The increase in operating income during the nine months ended October 1, 2022, compared to the respective period in 2021, was due primarily to the revenue increases noted above, offset by (i) lower absorption of manufacturing costs within the HVAC reportable segment during the first half of 2022 associated with supply chain delays and labor shortages and (ii) an increase in corporate expense associated with increased investments in various strategic and transformational initiatives.

Cash flows used in operating activities associated with continuing operations totaled $89.4 for the nine months ended October 1, 2022, compared to cash flows from operating activities of $95.6 during the nine months ended October 2, 2021. The decrease in cash flows from operating activities was due primarily to (i) income tax payments, net of refunds, of $55.7 (compared to income tax refunds, net, of $13.7 during the nine months ended October 2, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (ii) elevated purchases of inventory components in order to manage the potential risk associated with the current supply chain environment; (iii) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contractual milestones that can impact cash receipts from period to period; (iv) net payments for asbestos-related matters of $15.5 (compared to net recoveries of $4.7 during the nine months ended October 2, 2021); and (v) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2021 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 are April 2, July 2 and October 1, compared to the respective April 3, July 3, and October 2, 2021 dates. We had one less day in the first quarter of 2022 and will have one more day in the fourth quarter of 2022 than in the respective 2021 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended October 1, 2022, when compared to the consolidated operating results for the 2021 respective period.
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

The following table provides selected financial information for the three and nine months ended October 1, 2022 and October 2, 2021, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues	$370.5	$285.7	29.7	$1,031.6	$869.5	18.6
Gross profit	133.1	95.8	38.9	361.7	302.5	19.6
% of revenues	35.9%	33.5%		35.1%	34.8%
Selling, general and administrative expense	89.1	72.7	22.6	261.6	223.3	17.2
% of revenues	24.0%	25.4%		25.4%	25.7%
Intangible amortization	6.7	5.5	21.8	23.1	16.0	44.4
Impairment of goodwill and intangible assets	—	24.3	*	—	24.3	*
Special charges, net	—	(0.1)	*	0.1	0.7	*
Other operating (income) expense, net	—	(24.3)	*	1.0	(21.6)	*
Other income (expense), net	(24.6)	3.8	*	(19.8)	17.6	*
Interest expense, net	(1.6)	(3.4)	(52.9)	(5.9)	(10.7)	(44.9)
Loss on amendment/refinancing of senior credit agreement	(1.1)	—	*	(1.1)	(0.2)	*
Income from continuing operations before income taxes	10.0	18.1	(44.8)	49.1	66.5	(26.2)
Income tax (provision) benefit	2.5	(4.2)	*	(4.5)	(11.9)	(62.2)
Income from continuing operations	12.5	13.9	(10.1)	44.6	54.6	(18.3)

Components of revenue increase:
Organic			19.2			9.0
Foreign currency			(1.9)			(1.4)
Acquisitions			12.4			11.0
Net revenue increase			29.7			18.6
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and nine months ended October 1, 2022, the increase in revenues, compared to the respective periods in 2021, was due to organic revenue growth within our HVAC and Detection and Measurement reportable segments and the impact of the Cincinnati Fan, Sealite, ECS and ITL acquisitions. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products, associated primarily with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to continued strong order trends for our short-cycled businesses and execution of large projects within the fare collection, communication technologies and obstruction lighting businesses.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended October 1, 2022, the increase in gross profit, compared to the respective period in 2021, was due primarily to the increase in revenues noted above. Gross profit and gross profit as a percentage of revenues, compared to the respective period in 2021, were favorably impacted by (i) greater absorption of manufacturing costs due to improved productivity at certain businesses within the HVAC reportable segment and (ii) a favorable sales mix, as the revenue increase for the third quarter of 2022 was weighted towards high-margin products within our Detection and Measurement reportable segment. For the nine months ended October 1, 2022, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2021, was due primarily to the increase in revenues noted above.

Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended October 1, 2022, the increase in SG&A expense, compared to the respective periods in 2021, was due primarily to the incremental SG&A resulting from the acquisitions noted above, higher corporate expense associated with increased investments in various strategic and transformational initiatives, and higher travel expenses due to the easing of COVID-19 pandemic restrictions in 2022.

Intangible Amortization — For the three and nine months ended October 1, 2022, the increase in intangible amortization, compared to the respective periods in 2021, was due to amortization related to the Cincinnati Fan and ITL acquisitions.

Impairment of Goodwill and Intangible Assets — Due to the lack of achievement of certain operational and financial milestones, along with lower than anticipated future cash flows, associated with our ULC acquisition, we tested ULC's goodwill and indefinite-lived intangible assets for impairment during the quarter ended October 2, 2021. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $24.3 during the quarter ended October 2, 2021, with $23.3 related to goodwill and the remainder to trademarks.
Special Charges, net — Special charges, net, relate primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and rationalize certain product lines. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first nine months of 2022 and 2021.
Other Operating (Income) Expense, net — Other operating expense, net, for the nine months ended October 1, 2022 related to asbestos-related charges of $2.3, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the ECS acquisition of $1.3. During the three and nine months ended October 2, 2021, due to the lack of achievement of certain operational and financial milestones associated with the ULC acquisition mentioned above, we concluded the seller of ULC was not entitled to any additional cash consideration (potentially up to $45.0). At the time of the acquisition, we recorded a liability of $24.3 related to the contingent consideration, which was reversed to earnings during the quarter ended October 2, 2021. Other operating income, net for the nine months ended October 2, 2021 also included charges of $2.7 related to a revision to recorded assets for asbestos-related claims.

Other Income (Expense), net — Other expense, net, for the three months ended October 1, 2022 was comprised primarily of (i) $16.5 of asbestos-related charges, (ii) a loss of $7.4 related to changes in the estimated fair value of an equity security we hold, (iii) pension and postretirement expense of $2.0 (inclusive of settlement and actuarial losses of $2.4), and (iv) environmental remediation charges of $1.1, partially offset by income of $1.3 derived from company-owned life insurance policies and $0.6 associated with a transition services agreement.

Other income, net, for the three months ended October 2, 2021 was comprised primarily of a gain of $1.6 related to changes in the estimated fair value of an equity security we hold, and pension and postretirement income of $1.6.

Other expense, net, for the nine months ended October 1, 2022 was comprised primarily of $16.5 of asbestos-related charges, a loss of $3.0 related to a change in the estimated fair value of an equity security that we hold, pension and postretirement expense (inclusive of actuarial and settlement losses of $6.2) of $3.9, and environmental remediation charges of $1.1, partially offset by income of $2.0 derived from company-owned life insurance policies and $2.4 associated with a transition services agreement.

Other income, net, for the nine months ended October 2, 2021 was comprised primarily of gains of $9.0 related to changes in the estimated fair value of an equity security we hold, pension and postretirement income of $4.8, income derived from company-owned life insurance policies of $2.7, and income of $1.7 related to a reduction of the parent company guarantees and bank surety bonds liability that were outstanding in connection with the 2016 sale of Balcke Dürr.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three and nine months ended October 1, 2022, compared to the respective periods in 2021, was primarily the result of lower average debt balances and increased interest rates on cash balances during the 2022 periods.

Loss on Amendment/Refinancing of Senior Credit Agreement — During the third quarter of 2022, we amended our senior credit agreement. In connection with the amendment, we recorded a charge $1.1, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities ($0.7) and certain expenses incurred in connection with the amendment ($0.4). During 2021, we reduced the issuance capacity of our then-existing foreign credit instrument facilities resulting in a charge of $0.2 associated with the write-off of unamortized deferred financing costs.

Income Tax (Provision) Benefit — For the three months ended October 1, 2022, we recorded an income tax benefit of $2.5 on $10.0 of pre-tax income from continuing operations, resulting in an effective rate of (25.0)%. This compares to an income tax provision for the three months ended October 2, 2021 of $4.2 on $18.1 of pre-tax income from continuing operations, resulting in an effective rate of 23.2%. The most significant item impacting the income tax benefit for the third quarter of 2022 was a tax benefit of $4.2 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to be able to realize such deferred tax assets due to the recent Holding Company Reorganization (see Note 1 to our condensed consolidated financial statements). The most significant item impacting the income tax provision for the third quarter of 2021 was $0.7 of expense related to the revaluation of certain deferred tax liabilities due to an enacted tax rate increase.

For the nine months ended October 1, 2022, we recorded an income tax provision of $4.5 on $49.1 of pre-tax income from continuing operations, resulting in an effective rate of 9.2%. This compares to an income tax provision for the nine months ended October 2, 2021 of $11.9 on $66.5 of pre-tax income from continuing operations, resulting in an effective rate of 17.9%. The most significant items impacting the income tax provision during the first nine months of 2022 were (i) the $4.2 tax benefit noted above related to the release of valuation allowances resulting from the Holding Company Reorganization, (ii) $0.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $0.7 tax benefits related to revisions to liabilities for uncertain tax positions. The most significant items impacting the income tax provision for the first nine months of 2021 were (i) a benefit of $2.2 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims and (ii) $1.0 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, partially offset by (iii) $1.3 of expense related to the revaluation of deferred tax liabilities due to an enacted tax rate increase.

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
HVAC Reportable Segment

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues	$227.8	$179.3	27.0	$639.6	$540.3	18.4
Income	30.9	23.0	34.3	71.7	71.2	0.7
% of revenues	13.6%	12.8%		11.2%	13.2%
Components of revenue increase:
Organic			16.3			8.6
Foreign currency			(0.6)			(0.4)
Acquisition			11.3			10.2
Net revenue increase			27.0			18.4
Revenues — For the three and nine months ended October 1, 2022, the increase in revenues, compared to the respective periods in 2021, was due primarily to an increase in organic revenues within our heating business and, to a lesser extent, within our cooling business and the impact of the acquisition of Cincinnati Fan. The increase in organic revenue was due primarily to increased pricing and, to a lesser extent, volume increases.

Income — For the three months ended October 1, 2022, the increase in income and margin, compared to the respective period in 2021, was due primarily to the increase in revenues noted above and greater absorption of manufacturing costs at certain of the segment’s businesses due to improved productivity during the quarter, partially offset by an increase in amortization expense of $1.6 resulting from the Cincinnati Fan acquisition. For the nine months ended October 1, 2022, the increase in income, compared to the respective period in 2021, was due primarily to the increase in revenue noted above, while the decline in margin was due primarily to lower absorption of manufacturing costs during the first half of 2022 due to supply chain delays and labor shortages and an increase in amortization expense of $8.3 associated with the Cincinnati Fan acquisition.

Backlog — The segment had backlog of $287.7 and $204.0 as of October 1, 2022 and October 2, 2021, respectively. Backlog associated with Cincinnati Fan totaled $34.1 as of October 1, 2022.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Revenues	$142.7	$106.4	34.1	$392.0	$329.2	19.1
Income	25.7	9.9	159.6	63.2	41.3	53.0
% of revenues	18.0%	9.3%		16.1%	12.5%
Components of revenue increase:
Organic			24.0			9.6
Foreign currency			(4.3)			(2.9)
Acquisitions			14.4			12.4
Net revenue increase			34.1			19.1
Revenues — For the three and nine months ended October 1, 2022, the increase in revenues, compared to the respective periods in 2021, was due primarily to organic growth across all product lines and the impact of the acquisitions of Sealite, ECS, and ITL. The organic growth was driven by continued strong order trends for our short-cycled businesses and execution of large projects within our fare collection, communication technologies and obstruction lighting businesses.

Income — For the three and nine months ended October 1, 2022, the increase in income and margin, compared to the respective periods in 2021, was due primarily to the increase in revenues noted above.

Backlog — The segment had backlog of $275.1 and $176.5 as of October 1, 2022 and October 2, 2021, respectively. Backlog associated with ITL totaled $0.4 as of October 1, 2022.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	October 1, 2022	October 2, 2021	% Change	October 1, 2022	October 2, 2021	% Change
Total consolidated revenues	$370.5	$285.7	29.7	$1,031.6	$869.5	18.6
Corporate expense	17.2	11.9	44.5	50.2	39.9	25.8
% of revenues	4.6%	4.2%		4.9%	4.6%
Long-term incentive compensation expense	2.1	3.4	(38.2)	7.7	9.4	(18.1)

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three and nine months ended October 1, 2022, compared to the respective periods in 2021, was due primarily to increased investments in various strategic and transformational initiatives.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three and nine months ended October 1, 2022, the decrease in long-term incentive compensation expense, compared to the respective periods in 2021, was due to the impact of forfeitures resulting from various participant resignations during the second and third quarters of 2022.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities of continuing operations and cash flows from (used in) discontinued operations, as well as the net change in cash and equivalents for the nine months ended October 1, 2022 and October 2, 2021.

	Nine months ended
	October 1, 2022	October 2, 2021
Continuing operations:
Cash flows from (used in) operating activities	$(89.4)	$95.6
Cash flows used in investing activities	(45.4)	(119.3)
Cash flows used in financing activities	(41.2)	(166.5)
Cash flows from (used in) discontinued operations	(34.0)	675.8
Change in cash and equivalents due to changes in foreign currency exchange rates	1.3	6.2
Net change in cash and equivalents	$(208.7)	$491.8

Operating Activities — The decrease in cash flows from operating activities of continuing operations during the nine months ended October 1, 2022, compared to the respective period in 2021, was due primarily to (i) income tax payments, net of refunds, of $55.7 (compared to income tax refunds, net of $13.7 during the nine months ended October 2, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (ii) elevated purchases of inventory components in order to manage the potential risk associated with the current supply chain environment; (iii) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period; (iv) net payments for asbestos-related claims of $15.5 (compared to net recoveries of $4.7 during the nine months ended October 2, 2021); and (v) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

Investing Activities — Cash flows used in investing activities of continuing operations for the nine months ended October 1, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $10.0, partially offset by proceeds from company-owned life insurance policies of $4.6 and $1.8 received upon agreement with sellers on acquired working capital balances associated with the Cincinnati Fan and ITL acquisitions. Cash flows used in investing activities for the nine months ended October 2, 2021 were comprised primarily of cash utilized in the acquisitions of Sealite and ECS of $80.3 and $39.4, respectively, and capital expenditures of $7.5, partially offset by proceeds from company-owned life insurance policies of $8.2.

Financing Activities — Cash flows used in financing activities of continuing operations for the nine months ended October 1, 2022 were comprised of repurchases of common stock of $33.7, minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $4.9, and contingent consideration paid of $1.3 related to a prior acquisition. Additionally, prior to the August 12, 2022 execution of our Amended and Restated Credit Agreement (the “Credit Agreement”), we made scheduled repayments under our then-existing term loan of $6.3 and in connection with entering the Credit Agreement, we received $245.0 under our new term loan and (i) repaid the remaining balance under the then-existing term loan of $237.4 and (ii) paid fees in connection with the refinancing of $1.9. Net repayments under our various other debt instruments totaled $0.7.

Cash flows used in financing activities for the nine months ended October 2, 2021 were comprised of net repayments under our various debt instruments of $162.8 and minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $3.7.

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended October 1, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 to the condensed consolidated financial statements for additional details), (ii) disbursements related to asbestos product liability matters, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from options exercised of $1.0.

Cash flows from discontinued operations for the nine months ended October 2, 2021 included proceeds received in connection with the sale of Transformers Solutions of $620.6. In addition, cash flows from discontinued operations for the nine months ended October 2, 2021 included cash flows from operations generated by Transformers Solutions, partially offset by cash disbursements related to liabilities retained in connection with dispositions.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2022 and 2021.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended October 1, 2022.

	December 31, 2021	Borrowings	Repayments	Other	October 1, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan(1)(2)	242.7	245.0	(243.7)	0.3	244.3
Trade receivables financing arrangement(3)	—	—	—	—	—
Other indebtedness(4)	3.3	0.1	(0.8)	—	2.6
Total debt	246.0	$245.1	$(244.5)	$0.3	246.9
Less: short-term debt	2.2				1.9
Less: current maturities of long-term debt	13.0				0.4
Total long-term debt	$230.8				$244.6
___________________________

(1)As noted below, we amended our senior credit agreement on August 12, 2022. The amendment made available a new term loan facility in the amount of $245.0, the proceeds of which were primarily used to prepay the remaining balance of $237.4 under the then-existing term loan facility.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 and $1.0 at October 1, 2022 and December 31, 2021, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At October 1, 2022, we had $30.3 of available borrowing capacity under this facility.
(4)Primarily includes balances under a purchase card program of $1.9 and $2.2 and finance lease obligations of $0.7 and $1.1 at October 1, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
Senior Credit Facilities
On August 12, 2022, we entered into the Credit Agreement to, among other things, extend the term of the facilities under the Credit Agreement and provide for committed senior secured financing with an aggregate amount of $770.0. See Note 12 to the condensed consolidated financial statements for a further description of the Credit Agreement, which is incorporated by reference.
Availability — At October 1, 2022, we had $489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for letters of credit. In addition, at October 1, 2022, we had $12.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $12.8 reserved for outstanding letters of credit.
At October 1, 2022, we were in compliance with all covenants of the Credit Agreement.
In connection with the August 2022 amendment of the Credit Agreement, we recorded charges of $1.1 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of unamortized deferred financing costs ($0.7) and certain expenses incurred in connection with the amendment ($0.4).

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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2021 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $9.1 as of October 1, 2022. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.0.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 1, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2022 due to the material weakness discussed below related to the accounting for asbestos-related insurance recovery assets.

Previously Identified Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our 2021 Annual Report on Form 10-K, management, with the participation of our Chief Executive Officer and then existing Chief Financial Officer, identified a deficiency in the design and operating effectiveness of our internal controls related to the insurance recovery assets associated with alleged exposure to asbestos-containing materials. While the deficiency did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement to the financial statements could have occurred.

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

On November 1, 2022 we divested three subsidiaries that hold all liabilities for alleged exposure to asbestos containing materials and related insurance assets. To the extent applicable, we will document policies and procedures for, and test the implementation and operating effectiveness of, the newly-designed controls in future periods. The material weakness in our internal control over financial reporting will not be considered remediated until sufficient time has passed to allow management to test the design and operational effectiveness of the corrective actions.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 1, 2022 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of August 11, 2022, by and among SPX Corporation, SPX Technologies, Inc. and SPX Merger, LLC, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 15, 2022

3.1	Amended and Restated Certificate of Incorporation of SPX Technologies, Inc., dated August 15, 2022, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 15, 2022

3.2	Amended and Restated By-Laws of SPX Technologies, Inc., dated August 15, 2022, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on August 15, 2022

10.1
Amended and Restated Credit Agreement, dated as of August 12, 2022, by and among SPX Enterprises, LLC, as the U.S. Borrower, SPX Corporation, as the Parent, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as the Administrative Agent and the Swingline Lender, Deutsche Bank AG, as the Foreign Trade Facility Agent, and the Issuing Lenders, FCI Issuing Lenders and Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2022

10.2	Amendment to Confidentiality Agreement, Employment Agreement and Change of Control Agreement dated October 5, 2022 between Eugene J. Lowe III and SPX Technologies, Inc.

10.3	Form of Amendment to Confidentiality Agreement, Severance Benefit Agreement and Change of Control Agreement between SPX Enterprises, LLC and certain officers of SPX Technologies, Inc.

10.4	Form of Change-in Control Agreement

10.5	Form of Confidentiality and Non-Competition Agreement

10.6	Form of Officer Severance Benefit Agreement

10.7	SPX Supplemental Retirement Savings Plans (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on November 2, 2022

10.8
SPX Supplemental Individual Account Retirement Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on November 2, 2022

10.9
SPX Supplemental Retirement Plan for Top Management (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on November 2, 2022

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: November 3, 2022	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: November 3, 2022	By	/s/ Michael A. Reilly
Interim Chief Financial Officer and Treasurer, Chief Accounting Officer and Vice President, Finance