Form 10-K
period 2022-12-31
SPX Technologies, Inc.
filed 2023-02-24
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ (Box unchecked pending adoption of final rules mandated by 17 C.F.R. §240.10D-1)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ (Box unchecked pending adoption of final rules mandated by 17 C.F.R. §240.10D-1)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2022 was $2,350,413,056. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 17, 2023 was 45,342,160.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 9, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
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
Business
SPX Technologies, Inc. (“SPX”, “our”, “the Company”, or “we”) is the successor registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, to SPX Corporation (“Legacy SPX”) as a result of the completion on August 15, 2022 of a holding company reorganization (the “Holding Company Reorganization”) effected as a merger of Legacy SPX with and into SPX Merger, LLC, a subsidiary of the Company. Each share of Legacy SPX’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the consummation of the Holding Company Reorganization was automatically converted into an equivalent corresponding share of the Company's common stock having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Legacy SPX common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Legacy SPX stockholders became stockholders of the Company. Legacy SPX was founded in Muskegon, Michigan in 1912 as the Piston Ring Company and adopted the name SPX Corporation in 1988. Its common stock had been listed on the New York Stock Exchange since 1972. The terms “SPX,” “we” and “our” include Legacy SPX for periods prior to the consummation of the Holding Company Reorganization as the context requires.

On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc. (“SPX FLOW”), a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries.

Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided coming out of the Spin-Off that our strategic focus at that time would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformer and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the dispositions of our dry cooling and Balcke Dürr businesses during 2016. Additionally, during 2018, we initiated a plan to wind-down the SPX Heat Transfer (“Heat Transfer”) business, with the wind-down completed during the fourth quarter of 2020. As a result of completing such wind-down activities, we are reporting the Heat Transfer business as a discontinued operation for all periods presented. Lastly, with its substantial completion of its remaining scope on the large power projects in South Africa, our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”), completed wind-down activities during the fourth quarter of 2021. As a result of completing wind-down activities, we are reporting the DBT business as a discontinued operation for all periods presented.

On September 2, 2020 and November 11, 2020, we completed the acquisitions of ULC Robotics (“ULC”) and Sensors & Software, Inc. (“Sensors & Software”), respectively. ULC is a leading developer of robotic systems, mechanical learning applications, and inspection technology for the energy, utility, and industrial markets, while Sensors & Software is a manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations. The post-acquisition operating results of ULC and Sensors & Software are reflected within our Detection and Measurement reportable segment.

On April 19, 2021 and August 2, 2021, we completed the acquisitions of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”), and Enterprise Control Systems Ltd (“ECS”), respectively. Sealite is a leader in the design and manufacture of marine and aviation Aids to Navigation products, while ECS is a manufacturer and designer of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-improvised explosive device RF jammers. The post-acquisition operating results of Sealite and ECS are reflected within our Detection and Measurement reportable segment.

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

On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids to Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. The post-acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

On November 1, 2022, SPX divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC, an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd (the “Asbestos Portfolio Sale”). The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. The board of managers of the divested subsidiaries each received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the divestiture.
Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC and detection and measurement markets. With operations in 15 countries and approximately 3,300 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
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

Our detection and measurement product lines encompass underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, fare collection systems, communication technologies, and obstruction lighting. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.
Reportable Segments
Our operating segments are aggregated into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (“Codification”). Operating income for our reportable segments is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition-related costs. This is consistent with the way our Chief Operating Decision Maker (“CODM”) evaluates the results of each segment.
During 2022, management concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Codification, the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with the measure used by our CODM when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income is determined before considering impairments and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization expense, inventory step-up charges, and certain other acquisition-related costs from Segment Income. Accordingly, Segment Income, as presented in Note 7 to the consolidated financial statements, now excludes all of the items noted above. This change had no impact to the amounts previously presented in our consolidated statements of operations for the years ended December 31, 2021 and 2020. Although the impact of this change to previously disclosed Segment Income is not material, we revised the prior years’ presentation to be consistent with the current year disclosure. Refer to Notes 1 and 7 to our consolidated financial statements for additional details.
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $913.8, $752.1, and $740.8 in 2022, 2021 and 2020, respectively, and backlog of $243.1 and $226.9 as of December 31, 2022 and 2021, respectively. Approximately 98% of the segment’s backlog as of December 31, 2022 is expected to be recognized as revenue during 2023. The segment engineers, designs, manufactures, installs and services cooling products and engineered air quality solutions for the HVAC and industrial markets, as well as heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley, Recold, SGS and Cincinnati Fan, while our heating and ventilation products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, Patterson-Kelley, Weil-McLain, and Williamson-Thermoflo brands.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $547.1, $467.4, and $387.3 in 2022, 2021 and 2020, respectively, and backlog of $251.0 and $153.6 as of December 31, 2022 and 2021, respectively. Approximately 80% of the segment’s backlog as of December 31, 2022 is expected to be recognized as revenue during 2023. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Riser Bond, Warren G-V, Cues, ULC Robotics, and Sensors & Software. Our fare collection systems are sold under the Genfare brand, our communication technologies products are sold under the TCI and ECS brands, and our obstruction lighting products are sold under the Flash Technology, ITL, Sabik Marine, Sealite, and Avlite brands.

Acquisitions
We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired ITL in 2022, Sealite, ECS, and Cincinnati Fan in 2021, and ULC and Sensors & Software in 2020.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As previously indicated, the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, was completed in the fourth quarter of 2022 and the divestiture of Transformer Solutions was completed in 2021. There were no divestitures in 2020. As previously indicated, we completed the wind-down of our DBT and Heat Transfer businesses in the fourth quarters of 2021 and 2020, respectively.

International Operations
We are a multinational corporation with operations in over 15 countries. Sales outside the United States were $237.4, $228.0 and $192.4 in 2022, 2021 and 2020, respectively.
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
Patents/Trademarks
We own 141 domestic and 366 foreign patents (comprising 132 patent “families”) (foreign patents include patents in individual countries in the European Union (“EU”), as well as EU-level patents), including 18 patents that were issued in 2022, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
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
We are subject to increases in the prices of many of our key raw materials, including petroleum-based products and steel. In recent years, we have generally been able to offset increases in raw material costs through corresponding product pricing actions. Occasionally, we are subject to long-term supplier contracts, which may increase our exposure to pricing fluctuations.
Due to our diverse products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. We are not significantly dependent on any one or a limited number of suppliers, and we have been able to obtain suitable quantities of raw materials at competitive prices.
For information regarding COVID-19 impacts, please refer to “MD&A - COVID-19 Pandemic, Supply Chain Disruptions and Labor Shortages, and Cost Increases.”
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
Environmental Matters
See “Risk Factors - Risks Related to Contingent Liabilities,” “MD&A — Critical Accounting Estimates — Contingent Liabilities,” and Note 15 to our consolidated financial statements for information regarding environmental matters.
Human Capital Resources
At December 31, 2022, we had approximately 3,300 employees, with approximately 2,600 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Six domestic collective bargaining agreements cover approximately 340 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. As such, we strive to provide an environment where employees are developed and provided challenging career growth opportunities and know that their efforts and contributions are appreciated. We offer a “Total Rewards” program that provides comprehensive compensation and benefits packages that are competitive with the market and choices designed to reward employees and assist them in managing their well-being. We have focused significant time on re-working many of our policies and programs to provide increased flexibility and work-life balance to our team members. Together, these opportunities present significant growth potential for our employees from a financial, professional, and personal standpoint.

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the Company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. In 2022, we continued deployment of our Frontline Leader Program and have now trained more than 180 leaders in the fundamentals of effective leadership, communication, and team development. We also launched the third cohort of our Executive Leadership Development Program expanding the bench strength of our most senior leaders. We are looking forward to adding the final piece to our leadership development program in 2023 with the launch of our Mid-level Program, “Amplified Leadership.”

At the beginning of 2022, we launched our updated Global Employee Survey. This annual survey captures employee feedback on topics related to Engagement and Diversity & Inclusion. The results of the survey informed discussions about what is most important to our employees and helped us develop action plans to focus on those priorities.

During 2022, we continued our focus on enhancing our Diversity & Inclusion programs, aimed at ensuring that we provide an inclusive environment where all employees feel valued and respected. We launched a new program engaging our entire workforce in a conversation about Unconscious Bias and how we might mitigate biases that typically show up in the workplace. In addition, we were able to leverage our online learning platform for our leaders, providing continuing education on the value of Diversity & Inclusion and the importance of their roles as leaders, ensuring that all employees have opportunities to contribute their perspectives. We launched our Diversity & Inclusion calendar highlighting days of celebration or remembrance that further educate our employees on topics that are current and relevant and engaged our global workforce in activities related to World Humanitarian Day. We believe that through these efforts we can unlock greater potential, provide new opportunities for our employees, and benefit from diverse backgrounds and points of view. Valuing diversity and inclusion is, and will be, an on-going part of the culture we are continuously working to strengthen.
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
Furthermore, contract timing on projects, including those relating to communication technologies, fare collection systems, obstruction lighting products, and process cooling systems and towers may cause significant fluctuations in revenues and profits from period to period.
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
Our business with various governments is subject to government contracting risks.
Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. and other government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. In addition, if we or one of our divisions were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts and void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct.

Risks Related to our Suppliers and Vendors
The price and availability of raw materials and components has and may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials and components. In recent years, we have faced volatility in the prices of many key raw materials (e.g., steel and oil) and key components (e.g., circuit boards), including price increases in response to trade laws and tariffs and shortages related to the COVID-19 pandemic. Increases in the prices of raw materials and components, including as a result of new or increased tariffs or the impact of new trade laws, or shortages or allocations of materials and components may have a material adverse effect on our financial position, results of operations or cash flows, as there may be delays in our ability, or we may not be able, to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
A portion of our revenues and earnings is generated through fixed-price contracts. We recognize revenues for certain of these contracts over time whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project.
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
We are subject to potential liability relating to claims, complaints and proceedings, including those relating environmental, product liability and other matters.
We are subject to various laws, ordinances, regulations and other requirements of government authorities in the United States and other nations. Additionally, changes in laws, ordinances, regulations, or other governmental policies may significantly increase our expenses and liabilities.
Certain claims, complaints, and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters, environmental matters, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Periodically, claims, complaints and proceedings arising other than in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (e.g. patent infringement), including claims with respect to businesses that we have acquired for matters arising before the relevant date of the acquisition. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures.
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
Several of our businesses are reliant on or may be directly impacted by government regulations. Changes to these regulations may have a significant negative impact on these businesses. For example, (i) a reduction of Federal Aviation Administration regulations mandating lighting of towers and buildings at height; (ii) increases in Department of Energy regulations on energy efficiency requirements for heating, and (iii) a reduction in regulations requiring 811 calls to be made before the commencement of a digging project, could have a significant negative impact on these businesses. While we monitor these regulations and our businesses’ plan for potential changes, there can be no assurance that we will be able to adapt in each circumstance. Failure to adapt if regulations change could have a material adverse impact on our results of operations and financial condition.
Difficulties presented by domestic economic, political, legal, accounting and business factors could negatively affect our business.
In 2022, approximately 84% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
•Government embargoes or foreign trade restrictions such as antidumping duties, as well as the imposition of trade sanctions by the United States against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into or exported from the United States or reduce our sales and harm our business and the relaxation of embargoes and foreign trade restrictions by the United States could adversely affect the market for our products in the United States;
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

Downturns in global economies could negatively impact our results of operations and prospects. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with the armed conflict in Ukraine, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect Taiwan, could negatively impact our results of operations and prospects.
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
•Distance and language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services; and
•Public health crises, including the outbreak of a pandemic or other contagious disease.

Any of the above factors or other factors affecting social and economic activity in the United Kingdom and China or affecting the movement of people and products into and from these countries to our major markets, could have a significant negative effect on our operations.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that increases in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant adverse long-term climate changes, as well as more near-term changes in weather patterns that could adversely impact our operations. Moreover, growing concern over climate change may result in additional legal or regulatory requirements to disclose levels of carbon dioxide and other greenhouse gas emissions or that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Many of our manufacturing plants and the products we manufacture, particularly in the HVAC reportable segment, use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Additionally, many of the products we manufacture in the HVAC reportable segment use natural gas or oil as a fuel source and may be subject to increasing regulatory restrictions aimed at “de-carbonization” or the elimination of such fuel sources. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products and we may be required to develop product improvements to satisfy developing energy-efficiency targets in order to remain competitive. In addition, the impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress on environmental and sustainability programs and initiatives or fail to develop product improvements to satisfy developing energy-efficiency targets, the results could have an adverse impact on our business, results of operations and financial condition.
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

Our recent and future acquisitions involve a number of risks and may present financial, managerial and operational challenges, including:
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
We have divested a number of businesses, including the Spin-Off in 2015. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including, certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of the businesses for certain activities prior to the divestitures. In addition, certain of the counterparties to those divestitures and/or the divested businesses have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties or divested businesses will be sufficient to protect us against the full amount of these liabilities, or that a counterparty or divested business will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty or divested business agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has had, and could continue to have, an adverse impact on our business.

The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first half of 2020, with diminishing impacts during the second half of 2020 and during 2021 and 2022. The COVID-19 pandemic could have an adverse impact on our business and consolidated financial results during 2023 and we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental responses to the pandemic, as well as the pace of vaccination efforts and the emergence of new variants of the virus that cause COVID-19, are all highly uncertain and could contribute to the ultimate impact on our business. Specifically, the COVID-19 pandemic could impact:

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
•An adverse impact to the funded status of our defined benefit pension plans, which could result in additional funding requirements for the plans;

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
At December 31, 2022, we had six domestic collective bargaining agreements covering approximately 340 of our over 3,300 employees. Three of these collective bargaining agreements expire in 2023 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.
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
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangible assets of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2022, we had goodwill and other intangible assets, net, of $856.9. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2022, our net liability to these plans was $95.8. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2022, we had $246.8 in total indebtedness. On that same date, we had $489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2022, we had $10.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $14.8 reserved for outstanding letters of credit. At December 31, 2022, our cash and equivalents balance was $157.1. See “MD&A - Liquidity and Financial Condition - Borrowings” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. Increases in the level of our indebtedness relative to our cash balances could:
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
Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a classified board of directors with directors serving staggered three-year terms; a prohibition on stockholder action by written consent; a requirement that special stockholder meetings be called only by our Chairman, President or Board; advance notice requirements for stockholder proposals and nominations; limitations on stockholders’ ability to amend, alter or repeal the By-laws; enhanced voting requirements for certain business combinations involving substantial stockholders; the authority of our Board to issue, without stockholder approval, preferred stock with terms determined in its discretion; and limitations on stockholders’ ability to remove directors. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested stockholder” (each as defined in Section 203) for at least three years after the time the person became an interested stockholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our stockholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.
Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2022, we had the ability to issue up to an additional 3.851 shares as restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2022:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	9 U.S. states and 2 foreign countries	16	1.7	1.5
Detection and Measurement reportable segment	8 U.S. states and 4 foreign countries	20	0.4	0.4
Corporate	1 U.S. state	1	—	0.1
Total		37	2.1	2.0
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
On May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase our capital stock in any fiscal year. Under the authorization, we may repurchase shares through open market purchases, privately negotiated transactions or otherwise, and at prices and times and in amounts as we determine, subject to applicable restrictions under our senior credit agreement. Our senior credit agreement permits an unlimited amount of share repurchases if our consolidated leverage ratio (as calculated under the senior credit agreement) is less than 2.75 to 1.00. Otherwise, the senior credit agreement restricts our repurchase of shares if the amount of repurchases in any fiscal year exceeds $100.0 million plus a basket amount based on our cumulative consolidated net income from a specified date.
Pursuant to this re-authorization, we repurchased 706,827 of our common stock for an aggregate purchase price of $33.7 million during the year ended December 31, 2022. As of December 31, 2022, the maximum approximate dollar value of our common stock that may be purchased under this authorization during the current fiscal year is $66.3 million. The number of stockholders of record of our common stock as of February 17, 2023 was 2,268.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2017 and the reinvestment of dividends.

$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
SPX Technologies, Inc.
S&P 500
S&P 1500 Industrials
S&P 600

	2017	2018	2019	2020	2021	2022
SPX Technologies, Inc.	$100.00	$89.23	$162.09	$173.75	$190.12	$209.14
S&P 500	100.00	95.62	125.72	148.85	191.58	156.88
S&P 1500 Industrials	100.00	86.62	112.43	125.58	153.43	143.57
S&P 600	100.00	90.25	109.07	119.51	149.71	123.63

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
(in millions, except share data)
The following should be read in conjunction with our consolidated financial statements and the related notes thereto. Unless otherwise indicated, amounts provided in Item 7 pertain to continuing operations only.
COVID-19 Pandemic, Supply Chain Disruptions and Labor Shortages, and Cost Increases
The COVID-19 pandemic had an adverse impact on our consolidated results of operations in the first half of 2020, with diminishing impacts during the second half of 2020 and 2021. However, during January 2022, there was an increase in COVID-19 cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, since the second half of 2021, certain of our businesses have experienced supply chain disruptions, as well as labor shortages, while all of our businesses have experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first half of 2022, particularly during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. During the second half of 2022, the supply chain disruptions and labor shortages lessened, resulting in improved productivity at a number of our manufacturing facilities. In addition, the negative impact of cost increases diminished due to the effect of pricing initiatives that were implemented throughout 2022.
Potential Impacts of Russia/Ukraine Conflict
The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, have not had a significant adverse impact on our operating results during 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the conflict to have a significant adverse impact to our operating results.
Executive Overview
Revenues for 2022 totaled $1,460.9, compared to $1,219.5 in 2021 (and $1,128.1 in 2020). The increase in revenues during 2022, compared to 2021, was due to organic revenue growth within both our HVAC and Detection and Measurement reportable segments and the impact of the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and the ITL acquisition in 2022. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products associated with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to continued strong order trends for our short-cycled businesses and execution of large projects within the fare collection, communication technologies, and obstruction lighting businesses. The increase in revenues in 2021, compared to 2020, was due primarily to (i) the impact of the ULC and Sensors & Software acquisitions in 2020 and the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and (ii) an increase in organic revenue. The increase in organic revenue was due primarily to higher sales of heating and underground pipe and locator products, partially offset by lower sales of cooling products. During the first half of 2020, sales of heating and underground pipe and locator products were impacted negatively by the COVID-19 pandemic. Sales of cooling products declined in 2021, as several large cooling projects favorably impacted sales in 2020.

For 2022, operating income totaled $51.0, compared to $73.7 in 2021 (and $96.9 in 2020). The decrease in operating income in 2022, compared to 2021, was due primarily to the loss on the Asbestos Portfolio Sale of $73.9, partially offset by an increase in income within our HVAC and Detection and Measurement reportable segments of $49.0 associated with the increase in revenue noted above. The decrease in operating income in 2021, compared to 2020, was due primarily to increases in asbestos product liability charges of $16.9, corporate expense of $10.8, amortization and acquisition-related costs of $11.4, partially offset by an increase in segment income of $13.5. The increase in asbestos product liability charges was due primarily to an unfavorable trend in the percentage of claims with payment (versus claims dismissed without payment), while the increase in corporate expense was due to additional costs associated with continuous improvement and strategic initiatives and higher incentive compensation expense in 2021. The increase in segment income was due primarily to the increase in revenues noted above.

Operating cash flows used in continuing operations totaled $115.2 in 2022, compared to operating cash flows from continuing operations of $131.2 in 2021 (and $105.2 in 2020). The decrease in operating cash flows from continuing operations in 2022, compared to 2021, was due primarily to (i) a cash contribution of $138.8 associated with funding the Asbestos Portfolio Sale; (ii) income tax payments, net of refunds, of $59.6 (compared to income tax refunds, net of tax payments, of $5.5 during the year ended December 31, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (iii) elevated purchases of inventory components in order to manage the potential risk associated with the current supply chain environment; (iv) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contractual milestones that can impact cash receipts from period to period; (v) net payments for asbestos-related matters of $15.3 (compared to net recoveries of $0.3 during the year ended December 31, 2021); and (vi) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier. The increase in operating cash flows from continuing operations in 2021, compared to 2020, was due primarily to (i) improved cash flows within our heating and underground pipe and locator businesses associated with improved profitability, (ii) a decline in working capital at certain of our businesses, (iii) insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter, and (iv) income tax refunds, net of tax payments, of $5.5 in 2021 (compared to income tax payments, net of refunds, of $7.6 in 2020).

Additional details on certain matters noted above as well as significant items impacting the financial results for 2022, 2021, and 2020 are as follows:
2022:
•Transfer of Postretirement Life Insurance Benefit Obligation
◦On February 17, 2022, we transferred our obligation for life insurance benefits under our postretirement benefit plans to an insurance carrier for cash consideration paid of $10.0.
◦In connection with the transfer, we:
•Recorded a net charge of $0.3 to “Other income (expense), net;” and
•Eliminated the (i) third-party cost and (ii) internal resource requirements associated with administering these benefits.
◦See Note 11 to our consolidated financial statements for additional details.

•On March 31, 2022, we completed the acquisition of ITL.
◦The purchase price for ITL was $40.4, net of cash acquired of $1.1.
◦The post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

•Amendment of Senior Credit Agreement
◦On August 12, 2022, we amended and restated our credit agreement (the “Credit Agreement”).
◦The Credit Agreement provides for committed senior secured financing with an aggregate amount of $770.0, with a final maturity of August 12, 2027.
◦See Note 13 to our consolidated financial statements for additional details.

•Settlement and Actuarial Gains and Losses - Pension and Postretirement Plans
◦In connection with the sale of Transformer Solutions, a significant number of participants of the U.S. Pension Plan (“U.S. Plan”) who were employees of Transformer Solutions elected to receive lump-sum payments from the U.S. Plan.
◦The extent of these lump-sum payments, combined with other lump-sum payments that were made by the U.S. Plan during the first nine months of 2022, required us to record settlement and actuarial losses of $6.2 during this period.
◦In addition, we recorded settlement and actuarial gains of $8.0 in the fourth quarter of 2022 in connection with the annual remeasurement of our pension and postretirement plans, with such gains resulting primarily from the impact of increases in discount rates, partially offset by lower than expected returns on plan assets.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Repurchases of Common Stock — During the second quarter of 2022, we repurchased 706,827 shares of our common stock for $33.7.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded losses of $3.0 within “Other income (expense), net” related to decreases in the estimated fair value of an equity security that we hold.
◦See Note 17 to our consolidated financial statements for additional details.

•Asbestos-Related Matters
◦During the third quarter of 2022, we received a ruling from a North Carolina trial court that certain excess insurance carriers associated with our asbestos product liability matters are not required to cover the costs of defending suits that are dismissed without an indemnity payment.
◦As a result of this ruling, we recorded charges of $21.7 during the third quarter, with $16.5 reflected in “Income from continuing operations before income taxes” and the remainder in “Income (loss) on disposition of discontinued operations, net of tax.”

◦On November 1, 2022, we completed the Asbestos Portfolio Sale. In connection with the sale, we contributed $138.8 to the divested subsidiaries and recorded a loss on sale of $73.9. See Notes 1 and 4 to our consolidated financial statements for additional detail.

•Impairment of Goodwill and Indefinite-Lived Intangible Assets
◦During the fourth quarter of 2022, we performed our annual impairment analyses of our goodwill and indefinite-lived intangible assets. As a result of such analyses, we recorded impairment charges of $13.4, with $12.0 related to goodwill and remainder to trademarks.
◦See Notes 1 and 10 to our consolidated financial statements for additional details.

2021:
•On April 19, 2021, we completed the acquisition of Sealite.
◦The purchase price for Sealite was $80.3, net of cash acquired of $2.3.
◦The post-acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

•On August 2, 2021, we completed the acquisition of ECS.
◦The purchase price for ECS was $39.4, net of cash acquired of $5.1.
◦The seller was eligible for additional cash consideration of up to $15.0, upon achievement of certain financial performance milestones.
▪The estimated fair value of such contingent consideration was $8.2 as of the date of acquisition.
▪During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated fair value/liability of $6.7, with such amount recorded to “Other operating (income) expense, net” during the quarter.
▪During the first and second quarters of 2022, we further reduced the estimated fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to “Other operating (income) expense, net.”
▪The financial performance milestones were not achieved and, thus, as of December 31, 2022, the estimated fair value/liability related to the contingent consideration was $0.0.
◦The post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

•On December 15, 2021, we completed the acquisition of Cincinnati Fan.
◦The purchase price for Cincinnati Fan was $145.2, net of cash acquired of $2.5.
◦During the second quarter of 2022, we agreed to a final adjustment to the purchase price, related to acquired working capital, resulting in our receipt of $0.4 of cash during the quarter.
◦The post-acquisition operating results of Cincinnati Fan are included within our HVAC reportable segment.

•On October 1, 2021, we completed the sale of Transformer Solutions.
◦Transformer Solutions is included in discontinued operations for all periods presented.
◦We received net cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” in 2021.
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
•As the rulings are subject to further arbitration, such amounts have not been reflected in our consolidated statements of operations.
•On July 5, 2021, DBT received notice from Mitsubishi Heavy Industries Power – ZAF (or “MHI”) of its intent to seek final and binding arbitration on the first ruling. The arbitration occurred in December 2022 with the ruling from such arbitration yet to be received.
▪In May 2021, and in connection with certain claims made by MHI, MHI made a demand and received payment of South African Rand 178.7 (or $12.5 at the time of payment) on bonds issued by a bank.

•Under the terms of the bonds and our senior credit agreement, we were required to fund the payment.
•DBT denies liability for these claims and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the amounts demanded.
•On October 11, 2022, a dispute adjudication panel ruled MHI drew (in both the May 2021 and September 2020 bond draws) on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.3) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7). MHI paid these amounts on October 14, 2022.
•We have reflected the remaining amounts related to the May 2021 and September 2020 bond draws within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2022.
▪On June 4, 2021, DBT received a revised version of the interim claim that had been provided by MHI. On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $20.4) of MHI's revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI's other claims dismissed from the arbitration proceedings. MHI subsequently notified DBT of its intent to refer the claims dismissed to a new adjudication panel. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims.
◦In the fourth quarter of 2021, we completed the wind-down of DBT.
▪The wind-down was a culmination of a strategic shift away from the power generation markets.
▪As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

•Asbestos Product Liability Matters:
◦During 2021, we recorded charges of $51.2 related to asbestos product liability matters, with such charges related primarily to an unfavorable trend in the percentage of claims with payment (versus dismissed without payment).
◦Of such charges, $48.6 were reflected in “Income from continuing operations before income taxes” and the remainder in “Gain (loss) on disposition of discontinued operations, net of tax.”
◦Insurance recoveries for asbestos product liability matters, net of payments, totaled $0.3 in 2021.
◦These recoveries included $15.0 associated with the settlement of an insurance coverage matter.
◦See Note 15 to our consolidated financial statements for additional details.

•Actuarial Gains on Pension and Postretirement Plans:
◦During 2021, we recorded net actuarial gains of $9.9 in the fourth quarter of 2021 in connection with the annual remeasurement of our pension and postretirement plans, with such gains resulting primarily from increases in discount rates.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Changes in the Estimated Fair Value of an Equity Security:
◦During 2021, we recorded gains of $11.8 within “Other income (expense), net” related to increases in the estimated fair value of an equity security that we hold.
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
◦As a result, we recorded an impairment charge of $24.3, with $23.3 related to goodwill and the remainder to trademarks.

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
◦During the fourth quarter of 2021, we concluded that certain of the financial performance milestones associated with the Sensors & Software contingent consideration had been achieved.
◦As a result, we recorded an additional charge of $0.6 to “Other operating (income) expense, net” and the resulting fair value of such contingent consideration of $1.3 is reflected as a liability in our consolidated balance sheet at December 31, 2021.
◦The $1.3 was paid during 2022 and is reflected within cash flows from financing activities in our consolidated statement of cash flows for the year ended December 31, 2022.

2020:
•In February 2020, and as a result of the December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest rate swap agreements. These additional swaps:
◦Had an initial notional amount of $248.4;
◦Cover the period March 2021 to November 2024; and
◦Effectively convert a portion of the borrowings under our senior credit facilities to a fixed rate, plus an applicable margin, during the period noted above.
◦See Note 14 to our consolidated financial statements for additional details.

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
◦As such, we have reflected the South African Rand 239.6 (or $14.0 and $15.0 at December 31, 2022 and 2021, respectively) within “Assets of DBT and Heat Transfer” on our consolidated balance sheets as of December 31, 2022 and 2021.
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
Presentation of Segment Income — During 2022, management concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Codification, the disclosure of income from segments was not consistent with these measures or the measures used by our CODM when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that segment income was determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and other acquisition related costs from Segment Income. Accordingly, these amounts have now been excluded, for all periods presented, from Segment Income and presented separately in our reconciliation of Segment Income to consolidated operating income within this annual report on Form 10-K. Refer to Notes 1 and 7 to our consolidated financial statements for additional details.

The following table provides selected financial information for the years ended December 31, 2022, 2021, and 2020, including the reconciliation of organic revenue increase to net revenue increase:

	Year ended December 31,			2022 vs	2021 vs
	2022	2021	2020	2021%	2020%
Revenues	$1,460.9	$1,219.5	$1,128.1	19.8%	8.1%
Gross profit	523.9	431.8	395.5	21.3	9.2
% of revenues	35.9%	35.4%	35.1%
Selling, general and administrative expense	355.7	309.6	272.5	14.9	13.6
% of revenues	24.3%	25.4%	24.2%
Intangible amortization	28.5	21.6	14.0	31.9	54.3
Impairment of goodwill and intangible assets	13.4	30.0	0.7	*	*
Special charges, net	0.4	1.0	2.4	(60.0)	(58.3)
Other operating (income) expense, net	74.9	(4.1)	9.0	*	*
Other income (expense), net	(15.2)	9.0	(0.1)	*	*
Interest expense, net	(7.6)	(12.6)	(18.2)	(39.7)	(30.8)
Loss on amendment/refinancing of senior credit agreement	(1.1)	(0.2)	—	*	*
Income from continuing operations before income taxes	27.1	69.9	78.6	(61.2)	(11.1)
Income tax provision	(7.3)	(10.9)	(4.8)	*	*
Income from continuing operations	19.8	59.0	73.8	(66.4)	(20.1)
Components of consolidated revenue increase:
Organic				11.8	2.6
Foreign currency				(1.7)	0.7
Settlement of legacy dry cooling contract				—	(0.4)
Acquisitions				9.7	5.2
Net revenue increase				19.8	8.1
___________________________________________________________________
*    Not meaningful for comparison purposes.

Revenues - For 2022, the increase in revenues, compared to 2021, was due to organic revenue growth within both our HVAC and Detection and Measurement reportable segments and the impact of the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and the ITL acquisition in 2022. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products associated with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to continued strong order trends for our short-cycled businesses and execution of large projects within the fare collection, communication technologies, and obstruction lighting businesses.

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

Gross Profit - For 2022, the increase gross profit and gross profit as a percentage of revenues, compared to 2021, was due primarily to the increase in revenues noted above, including revenue increases associated with higher-margin, large projects within our communication technologies and obstruction lighting businesses.

For 2021, the increase in gross profit and gross profit as a percentage of revenues, compared to 2020, was due primarily to the revenue increases noted above.

Selling, General and Administrative (“SG&A”) Expense — For 2022, the increase in SG&A expense, compared to 2021, was due primarily to (i) incremental SG&A resulting from the acquisitions noted above, (ii) higher corporate expense associated with increased costs associated with various strategic and transformational initiatives, including the Asbestos Portfolio Sale, and higher short-term incentive compensation in 2022, and (iii) higher travel expenses due to the easing of COVID-19 pandemic restrictions in 2022.

For 2021, the increase in SG&A expense, compared to 2020, was due primarily to SG&A associated with Sealite, ECS and Cincinnati Fan since their dates of acquisition in 2021 and the impact of a full year’s SG&A associated with the 2020 acquisitions of ULC and Sensors & Software. Also, additional corporate expense in 2021 associated with (i) increased costs associated with continuous improvement and strategic initiatives and (ii) higher short-term incentive compensation contributed to the increase in SG&A in 2021.

Intangible Amortization — For 2022, the increase in intangible amortization, compared to 2021, was due to a full year's amortization related to the Cincinnati Fan and ECS acquisitions, as well as amortization associated with the ITL acquisition.

For 2021, the increase in intangible amortization, compared to 2020, was due to the amortization expense associated with Sealite, ECS and Cincinnati Fan since their dates of acquisition in 2021 and the impact of a full year’s amortization expense on the 2020 acquisitions of ULC and Sensors & Software.

Impairment of Goodwill and Intangible Assets — During 2022, we recorded impairment charges of $12.9 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. During 2021, we recorded impairment charges of $29.5 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. During 2020, we recorded $0.7 of impairment charges related to certain trademarks. See Note 10 to our consolidated financial statements for additional details.
Special Charges, Net — Special charges, net, relate primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2022, 2021, and 2020. The components of special charges, net, are as follows:

	Year ended December 31,
	2022	2021	2020
Employee termination costs	$0.1	$1.0	$1.0
Other cash costs, net	—	—	1.0
Non-cash asset write-downs	0.3	—	0.4
Total	$0.4	$1.0	$2.4
Other Operating (Income) Expense, Net – During 2022, and in connection with the Asbestos Portfolio Sale, we recorded a loss of $73.9. Additionally, prior to the Asbestos Portfolio Sale, we recorded charges of $2.3 for asbestos product liability matters, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the ECS acquisition of $1.3.

During 2021, we recorded income of $24.3 and $6.7 associated with a reduction in the liability associated with the contingent consideration related to the ULC and ECS acquisitions, respectively. This income resulted from changes in the fair value of the related liabilities resulting from a lower probability of the businesses achieving certain defined operational and/or financial milestones. This income was partially offset by charges of $26.3 for asbestos product liability matters, along with a charge of $0.6 related to finalizing the contingent consideration liability associated with the Sensors & Software acquisition.

During 2020, we recorded charges of $9.4 for asbestos product liability matters, net of a gain of $0.4 related to revisions to estimates of certain liabilities retained in connection with the 2016 sale of the dry cooling business.

Other Income (Expense), Net – Other expense, net, for 2022 was composed primarily of $16.5 of asbestos-related charges incurred prior to the Asbestos Portfolio Sale, a loss of $3.0 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $2.9, and foreign currency transaction losses of $1.1, partially offset by pension and postretirement income (inclusive of net settlement and actuarial gains of $1.5) of $4.4, income of $2.0 derived from company-owned life insurance policies, and $3.0 of income associated with transition services agreements.

Other income, net, for 2021 was composed primarily of pension and post retirement income of $16.4 (including actuarial gains of $9.9), a gain of $11.8 related to changes in the estimated fair value of an equity security we hold, and income derived from company-owned life insurance policies of $3.2, partially offset by charges of $21.0 associated with asbestos product liability matters.

Other expense, net, for 2020 was composed primarily of charges of $7.6 associated with asbestos product liability matters, pension and postretirement expense of $3.0 (including actuarial losses of $6.8), environmental remediation charges of $1.5, and foreign currency transaction losses of $0.6, partially offset by a gain of $8.6 related to changes in the estimated fair value of an equity security we hold and income derived from company-owned life insurance policies of $5.0.

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during 2022, compared to 2021, was the result of lower average debt balances and increased interest rates on cash balances during 2022.

The decrease in interest expense, net, during 2021, compared to 2020, was the result of lower average effective interest rates and lower average debt balances during 2021.

Loss on Amendment/Refinancing of Senior Credit Agreement — During 2022, we amended our senior credit agreement. In connection with the amendment, we recorded a charge of $1.1, which consisted of the write-off of a portion of the unamortized deferred financing costs related to our senior credit facilities ($0.7) and certain expenses incurred in connection with the amendment ($0.4). During 2021, we reduced the issuance capacity of our then-existing foreign credit instrument facilities resulting in a charge of $0.2 associated with the write-off of unamortized deferred financing costs.
Income Taxes — During 2022, we recorded an income tax provision of $7.3 on $27.1 of pre-tax income from continuing operations, resulting in an effective rate of 26.9%. The most significant item impacting the effective tax rate for 2022 was the $73.9 loss on the Asbestos Portfolio Sale, which generated a tax benefit of only $1.1. In addition, the 2022 effective income tax rate was also impacted by (i) a $4.7 tax benefit related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets primarily due to the Holding Company Reorganization completed in 2022, (ii) $3.0 of tax benefits related to statute expirations and other revisions to liabilities for uncertain tax positions. and (iii) $1.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the year.

During 2021, we recorded an income tax provision of $10.9 on $69.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.6%. The most significant items impacting the effective income tax rate for 2021 were (i) earnings in jurisdictions with lower statutory rates, (ii) $4.3 of income tax benefits related to various valuation allowance adjustments, primarily due to foreign tax credits for which the future realization is now considered likely, and (iii) a benefit of $3.5 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims, partially offset by $13.2 of income tax expense associated with global intangible low-taxed income created by the liquidation of various acquired entities.

During 2020, we recorded an income tax provision of $4.8 on $78.6 of pre-tax income from continuing operations, resulting in an effective tax rate of 6.1%. The most significant items impacting the effective income tax rate for 2020 were (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.2 of tax benefits related to various audit settlements, statute expirations, and other adjustments to liabilities for uncertain tax positions, and (iii) $2.8 of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the year.

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

Sale of Transformer Solutions Business
On October 1, 2021, we completed the sale of Transformer Solutions pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price was subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. In connection with the sale, we received net cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2021 consolidated statement of operations. During 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9. We have classified the business as a discontinued operation in our consolidated financial statements for all periods presented. See Notes 1 and 4 to our consolidated financial statements for additional details.

Wind-Down of DBT Business
As a culmination of our strategic shift away from power generation markets, we completed the wind-down of our DBT business during the fourth quarter of 2021. As a result, we are reporting DBT as a discontinued operation in our consolidated financial statements for all periods presented. In connection with the wind-down, we recorded a charge of $19.9 to “Gain (loss) on disposition of discontinued operations, net of taxes” within our consolidated statement of operations for the year ended December 31, 2021 to reflect the write-off of historical currency translation amounts associated with DBT that had been previously reported within “Stockholders' equity” on our consolidated balance sheet. DBT continues to be engaged in various dispute resolution matters related to two large power projects, as indicated in Note 15 to the consolidated financial statements.
For the years ended December 31, 2022, 2021 and 2020, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2022	2021	2020
Transformer Solutions
Income (loss) from discontinued operations (1)	$(0.6)	$454.9	$56.9
Income tax (provision) benefit (2)	0.9	(51.8)	(14.0)
Income from discontinued operations, net	0.3	403.1	42.9

DBT
Loss from discontinued operations (3)	(17.3)	(37.8)	(16.6)
Income tax benefit	2.1	2.7	2.4
Loss from discontinued operations, net	(15.2)	(35.1)	(14.2)

Heat Transfer
Income (loss) from discontinued operations	(0.4)	(0.3)	0.3
Income tax (provision) benefit	0.1	—	(0.1)
Income (loss) from discontinued operations, net	(0.3)	(0.3)	0.2

All other (4)
Loss from discontinued operations	(6.0)	(7.6)	(4.8)
Income tax benefit	1.6	6.3	1.1
Loss from discontinued operations, net	(4.4)	(1.3)	(3.7)

Total
Income (loss) from discontinued operations	(24.3)	409.2	35.8
Income tax (provision) benefit	4.7	(42.8)	(10.6)
Income (loss) from discontinued operations, net	$(19.6)	$366.4	$25.2
________________________________________________
(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. Income for the year ended December 31, 2021 resulted primarily from the gain on sale of the business of $382.2, as well as the results of operations for the year. Income for the year ended December 31, 2020 related to the results of operations for the year.

(2) During the fourth quarter of 2021, we liquidated certain recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and income tax benefit of $27.4 within discontinued operations.

(3) Loss for the years ended December 31, 2022, 2021, and 2020 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects. In addition, and as previously noted, the year ended December 31, 2021 includes a charge of $19.9 related to the write-off of historical translation amounts.

(4) Loss for the years ended December 31, 2022, 2021, and 2020 resulted primarily from asbestos-related charges and revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

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

HVAC Reportable Segment

	Year Ended December 31,			2022 vs. 2021%	2021 vs. 2020%
	2022	2021	2020
Revenues	$913.8	$752.1	$740.8	21.5	1.5
Income	135.5	107.7	106.2	25.8	1.4
% of revenues	14.8%	14.3%	14.3%
Components of revenue increase:
Organic				12.3	1.3
Foreign currency				(0.8)	0.5
Settlement of legacy dry cooling contract				—	(0.6)
Acquisitions				10.0	0.3
Net revenue increase				21.5	1.5
Revenues — For 2022, the increase in revenues, compared to 2021, was due to an increase in organic revenue within our heating businesses and, to a lesser extent, within our cooling businesses and the impact of the acquisition of Cincinnati Fan. The increase in organic revenue was due to increased pricing and, to a lesser extent, volume increases.

For 2021, the increase in revenues, compared to 2020, was due primarily to an increase in organic revenue within our heating businesses, partially offset by a decline in organic revenue within our cooling businesses due to several large projects that contributed significant revenue to our results in 2020. Sales of heating products during the first half of 2020 were impacted negatively by (i) a warmer than normal winter and (ii) the COVID-19 pandemic.

Income — For 2022, the increase in income, compared to 2021, was due primarily to the increase in revenues noted above, while the increase in margin was due primarily to a more favorable project/product sales mix in 2022.

For 2021, the increase in income, compared to 2020, was due primarily to the increase in revenues noted above.
Backlog — The segment had backlog of $243.1 and $226.9 as of December 31, 2022 and 2021, respectively. Approximately 98% of the segment’s backlog as of December 31, 2022 is expected to be recognized as revenue during 2023.

Detection and Measurement Reportable Segment

	Year Ended December 31,			2022 vs. 2021%	2021 vs. 2020%
	2022	2021	2020
Revenues	$547.1	$467.4	$387.3	17.1	20.7
Income	114.1	92.9	80.9	22.8	14.8
% of revenues	20.9%	19.9%	20.9%
Components of revenue increase:
Organic				11.0	5.0
Foreign currency				(3.1)	1.1
Acquisitions				9.2	14.6
Net revenue increase				17.1	20.7
Revenues — For 2022, the increase in revenues, compared to 2021, was due to organic growth across all product lines and the impact of the acquisitions of Sealite, ECS, and ITL. The organic growth was driven by continued strong order trends for our short-cycled businesses and execution of large projects within our fare collection, communication technologies, and obstruction lighting businesses.

For 2021, the increase in revenues, compared to 2020, was due to the impact of the acquisitions of ECS and Sealite in 2021 and ULC and Sensors & Software in 2020 and, to a lesser extent, organic revenue growth and the impact of foreign currency exchange rates. The increase in organic revenue was primarily the result of higher sales of underground pipe and locator products and, to a lesser extent, higher sales of communication technologies and obstruction lighting products. These increases in organic revenue were offset partially by lower sales of fare collection systems. During the first half of 2020, sales of underground pipe and locator products were impacted negatively by the COVID-19 pandemic, while the decline in sales of fare collection systems in 2021 was due primarily to the timing of large projects, as the extent of such projects can fluctuate from year-to-year.

Income — For 2022, the increase in income and margin, compared to 2021, was due primarily to the increase in revenues noted above, including revenue increases associated with higher-margin large projects within our communication technologies and obstruction lighting businesses.

For 2021, the increase in income, compared to 2020, was due primarily to the increase in revenues noted above. The year-over-year decrease in margin was due primarily to volume declines in our robotic systems business.
Backlog — The segment had backlog of $251.0 (including $0.4 related to ITL) and $153.6 as of December 31, 2022 and 2021, respectively. Approximately 80% of the segment’s backlog as of December 31, 2022 is expected to be recognized as revenue during 2023.
Corporate Expense and Other Expense

	Year Ended December 31,			2022 vs. 2021%	2021 vs. 2020%
	2022	2021	2020
Total consolidated revenues	$1,460.9	$1,219.5	$1,128.1	19.8	8.1
Corporate expense	68.6	60.5	49.7	13.4	21.7
% of revenues	4.7%	5.0%	4.4%
Long-term incentive compensation expense	10.9	12.8	13.1	(14.8)	(2.3)

Corporate Expense — Corporate expense generally relates to the cost associated with our Charlotte, NC corporate headquarters. The increase in corporate expense during 2022, compared to 2021, was due primarily to increased costs associated with various strategic and transformational initiatives, including the Asbestos Portfolio Sale, and higher short-term incentive compensation in 2022.

The increase in corporate expense during 2021, compared to 2020, was due primarily to increased costs associated with continuous improvement and other strategic initiatives and higher short-term incentive compensation during 2021.

Long-Term Incentive Compensation Expense —  Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The decrease in long-term incentive compensation in 2022, compared to 2021, was due primarily to the impact of forfeitures resulting from various participant resignations during 2022.

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
Liquidity and Financial Condition
Cash Flows
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Continuing operations:
Cash flows from (used in) operating activities	$(115.2)	$131.2	$105.2
Cash flows used in investing activities	(52.2)	(306.0)	(119.9)
Cash flows from (used in) financing activities	(39.9)	(167.8)	16.3
Cash flows from (used in) discontinued operations	(34.5)	663.7	14.5
Change in cash and equivalents due to changes in foreign currency exchange rates	2.9	6.6	(2.5)
Net change in cash and equivalents	$(238.9)	$327.7	$13.6
2022 Compared to 2021

Operating Activities – The decrease in cash flows from operating activities, compared to 2021, was due primarily to (i) a cash contribution to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale; (ii) income tax payments, net of refunds, of $59.6 (compared to income tax refunds, net of tax payments, of $5.5 during the year ended December 31, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (iii) elevated purchases of inventory components in order to manage the potential risk associated with the current supply chain environment; (iv) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contractual milestones that can impact cash receipts from period to period; (v) net payments for asbestos-related matters of $15.3 (compared to net recoveries of $0.3 during the year ended December 31, 2021); and (vi) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

Investing Activities - Cash flows used in investing activities for 2022 were comprised primarily of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $15.9, partially offset by (i) proceeds from company-owned life insurance policies of $3.7 and (ii) $1.8 received upon agreement with sellers on acquired working capital balances associated with the Cincinnati Fan and ITL acquisitions. Cash flows used in investing activities for the year ended December 31, 2021 were comprised primarily of cash utilized in the acquisitions of Sealite, ECS and Cincinnati Fan of $264.9, capital expenditures of $9.6, and net expenditures related to company-owned life insurance policies of $31.2.

Financing Activities – Cash flows used in financing activities during 2022 were comprised primarily of repurchases of common stock of $33.7, minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $3.5, and contingent consideration of $1.3 paid in relation to the Sensors & Software acquisition. Additionally, prior to the August 12, 2022 amendment of our Credit Agreement, we made scheduled repayments under our then-existing term loan of $6.3 and in connection with entering the Credit Agreement, we received $245.0 under our new term loan and (i) repaid the remaining balance under the then-existing term loan of $237.4 and (ii) paid fees in connection with the refinancing of $1.9. Net repayments under our various other debt instruments totaled $0.8. Cash flows used in financing activities during 2021 were comprised primarily of net repayments on various debt instruments of $164.5.

Discontinued Operations – Cash flows used in discontinued operations during 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 to the consolidated financial statements for additional details), (ii) disbursements related to asbestos product liability matters made prior to the Asbestos Portfolio Sale, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0. Cash flows from discontinued operations for 2021 related primarily to proceeds received in connection with the sale of Transformer Solutions of $620.6. In addition, cash flows from discontinued operations included cash flows from operations generated by Transformer Solutions, partially offset by cash flows used in DBT's operations and disbursements related to liabilities retained in connection with other dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2022 and 2021.

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

Investing Activities – Cash flows used in investing activities for 2021 were comprised primarily of cash utilized in the acquisitions of Sealite, ECS and Cincinnati Fan of $264.9, net expenditures related to company-owned life insurance policies of $31.2, and capital expenditures of $9.6. Cash flows used in investing activities in 2020 were comprised primarily of cash utilized in the acquisitions of ULC and Sensors & Software of $104.4 and capital expenditures of $15.3.

Financing Activities – Cash flows used in financing activities during 2021 were comprised primarily of net repayments on our various debt instruments of $164.5. Cash flows from financing activities during 2020 were comprised primarily of net borrowings on our various debt instruments of $15.6.

Discontinued Operations – Cash flows from discontinued operations for 2021 related primarily to proceeds received in connection with the sale of Transformer Solutions of $620.6. In addition, cash flows from discontinued operations included cash flows from operations generated by Transformer Solutions, partially offset by cash flows used in DBT's operations and disbursements related to liabilities retained in connection with other dispositions. Cash flows from discontinued operations for 2020 related primarily to cash flows generated by Transformer Solutions and Heat Transfer, partially offset by cash flows used in DBT's operations and disbursements for liabilities retained in connection with other dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2021 and 2020.
Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2022:

	December 31, 2021	Borrowings	Repayments	Other (5)	December 31, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan (1)(2)	242.7	245.0	(243.7)	0.3	244.3
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	3.3	0.1	(0.9)	—	2.5
Total debt	246.0	$245.1	$(244.6)	$0.3	246.8
Less: short-term debt	2.2				1.8
Less: current maturities of long-term debt	13.0				2.0
Total long-term debt	$230.8				$243.0
_____________________________________________________________
(1)As noted below, we amended our senior credit agreement on August 12, 2022. The amendment made available a new term loan facility in the amount of $245.0, the proceeds of which were primarily used to repay the outstanding balance of $237.4 under the then-existing term loan facility.

(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 and $1.0 at December 31, 2022 and December 31, 2021, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2022, we had $45.7 of available borrowing capacity under this facility.
(4)Primarily includes balances under a purchase card program of $1.8 and $2.2 and finance lease obligations of $0.7 and $1.1 at December 31, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2022 are $2.0, $7.9, $12.3, $12.3, and $211.2 respectively.
Senior Credit Facilities
On August 12, 2022, we entered into the Credit Agreement to, among other things, extend the term of the facilities under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $770.0 which consists of the following facilities at December 31, 2022 (each with a final maturity of August 12, 2027):

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

•Establishes per annum fees charged and applies interest rate margins, as follows:

Consolidated Leverage Ratio	Revolving Commitment Fee	Financial Letter of Credit Fee	Foreign Credit Instrument (“FCI”) Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Term Secured Overnight Financing Rate (“SOFR”) Loans/Alternative Currency Loans	ABR Loans
Greater than or equal to 3.00 to 1.00	0.275%	1.750%	0.275%	1.000%	1.750%	0.750%
Between 2.00 to 1.00 and 3.00 to 1.00	0.250%	1.500%	0.250%	0.875%	1.500%	0.500%
Between 1.50 to 1.00 and 2.00 to 1.00	0.225%	1.375%	0.225%	0.800%	1.375%	0.375%
Less than 1.50 to 1.00	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 5.8% at December 31, 2022.
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
Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) or our domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security is to be released and the indebtedness under the Credit Agreement will be unsecured.
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
At December 31, 2022, we had $489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2022, we had $10.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $14.8 reserved for outstanding letters of credit.
At December 31, 2022, we were in compliance with all covenants of the Credit Agreement.
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
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2022 and 2021, the participating businesses had $1.8 and $2.2, respectively, outstanding under this arrangement.
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
In addition, we maintain uncommitted line of credit facilities in China and South Africa available to fund operations in these regions, when necessary, and at the discretion of the lender. At December 31, 2022, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.

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

Our derivative financial assets and liabilities include interest rate swap agreements, forward contracts to manage exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”), and, as related to Transformer Solutions through its date of disposition, forward contracts that managed the exposure on forecasted purchases of commodity raw materials (“commodity contracts”) that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.

As of December 31, 2022, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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
In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $231.3, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin.
In connection with entering into the Credit Agreement, the Swaps were amended to be based on SOFR as opposed to LIBOR. We applied the optional expedients per Accounting Standards Update (“ASU”) No. 2020-04 and No. 2021-01 and, thus, continue to designate and account for our interest rate swap agreements as cash flow hedges. As of December 31, 2022 and 2021, the unrealized gain, net of tax, recorded in Accumulated Other Comprehensive Income (“AOCI”) was $11.0 and $0.5, respectively. In addition, the fair value of our interest rate swap agreements was $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022, and $0.6 (with $2.5 recorded as a non-current asset and $1.9 as a current liability) as of December 31, 2021. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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

We had FX forward contracts with an aggregate notional amount of $6.9 and $8.7 outstanding as of December 31, 2022 and 2021, respectively, with all of the $6.9 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2022 and 2021.

Commodity Contracts
For our Transformer Solutions business, we historically entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. As discussed in Note 1 to our consolidated financial statements, on October 1, 2021, we completed the sale of Transformer Solutions, which has been presented within discontinued operations. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and, to the extent the commodity contracts were effective in offsetting the variability of the forecasted purchases, the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
Cash and Other Commitments
Balances under the Credit Agreement are payable in full on August 12, 2027. Our term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2022, we had $47.8 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2022 totaled $15.9, compared to $9.6 and $15.3 in 2021 and 2020, respectively. Capital expenditures in 2022 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2023 capital expenditures to approximate $20.0 to $30.0, with a significant portion related to upgrades to manufacturing facilities.
In 2022, we made contributions and direct benefit payments of $11.0 to our defined benefit pension and postretirement benefit plans. We expect to make $10.3 of minimum required funding contributions and direct benefit payments in 2023. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension fund assets had negative returns of approximately 24.0% in 2022. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax refunds (payments) totaled $(59.6), $5.5, and $(7.6) in 2022, 2021, and 2020, respectively. In 2022, we made payments of $64.2 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $4.6. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year-to-year.
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
Off-Balance Sheet Arrangements
As of December 31, 2022, except as discussed in Note 15 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $35.8 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $11.0 of which reduce the available borrowing capacity on our domestic revolving credit facility, (ii) $14.8 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities, and (iii) $50.7 of surety bonds.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2022:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$245.7	$2.0	$20.2	$223.5	$—
Pension and postretirement benefit plan contributions and payments(1)	165.8	10.3	18.7	27.9	108.9
Purchase and other contractual obligations(2)	182.3	174.6	7.7	—	—
Future minimum operating lease payments(3)	47.8	11.1	16.9	9.3	10.5
Interest payments(4)	72.4	16.3	31.3	24.8	—
Total contractual cash obligations(5)	$714.0	$214.3	$94.8	$285.5	$119.4
____________________________
(1)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2022 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(2)Represents contractual commitments to purchase goods and services at specified dates.
(3)Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.
(4)Represents interest payments exclusive of the impact of our interest rate swap agreements.
(5)Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease up to $3.0. In addition, the above table does not include potential payments under our derivative financial instruments.
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

Contingent Liabilities
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (which, prior to the Asbestos Portfolio Sale, were predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $39.5 and $658.8 at December 31, 2022 and 2021, respectively. Of these amounts, $30.8 and $584.3 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2022 and 2021, respectively, with the remainder included in “Accrued expenses.” The decline in liabilities is primarily related to the Asbestos Portfolio Sale. The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Asbestos Matters

Prior to the Asbestos Portfolio Sale, our asbestos-related claims were typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2021:

December 31,
2021
Insurance recovery assets (1)	$526.2
Liabilities for claims (2)	616.5
_____________________________________________________________
(1)Of these amounts, $473.6 are included in “Other assets” at December 31, 2021, while the remainder is included in “Other current assets.”
(2)Of these amounts, $561.4 are included in “Other long-term liabilities” at December 31, 2021, while the remainder is included in “Accrued expenses.”

The liabilities we recorded for asbestos-related claims were based on a number of assumptions. In estimating our liabilities for asbestos-related claims, we considered, among other things, the following:
•The number of pending claims by disease type and jurisdiction.
•Historical information by disease type and jurisdiction with regard to:
◦Average number of claims settled with payment (versus dismissed without payment); and
◦Average claim settlement amounts.
•The period over which we could reasonably project asbestos-related claims (projected through 2057 at December 31, 2021).

The assets we recorded for asbestos-related claims represent amounts that we believe we were entitled to recover under agreements we had with insurance companies. The amount of these assets were based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we had with the insurers.

During the years ended December 31, 2022, 2021, and 2020, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $31.6, $53.9, and $35.4, were $20.1, $(0.3) and $19.3, respectively. The year ended December 31, 2021 includes insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter.

During the years ended December 31, 2022, 2021, and 2020, we recorded charges of $24.2, $51.2, and $21.3, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8, $48.6 and $19.2 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2022, 2021, and 2020, respectively, and $5.4, $2.6, and $2.1, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT’s remaining responsibilities relate largely to resolution of various claims, primarily between itself and one of its prime contractors, MHI.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $58.4). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 732.6 (or $42.8), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the consolidated financial statements with respect to current or potential future claims against MHI.

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

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our consolidated statements of operations. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter. The hearing on this matter occurred in December 2022, with the ruling from such hearing yet to be received.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our consolidated statements of operations.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. The remainder of the claims in both the interim notification and the revised version largely appear to be direct in nature (approximately South African Rand 790.0 or $46.1). On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $20.4) of MHI's revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI's other claims dismissed from the arbitration proceedings. On November 25, 2022, MHI notified DBT of its intent to refer the claims dismissed from the arbitration to a new dispute adjudication panel. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $23.8) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $10.3), and has also alleged that it has incurred additional remedial costs related to portions of DBT’s scope of work. DBT has numerous defenses against these claims, as well as claims, if any, that may result from the above unsubstantiated allegations, and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the consolidated financial statements with respect to these claims and allegations.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $24.4) that has been paid. On October 11, 2022, a dispute adjudication panel ruled MHI drew on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.0 at the time of payment) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7 at the time of payment). MHI paid these amounts on October 14, 2022. We have reflected the remaining South African Rand 327.5 (or $19.1) within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2022.

The remaining bond of South African Rand 29.2 (or $1.7) was issued to MHI as a performance guarantee in the event of a breach of DBT’s contractual obligations. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition SPX Technologies, Inc. has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our consolidated statements of operations.
Claim for Contingent Consideration Related to ULC Acquisition
In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 upon achievement of certain operating and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial performance milestones noted above were not achieved. As a result, we reversed the liability of $24.3 during the third quarter of 2021, with the offset recorded to “Other operating (income) expense, net.”
On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration totaling $15.0 linked to certain operating performance milestones. SPX has numerous defenses against this claim and, thus, we do not believe we have a probable loss associated with the claim.
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

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2022, 2021, and 2020 we recognized $167.8, $142.4 and $164.0, respectively, of revenues under such method. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

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
See Notes 1 and 5 to our consolidated financial statements for further information on our revenue recognition policies.

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
The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We have the option to assess impairment through a qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which a reporting unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. When a potential impairment is indicated, we perform quantitative testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets. Under our quantitative testing, fair value is generally based on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and, when applicable, anticipated net cost increases/reductions.
The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.
As indicated in Note 10 to the consolidated financial statements, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset to “Other operating (income) expenses, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s goodwill and indefinite-lived intangible assets. As such, we performed quantitative analyses on ULC’s goodwill and indefinite-lived intangible assets for impairment during the third quarter of 2021. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $24.3 during the quarter, with $23.3 related to goodwill and the remainder to trademarks. In connection with our annual impairment analyses of ULC’s goodwill and indefinite-lived intangibles during the fourth quarters of 2022 and 2021, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded impairment charges of $12.9 ($12.0 related to goodwill, which represented all of ULC’s goodwill prior to impairment, and $0.9 related to trademarks) and $5.2 ($4.9 related to goodwill and $0.3 related to trademarks) during the fourth quarters of 2022 and 2021, respectively.
During the fourth quarter of 2022, in addition to the ULC analysis mentioned above, we performed quantitative analyses on the goodwill and indefinite-lived intangible assets of our Cincinnati Fan reporting unit. The Cincinnati Fan analysis indicated that the fair value of its net assets exceeded the related carrying value by less than 10%. A change in assumptions used in Cincinnati Fan’s quantitative analyses (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit's estimated fair value being less than the carrying value. If Cincinnati Fan is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2022, Cincinnati Fan’s goodwill totaled $54.8.
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarters of 2022, 2021, and

2020, we recorded impairment charges of $1.4 (including $0.9 related to ULC as noted above), $0.8 (including $0.3 related to ULC as noted above), and $0.7, respectively.
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
The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2022 pension expense by approximately $9.4, and a 50 basis point increase in the discount rate would have decreased our 2022 pension expense by approximately $8.8.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2022, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 7.0%. This rate is assumed to decrease to 5.0% by 2031 and then remain at that level.
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
The following table provides information, as of December 31, 2022, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2023	2024	2025	2026	Thereafter	Total	Fair Value
Senior Credit Facilities	$1.5	$7.7	$12.3	$12.3	$211.2	$245.0	$245.0
Average interest rate						5.8%
At December 31, 2022, we had swaps with a notional amount of $231.3 that cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. The fair value of these swaps was $14.7 at December 31, 2022, with $8.7 recorded as a current asset and $6.0 as a non-current asset.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. We had FX forward contracts with an aggregate notional amount of $6.9 at December 31, 2022, with all of the $6.9 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2022.

ITEM 8. Financial Statements And Supplementary Data

SPX Technologies, Inc. and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2022
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SPX Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
In testing the goodwill of its reporting units for potential impairment, the Company applies either a qualitative or quantitative test, in accordance with ASC 350, Intangibles – Goodwill and Other. A qualitative approach may be applied when the Company concludes that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying value. A quantitative approach is performed by comparing the fair value of a reporting unit with its carrying amount (“quantitative assessment”). For reporting units tested for impairment using the quantitative assessment, the Company determines the fair value of each reporting unit using both the income approach and the market approach. The income approach requires management to make a number of business and valuation assumptions for each reporting unit including annual assumptions of projected revenue growth rates, projected profit margins and discount rate factors. The market approach requires management to estimate fair value using marketplace fair value data derived from a comparable industry grouping of publicly traded companies and from pricing multiples implied from sales of companies similar to the Company’s reporting units (“market multiples”). The Company’s goodwill balance was $455.3 as of December 31, 2022.

We identified the valuation of goodwill for two of the Company’s reporting units as a critical audit matter due to the historic performance of each reporting unit as compared to projections and because the determination of the reporting unit fair values was based on significant assumptions that are sensitive to changes and are affected by expected future market and economic conditions. Auditing the judgments used by management in the quantitative impairment tests required a high degree of auditor judgment and an increased extent of effort, which included the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s assumptions and valuation methodology included the following, among others:

•We tested the design and operating effectiveness of controls over management’s quantitative impairment tests, including controls over forecasts of future cash flows based on estimates of revenue growth rates, profit margins and the determinations of the discount rate, as well as the determination of comparable market multiples.
•We evaluated management’s ability to accurately forecast projected revenue growth rates and profit margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
–Internal communications to management and the Board of Directors
–Historical results
–Third-party economic research, industry performance, and peer company performance
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the discount rate, and the industry pricing multiples by performing certain procedures, that included:
–Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified
–Evaluating the market multiples by considering the selected comparable industry grouping of publicly traded companies
–Testing the underlying source information and mathematical accuracy of the calculations

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 23, 2023
We have served as the Company’s auditor since 2002.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenues	$1,460.9	$1,219.5	$1,128.1
Costs and expenses:
Cost of products sold	937.0	787.7	732.6
Selling, general and administrative	355.7	309.6	272.5
Intangible amortization	28.5	21.6	14.0
Impairment of goodwill and intangible assets	13.4	30.0	0.7
Special charges, net	0.4	1.0	2.4
Other operating (income) expense, net	74.9	(4.1)	9.0
Operating income	51.0	73.7	96.9
Other income (expense), net	(15.2)	9.0	(0.1)
Interest expense	(9.3)	(13.1)	(18.4)
Interest income	1.7	0.5	0.2
Loss on amendment/refinancing of senior credit agreement	(1.1)	(0.2)	—
Income from continuing operations before income taxes	27.1	69.9	78.6
Income tax provision	(7.3)	(10.9)	(4.8)
Income from continuing operations	19.8	59.0	73.8
Income from discontinued operations, net of tax	—	5.7	28.9
Gain (loss) on disposition of discontinued operations, net of tax	(19.6)	360.7	(3.7)
Gain (loss) from discontinued operations, net of tax	(19.6)	366.4	25.2
Net income	$0.2	$425.4	$99.0

Basic income (loss) per share of common stock:
Income from continuing operations	$0.44	$1.30	$1.65
Income (loss) from discontinued operations	(0.44)	8.09	0.57
Net income per share	$—	$9.39	$2.22
Weighted-average number of common shares outstanding — basic	45.345	45.289	44.628
Diluted income (loss) per share of common stock:
Income from continuing operations	$0.43	$1.27	$1.61
Income (loss) from discontinued operations	(0.43)	7.88	0.55
Net income per share	$—	$9.15	$2.16
Weighted-average number of common shares outstanding — diluted	46.221	46.495	45.766
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2022	2021	2020
Net income	$0.2	$425.4	$99.0
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment, net of tax benefit of $1.0, $1.2, and $1.2 in 2022, 2021 and 2020, respectively	(3.3)	(3.6)	(3.6)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $(3.6), $(1.5), and $0.9 in 2022, 2021 and 2020, respectively	10.5	4.9	(2.8)
Foreign currency translation adjustments	(13.6)	14.1	10.6
Other comprehensive income (loss), net	(6.4)	15.4	4.2
Total comprehensive income (loss)	$(6.2)	$440.8	$103.2
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and equivalents	$147.8	$388.2
Accounts receivable, net	263.5	223.4
Contract assets	23.9	28.9
Inventories, net	244.0	189.8
Other current assets	41.9	73.1
Total current assets	721.1	903.4
Property, plant and equipment:
Land	13.9	13.9
Buildings and leasehold improvements	63.7	62.9
Machinery and equipment	233.4	231.4
	311.0	308.2
Accumulated depreciation	(201.1)	(194.9)
Property, plant and equipment, net	109.9	113.3
Goodwill	455.3	457.3
Intangibles, net	401.6	415.5
Other assets	197.4	675.9
Deferred income taxes	2.7	11.0
Assets of DBT and Heat Transfer (includes cash and equivalents of $9.3 and $7.8 at December 31, 2022 and 2021, respectively) (Note 4)	42.9	52.2
TOTAL ASSETS	$1,930.9	$2,628.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.5	$119.6
Contract liabilities	52.8	44.7
Accrued expenses	148.0	217.9
Income taxes payable	4.7	42.1
Short-term debt	1.8	2.2
Current maturities of long-term debt	2.0	13.0
Total current liabilities	333.8	439.5
Long-term debt	243.0	230.8
Deferred and other income taxes	34.8	31.3
Other long-term liabilities	208.3	788.5
Liabilities of DBT and Heat Transfer (Note 4)	31.8	35.6
Total long-term liabilities	517.9	1,086.2
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
Common stock (53,350,918 and 45,291,989 issued and outstanding at December 31, 2022, respectively, and 53,011,255 and 45,467,768 issued and outstanding at December 31, 2021, respectively)	0.5	0.5
Paid-in capital	1,338.3	1,334.2
Retained deficit	(51.6)	(51.8)
Accumulated other comprehensive income	257.5	263.9
Common stock in treasury (8,058,929 and 7,543,487 shares at December 31, 2022 and 2021 respectively)	(465.5)	(443.9)
Total stockholders' equity	1,079.2	1,102.9
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,930.9	$2,628.6
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
Balance at December 31, 2019	$0.5	$1,302.4	$(575.7)	$244.3	$(460.0)	$511.5
Impact of adoption of ASU 2016-13 - See Note 3	—	—	(0.5)	—	—	(0.5)
Net income	—	—	99.0	—	—	99.0
Other comprehensive income, net	—	—	—	4.2	—	4.2
Incentive plan activity	—	17.5	—	—	—	17.5
Long-term incentive compensation expense	—	12.8	—	—	—	12.8
Restricted stock unit vesting	—	(12.8)	—	—	8.4	(4.4)
Balance at December 31, 2020	0.5	1,319.9	(477.2)	248.5	(451.6)	640.1
Net income	—	—	425.4	—	—	425.4
Other comprehensive income, net	—	—	—	15.4	—	15.4
Incentive plan activity	—	12.8	—	—	—	12.8
Long-term incentive compensation expense	—	14.2	—	—	—	14.2
Restricted stock unit vesting	—	(12.7)	—	—	7.7	(5.0)
Balance at December 31, 2021	0.5	1,334.2	(51.8)	263.9	(443.9)	1,102.9
Net income	—	—	0.2	—	—	0.2
Other comprehensive loss, net	—	—	—	(6.4)	—	(6.4)
Incentive plan activity	—	12.6	—	—	—	12.6
Long-term incentive compensation expense	—	10.9	—	—	—	10.9
Restricted stock unit vesting	—	(19.4)	—	—	12.1	(7.3)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from (used in) operating activities:
Net income	$0.2	$425.4	$99.0
Less: Gain (loss) from discontinued operations, net of tax	(19.6)	366.4	25.2
Income from continuing operations	19.8	59.0	73.8
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Loss on divestiture of asbestos-related assets and liabilities	73.9	—	—
Special charges, net	0.4	1.0	2.4
(Gain) loss on change in fair value of equity security	3.0	(11.8)	(8.6)
Loss on amendment/refinancing of senior credit agreement	1.1	0.2	—
Impairment of goodwill and intangible assets	13.4	30.0	0.7
Deferred and other income taxes	(21.4)	(1.4)	0.3
Depreciation and amortization	46.4	42.3	31.9
Pension and other employee benefits	3.4	(8.6)	10.7
Long-term incentive compensation	10.9	12.8	13.1
Other, net	0.5	4.3	5.0
Contribution to divest asbestos-related assets and liabilities	(138.8)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(0.3)	(19.8)	33.5
Inventories	(53.4)	(21.0)	—
Accounts payable, accrued expenses and other	(73.7)	45.8	(56.1)
Cash spending on restructuring actions	(0.4)	(1.6)	(1.5)
Net cash from (used in) continuing operations	(115.2)	131.2	105.2
Net cash from (used in) discontinued operations	(21.6)	43.4	21.1
Net cash from (used in) operating activities	(136.8)	174.6	126.3
Cash flows from (used in) investing activities:
Proceeds (expenditures) related to company-owned life insurance policies, net	3.7	(31.2)	(0.2)
Business acquisitions, net of cash acquired	(40.0)	(265.2)	(104.4)
Capital expenditures	(15.9)	(9.6)	(15.3)
Net cash used in continuing operations	(52.2)	(306.0)	(119.9)
Net cash from (used in) discontinued operations	(13.9)	620.1	(6.2)
Net cash from (used in) investing activities	(66.1)	314.1	(126.1)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	245.0	209.9	197.6
Repayments under senior credit facilities	(243.7)	(346.0)	(207.8)
Borrowings under trade receivables agreement	—	179.0	134.4
Repayments under trade receivables agreement	—	(207.0)	(106.4)
Net repayments under other financing arrangements	(0.8)	(0.4)	(2.2)
Payment of contingent consideration	(1.3)	—	(1.5)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(3.5)	(3.3)	2.2
Repurchases of common stock	(33.7)	—	—
Financing fees paid	(1.9)	—	—
Net cash from (used in) continuing operations	(39.9)	(167.8)	16.3
Net cash from (used in) discontinued operations	1.0	0.2	(0.4)

Net cash from (used in) financing activities	(38.9)	(167.6)	15.9

Change in cash and equivalents due to changes in foreign currency exchange rates	2.9	6.6	(2.5)
Net change in cash and equivalents	(238.9)	327.7	13.6
Consolidated cash and equivalents, beginning of period	396.0	68.3	54.7
Consolidated cash and equivalents, end of period	$157.1	$396.0	$68.3
Supplemental disclosure of cash flow information:
Interest paid	$6.5	$11.4	$17.5
Income tax refunds (payments), net	$(59.6)	$5.5	$(7.6)
Non-cash investing and financing activity:
Debt assumed	$—	$0.4	$2.9

	Year ended December 31,
	2022	2021	2020
Components of cash and equivalents:
Cash and equivalents	$147.8	$388.2	$64.0
Cash and equivalents included in assets of DBT and Heat Transfer	9.3	7.8	4.3
Total cash and equivalents	$157.1	$396.0	$68.3

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2022
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
Merger and Consummation of Holding Company Reorganization — As of August 15, 2022, SPX Technologies, Inc. (“SPX”, “our”, “we”, or the “Company”) is the successor registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, to SPX Corporation (“Legacy SPX”) as a result of the completion on August 15, 2022 of a holding company reorganization (the “Holding Company Reorganization”) effected as a merger of Legacy SPX with and into SPX Merger, LLC, a subsidiary of the Company. Each share of Legacy SPX’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the consummation of the Holding Company Reorganization was automatically converted into an equivalent corresponding share of the Company's common stock having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Legacy SPX common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Legacy SPX stockholders became stockholders of the Company. The terms “SPX,” “we” and “our” include Legacy SPX for periods prior to the consummation of the Holding Company Reorganization as the context requires.
Principles of Consolidation — The consolidated financial statements include our accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. All of our VIEs are immaterial, individually and in aggregate, to our consolidated financial statements.
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

•Wind-Down of DBT Technologies Business – As a culmination of our strategic shift away from power generation markets, in 2021 we substantially ceased all operations of, and have ceased accepting new businesses in, our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”). As a result, we are reporting DBT as a discontinued operation in the accompanying consolidated financial statements. DBT continues to be involved in various dispute resolution matters related to two large power projects. See Note 4 for additional details regarding DBT's presentation as a discontinued operation and Note 15 regarding the dispute resolution matters.

Sale of Transformer Solutions Business — On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price was subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. In connection with the sale, we received cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2021 consolidated statement of operations. During 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 with an increase to the gain on sale of $0.2. Historically, Transformer Solutions’ operations had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our total consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

Divestiture of Asbestos Liabilities and Certain Assets — On November 1, 2022, we divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC (“Canvas”), an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd. In connection with the divestiture (the “Asbestos Portfolio Sale”), we contributed $138.8 in cash to the divested subsidiaries, financed with cash on hand; while Canvas made a capital contribution to the divested subsidiaries of $8.0. The divestiture resulted in a loss of $73.9, recorded to “Other operating (income) expense, net,” which includes the write-off of certain deferred income tax assets recorded by the divested subsidiaries. The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. As a result of this transaction, the Company divested all obligations with respect to pending and future asbestos claims relating to these matters. The board of managers of the divested subsidiaries each received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the Asbestos Portfolio Sale.

The agreement for the Asbestos Portfolio Sale contains customary representations and warranties with respect to the divested subsidiaries, the Company, and Canvas. Pursuant to the agreement, the Company and Canvas will each indemnify the other for breaches of representation and warranties or breaches of covenants, subject to certain limitations as set forth in the agreement. Refer to Note 4 for additional details.

Acquisitions in 2022:

•ITL - On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids to Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash proceeds of $40.4, net of cash acquired of $1.1. The post-acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

The assets acquired and liabilities assumed in the ITL transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

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

•ECS - On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-IED RF jammers. We purchased ECS for cash proceeds of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $15.0, with payment to be made in 2022 upon successful achievement of certain financial performance milestones. The estimated fair value of such contingent consideration as of the date of acquisition was $8.2. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated liability of $6.7, with such amount recorded within “Other operating (income) expense, net” in the 2021 consolidated statement of operations. During the first and second quarters of 2022, we further reduced the estimated liability by $0.9 and $0.4, respectively, with such amount recorded within “Other operating (income) expense, net” in the 2022 consolidated statement of operations. The estimated fair value of such contingent consideration, which we have reflected as a liability in our consolidated balance sheets, was $0.0 and $1.5 at December 31, 2022 and 2021, respectively. The post-acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

•Cincinnati Fan - On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash proceeds of $145.2, net of cash acquired of $2.5. During 2022, we agreed to a final adjustment of the purchase price, related to acquired working capital, resulting in our receiving $0.4. The post-acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

Acquisitions in 2020:

•ULC – On September 2, 2020, we completed the acquisition of ULC Robotics (“ULC”), a leading developer of robotic systems, machine learning applications, and inspection technology for the energy, utility, and industrial markets, for cash proceeds of $89.2, net of cash acquired of $4.0. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $45.0, with payments scheduled to be made upon successful achievement of certain operational and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial performance milestones noted above would not be achieved. As a result, we reversed the liability of $24.3, with the offset recorded to “Other operating (income) expense, net” and also recorded an impairment charge related to ULC’s goodwill and intangible assets of $24.3. See Note 10 for further discussion of impairments related to ULC. The post-acquisition operating results of ULC are reflected within our Detection and Measurement reportable segment.

•Sensors & Software – On November 11, 2020, we completed the acquisition of Sensors & Software Inc. (“Sensors & Software”), a leading manufacturer and distributor of ground penetrating radar products used for locating underground utilities, detecting unexploded ordinances, and geotechnical and geological investigations, for cash proceeds of $15.5, net of cash acquired of $0.3. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $3.7, with payment scheduled to be made upon successful achievement of defined financial performance milestones during the twelve months following the date of acquisition. At the time of the acquisition, we recorded a liability of $0.7 which represented the estimated fair value of the contingent consideration. During the fourth quarter of 2021, we concluded that certain of these financial performance milestones had been achieved, resulting in an increase to the liability of $0.6, with the offset reflected in “Other operating (income) expense, net” in the accompanying 2021 consolidated statement of operations. The estimated fair value of such contingent consideration of $1.3 is reflected as a liability in the accompanying consolidated balance sheet as of December 31, 2021 and was paid during 2022. The post-acquisition operating results of Sensors & Software are reflected within our Detection and Measurement reportable segment.

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of stockholders' equity and other comprehensive income/loss. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts, are included in “Other income (expense), net,” with the related net losses totaling $1.1, $0.9 and $0.6 in 2022, 2021 and 2020, respectively.
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
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. If, and at the time, we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $1.2 and $0.1 as of December 31, 2022 and 2021, respectively. Capitalized software amortization expense totaled $0.1, $1.3, and $2.5 in 2022, 2021, and 2020, respectively. We expensed research activities relating to the development and improvement of our products of $39.1, $30.7 and $28.1 in 2022, 2021 and 2020, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $17.8, $19.4 and $15.4 for the years ended December 31, 2022, 2021 and 2020, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2022, 2021 or 2020.
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
Derivative Financial Instruments — We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates and interest rate protection agreements to manage our exposures to fluctuating interest rate risk on variable rate debt. In addition, prior to the sale of Transformers Solutions, we used forward contracts to manage the exposure on forecasted purchases of commodity raw materials (“commodity contracts”). Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the change in fair value of the derivatives is recorded in accumulated other comprehensive income (“AOCI”) and subsequently recognized in earnings when the forecasted transaction impacts earnings. We do not enter into financial instruments for speculative or trading purposes.
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
Correction of Prior-Year Classification and Disclosure – Subsequent to issuance of the December 31, 2021 financial statements, management concluded that the impairment charge of $24.3 related to our ULC business’ goodwill and intangible assets mentioned above should have been reported in a separate line item within our consolidated statement of operations for the year ended December 31, 2021. This amount, which was previously classified within “Other operating (income) expense, net,” has been reclassified to “Impairment of goodwill and intangible assets” for the year ended December 31, 2021. As a result of this immaterial correction, “Other operating (income) expense, net” for the year ended December 31, 2021 reflects income of $4.1 whereas the expense disclosed prior to reclassification for the year ended December 31, 2021 was $20.2.

In addition, management concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Codification, the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with the measure used by our Chief Operating Decision Maker (“CODM”) when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income is determined before considering impairments and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and certain other acquisition-related costs from Segment Income. Accordingly, Segment Income, as presented in Note 7, now excludes all of the items noted above. This change had no impact to the amounts previously presented in our consolidated statements of operations for the years ended December 31, 2021 and 2020. Although the impact of this change to previously disclosed Segment Income is not material, we revised the prior year presentation to be consistent with the current year disclosure. The impact of this change on the Segment Income previously presented for the years ended December 31, 2021 and 2020 is summarized below:

	December 31, 2021			December 31, 2020
	As Previously Presented	Effect of Change	Current Presentation	As Previously Presented	Effect of Change	Current Presentation
Income:
HVAC reportable segment	$104.2	$3.5	$107.7	$102.7	$3.5	$106.2
Detection and Measurement reportable segment	69.7	23.2	92.9	69.1	11.8	80.9
Total income for segments	173.9	26.7	200.6	171.8	15.3	187.1

Corporate expense	60.5	—	60.5	49.7	—	49.7
Acquisition related costs (1)	—	5.1	5.1	—	1.3	1.3
Long-term incentive compensation expense	12.8	—	12.8	13.1	—	13.1
Amortization of intangible assets	—	21.6	21.6	—	14.0	14.0
Impairment of goodwill and intangible assets	30.0	—	30.0	0.7	—	0.7
Special charges, net	1.0	—	1.0	2.4	—	2.4
Other operating (income) expense, net	(4.1)	—	(4.1)	9.0	—	9.0
Consolidated operating income	$73.7	$—	$73.7	$96.9	$—	$96.9
_______________________________________________________________
(1)Includes cost incurred in connection with acquisitions, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with acquisitions of $2.6 and $0.3 during the years ended December 31, 2021 and 2020, respectively, as well as integration costs of $0.7 and $1.0 during the years ended December 31, 2021 and 2020, respectively. The year ended December 31, 2021 also includes a non-cash impairment charge of $1.8.

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
Accounts Receivable Allowances — We provide allowances for estimated losses on uncollectible accounts based on our historical experience, current and future economic and market conditions, and the evaluation of the likelihood of success in collecting specific customer receivables. In addition, we maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience. Summarized below is the activity for these allowance accounts.

	Year ended December 31,
	2022	2021	2020
Balance at beginning of year	$10.4	$11.5	$8.5
Acquisitions	0.1	—	0.3
Allowances provided	17.9	14.9	18.6
Write-offs, net of recoveries, credits issued and other	(18.0)	(16.0)	(15.9)
Balance at end of year	$10.4	$10.4	$11.5
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2022 and 2021.

	December 31,
	2022	2021
Employee benefits	$58.3	$66.7
Warranty	12.9	11.8
Other (1)	76.8	139.4
Total	$148.0	$217.9
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
Risk Management Matters — We are subject to claims associated with risk management matters (e.g., product liability, general liability, automobile, and workers’ compensation claims). The liabilities we record for these claims are based on a number of assumptions, including historical claims and payment experience and, prior to the Asbestos Portfolio Sale, with respect to asbestos claims, actuarial estimates of the future period during which additional claims were reasonably foreseeable. Prior to the Asbestos Portfolio Sale, we also recorded insurance recovery assets associated with the asbestos product liability matters. These assets represented amounts that we believe we were entitled to recover under agreements we had with insurance companies. The assets we recorded for these insurance recoveries were based on a number of assumptions, including the continued solvency of the insurers, and our legal interpretation of our rights for recovery under the agreements we had with the insurers. In addition, we are self-insured for certain of our workers’ compensation, automobile, product, general liability, disability and health costs, and we maintain adequate accruals to cover our retained liabilities. Our accruals for self-insurance liabilities are based on claims filed and an estimate of claims incurred but not yet reported, and generally are not discounted. We consider a number of factors, including third-party actuarial valuations, when making these determinations. We maintain third-party stop-loss insurance policies to cover certain liability costs in excess of predetermined retained amounts; however, this insurance may be insufficient or unavailable (e.g., because of insurer insolvency) to protect us against potential loss exposures. The key assumptions considered in estimating the ultimate cost to settle reported claims and the estimated costs associated with incurred but not yet reported claims include, among other factors, our historical and industry claims experience, trends in health care and administrative costs, our current and future risk management programs, and historical lag studies with regard to the timing between when a claim is incurred and reported. See Note 15 for additional details.
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

	Year ended December 31,
	2022	2021	2020
Balance at beginning of year	$34.8	$35.3	$31.7
Acquisitions	0.4	0.1	1.6
Provisions	10.6	8.5	12.4
Usage	(10.8)	(9.1)	(10.6)
Currency translation adjustment	(0.3)	—	0.2
Balance at end of year	34.7	34.8	35.3
Less: Current portion of warranty	12.9	11.8	11.6
Non-current portion of warranty	$21.8	$23.0	$23.7
Income Taxes — We perform reviews of our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions may be classified as “Income taxes payable” and “Deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. When we believe that it is more likely than not that we will not realize a benefit for a deferred tax asset based on all available evidence, we establish a valuation allowance.

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

The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued three amendments to existing guidance, ASU No. 2020-04, No. 2021-01 and No. 2022-06, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2024. In conjunction with entering into an amended and restated credit agreement (the “Credit Agreement”) on August 12, 2022, we adopted this guidance with no material impact on our consolidated financial statements. Refer to Note 13 for additional information on the Credit Agreement.

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

(4) Acquisitions, Discontinued Operations, and the Asbestos Portfolio Sale
Acquisitions
As indicated in Note 1, on September 2, 2020, November 11, 2020, April 19, 2021, August 2, 2021, December 15, 2021, and March 31, 2022, we completed the acquisitions of ULC, Sensors & Software, Sealite, ECS, Cincinnati Fan, and ITL, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021.

The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the period January 1, 2021 to October 1, 2021 and the year ended December 2020 are shown below:

	2021	2020
Revenues	$313.5	$427.4
Costs and expenses:
Cost of product sold	257.2	338.7
Selling, general and administrative	28.4	32.7
Other income, net	—	0.9
Income before tax	27.9	56.9
Income tax provision	(7.0)	(14.0)
Income after tax	$20.9	$42.9

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

Major line items constituting pre-tax loss and after-tax loss of DBT for the years ended December 31, 2021 and 2020 are shown below:

	2021	2020
Revenues	$0.5	$4.0
Costs and expenses:
Cost of product sold	0.9	6.9
Selling, general and administrative	15.1	14.8
Special charges, net	1.3	0.8
Other income (expense), net	(1.2)	1.9
Interest income, net	0.1	—
Loss before tax	(17.9)	(16.6)
Income tax benefit	2.7	2.4
Loss after tax	$(15.2)	$(14.2)

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2022 and 2021. The major line items constituting DBT's assets and liabilities as of December 31, 2022 and 2021 are shown below:

	December 31, 2022	December 31, 2021
ASSETS
Cash and equivalents	$9.3	$7.8
Accounts receivable, net	7.6	9.1
Other current assets	6.5	7.0
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.7	1.5
	0.9	1.7
Accumulated depreciation	(0.8)	(1.5)
Property, plant and equipment, net	0.1	0.2
Other assets	19.1	27.6
Total assets of DBT	$42.6	$51.7
LIABILITIES
Accounts payable	$1.4	$2.3
Contract liabilities	3.6	5.6
Accrued expenses	22.0	22.4
Other long-term liabilities	4.6	4.9
Total liabilities of DBT	$31.6	$35.2

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
Major line items constituting pre-tax income and after-tax income of Heat Transfer for the year ended December 31, 2020 are shown below:

2020
Revenues	$3.9
Costs and expenses:
Cost of products sold	3.1
Selling, general and administrative	0.1
Special charges, net	0.4
Income before tax	0.3
Income tax provision	(0.1)
Income after tax	$0.2

The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2022 and 2021. The major line items constituting Heat Transfer's assets and liabilities as of December 31, 2022 and 2021 are shown below:

	December 31, 2022	December 31, 2021
ASSETS
Accounts receivable, net	$—	$0.1
Other current assets	0.2	0.2
Other assets	0.1	0.2
Total assets of Heat Transfer	$0.3	$0.5
LIABILITIES
Accounts payable	$0.1	$0.3
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.4
For the years ended December 31, 2022, 2021 and 2020, results of operations from our businesses reported as discontinued operations were as follows:

	2022	2021	2020
Transformer Solutions
Income (loss) from discontinued operations (1)	$(0.6)	$454.9	$56.9
Income tax (provision) benefit (2)	0.9	(51.8)	(14.0)
Income from discontinued operations, net	0.3	403.1	42.9

DBT
Loss from discontinued operations (3)	(17.3)	(37.8)	(16.6)
Income tax benefit	2.1	2.7	2.4
Loss from discontinued operations, net	(15.2)	(35.1)	(14.2)

Heat Transfer
Income (loss) from discontinued operations	(0.4)	(0.3)	0.3
Income tax (provision) benefit	0.1	—	(0.1)
Income (loss) from discontinued operations, net	(0.3)	(0.3)	0.2

All other (4)
Loss from discontinued operations	(6.0)	(7.6)	(4.8)
Income tax benefit	1.6	6.3	1.1
Loss from discontinued operations, net	(4.4)	(1.3)	(3.7)

Total
Income (loss) from discontinued operations	(24.3)	409.2	35.8
Income tax (provision) benefit	4.7	(42.8)	(10.6)
Income (loss) from discontinued operations, net	$(19.6)	$366.4	$25.2
________________________________________________
(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. Income for the year ended December 31, 2021 resulted primarily from the gain on sale of the business of $382.2, as well as the results of operations for the year. Income for the year ended December 31, 2020 related to the results of operations for the year.

(2) During the fourth quarter of 2021, we liquidated certain recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and income tax benefit of $27.4 within discontinued operations.

(3) Loss for the years ended December 31, 2022, 2021, and 2020 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects. In addition, and as previously noted, the year ended December 31, 2021 includes a charge of $19.9 related to the write-off of historical translation amounts.

(4) Loss for the years ended December 31, 2022, 2021, and 2020 resulted primarily from asbestos-related charges and revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on previous business divestitures may be materially adjusted in subsequent periods.

Asbestos Portfolio Sale

As indicated in Note 1, we completed the Asbestos Portfolio Sale on November 1, 2022.

Below is a summary of the impact of the Asbestos Portfolio Sale, including the loss on sale, on our consolidated financial statements:

Cash contribution	$(138.8)
Assets divested:
Accounts receivable, net	(5.0)
Other current assets	(50.0)
Other assets	(420.3)
Deferred tax assets	(27.0)
Liabilities divested:
Accrued liabilities	53.9
Other long-term liabilities	518.0
Loss on Asbestos Portfolio Sale, before transaction costs	(69.2)
Transaction costs	(4.7)
Loss on Asbestos Portfolio Sale	$(73.9)

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our Aids to Navigation systems, communication technologies products, large process cooling systems, as well as certain of our fare collection systems. As of December 31, 2022, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $158.5. We expect to recognize revenue on approximately 72% and 89% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package and process cooling equipment, residential and commercial boilers, comfort heating and ventilation products, and engineered air movement solutions. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts and various other services. Performance obligations related to equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of these contracts is one to three months and payment terms are generally 15 to 60 days after shipment to the customer. Performance obligations for construction and reconstruction of cooling towers and other components, and providing installation and various other services, are typically satisfied through a contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract for these product lines is generally 6 to 18 months. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Our detection and measurement product lines include underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, fare collection systems, communication technologies, and obstruction lighting. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services, pipeline remediation services and development of robotics, and obstruction lighting solutions. Performance obligations for equipment and components generally are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services, pipeline remediation, and development of robotics are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our Aids to Navigation systems, fare collection systems, and communication technologies products lines), with the typical duration being one to three months.
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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$537.0	$—	$537.0
Boilers, comfort heating, and ventilation	376.8	—	376.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	262.1	262.1
Communication technologies, obstruction lighting, and fare collection systems	—	285.0	285.0
	$913.8	$547.1	$1,460.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$838.0	$455.1	$1,293.1
Revenues recognized over time	75.8	92.0	167.8
	$913.8	$547.1	$1,460.9

	Year Ended December 31, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air quality solutions	$433.8	$—	$433.8
Boilers, comfort heating, and ventilation	318.3	—	318.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	256.8	256.8
Communication technologies, obstruction lighting, and fare collection systems	—	210.6	210.6
	$752.1	$467.4	$1,219.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$661.2	$415.9	$1,077.1
Revenues recognized over time	90.9	51.5	142.4
	$752.1	$467.4	$1,219.5

	Year Ended December 31, 2020
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services	$447.1	$—	$447.1
Boilers, comfort heating, and ventilation	293.7	—	293.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	217.8	217.8
Communication technologies, obstruction lighting, and fare collection systems	—	169.5	169.5
	$740.8	$387.3	$1,128.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$622.2	$341.9	$964.1
Revenues recognized over time	118.6	45.4	164.0
	$740.8	$387.3	$1,128.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2022 and 2021:

Contract Balances	December 31, 2022	December 31, 2021	Change
Contract Accounts Receivable (1)	$259.9	$215.3	$44.6
Contract Assets	23.9	28.9	(5.0)
Contract Liabilities - current	(52.8)	(44.7)	(8.1)
Contract Liabilities - non-current (2)	(4.7)	(5.8)	1.1
Net contract balance	$226.3	$193.7	$32.6
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The $32.6 increase in our net contract balance from December 31, 2021 to December 31, 2022 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During 2022, we recognized revenues of $38.0 related to our contract liabilities at December 31, 2021.
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

The components of lease expense were as follows:

	Year ended
	December 31, 2022	December 31, 2021
Operating lease cost (1)	$15.3	$13.5
Variable lease cost	0.4	0.1

Finance lease cost:
Amortization of right-of-use assets	$0.5	$0.6
Interest on lease liabilities	—	—
Total finance lease cost	$0.5	$0.6
__________________________
(1) Includes short-term lease cost of $3.7 and $4.3, at December 31, 2022 and 2021 respectively.
Supplemental cash flow information related to leases was as follows:

	Year ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$11.4	$9.4
Operating cash flows from finance leases	—	—
Financing cash flows used in finance leases	0.4	0.6
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	16.4	9.1
Finance lease right-of-use assets obtained in exchange for new lease obligations	—	0.4

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Operating Leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets	$46.3	$41.7	Other assets

Operating lease current liabilities	$10.1	$7.7	Accrued expenses
Operating lease non-current liabilities	33.8	31.5	Other long-term liabilities
Total operating lease liabilities	$43.9	$39.2

Finance Leases:
Finance lease assets	$0.7	$1.0	Property, plant and equipment, net

Finance lease current liabilities	$0.5	$0.5	Current maturities of long-term debt
Finance lease non-current liabilities	0.2	0.6	Long-term debt
Total finance lease liabilities	$0.7	$1.1

The weighted average remaining lease terms (years) of our leases as of December 31, 2022 and December 31, 2021, were as follows:

	December 31,
	2022	2021
Operating Leases	6.0	6.6
Finance Leases	1.7	2.3

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.0% and 3.1% at December 31, 2022 and 2021, respectively, and finance leases was 2.9% and 3.0% at December 31, 2022 and 2021, respectively.

The future minimum payments under our operating and finance leases were as follows as of December 31, 2022:

	Operating Leases	Finance Leases	Total

Next 12 months	$11.1	$0.5	$11.6
12 to 24 months	10.8	0.2	11.0
24 to 36 months	6.1	—	6.1
36 to 48 months	4.9	—	4.9
48 to 60 months	4.4	—	4.4
Thereafter	10.5	—	10.5
Total lease payments	47.8	0.7	48.5
Less imputed interest	3.9	—	3.9
Total	$43.9	$0.7	$44.6
(7) Information on Reportable Segments
We are a global supplier of highly specialized, engineered solutions with operations in 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Segment Income is determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition-related costs. This is consistent with the way our CODM evaluates the results of each segment.
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
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, fare collection systems, communication technologies, and obstruction lighting. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa and Asia.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Revenues:
HVAC reportable segment	$913.8	$752.1	$740.8
Detection and Measurement reportable segment	547.1	467.4	387.3
Consolidated revenues	$1,460.9	$1,219.5	$1,128.1

Income:
HVAC reportable segment	$135.5	$107.7	$106.2
Detection and Measurement reportable segment	114.1	92.9	80.9
Total income for segments	249.6	200.6	187.1
Corporate expense	68.6	60.5	49.7
Acquisition related and other costs (1)	1.9	5.1	1.3
Long-term incentive compensation expense	10.9	12.8	13.1
Amortization of intangible assets	28.5	21.6	14.0
Impairment of goodwill and intangible assets (2)	13.4	30.0	0.7
Special charges, net	0.4	1.0	2.4
Other operating (income) expense, net (3)	74.9	(4.1)	9.0
Consolidated operating income	$51.0	$73.7	$96.9

Capital expenditures:
HVAC reportable segment	$10.1	$5.3	$7.0
Detection and Measurement reportable segment	4.6	3.4	2.7
General corporate	1.2	0.9	5.6
Total capital expenditures	$15.9	$9.6	$15.3
Depreciation and amortization:
HVAC reportable segment	$20.5	$11.5	$11.0
Detection and Measurement reportable segment	23.5	28.0	17.6
General corporate	2.4	2.8	3.3
Total depreciation and amortization	$46.4	$42.3	$31.9

	2022	2021	2020
Identifiable assets:
HVAC reportable segment	$853.3	$808.4	$632.2
Detection and Measurement reportable segment	920.1	835.4	772.5
General corporate and eliminations (4)	114.6	406.4	45.6
Insurance recovery assets (5)	—	526.2	496.4
Discontinued operations	42.9	52.2	387.0
Total identifiable assets	$1,930.9	$2,628.6	$2,333.7
Geographic Areas:
Revenues: (6)
United States	$1,223.5	$991.5	$935.7
China	51.0	57.9	41.7
United Kingdom	96.5	80.1	88.4
Other	89.9	90.0	62.3
	$1,460.9	$1,219.5	$1,128.1

Tangible Long-Lived Assets:
United States	$275.0	$762.4	$695.6
Other	35.0	37.8	26.8
Long-lived assets of continuing operations	310.0	800.2	722.4
Long-lived assets of discontinued operations, DBT and Heat Transfer	19.3	28.0	109.1
Total tangible long-lived assets	$329.3	$828.2	$831.5

_______________________________________________________________
(1)Represents cost incurred in connection with acquisitions of $1.9, $3.3, and $1.3, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with these acquisitions of $1.1, $2.6 and $0.3 during the years ended December 31, 2022, 2021 and 2020, respectively. The year ended December 31, 2021 also includes a non-cash impairment charge of $1.8.
(2)The year ended December 31, 2022 includes impairment charges of $12.9 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. The year ended December 31, 2021 includes impairment charges of $29.5 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks. The year ended December 31, 2020 includes impairment charges of $0.7 related to certain other trademarks.
(3)The year ended December 31, 2022 includes a loss on the Asbestos Portfolio Sale of $73.9 as well as charges of $2.3 for asbestos product liability matters incurred prior to the Asbestos Portfolio Sale, partially offset by a reduction in the fair value/liability associated with contingent consideration related to the ECS acquisition of $1.3. For 2021, includes income of $24.3 and $6.7 related to the reduction of the liabilities associated with contingent consideration for the ULC and ECS acquisitions, respectively, partially offset by charges of (i) $26.3 for asbestos product liability matters and (ii) $0.6 related to revisions to the liability associated with the contingent consideration for the Sensors & Software acquisition. For 2020, includes charges of $9.4 for asbestos product liability matters, net of a gain of $0.4 related to revisions to certain liabilities retained in connection with the 2016 sale of the dry cooling business.

(4)General corporate and eliminations is comprised of general corporate assets and includes elimination or netting of intercompany amounts, primarily related to certain deferred tax balances and cash management arrangements.

(5)Insurance recovery assets were associated with asbestos product liability matters. As indicated in Note 1, we divested these assets on November 1, 2022 in connection with the Asbestos Portfolio Sale. Refer to Notes 1 and 4 for additional details.
(6)Revenues are included in the above geographic areas based on the country that recorded the revenue.
(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $0.4 in 2022, $1.0 in 2021, and $2.4 in 2020. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Special charges for the years ended December 31, 2022, 2021 and 2020 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2022	2021	2020
Employee termination costs	$0.1	$1.0	$1.0
Other cash costs, net	—	—	1.0
Non-cash asset write-downs	0.3	—	0.4
Total	$0.4	$1.0	$2.4
2022 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	—	—	0.3	0.3
Corporate	—	—	—	—
Total	$0.1	$—	$0.3	$0.4

HVAC – Charges for 2022 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses. This action resulted in the termination of 2 employees.

Detection & Measurement – Charges for 2022 related to asset impairment charges associated with the relocation of certain operations at the segment’s obstruction lighting business.

2021 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	0.9	—	—	0.9
Corporate	—	—	—	—
Total	$1.0	$—	$—	$1.0

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
2020 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.5	$—	$—	$0.5
Detection and Measurement reportable segment	0.3	—	—	0.3
Corporate	0.2	1.0	0.4	1.6
Total	$1.0	$1.0	$0.4	$2.4

HVAC — Charges for 2020 related to severance costs associated with restructuring actions at the segment’s Cooling Americas and heating businesses. These actions resulted in the termination of 11 employees.

Detection & Measurement — Charges for 2020 related to severance costs for a restructuring action at the segment's fare collection systems business. The action resulted in the termination of 5 employees.
Corporate — Charges for 2020 related primarily to (i) asset impairment and other charges associated with the move to a new corporate headquarters and (ii) cost incurred for a legal entity reorganization initiative.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Balance at beginning of year	$0.3	$0.9	$0.4
Special charges (1)	0.1	1.0	2.0
Utilization — cash	(0.4)	(1.6)	(1.5)
Balance at the end of year	$—	$0.3	$0.9
___________________________________________________________________
(1)The years ended December 31, 2022, 2021 and 2020 excluded $0.3, $0.0 and $0.4, respectively, of non-cash charges that impacted special charges but not the restructuring liabilities.
(9) Inventories, Net
Inventories are accounted for under the first-in, first-out method and are comprised of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Finished goods	$73.0	$55.1
Work in process	25.7	21.1
Raw materials and purchased parts	145.3	113.6
Total inventories	$244.0	$189.8
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2022, were as follows:

	December 31, 2021	Goodwill Resulting from Business Combinations (1)	Impairments (2)	Foreign Currency Translation	December 31, 2022
HVAC reportable segment
Gross goodwill	$528.9	$8.9	$—	$(8.3)	$529.5
Accumulated impairments	(334.1)	—	—	5.9	(328.2)
Goodwill	194.8	8.9	—	(2.4)	201.3
Detection and Measurement reportable segment
Gross goodwill	424.9	11.0	—	(10.7)	425.2
Accumulated impairments	(162.4)	—	(12.0)	3.2	(171.2)
Goodwill	262.5	11.0	(12.0)	(7.5)	254.0
Total
Gross goodwill	953.8	19.9	—	(19.0)	954.7
Accumulated impairments	(496.5)	—	(12.0)	9.1	(499.4)
Goodwill	$457.3	$19.9	$(12.0)	$(9.9)	$455.3
___________________________________________________________________

(1) Reflects (i) goodwill acquired with the ITL acquisition of $10.8, (ii) an increase in Sealite’s goodwill of $0.2 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Cincinnati Fan’s goodwill of $8.9 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the ITL acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

(2) During the fourth quarter of 2022, in connection with the annual impairment analyses of ULC’s goodwill and indefinite-lived intangible assets, we determined that the carrying value of ULC’s net assets exceeded the estimated fair value of the business, resulting in an impairment charge of $12.9, with $12.0 related to goodwill and $0.9 to the ULC trademarks. After such impairment charge, ULC had no goodwill and $5.4 of trademarks included in our consolidated balance sheet as of December 31, 2022.

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
___________________________________________________________________

(1) Reflects (i) goodwill acquired with the Sealite, ECS and Cincinnati Fan acquisitions of $47.7, $25.9 and $46.0, respectively, (ii) and increase in ULC’s goodwill of $3.1 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Sensors & Software's goodwill of $2.0 resulting from revisions to the valuation of certain assets and liabilities.
(2) As indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial performance milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset to “Other operating (income) expense, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill. As such, we performed quantitative analyses of ULC’s goodwill and indefinite-lived intangible assets for impairment during the third quarter of 2021. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $24.3 during the third quarter, with $23.3 related to goodwill and the remainder to trademarks. In connection with our annual impairment analyses of ULC’s goodwill and indefinite-lived intangibles, during the fourth quarter of 2021, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business by $5.2. As a result, we recorded impairment charges of $4.9 and $0.3 related to the business’s goodwill and trademarks, respectively.

Identifiable intangible assets were as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$198.9	$(41.7)	$157.2	$188.2	$(26.7)	$161.5
Technology	81.5	(18.4)	63.1	80.1	(11.9)	68.2
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	36.7	(24.1)	12.6	31.6	(18.0)	13.6
	321.6	(88.7)	232.9	304.4	(61.1)	243.3
Trademarks with indefinite lives (2)	168.7	—	168.7	172.2	—	172.2
Total	$490.3	$(88.7)	$401.6	$476.6	$(61.1)	$415.5
___________________________________________________________________
(1)The identifiable intangible assets associated with the ITL acquisition consist of customer relationships of $14.0, definite-lived trademarks of $3.0, technology of $2.9, and non-compete agreements of $2.6.
(2)During the fourth quarter of 2022, in connection with our annual impairment analyses, we recorded impairment charges of $1.4, with $0.9 related to ULC’s trademarks (see above) and the remainder to certain other trademarks. Other changes during 2022 related primarily to foreign currency translation.
Amortization expense was $28.5, $21.6 and $14.0 for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense is approximately $25.0 for 2023 and each of the four years thereafter.
At December 31, 2022, the net carrying value of intangible assets with determinable lives consisted of $94.6 in the HVAC reportable segment and $138.3 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $105.0 in the HVAC reportable segment and $63.7 in the Detection and Measurement reportable segment.
As indicated in Note 1, we review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter. In addition, we test goodwill for impairment on a more frequent basis if there are indications of potential impairment. In reviewing goodwill for impairment, we initially perform a qualitative analysis. If there is an indication of impairment, we then perform a quantitative analysis. During the fourth quarter of 2022, we performed quantitative analyses on the goodwill of our Cincinnati Fan and ULC reporting units. The Cincinnati Fan analysis indicated that the fair value of its net assets exceeded the related carrying value by less than 10%. A change in assumptions used in Cincinnati Fan’s quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If Cincinnati Fan is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2022, Cincinnati Fan’s goodwill totaled $54.8. As previously discussed, our fourth quarter 2022 quantitative analysis of the ULC reporting unit resulted in an impairment charge of $12.9, with $12.0 related to goodwill and $0.9 to the ULC trademarks. After recording this impairment charge, there is no goodwill remaining related to the ULC acquisition.

Our quantitative analysis of trademarks is based on applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. In addition to the impairment charges related to the ULC trademarks of $0.9 and $1.3, respectively, during 2022 and 2021, we recorded impairment charges of $0.5, $0.5 and $0.7, respectively, during 2022, 2021, and 2020 related to certain other trademarks.
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
The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching the longer duration pension liabilities. The bonds strategy also includes a high yield element, although minimal, which is generally shorter in duration. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to global versus regional markets, fund types and fund managers. A small portion of U.S. plan assets (Level 3 assets) is allocated to private equity partnerships and real estate asset fund investments for diversification, providing opportunities for above market returns.
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2022 or 2021.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2022 and 2021, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2022	2021	2022
Fixed income common trust funds	68%	67%	65%
Commingled global fund allocation	6%	6%	6%
Global equity common trust funds	15%	15%	15%
U.S. Government securities	8%	10%	12%
Short-term investments and other (1)	3%	2%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2022	2021	2022
Global equity common trust funds	11%	9%	11%
Fixed income common trust funds	65%	61%	66%
Commingled global fund allocation	23%	27%	23%
Non-U.S. Government securities	—%	—%	—%
Short-term investments (1)	1%	3%	—%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2022, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$196.4	$—	$196.4	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	13.9	—	13.9	—
Equity securities:
Global equity common trust funds (1) (3)	38.0	—	38.0	—
Alternative investments:
Commingled global fund allocations (1) (4)	37.2	—	37.2	—
Other:
Short-term investments (5)	6.0	6.0	—	—
Other	0.9	—	—	0.9
Total	$292.7	$6.0	$285.8	$0.9

The fair values of pension plan assets at December 31, 2021, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$291.2	$—	$291.2	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	25.8	—	25.8	—
Equity securities:
Global equity common trust funds (1) (3)	58.0	—	58.0	—
Alternative Investments:
Commingled global fund allocations (1) (4)	67.4	—	67.4	—
Other:
Short-term investments (5)	10.4	10.4	—	—
Other	0.9	—	—	0.9
Total	$454.0	$10.4	$442.7	$0.9
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
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2022, we made no contributions to our qualified domestic pension plans, and direct benefit payments of $5.6 to our non-qualified domestic pension plans. In 2023, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.3 to our non-qualified domestic pension plans.
In 2022, we made contributions of $1.0 to our foreign pension plans. In 2023, we expect to make contributions of $0.9 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2022, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2022 to measure our obligations and include benefits attributable to estimated future employee service.

Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2023	$24.1	$6.6
2024	24.2	5.5
2025	23.0	6.5
2026	24.5	6.3
2027	23.6	6.7
Subsequent five years	92.4	35.5
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $47.3 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2022	2021	2022	2021
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$335.4	$364.7	$182.4	$192.2
Service cost	—	—	—	—
Interest cost	10.5	8.4	3.7	3.4
Actuarial gains	(66.4)	(12.9)	(52.7)	(4.8)
Settlements	(17.1)	(10.5)	—	(3.0)
Benefits paid	(15.5)	(14.3)	(6.9)	(5.1)
Foreign exchange and other	—	—	(17.0)	(0.3)
Projected benefit obligation — end of year	$246.9	$335.4	$109.5	$182.4
The actuarial gains and losses for all pension plans in 2022 and 2021 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets — beginning of year	$260.4	$279.8	$193.6	$198.3
Actual return on plan assets	(56.6)	(0.1)	(54.4)	3.6
Contributions (employer and employee)	5.6	5.5	1.0	0.9
Settlements	(17.1)	(10.5)	—	(3.0)
Benefits paid	(15.5)	(14.3)	(6.9)	(5.1)
Foreign exchange and other	—	—	(17.4)	(1.1)
Fair value of plan assets — end of year	$176.8	$260.4	$115.9	$193.6
Funded status at year-end	$(70.1)	$(75.0)	$6.4	$11.2
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1.8	$2.2	$6.5	$11.4
Accrued expenses	(5.1)	(5.2)	—	—
Other long-term liabilities	(66.8)	(72.0)	(0.1)	(0.2)
Net amount recognized	$(70.1)	$(75.0)	$6.4	$11.2
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service costs (credits)	$—	$(0.1)	$1.0	$1.2

The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2022 and 2021:

	Domestic Pension Plans		Foreign Pension Plans
	2022	2021	2022	2021
Projected benefit obligation	$242.1	$329.0	$0.1	$0.2
Accumulated benefit obligation	242.1	329.0	0.1	0.2
Fair value of plan assets	170.2	251.8	—	—
The accumulated benefit obligation for all domestic and foreign pension plans was $246.9 and $109.5, respectively, at December 31, 2022 and $335.4 and $182.4, respectively, at December 31, 2021.
Components of Net Periodic Pension Benefit (Income) Expense — Net periodic pension benefit (income) expense for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	10.5	8.4	10.8
Expected return on plan assets	(8.2)	(8.7)	(9.5)
Amortization of unrecognized prior service credits	(0.1)	(0.1)	(0.1)
Recognized net actuarial (gains) losses (1)	(1.6)	(4.2)	4.7
Total net periodic pension benefit (income) expense	$0.6	$(4.6)	$5.9
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, and settlement losses.
Foreign Pension Plans

	Year ended December 31,
	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	3.7	3.4	3.8
Expected return on plan assets	(5.6)	(5.8)	(5.7)
Amortization of unrecognized prior service costs	0.1	—	—
Recognized net actuarial (gains) losses (1)	6.4	(1.8)	0.2
Total net periodic pension benefit (income) expense	$4.6	$(4.2)	$(1.7)
___________________________________________________________________
(1)Consists of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets.

Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2022	2021	2020
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate (1)	3.99%	2.35%	3.16%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.23%	3.22%	3.75%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.54%	2.83%	2.35%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.19%	1.76%	2.27%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	3.44%	3.31%	3.81%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.15%	2.19%	1.76%
Rate of increase in compensation levels	N/A	N/A	N/A
___________________________________________________________________
(1) The discount rate for the year ended December 31, 2022 includes adjustments due to remeasurements in the U.S. Plan during the second and third quarters.
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
Postretirement Benefit Plans
Transfer of Retiree Life Insurance Benefits - On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration paid to the insurance carrier of $10.0. This transaction resulted in a settlement loss of $0.7 recorded to “Other income (expense), net” during 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in an actuarial gain of $0.4 recorded to “Other income (expense), net”.

Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2022, we made benefit payments of $4.4 to our postretirement benefit plans. Following is a summary, as of December 31, 2022, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2022 to measure our obligations and include benefits attributable to estimated future employee service.

Postretirement Payments
2023	$4.1
2024	3.7
2025	3.3
2026	3.0
2027	2.7
Subsequent five years	10.1
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2022	2021
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$51.7	$60.5
Interest cost	1.1	1.0
Loss on settlement of retiree life insurance benefits	0.7	—
Actuarial gains	(7.0)	(3.9)
Transfer to insurance carrier for cash consideration	(10.0)	—
Benefits paid	(4.4)	(5.9)
Projected postretirement benefit obligation — end of year	$32.1	$51.7
Funded status at year-end	$(32.1)	$(51.7)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(4.0)	$(5.9)
Other long-term liabilities	(28.1)	(45.8)
Net amount recognized	$(32.1)	$(51.7)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(11.1)	$(15.5)
The actuarial gains and losses for our postretirement benefit plans in 2022 and 2021 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit (income) expense included the following components:

	Year ended December 31,
	2022	2021	2020
Service cost	$—	$—	$—
Interest cost	1.1	1.0	1.6
Amortization of unrecognized prior service credits	(4.4)	(4.7)	(4.7)
Settlement loss (1)	0.7	—	—
Recognized net actuarial (gains) losses	(7.0)	(3.9)	1.9
Net periodic postretirement benefit income	$(9.6)	$(7.6)	$(1.2)
___________________________________________________________________
(1)Relates to the transfer of the retiree life insurance benefits obligation.

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2022	2021	2020
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2027	2027
Discount rate used in determining net periodic postretirement benefit expense (1)	2.84%	2.00%	2.97%
Discount rate used in determining year-end postretirement benefit obligation	5.50%	2.56%	2.00%
___________________________________________________________________
(1) The discount rate for the year ended December 31, 2022 includes an adjustment due to a remeasurement in the Plans that took place in the first quarter.
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
Defined Contribution Retirement Plans
We maintain a defined contribution retirement plan (the “DC Plan”) pursuant to Section 401(k) of the U.S. Internal Revenue Code. Under the DC Plan, eligible U.S. employees may voluntarily contribute up to 50% of their compensation into the DC Plan and we match a portion of participating employees’ contributions. Our matching contributions are primarily made in newly issued shares of SPX common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of SPX common stock held by employees.
Under the DC Plan, we contributed 0.149, 0.135 and 0.192 shares of our common stock to employee accounts in 2022, 2021 and 2020, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $7.8 in 2022, $7.8 in 2021 and $7.7 in 2020 as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in SPX common stock, although SPX common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $13.8 and $18.3 at December 31, 2022 and 2021, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During 2022, 2021 and 2020, we recorded compensation expense of $0.2, $0.2 and $0.2, respectively, relating to our matching contributions to the SRSP.

(12)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2022	2021	2020
Income (loss) from continuing operations:
United States	$(37.7)	$17.2	$39.6
Foreign	64.8	52.7	39.0
	$27.1	$69.9	$78.6
(Provision for) benefit from income taxes:
Current:
United States	$(18.9)	$(5.4)	$(0.7)
Foreign	(9.8)	(6.9)	(3.8)
Total current	(28.7)	(12.3)	(4.5)
Deferred and other:
United States	17.2	0.8	(0.3)
Foreign	4.2	0.6	—
Total deferred and other	21.4	1.4	(0.3)
Total provision	$(7.3)	$(10.9)	$(4.8)

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2022	2021	2020
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	9.6%	0.4%	1.8%
U.S. credits and exemptions	(13.4)%	(20.4)%	(4.4)%
Foreign earnings/losses taxed at different rates	(9.7)%	12.6%	(4.6)%
Nondeductible expenses	7.7%	3.3%	2.2%
Adjustments to uncertain tax positions	(9.4)%	(2.4)%	(4.4)%
Changes in valuation allowance (1)	(19.6)%	47.9%	(0.6)%
Share-based compensation	(6.4)%	(1.8)%	(3.6)%
Capital loss (1)	—%	(42.5)%	—%
Goodwill impairment and basis adjustments	(3.9)%	7.3%	—%
Statutory rate changes	—%	2.1%	—%
Adjustments to contingent consideration	(0.9)%	(8.9)%	—%
Non-deductible loss on Asbestos Portfolio Sale (2)	53.7%	—%	—%
Other	(1.8)%	(3.0)%	(1.3)%
	26.9%	15.6%	6.1%
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

(2) The income tax benefit associated with the loss of $73.9 on the Asbestos Portfolio Sale totaled $1.1.

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
NOL and credit carryforwards	$77.3	$118.6
Pension, other postretirement and postemployment benefits	26.1	31.1
Payroll and compensation	15.6	16.3
Legal, environmental and self-insurance accruals	15.7	35.9
Working capital accruals	17.5	17.0
Research and experimental expenditures	13.6	—
Other	8.1	9.8
Total deferred tax assets	173.9	228.7
Valuation allowance	(69.1)	(89.8)
Net deferred tax assets	104.8	138.9
Deferred tax liabilities:
Intangible assets recorded in acquisitions	84.5	79.4
Basis difference in affiliates	15.3	19.8
Accelerated depreciation	14.4	13.3
Deferred income	—	20.2
Other	16.2	16.8
Total deferred tax liabilities	130.4	149.5
	$(25.6)	$(10.6)
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
At December 31, 2022, we had $24.9 of federal, $242.9 of state, and $171.0 of foreign tax loss carryforwards available. We also had federal and state tax credit carryforwards of $6.9. Of these amounts, $8.4 expire in 2023 and $235.7 expire at various times between 2024 and 2040. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. Our valuation allowance decreased by $20.7 in 2022 and by $2.2 in 2021. The 2022 decrease was primarily driven by the utilization of certain attributes in foreign jurisdictions.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year-to-year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2022, we had $225.6 of undistributed earnings of our foreign subsidiaries. The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2022, we had gross and net unrecognized tax benefits of $4.5 and $4.0, respectively. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2021 and 2020, we had gross unrecognized tax benefits of $7.1 (net unrecognized tax benefits of $6.4) and $13.6 (net unrecognized tax benefits of $11.0), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision/benefit. As of December 31, 2022, gross accrued interest totaled $1.9 (net accrued interest of $1.7), while the related amounts as of December 31, 2021 and 2020 were $2.6 (net accrued interest of $2.2) and $3.8 (net accrued interest of $3.0), respectively. Our income tax provision for the years ended December 31, 2022, 2021, and 2020 included gross interest income of $0.6, $1.0, and $0.2, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2022, 2021, and 2020, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefit — opening balance	$7.1	$13.6	$17.2
Gross increases — tax positions in prior period	—	0.7	0.3
Gross decreases — tax positions in prior period	(0.7)	(6.4)	(2.2)
Gross increases — tax positions in current period	0.1	0.2	0.2
Settlements	—	—	(0.3)
Statute expirations	(1.9)	(1.1)	(1.7)
Change due to foreign currency exchange rates	(0.1)	0.1	0.1
Unrecognized tax benefit — ending balance	$4.5	$7.1	$13.6
Other Tax Matters
During 2022, our income tax provision was impacted most significantly by (i) the loss on the Asbestos Portfolio Sale (see Note 4) which generated a tax benefit of only $1.1, (ii) a tax benefit of $4.7 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets, primarily due to the 2022 Holding Company Reorganization (see Note 1), (iii) $3.0 of tax benefits related to statute expirations and other revisions to liabilities for uncertain tax positions, and (iv) $1.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the year.

During 2021, our income tax provision was impacted most significantly by (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.3 of income tax benefits related to various valuation allowance adjustments, primarily due to foreign tax credits for which the future realization is now considered likely, and (iii) a benefit of $3.5 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims, partially offset by $13.2 of tax expense associated with global intangible low-taxed income created by the liquidation of various entities.

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
(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2022:

	December 31, 2021	Borrowings	Repayments	Other (5)	December 31, 2022
Revolving loans	$—	$—	$—	$—	$—
Term loan (1)(2)	242.7	245.0	(243.7)	0.3	244.3
Trade receivables financing arrangement (3)	—	—	—	—	—
Other indebtedness (4)	3.3	0.1	(0.9)	—	2.5
Total debt	246.0	$245.1	$(244.6)	$0.3	246.8
Less: short-term debt	2.2				1.8
Less: current maturities of long-term debt	13.0				2.0
Total long-term debt	$230.8				$243.0
_____________________________________________________________
(1)As noted below, we amended our senior credit agreement on August 12, 2022. The amendment made available a new term loan facility in the amount of $245.0, the proceeds of which were primarily used to repay the outstanding balance of $237.4 under the then-existing term loan facility.

(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 and $1.0 at December 31, 2022 and December 31, 2021, respectively.

(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2022, we had $45.7 of available borrowing capacity under this facility.
(4)Primarily includes balances under a purchase card program of $1.8 and $2.2 and finance lease obligations of $0.7 and $1.1 at December 31, 2022 and December 31, 2021, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2022 are $2.0, $7.9, $12.3, $12.3, and $211.2 respectively.
Senior Credit Facilities
On August 12, 2022, we entered into the Credit Agreement to, among other things, extend the term of the facilities under the Credit Agreement (with the aggregate of each facility comprising the “Senior Credit Facilities”) and provide for committed senior secured financing with an aggregate amount of $770.0 which consists of the following facilities at December 31, 2022 (each with a final maturity of August 12, 2027):

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

•Establishes per annum fees charged and applies interest rate margins, as follows:

Consolidated Leverage Ratio	Revolving Commitment Fee	Financial Letter of Credit Fee	Foreign Credit Instrument (“FCI”) Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Term Secured Overnight Financing Rate (“SOFR”) Loans/Alternative Currency Loans	ABR Loans
Greater than or equal to 3.00 to 1.00	0.275%	1.750%	0.275%	1.000%	1.750%	0.750%
Between 2.00 to 1.00 and 3.00 to 1.00	0.250%	1.500%	0.250%	0.875%	1.500%	0.500%
Between 1.50 to 1.00 and 2.00 to 1.00	0.225%	1.375%	0.225%	0.800%	1.375%	0.375%
Less than 1.50 to 1.00	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%

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

The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 5.8% at December 31, 2022.
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
Indebtedness under the Credit Agreement is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) or our domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries (with certain exceptions). If SPX obtains a corporate credit rating from Moody’s and S&P and such corporate credit rating is less than “Ba2” (or not rated) by Moody’s and less than “BB” (or not rated) by S&P, then SPX and our domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all of their assets. If SPX’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security is to be released and the indebtedness under the Credit Agreement will be unsecured.
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
At December 31, 2022, we had $489.0 of available borrowing capacity under our revolving credit facilities, after giving effect to $11.0 reserved for outstanding letters of credit. In addition, at December 31, 2022, we had $10.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $14.8 reserved for outstanding letters of credit.
At December 31, 2022, we were in compliance with all covenants of our Credit Agreement.
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
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2022 and 2021, the participating businesses had $1.8 and $2.2, respectively, outstanding under this arrangement.
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
In addition, we maintain uncommitted line of credit facilities in China and South Africa available to fund operations in these regions, when necessary, and at the discretion of the lender. At December 31, 2022, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In February 2020, and as a result of a December 2019 amendment that extended the maturity date of our senior credit facilities to December 17, 2024, we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $231.3, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin.

In connection with entering into the Credit Agreement, the Swaps were amended to be based on SOFR as opposed to LIBOR. As mentioned in Note 3, we applied the optional expedient per ASU No. 2020-04 and No. 2021-01 and, thus, continue to designate and account for our interest rate swap agreements as cash flow hedges. As of December 31, 2022 and 2021, the unrealized gain, net of tax, recorded in AOCI was $11.0 and $0.5, respectively. In addition, the fair value of our interest rate swap agreements was $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022, and $0.6 (with $2.5 recorded as a non-current asset and $1.9 as a current liability) as of December 31, 2021. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $6.9 and $8.7 outstanding as of December 31, 2022 and 2021, respectively, with all of the $6.9 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2022 and 2021.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
(15) Contingent Liabilities and Other Matters
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, product liability matters (which, prior to the Asbestos Portfolio Sale, were predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters totaled $39.5 and $658.8 at December 31, 2022 and 2021, respectively. Of these amounts, $30.8 and $584.3 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2022 and 2021, respectively, with the remainder included in “Accrued expenses.” The decline in liabilities is primarily related to the Asbestos Portfolio Sale. The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Asbestos Matters

Prior to the Asbestos Portfolio Sale, our asbestos-related claims were typical in certain of the industries in which we operate or pertain to legacy businesses we no longer operate. Our recorded assets and liabilities related to asbestos-related claims were as follows at December 31, 2021:

December 31,
2021
Insurance recovery assets (1)	$526.2
Liabilities for claims (2)	616.5
_____________________________________________________________
(1)Of these amounts, $473.6 are included in “Other assets” at December 31, 2021, while the remainder is included in “Other current assets.”
(2)Of these amounts, $561.4 are included in “Other long-term liabilities” at December 31, 2021, while the remainder is included in “Accrued expenses.”

The liabilities we recorded for asbestos-related claims were based on a number of assumptions. In estimating our liabilities for asbestos-related claims, we considered, among other things, the following:
•The number of pending claims by disease type and jurisdiction.
•Historical information by disease type and jurisdiction with regard to:
◦Average number of claims settled with payment (versus dismissed without payment); and
◦Average claim settlement amounts.
•The period over which we could reasonably project asbestos-related claims (projected through 2057 at December 31, 2021).

The assets we recorded for asbestos-related claims represented amounts that we believe we were entitled to recover under agreements we had with insurance companies. The amount of these assets was based on a number of assumptions, including the continued solvency of the insurers and our legal interpretation of our rights for recovery under the agreements we had with the insurers.

During the years ended December 31, 2022, 2021, and 2020, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $31.6, $53.9, and $35.4, were $20.1, $(0.3) and $19.3, respectively. The year ended December 31, 2021 includes insurance proceeds of $15.0, associated with the settlement of an asbestos insurance coverage matter.
During the years ended December 31, 2022, 2021, and 2020, we recorded charges of $24.2, $51.2, and $21.3, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8, $48.6 and $19.2 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2022, 2021, and 2020, respectively, and $5.4, $2.6, and $2.1, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has substantially completed its scope of work. Over such time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT’s remaining responsibilities relate largely to resolution of various claims, primarily between itself and one of its prime contractors, Mitsubishi Heavy Industries Power—ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD), or “MHI.”

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $58.4). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 732.6 (or $42.8), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI's failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying consolidated financial statements with respect to current or potential future claims against MHI.

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

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our accompanying consolidated statements of operations. On July 5, 2021, DBT received notice from MHI of its intent to seek final and binding arbitration in this matter. The hearing on this matter occurred in December 2022, with the ruling from such hearing yet to be received.

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our accompanying consolidated statements of operations.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. The remainder of the claims in both the interim notification and the revised version largely appear to be direct in nature (approximately South African Rand 790.0 or $46.1). On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $20.4) of MHI's revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI's other claims dismissed from the arbitration proceedings. On November 25, 2022, MHI notified DBT of its intent to refer the claims dismissed from the arbitration to a new dispute adjudication panel. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $23.8) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

MHI has made other claims against DBT totaling South African Rand 176.2 (or $10.3) and has also alleged that it has incurred additional remedial costs related to portions of DBT’s scope of work. DBT has numerous defenses against these claims, as well as claims, if any, that may result from the above unsubstantiated allegations, and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying consolidated financial statements with respect to these claims and allegations.

Bonds Issued in Favor of MHI - DBT is obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $24.4) that has been paid. On October 11, 2022, a dispute adjudication panel ruled MHI drew on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.0 at the time of payment) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7 at the time of payment). MHI paid these amounts on October 14, 2022. We have reflected the remaining South African Rand 327.5 (or $19.1) within “Assets of DBT and Heat Transfer” on the accompanying consolidated balance sheet as of December 31, 2022.

The remaining bond of South African Rand 29.2 (or $1.7) was issued to MHI as a performance guarantee in the event of a breach of DBT’s contractual obligations. In the event that MHI were to receive payment on a portion, or all, of the remaining bond, we would be required to reimburse the issuing bank.

In addition, SPX Technologies, Inc. has guaranteed DBT’s performance on these projects to the prime contractors, including MHI.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s sub-contractors. The sub-contractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our consolidated statements of operations.

Claim for Contingent Consideration Related to ULC Acquisition

In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 upon achievement of certain operating and financial performance milestones. At the time of the acquisition, we recorded a liability of $24.3, which represented the estimated fair value of the contingent consideration. During the third quarter of 2021, we concluded that the operational and financial performance milestones noted above were not achieved. As a result, we reversed the liability of $24.3 during the third quarter of 2021, with the offset recorded to “Other operating (income) expense, net.”

On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration totaling $15.0 linked to certain operating performance milestones. SPX has numerous defenses against this claim and, thus, we do not believe we have a probable loss associated with the claim.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 17 sites, that we own or control, as of December 31, 2022 (18 sites as of December 31, 2021). In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2022 and December 31, 2021, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
(16) Stockholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2022	2021	2020
Numerator:
Income from continuing operations	$19.8	$59.0	$73.8
Income (loss) from discontinued operations, net of tax	$(19.6)	$366.4	$25.2
Denominator:
Weighted-average number of common shares used in basic income per share	45.345	45.289	44.628
Dilutive securities — Employee stock options and restricted stock units	0.876	1.206	1.138
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.221	46.495	45.766
For the years ended December 31, 2022, 2021, and 2020, 0.240, 0.245, and 0.300, respectively, of unvested restricted stock units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2022, 2021, and 2020, 0.695, 0.627, and 0.793, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
On May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Credit Agreement. Pursuant to this re-authorization, during the second quarter of 2022, we repurchased 0.707 shares of our common stock for aggregate cash payments of $33.7. As of December 31, 2022, the remaining maximum approximate amount of our common stock that may be purchased under this authorization is $66.3.
At December 31, 2022, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2019	52.017	(7.814)	44.203
Restricted stock units	—	0.141	0.141
Other	0.688	—	0.688
Balance at December 31, 2020	52.705	(7.673)	45.032
Restricted stock units	—	0.130	0.130
Other	0.306	—	0.306
Balance at December 31, 2021	53.011	(7.543)	45.468
Restricted stock units	—	0.191	0.191
Share repurchases	—	(0.707)	(0.707)
Other	0.340	—	0.340
Balance at December 31, 2022	53.351	(8.059)	45.292

Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 3.851 shares of our common stock were available for grant at December 31, 2022 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”). Each RSU and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
PSU’s and RSU’s may be granted to certain eligible employees or non-employee directors in accordance with applicable equity compensation plan documents and agreements. Subject to participants’ continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee’s termination. PSU’s are eligible to vest at the end of the performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index, while the RSU’s vest based on the passage of time since grant date. PSU’s and RSU’s that do not vest within the applicable vesting period are forfeited.
We grant RSU’s to non-employee directors under the 2019 Plan. The 2022, 2021 and 2020 grants to non-employee directors generally vest over a 1 year-period, with the 2022 grants scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2023.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s and stock options totaled $10.9, $12.9 and $12.0 for the years ended December 31, 2022, 2021 and 2020, respectively, with the related tax benefit being $1.7, $2.2 and $2.0 for the years ended December 31, 2022, 2021 and 2020, respectively.
In years prior to 2020, annual long-term cash awards were granted to executive officers and other members of senior management. These awards were eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2022, 2021, and 2020 included $0.0, $(0.1) and $1.1, respectively, associated with long-term cash awards.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 1, 2022 and 2021, and February 20, 2020. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 1, 2022
SPX	43.04%	—%	1.44%	62.44%
Peer group within S&P 600 Capital Goods Index	50.98%	n/a	1.44%
March 1, 2021
SPX	42.88%	—%	0.25%	60.24%
Peer group within S&P 600 Capital Goods Index	51.25%	n/a	0.25%
February 20, 2020
SPX	29.47%	—%	1.35%	35.47%
Peer group within S&P 600 Capital Goods Index	34.93%	n/a	1.35%

Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU and RSU activity from December 31, 2019 through December 31, 2022:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2019	0.606	$36.17
Granted	0.277	46.61
Vested	(0.233)	31.49
Forfeited	(0.006)	41.37
December 31, 2020	0.644	42.32
Granted	0.243	57.24
Vested	(0.219)	37.40
Forfeited	(0.032)	53.69
December 31, 2021	0.636	49.14
Granted	0.307	48.72
Vested	(0.332)	44.16
Forfeited	(0.081)	53.41
December 31, 2022	0.530	$51.38
As of December 31, 2022, there was $9.8 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.9 years.

Stock Options
On March 1, 2022 and 2021, and February 20, 2020, we granted stock options totaling 0.105, 0.105, and 0.125, respectively. The exercise price per share of these options is $48.97, $58.34, and $50.09, respectively, and the maximum contractual term of these options is ten years.
The fair value of each stock option granted on March 1 2022 and 2021, and February 20, 2020 was $19.33, $23.49, and $17.40, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 1, 2022	March 1, 2021	February 20, 2020
Annual expected stock price volatility	38.62%	41.15%	33.48%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	1.61%	0.91%	1.41%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the March 1 2022 and 2021, and February 20, 2020 grants were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2019 through December 31, 2022.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	1.692	$19.05
Exercised	(0.412)	14.97
Forfeited	—	—
Granted	0.139	49.57
Options outstanding at December 31, 2020	1.419	23.21
Exercised	(0.123)	15.82
Forfeited	(0.008)	50.11
Granted	0.105	58.34
Options outstanding at December 31, 2021	1.393	26.35
Exercised	(0.191)	26.64
Forfeited	(0.043)	51.32
Granted	0.127	50.14
Options outstanding at December 31, 2022	1.286	$27.82

As of December 31, 2022, 1.092 of the above stock options were exercisable and there was $2.2 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.4 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2021	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(13.6)	11.7	0.1	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	(1.2)	(3.4)	(4.6)
Current-period other comprehensive income (loss)	(13.6)	10.5	(3.3)	(6.4)
Balance at December 31, 2022	$239.1	$11.0	$7.4	$257.5
__________________________________________________________________
(1) Net of tax provision of $3.7 and $0.1 as of December 31, 2022 and 2021, respectively.
(2) Net of tax provision of $2.7 and $3.7 as of December 31, 2022 and 2021, respectively. The balances as of December 31, 2022 and 2021 include unamortized prior service credits.
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

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2022 and 2021:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2022	2021
(Gains) losses on qualifying cash flow hedges:
FX forward contracts	$(0.1)	$—	Revenues
Commodity contracts	—	(3.8)	Income from discontinued operations, net of tax
Swaps	(1.5)	3.2	Interest expense
Pre-tax	(1.6)	(0.6)
Income taxes	0.4	0.2
	$(1.2)	$(0.4)
Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(4.4)	$(4.8)	Other income (expense), net
Income taxes	1.0	1.2
	$(3.4)	$(3.6)

Loss on reclassification of foreign currency translation adjustments:
DBT	$—	$19.9	Gain (loss) on disposition of discontinued operations, net of tax
Income taxes	—	—
	$—	$19.9
Common Stock in Treasury
During the years ended December 31, 2022, 2021 and 2020, “Common stock in treasury” was decreased by the settlement of restricted stock units, net of recipient tax withholdings, issued from treasury stock of $12.1, $7.7 and $8.4, respectively. During the year ended December 31, 2022, “Common stock in treasury” was increased by the previously mentioned repurchase of our common stock for aggregate cash payments of $33.7.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2022, 2021 or 2020.
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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. Also, at the time of sale, Balcke Dürr provided cash collateral of Euro 4.0 and the parent company of the buyer provided a guarantee of Euro 5.0 as a security for the above indemnifications (Euro 0.0 and Euro 0.0, respectively, at December 31, 2022). In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds and an asset for the estimated fair value of the cash collateral and indemnities provided. As of December 31, 2021, the guarantees had expired and bonds had been returned. Summarized below are the liability (related to the parent company guarantees and bank and surety bonds) and asset (related to the cash collateral and guarantee provided by the parent company of the buyer) recorded at the time of sale, along with the change in the liability and the asset during 2021 and 2020.

	Year ended
	December 31, 2021		December 31, 2020
	Guarantees and Bonds Liability (1)	Indemnification Assets (1)	Guarantees and Bonds Liability (1)	Indemnification Assets (1)
Balance at beginning of year	$1.8	$—	$2.0	$0.3
Reduction/Amortization for the period (2)	(1.7)	—	(0.4)	(0.3)
Impact of changes in foreign currency rates	(0.1)	—	0.2	—
Balance at end of period	$—	$—	$1.8	$—
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
Contingent Consideration for Sensors & Software, ECS, and ULC Acquisitions — In connection with the acquisition of Sensors & Software, the sellers were eligible for additional cash consideration of up to $3.7, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration totaled $1.3 as of December 31, 2021 with the amount reflected as a liability within the respective consolidated balance sheet. The $1.3 was paid during 2022.

As it relates to the ULC acquisition, and as indicated in Note 1, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration were not achieved, resulting in the reversal of the related liability of $24.3.

In connection with the acquisition of ECS, the seller was eligible for additional cash consideration of up to $15.0, with payment of such contingent consideration dependent upon the achievement of certain milestones. The estimated fair value of such contingent consideration was $8.2 as of the date of acquisition. During 2021, we concluded that the probability of achieving the financial performance milestone had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the contingent fair value/liability of $6.7. During 2022, we further reduced the fair value/liability by $1.3. The estimated fair value of such contingent consideration was $0.0 and $1.5 at December 31, 2022 and December 31, 2021, respectively, with the latter amount reflected as a liability within the respective consolidated balance sheet.

We estimate the fair value of contingent consideration based on the probability of the acquired business achieving the applicable milestones.

Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. Refer to Note 10 for additional details.
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
As of December 31, 2022, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security - We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements.

During the years ended December 31, 2022, 2021, and 2020, we recorded gains (losses) of $(3.0), $11.8 and $8.6, respectively, to “Other income (expense), net” related to changes in the estimated fair value of such equity security. In addition, we received a distribution during 2020 of $3.5 included within “cash flows from operating activities” in our consolidated statement of cash flows. As of December 31, 2022 and 2021, the equity security had an estimated fair value of $35.8 and $38.8, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2022 and December 31, 2021 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 13 for further details.
(18) Quarterly Results (Unaudited)

	First (3)		Second (3)		Third (3)		Fourth (3)
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$307.1	$287.2	$354.0	$296.6	$370.5	$285.7	$429.3	$350.0
Gross profit	104.0	104.4	124.6	102.3	133.1	95.8	162.2	129.3
Income (loss) from continuing operations, net of tax (1)	13.0	23.0	19.1	17.7	12.5	13.9	(24.8)	4.4
Income (loss) from discontinued operations, net of tax (1)(2)	(1.6)	3.8	(6.1)	44.2	(9.4)	316.4	(2.5)	2.0
Net income (loss)	$11.4	$26.8	$13.0	$61.9	$3.1	$330.3	$(27.3)	$6.4
Basic income (loss) per share of common stock:
Continuing operations, net of tax	$0.29	$0.51	$0.42	$0.39	$0.28	$0.31	$(0.55)	$0.10
Discontinued operations, net of tax	(0.04)	0.08	(0.13)	0.98	(0.21)	6.98	(0.05)	0.04
Net income (loss)	$0.25	$0.59	$0.29	$1.37	$0.07	$7.29	$(0.60)	$0.14
Diluted income (loss) per share of common stock:
Continuing operations, net of tax	$0.28	$0.50	$0.41	$0.38	$0.27	$0.30	$(0.55)	$0.10
Discontinued operations, net of tax	(0.03)	0.08	(0.13)	0.95	(0.20)	6.78	(0.05)	0.04
Net income (loss)	$0.25	$0.58	$0.28	$1.33	$0.07	$7.08	$(0.60)	$0.14
___________________________________________________________________

Note: The sum of the quarters' income per share may not equal the full year per share amounts.
(1) During the second and third quarters of 2022, we recognized pre-tax actuarial losses of $3.8 and $2.4, respectively, associated with our pension and postretirement benefit plans.

During the fourth quarter of 2022 and 2021, we recognized pre-tax actuarial gains of $8.0 and $9.9, respectively, associated with our pension and postretirement benefit plans.

During the third quarter of 2022, we recorded charges of $21.7 ($16.5 to continuing operations and $5.2 to discontinued operations) as a result of changes in estimates associated with the assets recorded for asbestos product liability matters.

During the fourth quarter of 2021, we recorded charges of $46.3 ($44.6 to continuing operations and $1.7 to discontinued operations) as a result of changes in estimates associated with the assets and liabilities recorded for asbestos product liability matters. See Note 15 for additional details.

During the fourth quarter of 2022, we recorded a loss of $73.9 as a result of the Asbestos Portfolio Sale.

During the fourth quarter of 2022, we recorded impairment charges of $13.4 related to (i) the goodwill and indefinite-lived intangible assets of ULC ($12.9) and (ii) certain other indefinite-lived intangible assets ($0.5).

During the fourth quarter of 2021, we recorded impairment charges of $5.7 related to (i) the goodwill and indefinite-lived intangible assets of ULC ($5.2) and (ii) certain other indefinite-lived intangible assets ($0.5).

(2) During the second quarter of 2021, we recorded tax benefits of $33.0 in “Income from discontinued operations, net of tax” including (i) $28.6 for the excess tax basis in the stock of Transformer Solutions and (ii) $4.4 for previously unrecognized state net operating losses, each as a result of the definitive agreement to sell the business.

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $357.7 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the third quarter 2021.

During the fourth quarter of 2021, we increased the gain on the sale of Transformer Solutions by $24.5, with the additional gain related primarily to the utilization of income tax benefits associated with liquidating certain recently acquired entities.

In the fourth quarter of 2021, and in connection with the completion of the wind-down of our DBT business, we recorded a charge of $19.9 to discontinued operations to reflect the write-off of historical currency translation amounts associated with DBT that had been previously reported within “Stockholders’ equity.”

(3) We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2022 were April 2, July 2 and October 1, compared to the respective April 3, July 3 and October 2, 2021 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2022 and had one more day in the fourth quarter of 2022 than in the respective 2021 periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2022, the internal control over financial reporting of ITL, which was acquired on March 31, 2022. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and revenues of ITL represented less than 1% of our consolidated total assets and revenues for the year ended December 31, 2022. See a discussion of this acquisition in Note 1 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

As a result of the Asbestos Portfolio Sale, the associated risks and controls related to the insurance recovery assets for the alleged asbestos-containing materials no longer exist, nor does the corresponding material weakness identified to have existed at December 31, 2021.

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, pursuant to Exchange Act Rule 13a-15(d), other than the divestiture effected by the Asbestos Portfolio Sale, as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SPX Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at International Tower Lighting, LLC (“ITL”), which was acquired on March 31, 2022, and whose aggregate total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and aggregate revenues constitute less than 1% of the related amounts in the Company’s consolidated financial statements as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at ITL.
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
February 23, 2023

ITEM 9B. Other Information
Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 54, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.

Mark A. Carano, 53, Vice President, Chief Financial Officer and Treasurer since January 2023. Mr. Carano joined SPX from Insteel Industries Inc., where he served as Senior Vice President and Chief Financial Officer for two years. Mr. Carano was the Chief Financial Officer for Big River Steel from 2019 to 2020. Before joining Big River Steel in 2019, Mr. Carano spent six years with Babcock & Wilcox Enterprises, Inc., where he served most recently as Senior Vice President, Finance & Controller, for the Industrial Segment. His career with Babcock & Wilcox included roles as Senior Vice President, Corporate Development, Strategy and Corporate Treasurer. Before joining the industrial sector, Mr. Carano held executive roles within the financial services providers including Bank of America, Deutsche Bank and First Union Securities. He began his career with FMI, a consulting and trade organization.

J. Randall Data, 57, President, South Africa and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.

Sean McClenaghan, 57, President, Global Cooling since September 2022. Mr. McClenaghan joined SPX from Reliance Worldwide Corporation (“RWC”) where he served as Chief Executive Officer for the Americas business for 8 years. Before joining RWC in 2014, Mr. McClenaghan spent over fifteen years in various strategic consulting and business development roles with McKinsey & Company, CHB Capital Partners, and Egon Zehnder. He began his career with DuPont holding positions ranging from Process Control Design Engineer to Plant Manager to Global Business Manager. He received an MBA from Harvard University and a Bachelor of Chemical Engineering from The Georgia Institute of Technology. Mr. McClenaghan is a member of the Board of Directors for Sto Corp.

John W. Nurkin, 53, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.

John W. Swann, III, 52, President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.

NaTausha H. White, 51, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.

c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.
d)Code of Ethics.

We have adopted a Code of Ethics and Business Conduct that applies to all our directors, officers, and employees, including our chief executive officer and senior financial and accounting officers. Our Code of Ethics and Business Conduct requires each director, officer, and employee to avoid conflicts of interest; comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in the best interest of our Company and our stockholders. In addition, our Code of Ethics and Business Conduct acknowledges special ethical obligations for financial reporting. We maintain a current copy of our Code of Ethics and Business Conduct, and we will promptly post any amendments to or waivers of our Code of Ethics and Business Conduct regarding our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website (www.spx.com) under the heading “Investor Relations—Corporate Governance—Commitment to Ethics and Compliance.”
e)Information regarding our Audit Committee and Governance and Sustainability Committee is set forth in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Executive Compensation” (other than the information appearing under the heading “Pay Versus Performance”) and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

P A R T    I V
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 53 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 53 of this Form 10-K.
3.Exhibits. See Index to Exhibits.

ITEM 16. Form 10-K Summary
We have chosen not to include an optional summary of the information required by this Form 10-K. For a reference to the information in this Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of February, 2023.

SPX TECHNOLOGIES, INC. (Registrant)
By	/s/ MARK A. CARANO
Mark A. Carano Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23rd day of February, 2023.

/s/ EUGENE J. LOWE, III	/s/ MARK A. CARANO
Eugene J. Lowe, III President and Chief Executive Officer	Mark A. Carano Vice President, Chief Financial Officer and Treasurer
/s/ PATRICK J. O’LEARY	/s/ RICKY D. PUCKETT
Patrick J. O’Leary Director	Ricky D. Puckett Director
/s/ DAVID A. ROBERTS	/s/ RUTH G. SHAW
David A. Roberts Director	Ruth G. Shaw Director
/s/ ROBERT B. TOTH	/s/ ANGEL S. WILLIS
Robert B. Toth Director	Angel S. Willis Director
/s/ MEENAL A. SETHNA	/s/ TANA L. UTLEY
Meenal A. Sethna Director	Tana L. Utley Director
/s/ MICHAEL A. REILLY
Michael A. Reilly Chief Accounting Officer and Vice President, Finance

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	—
Agreement and Plan of Merger, dated as of August 11, 2022, by and among SPX Corporation, SPX Technologies, Inc. and SPX Merger, LLC, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 15, 2022 (File no. 1-6948).

2.2	—
Sale and Purchase Agreement, dated as of November 1, 2022, among SPX Technologies, Inc., SPX, LLC, The Marley-Wylain Company, LLC, SPX Cooling Technologies, LLC, and Canvas Holdco, LLC, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 7, 2022 (File no. 1-6948).

2.3	—
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on September 28, 2015 (File no. 1-6948).

2.4	—
Stock Purchase Agreement among SPX Corporation, SPX Transformer Solutions, Inc., GE Prolec Transformers, Inc. and Prolec GE Internacional, S. DE RL. DE CV. dated as of June 8, 2021, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on June 9, 2021 (File no. 1-6948).

3.1	—
Amended and Restated Certificate of Incorporation of SPX Technologies, Inc., dated August 15, 2022, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 15, 2022 (File no. 1-6948).

3.2	—	By-laws of SPX Technologies, Inc., Amended and Restated on December 12, 2022, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 13, 2022 (File no. 1-6948).
4.1	—	Description of Capital Stock, incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 15, 2022 (File no. 1-6948).
10.1	—
Amended and Restated Credit Agreement, dated as of August 12, 2022, by and among SPX Enterprises, LLC, as the U.S. Borrower, SPX Corporation, as the Parent, the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as the Administrative Agent and the Swingline Lender, Deutsche Bank AG, as the Foreign Trade Facility Agent, and the Issuing Lenders, FCI Issuing Lenders and Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 15, 2022 (File no. 1-6948).

10.2	—
Assumption Agreement, dated as of August 23, 2022, among SPX Technologies, Inc., the other loan parties party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2022 (File no. 1-6948).

10.3	—
First Amendment to Amended and Restated Credit Agreement and Amendment to Amended and Restated Guarantee and Collateral Agreement, dated as of August 23, 2022, between SPX Enterprises, LLC and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 24, 2022 (File no. 1-6948).

†10.6	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on September 28, 2015 (File no. 1-6948).

*†10.7	—
SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Appendix E of the definitive proxy statement of SPX Corporation for its 2006 Annual Meeting of Stockholders, filed April 3, 2006 (File no. 1-6948).

*†10.08	—
Amendment to the SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to the Quarterly Report on Form 10-Q of SPX Corporation for the quarter ended September 30, 2006 (File no. 1-6948).

*10.09	—
Form of Restricted Stock Agreement under the SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2010 (File no. 1-6948).

*†10.10	—
SPX 2019 Stock Compensation Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2019 Annual Meeting of Stockholders, filed March 28, 2019 (File no. 1-6948).

*10.11	—
Form of Performance-Based Restricted Stock Unit Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.12	—
Form of Time-Based Restricted Stock Unit Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.13	—
Form of Cash-Settled Performance Unit Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.14	—
Form of Stock Option Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948)

*10.15	—
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.16	—
Form of Time-based Restricted Stock Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.17	—
Form of Cash-Settled Performance Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.18	—
Form of Performance-Based Restricted Stock Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.19	—
Form of Stock Option Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.20	—
Form of Time-Based Restricted Stock Unit Award Agreement for Non-Employee Directors under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.21	—
SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 3, 2012), incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2012 Annual Meeting of Stockholders, filed March 22, 2012 (File no. 1-6948).

*†10.22	—
SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*†10.23	—
Amendment of the SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), effective as of February 21, 2017, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2016 (File no. 1-6948).

*†10.24	—
SPX Executive Annual Bonus Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*†10.25	—
SPX Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*†10.26	—
SPX Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*10.27	—
SPX Supplemental Retirement Savings Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.28	—
SPX Supplemental Individual Account Retirement Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.29	—
SPX Supplemental Retirement Plan for Top Management (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.30	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.31	—
Change of Control Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).

*10.32	—
Amendment to Confidentiality Agreement, Employment Agreement and Change of Control Agreement dated October 5, 2022 between Eugene J. Lowe III and SPX Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

*10.33	—
Form of Confidentiality and Non-Competition Agreement for Executive Officers (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 6, 2006 (File no. 1-6948).

*10.34	—
Form of Confidentiality and Non-Competition Agreement for Executive Officers (Pre-August 2022), incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2016 (File no. 1-6948).

*10.35	—	Form of Severance Benefit Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.36	—	Form of Change of Control Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.37	—
Form of Amendment to Confidentiality Agreement, Severance Benefit Agreement and Change of Control Agreement between SPX Enterprises, LLC and certain officers of SPX Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

*10.38	—	Form of Change-in Control Agreement, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.39	—	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.40	—	Form of Officer Severance Benefit Agreement, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
101.INS	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.
† Pursuant to the Plan of Merger dated as of August 11, 2022 among SPX Corporation, SPX Technologies, Inc., and SPX Merger, LLC, on August 15, 2022, SPX Technologies, Inc. assumed the sponsorship and obligations thereunder as successor to SPX Corporation.