Form 10-Q
period 2023-04-01
SPX Technologies, Inc.
filed 2023-05-05
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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
Common shares outstanding April 28, 2023, 45,501,829

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 1, 2023	April 2, 2022
Revenues	$399.8	$307.1
Costs and expenses:
Cost of products sold	249.9	203.1
Selling, general and administrative	93.8	84.2
Intangible amortization	6.3	9.3
Other operating income	—	(0.9)
Operating income	49.8	11.4

Other income, net	2.5	6.5
Interest expense	(2.4)	(2.4)
Interest income	0.5	0.1
Income from continuing operations before income taxes	50.4	15.6
Income tax provision	(11.3)	(2.6)
Income from continuing operations	39.1	13.0

Income (loss) from discontinued operations, net of tax	—	—
Gain (loss) on disposition of discontinued operations, net of tax	3.7	(1.6)
Income (loss) from discontinued operations, net of tax	3.7	(1.6)

Net income	$42.8	$11.4

Basic income per share of common stock:
Income from continuing operations	$0.86	$0.29
Income (loss) from discontinued operations	0.08	(0.04)
Net income per share	$0.94	$0.25

Weighted-average number of common shares outstanding — basic	45.382	45.554

Diluted income per share of common stock:
Income from continuing operations	$0.84	$0.28
Income (loss) from discontinued operations	0.08	(0.03)
Net income per share	$0.92	$0.25

Weighted-average number of common shares outstanding — diluted	46.402	46.445

Comprehensive income	$44.6	$14.4

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$204.8	$147.8
Accounts receivable, net	274.9	263.5
Contract assets	32.2	23.9
Inventories, net	265.7	244.0
Other current assets	42.2	41.9
Total current assets	819.8	721.1
Property, plant and equipment:
Land	13.9	13.9
Buildings and leasehold improvements	63.5	63.7
Machinery and equipment	237.2	233.4
	314.6	311.0
Accumulated depreciation	(204.3)	(201.1)
Property, plant and equipment, net	110.3	109.9
Goodwill	458.0	455.3
Intangibles, net	396.2	401.6
Other assets	194.8	197.4
Deferred income taxes	2.6	2.7
Assets of DBT and Heat Transfer (includes cash and equivalents of $7.9 and $9.3 at April 1, 2023 and December 31, 2022, respectively) (Note 3)	39.7	42.9
TOTAL ASSETS	$2,021.4	$1,930.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$120.0	$124.5
Contract liabilities	65.8	52.8
Accrued expenses	121.3	148.0
Income taxes payable	14.4	4.7
Short-term debt	68.9	1.8
Current maturities of long-term debt	3.5	2.0
Total current liabilities	393.9	333.8

Long-term debt	241.5	243.0
Deferred and other income taxes	30.6	34.8
Other long-term liabilities	206.2	208.3
Liabilities of DBT and Heat Transfer (Note 3)	23.1	31.8
Total long-term liabilities	501.4	517.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,442,050 and 45,476,237 issued and outstanding at April 1, 2023, respectively, and 53,350,918 and 45,291,989 issued and outstanding at December 31, 2022, respectively)	0.5	0.5
Paid-in capital	1,335.3	1,338.3
Retained deficit	(8.8)	(51.6)
Accumulated other comprehensive income	259.3	257.5
Common stock in treasury (7,965,813 and 8,058,929 shares at April 1, 2023 and December 31, 2022, respectively)	(460.2)	(465.5)
Total stockholders' equity	1,126.1	1,079.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,021.4	$1,930.9

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended April 1, 2023
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	42.8	—	—	42.8
Other comprehensive income, net	—	—	—	1.8	—	1.8
Incentive plan activity	—	5.2	—	—	—	5.2
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock unit vesting	—	(11.3)	—	—	5.3	(6.0)
Balance at April 1, 2023	$0.5	$1,335.3	$(8.8)	$259.3	$(460.2)	$1,126.1

	Three months ended April 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	11.4	—	—	11.4
Other comprehensive income, net	—	—	—	3.0	—	3.0
Incentive plan activity	—	2.5	—	—	—	2.5
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock unit vesting	—	(18.6)	—	—	11.5	(7.1)
Balance at April 2, 2022	$0.5	$1,321.2	$(40.4)	$266.9	$(432.4)	$1,115.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 1, 2023	April 2, 2022
Cash flows from (used in) operating activities:
Net income	$42.8	$11.4
Less: Gain (loss) from discontinued operations, net of tax	3.7	(1.6)
Income from continuing operations	39.1	13.0
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Gain on change in fair value of equity security	(3.6)	(4.4)
Deferred and other income taxes	(3.5)	4.3
Depreciation and amortization	10.7	14.0
Pension and other employee benefits	3.5	1.6
Long-term incentive compensation	3.1	3.1
Other, net	(1.5)	0.6
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(15.1)	10.4
Inventories	(21.2)	(25.6)
Accounts payable, accrued expenses and other	(10.7)	(65.5)
Cash spending on restructuring actions	—	(0.1)
Net cash from (used in) continuing operations	0.8	(48.6)
Net cash used in discontinued operations	(5.2)	(8.6)
Net cash used in operating activities	(4.4)	(57.2)
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	0.1	—
Business acquisition, net of cash acquired	—	(41.8)
Capital expenditures	(4.0)	(2.1)
Net cash used in continuing operations	(3.9)	(43.9)
Net cash used in discontinued operations	—	(13.9)
Net cash used in investing activities	(3.9)	(57.8)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	20.0	—
Repayments under senior credit facilities	—	(3.1)
Borrowings under trade receivables arrangement	47.0	—
Repayments under trade receivables arrangement	—	—
Net repayments under other financing arrangements	—	(0.2)
Payment of contingent consideration	—	(1.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(4.1)	(6.4)
Net cash from (used in) continuing operations	62.9	(11.0)
Net cash used in discontinued operations	—	(0.4)
Net cash from (used in) financing activities	62.9	(11.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.0	(0.1)
Net change in cash and equivalents	55.6	(126.5)
Consolidated cash and equivalents, beginning of period	157.1	396.0
Consolidated cash and equivalents, end of period	$212.7	$269.5

	Three months ended
	April 1, 2023	April 2, 2022
Components of cash and equivalents:
Cash and equivalents	$204.8	$262.8
Cash and equivalents included in assets of DBT and Heat Transfer	7.9	6.7
Total cash and equivalents	$212.7	$269.5

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
We account for investments in unconsolidated companies where we exercise significant influence but do not have control using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All of our VIE’s are immaterial, individually and in aggregate, to our condensed consolidated financial statements.
Merger and Consummation of Holding Company Reorganization
As of August 15, 2022, SPX Technologies, Inc. (the “Company”) is the successor registrant pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, to SPX Corporation (“Legacy SPX”) as a result of the completion on August 15, 2022 of a holding company reorganization (the “Holding Company Reorganization”) effected as a merger of Legacy SPX with and into SPX Merger, LLC, a subsidiary of the Company. Each share of Legacy SPX’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the consummation of the Holding Company Reorganization was automatically converted into an equivalent corresponding share of the Company’s common stock having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Legacy SPX common stock being converted. Accordingly, upon consummation of the Holding Company Reorganization, Legacy SPX stockholders became stockholders of the Company. The terms “SPX,” “we” and “our” include Legacy SPX for periods prior to the consummation of the Holding Company Reorganization as the context requires.

Divestiture of Asbestos Liabilities and Certain Assets
On November 1, 2022, we divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC (“Canvas”), an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd. In connection with the divestiture (the “Asbestos Portfolio Sale”), the divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. As a result of this transaction, the Company divested all obligations with respect to pending and future asbestos claims relating to these matters. The board of managers of the divested subsidiaries each received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the Asbestos Portfolio Sale.

The agreement for the Asbestos Portfolio Sale contains customary representations and warranties with respect to the divested subsidiaries, the Company, and Canvas. Pursuant to the agreement, the Company and Canvas will each indemnify the other for breaches of representation and warranties or breaches of covenants, subject to certain limitations as set forth in the agreement. Refer to Note 15 for additional details.

Acquisition of ECS

On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-improvised explosive device RF jammers. We purchased ECS for cash consideration of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $15.4, with payment to be made in the fourth quarter of 2022 upon successful achievement of certain financial performance milestones. The estimated fair value of such contingent consideration as of the date of acquisition was $8.2. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated liability of $6.7. During the first quarter of 2022, we further reduced the estimated liability by $0.9, with such amount recorded within “Other operating income.” The estimated fair value of such contingent consideration was $0.0 at April 1, 2023 and December 31, 2022. The post-acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

Acquisition of ITL

On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids to Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash proceeds of $40.4, net of (i) cash acquired of $1.1 and (ii) an adjustment to the purchase price received during the third quarter of 2022 related to acquired working capital of $1.4. The post-acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“our 2022 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the three months ended April 1, 2023, when compared to the consolidated operating results for the 2022 respective period.

Correction of Prior-Year Classification and Disclosure
During the fourth quarter of 2022, we concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Accounting Standards Codification (“Codification”), the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with the measure used by our Chief Operating Decision Maker (“CODM”) when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income was determined before considering impairments and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and certain other acquisition-related costs from Segment Income. Accordingly, Segment Income, as presented in Note 6, now excludes all of the items noted above. This change had no impact to the amounts previously presented in our condensed consolidated statement of operations for the three months ended April 2, 2022. Although the impact of this change to previously disclosed Segment Income is not material, we revised the prior-year presentation to be consistent with the current-year disclosure. The impact of this change on the Segment Income previously presented for the three months ended April 2, 2022 is summarized below:

	April 2, 2022
	As Previously Presented	Effect of Change	Current Presentation
Income:
HVAC reportable segment	$15.2	$5.4	$20.6
Detection and Measurement reportable segment	15.0	4.0	19.0
Total income for segments	30.2	9.4	39.6

Corporate expense	16.6	—	16.6
Acquisition-related costs (1)	—	0.1	0.1
Long-term incentive compensation expense	3.1	—	3.1
Amortization of intangible assets	—	9.3	9.3
Other operating income	(0.9)	—	(0.9)
Consolidated operating income	$11.4	$—	$11.4
______________________________
(1)Represents additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with an acquisition of $0.1 during the three months ended April 2, 2022.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
The London Interbank Offered Rate (“LIBOR”) is scheduled to be discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the Financial Accounting Standards Board (“FASB”) issued three amendments to existing guidance, Accounting Standards Update (“ASU”) No. 2020-04, No. 2021-01, and No. 2022-06, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2024. In conjunction with entering into an amended and restated credit agreement on August 12, 2022, we adopted this guidance with no material impact on our condensed consolidated financial statements.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
As indicated in Note 1, on March 31, 2022, we completed the acquisition of ITL. The pro forma effects of this acquisition are not material to our condensed consolidated results of operations.

Sale of Transformer Solutions Business

On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. During the first quarter of 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the buyer of $13.9 and an increase to the gain on sale of $0.2.

Wind-Down of DBT Business

We completed the wind-down of our DBT Technologies (PTY) LTD (“DBT”) business in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of April 1, 2023 and December 31, 2022. The major line items constituting DBT’s assets and liabilities as of April 1, 2023 and December 31, 2022 are shown below:

	April 1, 2023	December 31, 2022
ASSETS
Cash and equivalents	$7.9	$9.3
Accounts receivable, net	7.2	7.6
Other current assets	6.1	6.5
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.7	0.7
	0.9	0.9
Accumulated depreciation	(0.8)	(0.8)
Property, plant and equipment, net	0.1	0.1
Other assets	18.1	19.1
Total assets of DBT	$39.4	$42.6
LIABILITIES
Accounts payable	$1.3	$1.4
Contract liabilities	3.3	3.6
Accrued expenses	14.0	22.0
Other long-term liabilities	4.3	4.6
Total liabilities of DBT	$22.9	$31.6

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of April 1, 2023 and December 31, 2022. The major line items constituting Heat Transfer’s assets and liabilities as of April 1, 2023 and December 31, 2022 are shown below:

	April 1, 2023	December 31, 2022
ASSETS
Other current assets	$0.2	$0.2
Other assets	0.1	0.1
Total assets of Heat Transfer	$0.3	$0.3
LIABILITIES
Accounts payable	$0.1	$0.1
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.2
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three months ended April 1, 2023 and April 2, 2022, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	April 1, 2023	April 2, 2022
DBT
Income (loss) from discontinued operations (1)	$3.0	$(1.6)
Income tax benefit	0.7	0.4
Income (loss) from discontinued operations, net	3.7	(1.2)

All other
Loss from discontinued operations (2)	—	(0.5)
Income tax benefit	—	0.1
Loss from discontinued operations, net	—	(0.4)

Total
Income (loss) from discontinued operations	3.0	(2.1)
Income tax benefit	0.7	0.5
Income (loss) from discontinued operations, net	$3.7	$(1.6)
___________________________
(1) Income for the three months ended April 1, 2023 resulted primarily from income recorded in connection with a dispute resolution matter (see Note 15 for additional details), partially offset by legal costs incurred in connection with various dispute resolution matters related to two large power projects. The loss for the three months ended April 2, 2022 resulted primarily from legal costs incurred in connection with various dispute resolution matters related to two large power projects.
(2) Loss for the three months ended April 2, 2022 resulted primarily from revisions to liabilities retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended April 1, 2023 and April 2, 2022:

	Three months ended April 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$158.3	$—	$158.3
Boilers, comfort heating, and ventilation	93.3	—	93.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	65.9
Communication technologies, aids to navigation, and transportation systems	—	82.3	82.3
	$251.6	$148.2	$399.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$228.3	$128.2	$356.5
Revenues recognized over time	23.3	20.0	43.3
	$251.6	$148.2	$399.8

	Three months ended April 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$116.8	$—	$116.8
Boilers, comfort heating, and ventilation	76.3	—	76.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.2	67.2
Communication technologies, aids to navigation, and transportation systems	—	46.8	46.8
	$193.1	$114.0	$307.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$173.1	$103.2	$276.3
Revenues recognized over time	20.0	10.8	30.8
	$193.1	$114.0	$307.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of April 1, 2023 and December 31, 2022:

Contract Balances	April 1, 2023	December 31, 2022	Change
Contract Accounts Receivable(1)	$271.6	$259.9	$11.7
Contract Assets	32.2	23.9	8.3
Contract Liabilities - current	(65.8)	(52.8)	(13.0)
Contract Liabilities - non-current(2)	(4.3)	(4.7)	0.4
Net contract balance	$233.7	$226.3	$7.4
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $7.4 increase in our net contract asset balance from December 31, 2022 to April 1, 2023 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During the three months ended April 1, 2023, we recognized revenues of $25.8 related to our contract liabilities at December 31, 2022.
Performance Obligations

As of April 1, 2023, the aggregate amount allocated to remaining performance obligations was $227.0. We expect to recognize revenue on approximately 80% and 91% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three months ended April 1, 2023.

(6)    INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Segment Income is determined before considering, if applicable, impairment and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition-related costs. This is consistent with the way our CODM evaluates the results of each segment.
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

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base, with a strong presence in North America, Europe, Africa, and Asia.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three months ended April 1, 2023 and April 2, 2022 are presented below:

	Three months ended
	April 1, 2023	April 2, 2022
Revenues:
HVAC reportable segment	$251.6	$193.1
Detection and Measurement reportable segment	148.2	114.0
Consolidated revenues	$399.8	$307.1

Income:
HVAC reportable segment	$47.7	$20.6
Detection and Measurement reportable segment	26.7	19.0
Total income for segments	74.4	39.6

Corporate expense	14.6	16.6
Acquisition-related and other costs (1)	0.6	0.1
Long-term incentive compensation expense	3.1	3.1
Amortization of intangible assets	6.3	9.3
Other operating income	—	(0.9)
Consolidated operating income	$49.8	$11.4
______________________________
(1)Includes certain acquisition-related costs incurred during the three months ended April 1, 2023 and April 2, 2022 of $0.6 and $0.1, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with an acquisition of $0.1 during the three months ended April 2, 2022.

(7)    SPECIAL CHARGES, NET
There were no special charges for the three months ended April 1, 2023 and April 2, 2022. No significant future charges are expected to be incurred under actions approved as of April 1, 2023.

The following is an analysis of our restructuring liabilities for the three months ended April 1, 2023 and April 2, 2022:

	Three months ended
	April 1, 2023	April 2, 2022
Balance at beginning of year	$—	$0.3
Special charges	—	—
Utilization — cash	—	(0.1)
Currency translation adjustment and other	—	—
Balance at end of period	$—	$0.2

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Finished goods	$76.7	$73.0
Work in process	29.4	25.7
Raw materials and purchased parts	159.6	145.3
Total inventories	$265.7	$244.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended April 1, 2023 were as follows:

	December 31, 2022	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	April 1, 2023
HVAC reportable segment
Gross goodwill	$529.5	$—	$2.3	$531.8
Accumulated impairments	(328.2)	—	(1.6)	(329.8)
Goodwill	201.3	—	0.7	202.0

Detection and Measurement reportable segment
Gross goodwill	425.2	0.8	1.8	427.8
Accumulated impairments	(171.2)	—	(0.6)	(171.8)
Goodwill	254.0	0.8	1.2	256.0

Total
Gross goodwill	954.7	0.8	4.1	959.6
Accumulated impairments	(499.4)	—	(2.2)	(501.6)
Goodwill	$455.3	$0.8	$1.9	$458.0
___________________________
(1)Reflects an increase in ITL’s goodwill of $0.8 resulting from revisions to the valuation of certain assets and liabilities.

Other Intangibles, Net
Identifiable intangible assets at April 1, 2023 and December 31, 2022 comprised the following:

	April 1, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$199.4	$(45.9)	$153.5	$198.9	$(41.7)	$157.2
Technology	81.7	(20.1)	61.6	81.5	(18.4)	63.1
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	36.6	(24.5)	12.1	36.7	(24.1)	12.6
	322.2	(95.0)	227.2	321.6	(88.7)	232.9
Trademarks with indefinite lives	169.0	—	169.0	168.7	—	168.7
Total	$491.2	$(95.0)	$396.2	$490.3	$(88.7)	$401.6

At April 1, 2023, the net carrying value of intangible assets with determinable lives consisted of $92.7 in the HVAC reportable segment and $134.5 in the Detection and Measurement reportable segment. At April 1, 2023, trademarks with indefinite lives consisted of $105.2 in the HVAC reportable segment and $63.8 in the Detection and Measurement reportable segment.
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
During the fourth quarter of 2022, we performed a quantitative analysis on the goodwill of our Cincinnati Fan reporting unit. The Cincinnati Fan analysis indicated that the fair value of its net assets exceeded the related carrying value by less than 10%. A change in assumptions used in Cincinnati Fan’s quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If Cincinnati Fan is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of April 1, 2023, Cincinnati Fan’s goodwill totaled $54.8.

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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 1, 2023	April 2, 2022
Balance at beginning of year	$34.7	$34.8
Acquisitions	0.6	—
Provisions	3.5	2.6
Usage	(3.1)	(3.0)
Balance at end of period	35.7	34.4
Less: Current portion of warranty	12.5	11.2
Non-current portion of warranty	$23.2	$23.2

(11)    EMPLOYEE BENEFIT PLANS
On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration payable to the insurance carrier of approximately $10.0. Of this consideration, $9.0 was paid during the quarter ended April 2, 2022, with the remainder paid in the second quarter of 2022. This transaction resulted in a settlement charge of $0.7 recorded to “Other income, net” during the first quarter of 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in a benefit of $0.4 recorded to “Other income, net” for the three months ended April 2, 2022.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	April 1, 2023	April 2, 2022
Service cost	$—	$—
Interest cost	3.3	2.3
Expected return on plan assets	(2.2)	(2.1)
Net periodic pension benefit expense	$1.1	$0.2

Foreign Pension Plans

	Three months ended
	April 1, 2023	April 2, 2022
Service cost	$—	$—
Interest cost	1.4	1.0
Expected return on plan assets	(1.6)	(1.5)
Net periodic pension benefit income	$(0.2)	$(0.5)

Postretirement Plans

	Three months ended
	April 1, 2023	April 2, 2022
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization of unrecognized prior service credits	(1.0)	(1.1)
Recognized net actuarial losses (1)	—	0.3
Net periodic postretirement benefit income	$(0.7)	$(0.5)
 _________________
(1)     The three months ended April 2, 2022 includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended April 1, 2023:

	December 31, 2022	Borrowings	Repayments	Other	April 1, 2023
Revolving loans (1)	$—	$20.0	$—	$—	$20.0
Term loan(2)	244.3	—	—	—	244.3
Trade receivables financing arrangement(3)	—	47.0	—	—	47.0
Other indebtedness(4)	2.5	0.1	(0.1)	0.1	2.6
Total debt	246.8	$67.1	$(0.1)	$0.1	313.9
Less: short-term debt	1.8				68.9
Less: current maturities of long-term debt	2.0				3.5
Total long-term debt	$243.0				$241.5

__________________________
(1)While not due for repayment until August 2027 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 at April 1, 2023 and December 31, 2022.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At April 1, 2023, we had $0.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $47.0.
(4)Primarily includes balances under a purchase card program of $1.9 and $1.8 and finance lease obligations of $0.7 and $0.7 at April 1, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2022 Annual Report on Form 10-K.
At April 1, 2023, we had $469.2 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $20.0 and $10.8 reserved for outstanding letters of credit. In addition, at April 1, 2023, we had $10.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $14.3 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 6.4% at April 1, 2023.
At April 1, 2023, we were in compliance with all covenants of our senior credit agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Swaps”) that have a remaining notional amount of $228.1, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated and are accounting for our Swaps as cash flow hedges.

As of April 1, 2023 and December 31, 2022, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $9.1 and $11.0, respectively. In addition, the fair value of our Swaps was $12.2 (with $9.1 recorded as a current asset and $3.1 as a non-current asset) as of April 1, 2023, and $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022. Changes in the fair value of our Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $7.5 and $6.9 outstanding as of April 1, 2023 and December 31, 2022, respectively, with all of the $7.5 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at April 1, 2023 and December 31, 2022.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	April 1, 2023	April 2, 2022
Weighted-average number of common shares used in basic income per share	45.382	45.554
Dilutive securities — Employee stock options and restricted stock units	1.020	0.891
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.402	46.445

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.173 and 0.534, respectively, for the three months ended April 1, 2023, and 0.243 and 0.737, respectively, for the three months ended April 2, 2022.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2023 is included in our 2022 Annual Report on Form 10-K.
Awards granted on March 1, 2023 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the S&P 600 Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2023 meeting scheduled for May 9, 2023.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.1 for the three months ended April 1, 2023 and April 2, 2022. The related tax benefit was $0.5 for the three months ended April 1, 2023 and April 2, 2022.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2022 through April 1, 2023:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2022	0.530	$51.38
Granted	0.155	72.17
Vested	(0.166)	51.86
Forfeited	(0.001)	53.47
Outstanding at April 1, 2023	0.518	$57.47

As of April 1, 2023, there was $18.3 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.5 years.

Stock Options

On March 1, 2023, we granted 0.074 stock options, all of which were outstanding (but not exercisable) as of April 1, 2023. The exercise price per share of these options is $71.93 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on March 1, 2023 was $31.20. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	37.15%
Annual expected dividend yield	—%
Risk-free interest rate	4.18%
Expected life of stock option (in years)	6.0

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

As of April 1, 2023, there was $3.4 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.7 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 1, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.1	$11.0	$7.4	$257.5
Other comprehensive income (loss) before reclassifications	4.4	(0.3)	—	4.1
Amounts reclassified from accumulated other comprehensive income	—	(1.6)	(0.7)	(2.3)
Current-period other comprehensive income (loss)	4.4	(1.9)	(0.7)	1.8
Balance at end of period	$243.5	$9.1	$6.7	$259.3
__________________________
(1)Net of tax provision of $3.1 and $3.7 as of April 1, 2023 and December 31, 2022, respectively.
(2)Net of tax provision of $2.4 and $2.7 as of April 1, 2023 and December 31, 2022, respectively. The balances as of April 1, 2023 and December 31, 2022 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended April 2, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(2.6)	6.1	—	3.5
Amounts reclassified from accumulated other comprehensive income	—	0.4	(0.9)	(0.5)
Current-period other comprehensive income (loss)	(2.6)	6.5	(0.9)	3.0
Balance at end of period	$250.1	$7.0	$9.8	$266.9
_________________________
(1)Net of tax provision of $2.3 and $0.1 as of April 2, 2022 and December 31, 2021, respectively.
(2)Net of tax provision of $3.5 and $3.7 as of April 2, 2022 and December 31, 2021, respectively. The balances as of April 2, 2022 and December 31, 2021 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended April 1, 2023 and April 2, 2022:

	Amount Reclassified from AOCI
	Three months ended
	April 1, 2023	April 2, 2022	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Swaps	$(2.1)	$0.5	Interest expense
Pre-tax	(2.1)	0.5
Income taxes	0.5	(0.1)
	$(1.6)	$0.4

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.1)	Other income, net
Income taxes	0.3	0.2
	$(0.7)	$(0.9)

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
Our recorded liabilities related to these matters totaled $38.9 and $39.5 at April 1, 2023 and December 31, 2022, respectively. Of these amounts, $31.6 and $30.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at April 1, 2023 and December 31, 2022, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Asbestos Matters
As indicated in Note 1, we completed the Asbestos Portfolio Sale on November 1, 2022, which resulted in the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets. As a result of this transaction, the Company divested all obligations with respect to pending and future asbestos claims relating to these subsidiaries.
During the three months ended April 2, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $7.4, were $7.2.

During the three months ended April 2, 2022, there were no other changes in estimates associated with our assets and liabilities related to our asbestos product liability matters.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $55.3). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 606.0 (or $33.5), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI’s failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

On July 23, 2020, a dispute adjudication panel issued a ruling in favor of DBT on certain matters related to the Kusile and Medupi projects. The panel (i) ruled that DBT had achieved takeover on 9 of the units; (ii) ordered MHI to return $2.3 of bonds (which have been subsequently returned by MHI); (iii) ruled that DBT is entitled to the return of an additional $4.3 of bonds upon the completion of certain administrative milestones; (iv) ordered MHI to pay South African Rand 18.4 (or $1.1 at the time of the ruling) in incentive payments for work performed by DBT (which MHI has subsequently paid); and (v) ruled that MHI waived its rights to assert delay damages against DBT on one of the units of the Kusile project. The ruling is subject to MHI’s rights to seek further arbitration in the matter, as provided in the contracts. As such, the incentive payments noted above have not been recorded in our accompanying condensed consolidated statements of operations.

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitrator upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $7.0) was recorded as income during the quarter ended April 1, 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.”

On April 28, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Medupi project. In connection with the ruling, MHI paid DBT South African Rand 82.0 (or $6.0 at the time of payment). This ruling is subject to MHI’s rights to seek further arbitration in the matter and, thus, the amount awarded has not been reflected in our accompanying condensed consolidated statements of operations.

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. The remainder of the claims in both the interim notification and the revised version largely appear to be direct in nature. On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $19.3) of MHI’s revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI’s other claims dismissed from the arbitration proceedings. MHI subsequently referred the claims dismissed from the arbitration, with approximately South African Rand 400.2 (or $22.1) related to claims that are direct in nature, to a new dispute adjudication panel. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $22.5) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

In March 2023, MHI submitted to DBT notices of intent to claim totaling South African Rand 1,664.0 (or $92.0) related to DBT’s filter and heater scopes of work, alleging that DBT provided defective product. MHI has provided minimal support for these allegations and DBT believes it has numerous defenses against them. Thus, we do not believe that DBT has a probable loss associated with these allegations and DBT intends to vigorously defend itself against them. As such, no amounts have been recorded in the accompanying condensed consolidated financial statements with respect to these allegations. We currently are unable to estimate the range of potential loss, if any, associated with these allegations due to the (i) lack of support provided by MHI; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

Bonds Issued in Favor of MHI - DBT was obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $23.1) that has been paid. On October 11, 2022, a dispute adjudication panel ruled MHI drew on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.0 at the time of payment) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7 at the time of payment). MHI paid these amounts on October 14, 2022. We have reflected the remaining South African Rand 327.5 (or $18.1 and $19.1 as of April 1, 2023 and December 31, 2022, respectively) within “Assets of DBT and Heat Transfer” on the accompanying condensed consolidated balance sheets as of April 1, 2023 and December 31, 2022.

All other bonds previously issued in favor of MHI have been returned or cancelled by the issuing banks.

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

Claim for Contingent Consideration Related to ULC Robotics (“ULC”) Acquisition

In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for additional cash consideration of up to $45.0 upon achievement of certain operating and financial performance milestones. During the third quarter of 2021, we concluded that the operational and financial performance milestones noted above were not achieved and, thus, no amount is due to the seller.

On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration linked to certain operating performance milestones totaling $15.0. SPX has numerous defenses against this claim and, thus, we do not believe we have a probable loss associated with the claim.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 17 sites that we own or control, as of April 1, 2023 and December 31, 2022. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of April 1, 2023 and December 31, 2022 , we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of April 1, 2023, we had gross unrecognized tax benefits of $4.5 (net unrecognized tax benefits of $4.1). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 1, 2023, gross accrued interest totaled $2.1 (net accrued interest of $1.8). As of April 1, 2023, we had no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
For the three months ended April 1, 2023, we recorded an income tax provision of $11.3 on $50.4 of pre-tax income from continuing operations, resulting in an effective rate of 22.4%. This compares to an income tax provision for the three months ended April 2, 2022 of $2.6 on $15.6 of pre-tax income from continuing operations, resulting in an effective rate of 16.7%. The most significant item impacting the income tax provision for the first quarter of 2023 and 2022 was $0.9 and $0.7, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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

U.S. Federal income tax returns are subject to examination for a period of three years after filing the return. We are not currently under examination by the Internal Revenue Service and believe any contingencies in open years are adequately provided for.
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We regularly have various state income tax returns in the process of examination. We believe any uncertain tax positions related to these examinations have been adequately provided for.
We regularly have various foreign income tax returns under examination. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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

In connection with the acquisition of ECS, the seller was eligible for additional cash consideration of up to $15.4, with payment of such contingent consideration dependent upon the achievement of certain milestones. During the first quarter of 2022, we concluded the probability of achieving the financial performance milestones had lessened due to a delay in the execution of certain large orders. Thus, during the quarter ended April 2, 2022, we reduced the fair value/liability by $0.9, with such amount recorded in “Other operating income.” The estimated fair value of such contingent consideration was $0.0 at April 1, 2023 and December 31, 2022.

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
Valuation Methods Used to Measure Fair Value on a Recurring Basis
Derivative Financial Instruments — Our financial derivative assets and liabilities include interest rate swaps and FX forward contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of April 1, 2023, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. During the three months ended April 1, 2023 and April 2, 2022, we recorded gains of $3.6 and $4.4, respectively, to “Other income, net” to reflect an increase in the estimated fair value of the equity security. As of April 1, 2023 and December 31, 2022, the equity security had an estimated fair value of $39.4 and $35.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of April 1, 2023 and December 31, 2022 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

(18)    SUBSEQUENT EVENTS
On April 3, 2023, we completed the acquisition of T. A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. We purchased TAMCO for cash proceeds of approximately $125.0, net of cash acquired of $0.8. The post-acquisition operating results of TAMCO will be reflected within our HVAC reportable segment.

On April 21, 2023 (the “Incremental Amendment Effective Date”), we entered into an Incremental Facility Activation Notice (the “Incremental Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the lenders party thereto, which amends the Amended and Restated Credit Agreement, dated as of August 12, 2022 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent.

The Incremental Amendment provides for additional senior secured term loans in the aggregate amount of $300.0 (the “Incremental Term Loans”), which are available in up to three drawings (subject to customary conditions) from the Incremental Amendment Effective Date to October 18, 2023. The proceeds of the Incremental Term Loans will be used to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. The Incremental Term Loans will mature on August 12, 2027. We may voluntarily prepay the Incremental Term Loans, in whole or in part, without premium or penalty.

The interest rates applicable to the Incremental Term Loans are, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.00%) or (y) the Term SOFR rate for the applicable interest period plus 0.10%, plus, in each case, an applicable margin percentage, which varies based on the Company’s Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination to Consolidated EBITDA for the four fiscal quarters ended most recently before such date). SPX may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, any other period not greater than twelve months) for Term SOFR borrowings. SPX will also pay a commitment fee to the incremental lenders on the daily unused amount of the commitments for the Incremental Term Loans, payable quarterly at a per annum rate which also varies based on the Company’s Consolidated Leverage Ratio. The commitment fee rate and interest rate margins are as follows:

Consolidated Leverage Ratio	Commitment Fee	Term SOFR Loans	ABR Loans
Less than 2.00 to 1.0	0.225%	1.500%	0.500%
Greater than or equal to 2.00 to 1.0 but less than 3.00 to 1.0	0.250%	1.625%	0.625%
Greater than or equal to 3.00 to 1.0	0.275%	1.875%	0.875%

The Incremental Term Loans will be guaranteed by certain domestic material subsidiaries of the Company and secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries or the domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries, all subject to certain exceptions and on a pari passu basis with the other credit facilities under the Credit Agreement.

On April 28, 2023, we, through SPX Electric Heat, Inc., a wholly owned subsidiary of SPX (“Merger Sub”), entered into an Agreement and Plan of Merger with ASPEQ Parent Holdings, Inc. (“ASPEQ”), and Industrial Growth Partners V, L.P., as representative of the stockholders of ASPEQ, providing for the acquisition by SPX of ASPEQ for aggregate consideration of approximately $418.0 in cash (subject to closing date adjustments) pursuant to a merger of Merger Sub with and into ASPEQ, with ASPEQ being the surviving corporation of the merger (the “Merger”). Consummation of the Merger is subject to various conditions and regulatory approvals. The post-acquisition operating results of ASPEQ will be reflected within our HVAC reportable segment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in the Company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and the Company’s ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to the large power projects in South Africa, as well as claims with respect to, environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response there to; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to the Company’s digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of the COVID-19 pandemic and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting the Company’s business, including regulatory changes; changes in worldwide economic conditions; uncertainties with respect to the Company’s ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of any announced acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These statements are only predictions and actual events or results may differ materially. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2022 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

COVID-19 PANDEMIC, SUPPLY CHAIN DISRUPTIONS, LABOR SHORTAGES, AND COST INCREASES

The impact of the COVID-19 pandemic on our operating results for the first quarter of 2023 was minimal. However, during January 2022, there was an increase in COVID-19 cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, certain of our businesses experienced supply chain disruptions, as well as labor shortages, while all of our businesses experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. During the first quarter of 2023, we experienced more stable labor and supply chain environments and continue to actively manage these matters.

POTENTIAL IMPACTS OF RUSSIA/UKRAINE CONFLICT

The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, did not have a significant adverse impact on our operating results during the three months ended April 1, 2023 and April 2, 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the potential impact to be material to our operating results.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦Enterprise Control Systems Ltd (“ECS”)
▪Acquired on August 2, 2021 for cash consideration of $39.4, net of cash acquired of $5.1.
▪The seller was eligible for additional cash consideration of up to $15.4, upon achievement of certain financial performance milestones.
▪During the first quarter of 2022, we reduced the estimated fair value/liability by $0.9, with such amount recorded to “Other operating income.”
▪The financial performance milestones were not achieved and, thus, as of April 1, 2023 the estimated fair value/liability related to the contingent consideration was $0.0.
▪Post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

◦International Tower Lighting, LLC (“ITL”)
▪Acquired on March 31, 2022 for cash consideration of $40.4, net of (i) cash acquired of $1.1 and (ii) an adjustment to the purchase price received during the third quarter of 2022 related to acquired working capital of $1.4.
▪Post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

•Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On October 1, 2021, we completed the sale of Transformer Solutions, which is included in discontinued operations for all periods presented.
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
◦We paid $9.0 at the time of transfer and an additional $1.0 during the second quarter of 2022.
◦In connection with the transfer, we recorded a net charge of $0.3 within our first quarter 2022 results.
◦See Note 11 to our condensed consolidated financial statements for additional details.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded gains of $3.6 and $4.4 during the three months ended April 1, 2023 and April 2, 2022, respectively.
◦See Note 17 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended April 1, 2023 totaled $399.8, compared to $307.1 during the respective period in 2022. The increase in revenues during the three months ended April 1, 2023, compared to the respective prior-year period, was due primarily to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a much lesser extent, the impact of the ITL acquisition. The organic revenue growth within the HVAC reportable segment was due to increased sales of cooling and heating products associated with both price and volume increases. Organic revenue growth within the Detection and Measurement reportable segment was due to the execution of large projects within the communication technologies, transportation and aids to navigation businesses and, to a lesser extent, strong order trends within most of our short-cycle businesses.

During the three months ended April 1, 2023, we generated operating income of $49.8, compared to $11.4 for the respective period in 2022. The increase in operating income during the three months ended April 1, 2023 was due primarily to higher income for both our HVAC and Detection and Measurement reportable segments and decreases in corporate and intangible amortization expense. The increase in income for our HVAC reportable segment was primarily due to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from higher volumes and more stable labor and supply chain environments. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above. The decrease in corporate expense was due to higher costs incurred during the first quarter of 2022 related to various strategic and transformational initiatives as well as asbestos matters, partially offset by higher short-term incentive compensation during the first quarter of 2023.

Cash flows from operating activities associated with continuing operations totaled $0.8 for the three months ended April 1, 2023, compared to cash flows used in operating activities of $48.6 during the three months ended April 2, 2022. The increase in cash flows from operating activities was due primarily to (i) the increase in income during the period discussed above, (ii) a cash payment of $9.0 during the first quarter of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details), (iii) net payments for asbestos-related matters made prior to the divestiture of our wholly owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, of $8.2, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, and (v) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during the first quarter of 2023 due to a more stable supply chain environment.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2022 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the first, second, and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1 and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods.
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

The following table provides selected financial information for the three months ended April 1, 2023 and April 2, 2022, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended
	April 1, 2023	April 2, 2022	% Change
Revenues	$399.8	$307.1	30.2
Gross profit	149.9	104.0	44.1
% of revenues	37.5%	33.9%
Selling, general and administrative expense	93.8	84.2	11.4
% of revenues	23.5%	27.4%
Intangible amortization	6.3	9.3	(32.3)
Other operating income	—	(0.9)	*
Other income, net	2.5	6.5	(61.5)
Interest expense, net	(1.9)	(2.3)	(17.4)
Income from continuing operations before income taxes	50.4	15.6	223.1
Income tax provision	(11.3)	(2.6)	334.6
Income from continuing operations	39.1	13.0	200.8

Components of revenue increase:
Organic			30.6
Foreign currency			(1.1)
Acquisitions			0.7
Net revenue increase			30.2
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended April 1, 2023, the increase in revenues, compared to the respective period in 2022, was due to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a much lesser extent, the impact of the ITL acquisition. The organic revenue growth within the HVAC reportable segment was due to increased sales of cooling and heating products associated with both price and volume increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to the execution of large projects within the communication technologies, transportation and aids to navigation businesses and, to a lesser extent, strong order trends within most of our short-cycle businesses.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended April 1, 2023, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2022, was due primarily to the revenue growth mentioned above and greater absorption of manufacturing costs as a result of higher volumes and more stable labor and supply chain environments, particularly within our HVAC reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended April 1, 2023, the increase in SG&A expense, compared to the respective period in 2022, was due primarily to (i) increases in sales incentive plan expense driven by the higher revenues mentioned above, (ii) higher employee compensation, inclusive of increases in short-term incentive compensation expense, and (iii) higher travel expense, partially offset by lower corporate expense resulting from higher costs incurred during the first quarter of 2022 related to various strategic and transformational initiatives, as well as expense related to asbestos matters.

Intangible Amortization — For the three months ended April 1, 2023, the decrease in intangible amortization, compared to the respective period in 2022, was due to the 2022 period including incremental amortization related to the backlog intangible asset associated with the Cincinnati Fan acquisition.

Other Operating Income — Other operating income for the three months ended April 2, 2022 was due to a reduction in the fair value / liability associated with the contingent consideration related to the ECS acquisition.

Other Income, net — Other income, net, for the three months ended April 1, 2023 was composed primarily of a gain of $3.6 related to a change in the estimated fair value of an equity security that we hold, partially offset by foreign currency transaction losses of $0.6 and pension and postretirement expense of $0.2.

Other income, net, for the three months ended April 2, 2022 was composed primarily of a gain of $4.4 related to a change in the estimated fair value of an equity security that we hold, income associated with a transition services agreement of $0.9, pension and postretirement income of $0.8, and income derived from company owned life insurance policies of $0.7.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The decrease in interest expense, net, during the three months ended April 1, 2023, compared to the respective period in 2022, was the result of an increase in interest income associated with higher interest rates on cash balances.

Income Tax Provision — For the three months ended April 1, 2023, we recorded an income tax provision of $11.3 on $50.4 of pre-tax income from continuing operations, resulting in an effective rate of 22.4%. This compares to an income tax provision for the three months ended April 2, 2022 of $2.6 on $15.6 of pre-tax income from continuing operations, resulting in an effective rate of 16.7%. The most significant item impacting the income tax provision for the first quarters of 2023 and 2022 was $0.9 and $0.7, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
Presentation of Segment Income — During 2022, we concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Accounting Standards Codification (“Codification”), the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with these measures or the measures used by our Chief Operating Decision Maker (“CODM”) when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income was determined before considering impairment and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and other acquisition-related costs from Segment Income. Accordingly, these amounts have now been excluded, for all periods presented, from Segment Income and presented separately in our reconciliation of Segment Income to consolidated operating income within this quarterly report on Form 10-Q. Refer to Notes 1 and 6 to our condensed consolidated financial statements for additional details.
HVAC Reportable Segment

	Three months ended
	April 1, 2023	April 2, 2022	% Change
Revenues	$251.6	$193.1	30.3
Income	47.7	20.6	131.6
% of revenues	19.0%	10.7%
Components of revenue increase:
Organic			30.9
Foreign currency			(0.6)
Net revenue increase			30.3
Revenues — For the three months ended April 1, 2023, the increase in revenues, compared to the respective period in 2022, was due to organic revenue growth driven by increased sales of both cooling and heating products. The increase in organic revenue was associated with price increases implemented across our cooling and heating businesses as well as volume increases resulting from greater plant throughput and more stable labor and supply chain environments.

Income — For the three months ended April 1, 2023, the increase in income and margin, compared to the respective period in 2022, was due primarily to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from the higher volumes and more stable labor and supply chain environments.

Backlog — The segment had backlog of $270.3 and $263.4 as of April 1, 2023 and April 2, 2022, respectively.

Detection and Measurement Reportable Segment

	Three months ended
	April 1, 2023	April 2, 2022	% Change
Revenues	$148.2	$114.0	30.0
Income	26.7	19.0	40.5
% of revenues	18.0%	16.7%
Components of revenue increase:
Organic			30.1
Foreign currency			(1.9)
Acquisitions			1.8
Net revenue increase			30.0
Revenues — For the three months ended April 1, 2023, the increase in revenues, compared to the respective period in 2022, was due primarily to organic revenue growth resulting from the execution of large projects within the communication technologies, transportation and aids to navigation businesses and, to a lesser extent, strong order trends within most of our short-cycle businesses.

Income — For the three months ended April 1, 2023, the increase in income and margin, compared to the respective period in 2022, was primarily due to the organic revenue growth mentioned above.

Backlog — The segment had backlog of $244.7 and $153.1 as of April 1, 2023 and April 2, 2022, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	April 1, 2023	April 2, 2022	% Change
Total consolidated revenues	$399.8	$307.1	30.2
Corporate expense	14.6	16.6	(12.0)
% of revenues	3.7%	5.4%
Long-term incentive compensation expense	3.1	3.1	—

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The decrease in corporate expense during the three months ended April 1, 2023, compared to the respective period in 2022, was due primarily to higher costs incurred during the first quarter of 2022 related to various strategic and transformational initiatives as well as asbestos matters, partially offset by higher short-term incentive compensation during the first quarter of 2023.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended April 1, 2023 and April 2, 2022.

	Three months ended
	April 1, 2023	April 2, 2022
Continuing operations:
Cash flows from (used in) operating activities	$0.8	$(48.6)
Cash flows used in investing activities	(3.9)	(43.9)
Cash flows from (used in) financing activities	62.9	(11.0)
Cash flows used in discontinued operations	(5.2)	(22.9)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.0	(0.1)
Net change in cash and equivalents	$55.6	$(126.5)
Operating Activities — The increase in cash flows from operating activities during the three months ended April 1, 2023, compared to the respective period in 2022, was due primarily to (i) the increase in income previously mentioned, (ii) a cash payment of $9.0 during the first quarter of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details), (iii) net payments for asbestos-related matters made prior to the divestiture of our wholly owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, of $8.2, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, and (v) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during the first quarter of 2023 due to a more stable supply chain environment.

Investing Activities — Cash flows used in investing activities for the three months ended April 1, 2023 were comprised primarily of capital expenditures of $4.0.

Cash flows used in investing activities for the three months ended April 2, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $2.1.

Financing Activities — Cash flows from financing activities for the three months ended April 1, 2023 were comprised of borrowings under our credit facilities of $67.0 in connection with the T.A. Morrison & Co. Inc. acquisition, partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $4.1.

Cash flows used in financing activities for the three months ended April 2, 2022 were comprised of minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $6.4, net repayments under our various debt instruments of $3.3, and contingent consideration paid of $1.3 related to a prior acquisition.

Discontinued Operations — Cash used in discontinued operations for the three months ended April 1, 2023 relate primarily to disbursements for professional fees incurred in connection with claim activities related to the large power projects in South Africa (see Note 15 to the condensed consolidated financial statements for additional details).

Cash flows used in discontinued operations for the three months ended April 2, 2022 relate primarily to (i) disbursements for liabilities retained in connection with dispositions and (ii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarter of 2023 and 2022.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended April 1, 2023.

	December 31, 2022	Borrowings	Repayments	Other	April 1, 2023
Revolving loans(1)	$—	$20.0	$—	$—	$20.0
Term loan(2)	244.3	—	—	—	244.3
Trade receivables financing arrangement(3)	—	47.0	—	—	47.0
Other indebtedness(4)	2.5	0.1	(0.1)	0.1	2.6
Total debt	246.8	$67.1	$(0.1)	$0.1	313.9
Less: short-term debt	1.8				68.9
Less: current maturities of long-term debt	2.0				3.5
Total long-term debt	$243.0				$241.5
__________________________
(1)While not due for repayment until August 2027 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period.
(2)The term loan is repayable in quarterly installments equal to 0.625% of the initial term loan balance of $245.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $0.7 at April 1, 2023 and December 31, 2022.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At April 1, 2023, we had $0.9 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $47.0.
(4)Primarily includes balances under a purchase card program of $1.9 and $1.8 and finance lease obligations of $0.7 and $0.7 at April 1, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
At April 1, 2023, we were in compliance with all covenants of our senior credit agreement.
Availability — At April 1, 2023, we had $469.2 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $20.0 and $10.8 reserved for outstanding letters of credit. In addition, at April 1, 2023, we had $10.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $14.3 reserved for outstanding letters of credit.
On April 21, 2023, we entered into an amendment to the agreement governing our senior credit facilities to provide for additional senior secured term loans in the aggregate amount of up to $300.0 (the “Incremental Term Loans”), which are available in up to three drawings (subject to customary conditions) through October 18, 2023. The proceeds of the Incremental Term Loans will be used to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. The Incremental Term Loans, if drawn, will mature on August 12, 2027. We may voluntarily prepay the Incremental Term Loans, in whole or in part, without premium or penalty. Refer to Note 18 to our condensed consolidated financial statements for additional details of the amendment to provide for the Incremental Term Loans.

Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and interest rate swap and foreign currency forwards contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions. We periodically evaluate the credit standing of these financial institutions.
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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2022 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $5.9 as of April 1, 2023. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, claims with respect to the large power projects in South Africa, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.

Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” herein, and “Risk Factors” in our 2022 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2022 Annual Report on Form 10-K, the discussion within which is incorporated herein by reference. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2022 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2022 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2023.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 1, 2023 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of August 11, 2022, by and among SPX Corporation, SPX Technologies, Inc. and SPX Merger, LLC, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 15, 2022 (File no. 1-6948)

2.2
Sale and Purchase Agreement, dated as of November 1, 2022, among SPX Technologies, Inc., SPX, LLC, The Marley-Wylain Company, LLC, SPX Cooling Technologies, LLC, and Canvas Holdco, LLC, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on November 7, 2022 (File no. 1-6948)

2.3
Stock Purchase Agreement among SPX Corporation, SPX Transformer Solutions, Inc., GE Prolec Transformers, Inc. and Prolec GE Internacional, S. DE RL. DE CV. dated as of June 8, 2021, incorporated by reference from the Current Report on Form 8-K on SPX Corporation filed on June 9, 2021 (File no. 1-6948)

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: May 4, 2023	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 4, 2023	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer