Form 10-Q
period 2023-07-01
SPX Technologies, Inc.
filed 2023-08-03
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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
Common shares outstanding July 28, 2023, 45,590,461

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$423.3	$354.0	$823.1	$661.1
Costs and expenses:
Cost of products sold	259.7	229.4	509.6	432.5
Selling, general and administrative	100.8	88.3	194.6	172.5
Intangible amortization	11.5	7.1	17.8	16.4
Special charges, net	—	0.1	—	0.1
Other operating expense, net	—	1.9	—	1.0
Operating income	51.3	27.2	101.1	38.6

Other income (expense), net	—	(1.7)	2.5	4.8
Interest expense	(5.4)	(2.3)	(7.8)	(4.7)
Interest income	0.2	0.3	0.7	0.4
Income from continuing operations before income taxes	46.1	23.5	96.5	39.1
Income tax provision	(7.8)	(4.4)	(19.1)	(7.0)
Income from continuing operations	38.3	19.1	77.4	32.1

Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	(2.3)	(6.1)	1.4	(7.7)
Income (loss) from discontinued operations, net of tax	(2.3)	(6.1)	1.4	(7.7)

Net income	$36.0	$13.0	$78.8	$24.4

Basic income per share of common stock:
Income from continuing operations	$0.84	$0.42	$1.70	$0.71
Income (loss) from discontinued operations, net of tax	(0.05)	(0.13)	0.03	(0.17)
Net income per share	$0.79	$0.29	$1.73	$0.54

Weighted-average number of common shares outstanding — basic	45.533	45.444	45.457	45.500

Diluted income per share of common stock:
Income from continuing operations	$0.82	$0.41	$1.66	$0.69
Income (loss) from discontinued operations, net of tax	(0.05)	(0.13)	0.03	(0.16)
Net income per share	$0.77	$0.28	$1.69	$0.53

Weighted-average number of common shares outstanding — diluted	46.627	46.289	46.500	46.370

Comprehensive income	$39.2	$0.1	$83.8	$14.5

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$87.1	$147.8
Accounts receivable, net	281.5	263.5
Contract assets	36.5	23.9
Inventories, net	299.6	244.0
Other current assets	34.3	41.9
Total current assets	739.0	721.1
Property, plant and equipment:
Land	17.2	13.9
Buildings and leasehold improvements	73.3	63.7
Machinery and equipment	253.3	233.4
	343.8	311.0
Accumulated depreciation	(209.1)	(201.1)
Property, plant and equipment, net	134.7	109.9
Goodwill	679.9	455.3
Intangibles, net	705.6	401.6
Other assets	195.1	197.4
Deferred income taxes	3.1	2.7
Assets of DBT and Heat Transfer (includes cash and equivalents of $8.5 and $9.3 at July 1, 2023 and December 31, 2022, respectively) (Note 3)	44.2	42.9
TOTAL ASSETS	$2,501.6	$1,930.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131.0	$124.5
Contract liabilities	71.0	52.8
Accrued expenses	131.2	148.0
Income taxes payable	13.9	4.7
Short-term debt	132.0	1.8
Current maturities of long-term debt	10.5	2.0
Total current liabilities	489.6	333.8

Long-term debt	533.1	243.0
Deferred and other income taxes	75.7	34.8
Other long-term liabilities	202.9	208.3
Liabilities of DBT and Heat Transfer (Note 3)	27.7	31.8
Total long-term liabilities	839.4	517.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,529,856 and 45,581,485 issued and outstanding at July 1, 2023, respectively, and 53,350,918 and 45,291,989 issued and outstanding at December 31, 2022, respectively)	0.5	0.5
Paid-in capital	1,341.5	1,338.3
Retained earnings (deficit)	27.2	(51.6)
Accumulated other comprehensive income	262.5	257.5
Common stock in treasury (7,948,371 and 8,058,929 shares at July 1, 2023 and December 31, 2022, respectively)	(459.1)	(465.5)
Total stockholders' equity	1,172.6	1,079.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,501.6	$1,930.9

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended July 1, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at April 1, 2023	$0.5	$1,335.3	$(8.8)	$259.3	$(460.2)	$1,126.1
Net income	—	—	36.0	—	—	36.0
Other comprehensive income, net	—	—	—	3.2	—	3.2
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	3.5	—	—	—	3.5
Restricted stock unit vesting	—	(0.3)	—	—	1.1	0.8
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6

	Six months ended July 1, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	78.8	—	—	78.8
Other comprehensive income, net	—	—	—	5.0	—	5.0
Incentive plan activity	—	8.2	—	—	—	8.2
Long-term incentive compensation expense	—	6.6	—	—	—	6.6
Restricted stock unit vesting	—	(11.6)	—	—	6.4	(5.2)
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6

	Three months ended July 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at April 2, 2022	$0.5	$1,321.2	$(40.4)	$266.9	$(432.4)	$1,115.8
Net income	—	—	13.0	—	—	13.0
Other comprehensive loss, net	—	—	—	(12.9)	—	(12.9)
Incentive plan activity	—	4.0	—	—	—	4.0
Long-term incentive compensation expense	—	2.5	—	—	—	2.5
Restricted stock unit vesting	—	(0.4)	—	—	0.3	(0.1)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6

	Six months ended July 2, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	24.4	—	—	24.4
Other comprehensive loss, net	—	—	—	(9.9)	—	(9.9)
Incentive plan activity	—	6.5	—	—	—	6.5
Long-term incentive compensation expense	—	5.6	—	—	—	5.6
Restricted stock unit vesting	—	(19.0)	—	—	11.8	(7.2)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 1, 2023	July 2, 2022
Cash flows from (used in) operating activities:
Net income	$78.8	$24.4
Less: Gain (loss) from discontinued operations, net of tax	1.4	(7.7)
Income from continuing operations	77.4	32.1
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	—	0.1
Gain on change in fair value of equity security	(3.6)	(4.4)
Deferred and other income taxes	(10.4)	(9.0)
Depreciation and amortization	26.7	25.6
Pension and other employee benefits	5.7	6.3
Long-term incentive compensation	6.6	5.6
Other, net	(3.0)	1.0
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	4.9	(5.0)
Inventories	(27.0)	(44.9)
Accounts payable, accrued expenses and other	(2.7)	(90.6)
Cash spending on restructuring actions	—	(0.3)
Net cash from (used in) continuing operations	74.6	(83.5)
Net cash used in discontinued operations	(7.0)	(13.0)
Net cash from (used in) operating activities	67.6	(96.5)
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	1.0	1.6
Business acquisitions, net of cash acquired	(547.1)	(41.4)
Capital expenditures	(8.7)	(6.0)
Net cash used in continuing operations	(554.8)	(45.8)
Net cash used in discontinued operations	—	(13.9)
Net cash used in investing activities	(554.8)	(59.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	820.0	—
Repayments under senior credit facilities	(420.0)	(6.3)
Borrowings under trade receivables arrangement	61.0	—
Repayments under trade receivables arrangement	(31.0)	—
Net repayments under other financing arrangements	(0.1)	(0.2)
Payment of contingent consideration	—	(1.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(2.4)	(5.2)
Financing Fees Paid	(1.3)	—
Repurchases of common stock	—	(33.7)
Net cash from (used in) continuing operations	426.2	(46.7)
Net cash from discontinued operations	—	0.3
Net cash from (used in) financing activities	426.2	(46.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.5)	1.8
Net change in cash and equivalents	(61.5)	(200.8)
Consolidated cash and equivalents, beginning of period	157.1	396.0
Consolidated cash and equivalents, end of period	$95.6	$195.2

	Six months ended
	July 1, 2023	July 2, 2022
Components of cash and equivalents:
Cash and equivalents	$87.1	$189.8
Cash and equivalents included in assets of DBT and Heat Transfer	8.5	5.4
Total cash and equivalents	$95.6	$195.2

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

Acquisition of Cincinnati Fan

On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash consideration of $145.2, net of (i) cash acquired of $2.5 and (ii) an adjustment to the purchase price received during the second quarter of 2022 related to acquired working capital of $0.4. The post-acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

Acquisition of ITL

On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered Aids to Navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash consideration of $40.4, net of (i) cash acquired of $1.1 and (ii) an adjustment to the purchase price received during the third quarter of 2022 related to acquired working capital of $1.4. The post-acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

Acquisition of TAMCO

On April 3, 2023, we completed the acquisition of T. A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. We purchased TAMCO for cash consideration of $125.3, net of cash acquired of $1.0. The purchase price is subject to adjustment based upon the final calculation of working capital and cash as of the date of acquisition. The post-acquisition operating results of TAMCO are reflected within our HVAC reportable segment.

Acquisition of ASPEQ

On June 2, 2023, we completed the acquisition of ASPEQ Heating Group (“ASPEQ”), a leading provider of electrical heating solutions to customers in industrial and commercial markets. We purchased ASPEQ for cash consideration of $421.8, net of cash acquired of $0.9. The purchase price is subject to adjustment based upon the final calculation of working capital and cash as of the date of acquisition. The post-acquisition operating results of ASPEQ are reflected within our HVAC reportable segment.

The assets acquired and liabilities assumed in the TAMCO and ASPEQ transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts and acquired intangible assets.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the six months ended July 1, 2023, when compared to the consolidated operating results for the respective 2022 period.

Correction of Prior-Year Classification and Disclosure
During the fourth quarter of 2022, we concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Accounting Standards Codification (“Codification”), the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with the measure used by our Chief Operating Decision Maker (“CODM”) when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income was determined before considering impairments and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and certain other acquisition-related costs from Segment Income. Accordingly, Segment Income, as presented in Note 6, now excludes all of the items noted above. This change had no impact to the amounts previously presented in our condensed consolidated statements of operations for the three and six months ended July 2, 2022. Although the impact of this change to previously disclosed Segment Income is not material, we revised the prior-year presentation to be consistent with the current-year disclosure. The impact of this change on the Segment Income previously presented for the three and six months ended July 2, 2022 is summarized below:

	Three months ended July 2, 2022			Six months ended July 2, 2022
	As Previously Presented	Effect of Change	Current Presentation	As Previously Presented	Effect of Change	Current Presentation
Income:
HVAC reportable segment	$25.6	$2.7	$28.3	$40.8	$8.1	$48.9
Detection and Measurement reportable segment	22.5	5.3	27.8	37.5	9.3	46.8
Total income for segments	48.1	8.0	56.1	78.3	17.4	95.7

Corporate expense	16.4	—	16.4	33.0	—	33.0
Acquisition related costs (1)	—	0.9	0.9	—	1.0	1.0
Long-term incentive compensation expense	2.5	—	2.5	5.6	—	5.6
Amortization of intangible assets	—	7.1	7.1	—	16.4	16.4
Special charges, net	0.1	—	0.1	0.1	—	0.1
Other operating expense, net	1.9	—	1.9	1.0	—	1.0
Consolidated operating income	$27.2	$—	$27.2	$38.6	$—	$38.6
________________________________
(1)Represents additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the ITL acquisition of $0.9 and $1.0 during the three and six months ended July 2, 2022, respectively.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
The London Interbank Offered Rate (“LIBOR”) was discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the Financial Accounting Standards Board (“FASB”) issued three amendments to existing guidance, Accounting Standards Update (“ASU”) No. 2020-04, No. 2021-01, and No. 2022-06, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2024. In conjunction with entering into an amended and restated credit agreement on August 12, 2022, we adopted this guidance with no material impact on our condensed consolidated financial statements.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisition of ASPEQ

As indicated in Note 1, on June 2, 2023, we completed the acquisition of ASPEQ for $421.8, net of cash acquired of $0.9. We financed the acquisition with available cash and borrowings under our senior credit facilities. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for ASPEQ as of June 2, 2023:

Assets acquired:
Current assets, including cash and equivalents of $0.9	$41.7
Property, plant and equipment	10.6
Goodwill	169.3
Intangible assets	246.1
Other assets	1.3
Total assets acquired	469.0

Current liabilities assumed	11.3
Non-current liabilities assumed (1)	35.0

Net assets acquired	$422.7
________________________________
(1)Includes net deferred income tax liabilities and other liabilities of $34.0 and $1.0, respectively.

The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer backlog of $142.3, $51.5, $47.8, and $4.5, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the customer relationships, technology, and customer backlog assets over 12.0, 16.0, and 1.0 years, respectively, with the trademarks acquired being indefinite lived.

We acquired gross receivables of $17.2, which had a fair value at the acquisition date of $17.1 based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for ASPEQ’s existing operations, increased volumes achieved by selling ASPEQ’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

Between the acquisition date and July 1, 2023, we recognized revenues and a net loss for ASPEQ of $8.6 and $0.5, respectively. The net loss included charges of $1.1 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold during the period June 2, 2023 through July 1, 2023. During the three and six months ended July 1, 2023, we incurred acquisition-related costs for ASPEQ of $4.6 and $5.1, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Corporate expense” within consolidated operating income in Note 6.

The following unaudited pro forma information presents our results of operations for the three and six months ended July 1, 2023 and July 2, 2022, respectively, as if the acquisition of ASPEQ had taken place on January 1, 2022. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of ASPEQ. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during the first quarter of 2022, and the related income tax effects.

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$442.0	$380.4	$870.3	$711.8
Income from continuing operations	41.9	12.2	78.8	14.5
Net income	39.6	6.1	80.2	6.8

Income from continuing operations per share of common stock:
Basic	$0.92	$0.27	$1.73	$0.32
Diluted	$0.90	$0.26	$1.69	$0.31

Net income per share of common stock:
Basic	$0.87	$0.13	$1.76	$0.15
Diluted	$0.85	$0.13	$1.72	$0.15

Other Acquisitions

As indicated in Note 1, on March 31, 2022 and April 3, 2023, we completed the acquisitions of ITL and TAMCO, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations.

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

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of July 1, 2023 and December 31, 2022. The major line items constituting DBT’s assets and liabilities as of July 1, 2023 and December 31, 2022 are shown below:

	July 1, 2023	December 31, 2022
ASSETS
Cash and equivalents	$8.4	$9.3
Accounts receivable, net	13.8	7.6
Other current assets	3.9	6.5
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.6	0.7
	0.8	0.9
Accumulated depreciation	(0.7)	(0.8)
Property, plant and equipment, net	0.1	0.1
Other assets	17.5	19.1
Total assets of DBT	$43.7	$42.6
LIABILITIES
Accounts payable	$1.2	$1.4
Contract liabilities	3.2	3.6
Accrued expenses	18.8	22.0
Other long-term liabilities	4.2	4.6
Total liabilities of DBT	$27.4	$31.6

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of July 1, 2023 and December 31, 2022. The major line items constituting Heat Transfer’s assets and liabilities as of July 1, 2023 and December 31, 2022 are shown below:

	July 1, 2023	December 31, 2022
ASSETS
Cash and equivalents	$0.1	$—
Other current assets	0.3	0.2
Other assets	0.1	0.1
Total assets of Heat Transfer	$0.5	$0.3
LIABILITIES
Accounts payable	$0.2	$0.1
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.3	$0.2

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three and six months ended July 1, 2023 and July 2, 2022, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
DBT
Income (loss) from discontinued operations (1)	$(2.4)	$(6.9)	$0.6	$(8.5)
Income tax benefit	0.2	1.1	0.9	1.5
Income (loss) from discontinued operations, net	(2.2)	(5.8)	1.5	(7.0)

All other
Loss from discontinued operations (2)	(0.1)	(0.4)	(0.1)	(0.9)
Income tax benefit	—	0.1	—	0.2
Loss from discontinued operations, net	(0.1)	(0.3)	(0.1)	(0.7)

Total
Income (loss) from discontinued operations	(2.5)	(7.3)	0.5	(9.4)
Income tax benefit	0.2	1.2	0.9	1.7
Income (loss) from discontinued operations, net	$(2.3)	$(6.1)	$1.4	$(7.7)
________________________________
(1)Income for the six months ended July 1, 2023 resulted primarily from income recorded in connection with dispute resolutions, partially offset by legal costs incurred in connection with various dispute resolution matters related to two large power projects. Loss for the three months ended July 1, 2023 and the three and six months ended July 2, 2022 resulted primarily from net legal costs incurred in connection with various dispute resolution matters related to two large power projects. Refer to Note 15 for additional details on these dispute resolution matters.
(2)Loss for the three and six months ended July 1, 2023 and July 2, 2022 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended July 1, 2023 and July 2, 2022:

	Three months ended July 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$173.3	$—	$173.3
Boilers, electrical heating, and ventilation	95.7	—	95.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.2	67.2
Communication technologies, aids to navigation, and transportation systems	—	87.1	87.1
	$269.0	$154.3	$423.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$248.0	$127.3	$375.3
Revenues recognized over time	21.0	27.0	48.0
	$269.0	$154.3	$423.3

	Six months ended July 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$331.6	$—	$331.6
Boilers, electrical heating, and ventilation	189.0	—	189.0
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	133.1	133.1
Communication technologies, aids to navigation, and transportation systems	—	169.4	169.4
	$520.6	$302.5	$823.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$476.3	$255.5	$731.8
Revenues recognized over time	44.3	47.0	91.3
	$520.6	$302.5	$823.1

	Three months ended July 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$130.5	$—	$130.5
Boilers, electrical heating, and ventilation	88.2	—	88.2
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.4	65.4
Communication technologies, aids to navigation, and transportation systems	—	69.9	69.9
	$218.7	$135.3	$354.0

Timing of Revenue Recognition
Revenues recognized at a point in time	$202.8	$110.9	$313.7
Revenues recognized over time	15.9	24.4	40.3
	$218.7	$135.3	$354.0

	Six months ended July 2, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$247.3	$—	$247.3
Boilers, electrical heating, and ventilation	164.5	—	164.5
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	132.6	132.6
Communication technologies, aids to navigation, and transportation systems	—	116.7	116.7
	$411.8	$249.3	$661.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$375.9	$214.1	$590.0
Revenues recognized over time	35.9	35.2	71.1
	$411.8	$249.3	$661.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of July 1, 2023 and December 31, 2022:

Contract Balances	July 1, 2023	December 31, 2022	Change
Contract Accounts Receivable(1)	$279.1	$259.9	$19.2
Contract Assets	36.5	23.9	12.6
Contract Liabilities - current	(71.0)	(52.8)	(18.2)
Contract Liabilities - non-current(2)	(4.1)	(4.7)	0.6
Net contract balance	$240.5	$226.3	$14.2
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $14.2 increase in our net contract asset balance from December 31, 2022 to July 1, 2023 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period.
During the three and six months ended July 1, 2023, we recognized revenues of $4.8 and $30.6, respectively, related to our contract liabilities at December 31, 2022.
Performance Obligations

As of July 1, 2023, the aggregate amount allocated to remaining performance obligations was $211.2. We expect to recognize revenue on approximately 82% and 89% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three and six months ended July 1, 2023.

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

HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement solutions for the HVAC industrial and power generation markets, as well as boilers and electrical heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three and six months ended July 1, 2023 and July 2, 2022 are presented below:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues:
HVAC reportable segment	$269.0	$218.7	$520.6	$411.8
Detection and Measurement reportable segment	154.3	135.3	302.5	249.3
Consolidated revenues	$423.3	$354.0	$823.1	$661.1

Income:
HVAC reportable segment	$55.2	$28.3	$102.9	$48.9
Detection and Measurement reportable segment	29.2	27.8	55.9	46.8
Total income for segments	84.4	56.1	158.8	95.7

Corporate expense	16.6	16.4	31.2	33.0
Acquisition-related and other costs (1)	1.5	0.9	2.1	1.0
Long-term incentive compensation expense	3.5	2.5	6.6	5.6
Amortization of intangible assets	11.5	7.1	17.8	16.4
Special charges, net	—	0.1	—	0.1
Other operating expense	—	1.9	—	1.0
Consolidated operating income	$51.3	$27.2	$101.1	$38.6
________________________________
(1)Represents certain acquisition-related costs incurred of $1.5 and $2.1 during the three and six months ended July 1, 2023, respectively, and $0.9 and $1.0 during the three and six months ended July 2, 2022, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the ASPEQ acquisition of $1.1 during the three and six months ended July 1, 2023 and the ITL acquisition of $0.9 and $1.0 during the three and six months ended July 2, 2022, respectively.

(7)    SPECIAL CHARGES, NET
There were no special charges for the three and six months ended July 1, 2023. No significant future charges are expected to be incurred under actions approved as of July 1, 2023. Special charges, net, for the three and six months ended July 2, 2022 are described in more detail below:

	Three months ended	Six months ended
	July 2, 2022	July 2, 2022
HVAC reportable segment	$0.1	$0.1
Detection and Measurement reportable segment	—	—
Total	$0.1	$0.1

HVAC — Charges for the three and six months ended July 2, 2022 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses.
The following is an analysis of our restructuring liabilities for the six months ended July 1, 2023 and July 2, 2022:

	Six months ended
	July 1, 2023	July 2, 2022
Balance at beginning of year	$—	$0.3
Special charges	—	0.1
Utilization — cash	—	(0.3)
Currency translation adjustment and other	—	0.1
Balance at end of period	$—	$0.2

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Finished goods	$79.3	$73.0
Work in process	31.8	25.7
Raw materials and purchased parts	188.5	145.3
Total inventories	$299.6	$244.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended July 1, 2023 were as follows:

	December 31, 2022	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	July 1, 2023
HVAC reportable segment
Gross goodwill	$529.5	$219.9	$3.6	$753.0
Accumulated impairments	(328.2)	—	(2.2)	(330.4)
Goodwill	201.3	219.9	1.4	422.6

Detection and Measurement reportable segment
Gross goodwill	425.2	0.8	3.8	429.8
Accumulated impairments	(171.2)	—	(1.3)	(172.5)
Goodwill	254.0	0.8	2.5	257.3

Total
Gross goodwill	954.7	220.7	7.4	1,182.8
Accumulated impairments	(499.4)	—	(3.5)	(502.9)
Goodwill	$455.3	$220.7	$3.9	$679.9
__________________________
(1)Reflects (i) goodwill acquired with the TAMCO and ASPEQ acquisitions of $50.6 and $169.3, respectively and (ii) an increase in ITL’s goodwill of $0.8 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the TAMCO and ASPEQ acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at July 1, 2023 and December 31, 2022 comprised the following:

	July 1, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$402.5	$(52.1)	$350.4	$198.9	$(41.7)	$157.2
Technology	139.1	(22.3)	116.8	81.5	(18.4)	63.1
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	45.4	(27.7)	17.7	36.7	(24.1)	12.6
	591.5	(106.6)	484.9	321.6	(88.7)	232.9
Trademarks with indefinite lives (2)	220.7	—	220.7	168.7	—	168.7
Total	$812.2	$(106.6)	$705.6	$490.3	$(88.7)	$401.6
__________________________
(1)The identifiable intangible assets associated with the TAMCO acquisition consists of customer relationships of $59.7, technology of $9.3, definite-lived trademarks of $3.2, and backlog of $1.0. The identifiable intangible assets associated with the ASPEQ acquisition consists of customer relationships of $142.3, technology of $47.8, and backlog of $4.5.

(2)Includes $51.5 of indefinite-lived trademarks associated with the ASPEQ acquisition.

In connection with the acquisitions of TAMCO and ASPEQ, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $44.0 for the full year 2023 and $46.0 for 2024 and each of the four years thereafter.

At July 1, 2023, the net carrying value of intangible assets with determinable lives consisted of $354.1 in the HVAC reportable segment and $130.8 in the Detection and Measurement reportable segment. At July 1, 2023, trademarks with indefinite lives consisted of $156.7 in the HVAC reportable segment and $64.0 in the Detection and Measurement reportable segment.

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
During the fourth quarter of 2022, we performed a quantitative analysis on the goodwill of our Cincinnati Fan reporting unit. The Cincinnati Fan analysis indicated that the fair value of its net assets exceeded the related carrying value by less than 10%. A change in assumptions used in Cincinnati Fan’s quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If Cincinnati Fan is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of July 1, 2023, Cincinnati Fan’s goodwill totaled $54.8.
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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Six months ended
	July 1, 2023	July 2, 2022
Balance at beginning of year	$34.7	$34.8
Acquisitions	0.8	0.3
Provisions	7.9	5.5
Usage	(7.5)	(5.5)
Currency translation adjustment	—	(0.2)
Balance at end of period	35.9	34.9
Less: Current portion of warranty	13.2	11.9
Non-current portion of warranty	$22.7	$23.0

(11)    EMPLOYEE BENEFIT PLANS
On February 17, 2022, we transferred our existing liability under the SPX Postretirement Benefit Plans (the “Plans”) for a group of participants with retiree life insurance benefits to an insurance carrier for consideration payable to the insurance carrier of approximately $10.0. Of this consideration, $9.0 was paid during the first quarter ended April 2, 2022, with the remainder paid in the second quarter of 2022. This transaction resulted in a settlement charge of $0.7 recorded to “Other income (expense), net” during the first quarter of 2022. In addition, and in connection with this transfer, we remeasured the assets and liabilities of the Plans as of the transfer date, which resulted in a benefit of $0.4 recorded to “Other income (expense), net” for the three months ended April 2, 2022.

Participants in the SPX U.S. Pension Plan (the “U.S. Plan”) are eligible to elect a lump-sum payment option in lieu of a future pension benefit. During the first half of 2022, $10.0 was paid to participants who elected lump-sum payments. This triggered a plan settlement which resulted in a charge to “Other income (expense), net” of $2.3 during the quarter ended July 2, 2022. In addition, we remeasured assets and liabilities of the U.S. Plan at July 2, 2022, which resulted in an actuarial loss of $1.5 recorded to “Other income (expense), net” during the quarter.

Net periodic benefit (income) expense for our pension and postretirement plans includes the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest cost	$3.3	$2.3	$6.6	$4.6
Expected return on plan assets	(2.2)	(2.1)	(4.4)	(4.2)
Settlement and actuarial losses (1)	—	3.8	—	3.8
Net periodic pension benefit expense	$1.1	$4.0	$2.2	$4.2
__________________________
(1)     Consists of an actuarial loss of $1.5 and a settlement loss of $2.3 for the three and six months ended July 2, 2022.

Foreign Pension Plans

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest cost	$1.4	$1.0	$2.8	$2.0
Expected return on plan assets	(1.6)	(1.5)	(3.2)	(3.0)
Net periodic pension benefit income	$(0.2)	$(0.5)	$(0.4)	$(1.0)

Postretirement Plans

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest cost	$0.3	$0.3	$0.6	$0.6
Amortization of unrecognized prior service credits	(1.0)	(1.1)	(2.0)	(2.2)
Recognized net actuarial losses (1)	—	—	—	0.3
Net periodic postretirement benefit income	$(0.7)	$(0.8)	$(1.4)	$(1.3)
__________________________
(1)     The six months ended July 2, 2022 includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended July 1, 2023:

	December 31, 2022	Borrowings	Repayments	Other (6)	July 1, 2023
Revolving loans(1)	$—	$520.0	$(420.0)	$—	$100.0
Term loans(2)(3)	244.3	300.0	—	(1.2)	543.1
Trade receivables financing arrangement(4)	—	61.0	(31.0)	—	30.0
Other indebtedness(5)	2.5	0.2	(0.3)	0.1	2.5
Total debt	246.8	$881.2	$(451.3)	$(1.1)	675.6
Less: short-term debt	1.8				132.0
Less: current maturities of long-term debt	2.0				10.5
Total long-term debt	$243.0				$533.1

___________________________
(1)While not due for repayment until August 2027 under the terms of our senior credit agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period. The revolving loan facility was utilized as the initial funding mechanism for the TAMCO and ASPEQ acquisitions and was partially repaid with the funds borrowed on the Incremental Term Loan (see additional discussion below).
(2)As noted below, we amended our senior credit agreement on April 21, 2023, with the amendment making available an incremental term loan facility (“Incremental Term Loan”) in the amount of $300.0. The proceeds from the Incremental Term Loan were primarily used to fund the acquisition of ASPEQ.
(3)The term loans are repayable in quarterly installments equal to 0.625% of the balance of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.9 and $0.7 at July 1, 2023 and December 31, 2022, respectively.
(4)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At July 1, 2023, we had $12.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $30.0.
(5)Primarily includes balances under a purchase card program of $2.0 and $1.8 and finance lease obligations of $0.5 and $0.7 at July 1, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the capitalization and amortization of debt issuance costs. During the three months ended July 1, 2023, we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
Senior Credit Facilities
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
The Incremental Amendment provides for an Incremental Term Loan in the aggregate amount of $300.0, which was available in up to three drawings (subject to customary conditions) from the Incremental Amendment Effective Date to October 18, 2023. The proceeds of the Incremental Term Loan were available to be used to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. The Incremental Term Loan will mature on August 12, 2027. We may voluntarily prepay the Incremental Term Loan, in whole or in part, without premium or penalty. In June 2023, we borrowed $300.0 under the Incremental Term Loan in connection with the ASPEQ acquisition.

The interest rate applicable to the Incremental Term Loan is, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.00%) or (y) the Term SOFR rate for the applicable interest period plus 0.10%, plus, in each case, an applicable margin percentage, which varies based on the Company’s Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination to Consolidated EBITDA for the four fiscal quarters ended most recently before such date). SPX may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, any other period not greater than twelve months) for Term SOFR borrowings. SPX will also pay a commitment fee to the incremental lenders on the daily unused amount of the commitments for the Incremental Term Loan, payable quarterly at a per annum rate which also varies based on the Company’s Consolidated Leverage Ratio. The commitment fee rate and interest rate margins for the Incremental Term Loan are as follows:

Consolidated Leverage Ratio	Commitment Fee	Term SOFR Loans	ABR Loans
Less than 2.00 to 1.0	0.225%	1.500%	0.500%
Greater than or equal to 2.00 to 1.0 but less than 3.00 to 1.0	0.250%	1.625%	0.625%
Greater than or equal to 3.00 to 1.0	0.275%	1.875%	0.875%

The Incremental Term Loan is guaranteed by certain domestic material subsidiaries of the Company and secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries or the domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries, all subject to certain exceptions and on a pari passu basis with the other credit facilities under the Credit Agreement.

A detailed description of our remaining senior credit facilities under the Credit Agreement is included in our 2022 Annual Report on Form 10-K.
At July 1, 2023, we had $389.2 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $100.0 and $10.8 reserved for outstanding letters of credit. In addition, at July 1, 2023, we had $9.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $15.4 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 6.8% at July 1, 2023.

At July 1, 2023, we were in compliance with all covenants of the Credit Agreement.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Swaps”) that have a remaining notional amount of $225.0, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated, and are accounting for, our Swaps as cash flow hedges.

As of July 1, 2023 and December 31, 2022, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $9.2 and $11.0, respectively. In addition, the fair value of our Swaps was $12.3 (with $9.0 recorded as a current asset and $3.3 as a non-current asset) as of July 1, 2023, and $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022. Changes in the fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $9.9 and $6.9 outstanding as of July 1, 2023 and December 31, 2022, respectively, with all of the $9.9 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at July 1, 2023 and December 31, 2022.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Weighted-average number of common shares used in basic income per share	45.533	45.444	45.457	45.500
Dilutive securities — Employee stock options and restricted stock units	1.094	0.845	1.043	0.870
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.627	46.289	46.500	46.370

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.228 and 0.535, respectively, for the three months ended July 1, 2023, and 0.198 and 0.529, respectively, for the six months ended July 1, 2023.

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
Effective May 9, 2023, we granted 0.014 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2024.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.5 and $2.5 for the three months ended July 1, 2023 and July 2, 2022, respectively, and $6.6 and $5.6 for the six months ended July 1, 2023 and July 2, 2022, respectively. The related tax benefit was $0.6 and $0.4 for the three months ended July 1, 2023 and July 2, 2022, respectively, and $1.1 and $0.9 for the six months ended July 1, 2023 and July 2, 2022, respectively.

Repurchases of Common Stock

On May 10, 2022 and May 9, 2023, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of the Credit Agreement. Pursuant to this authorization, during the three months ended July 2, 2022, we repurchased approximately 0.7 shares of our common stock for aggregate cash payments of $33.7.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended July 1, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$243.5	$9.1	$6.7	$259.3
Other comprehensive income before reclassifications	3.9	1.8	—	5.7
Amounts reclassified from accumulated other comprehensive income	—	(1.7)	(0.8)	(2.5)
Current-period other comprehensive income (loss)	3.9	0.1	(0.8)	3.2
Balance at end of period	$247.4	$9.2	$5.9	$262.5
__________________________
(1)Net of tax provision of $3.1 as of July 1, 2023 and April 1, 2023.
(2)Net of tax provision of $2.2 and $2.4 as of July 1, 2023 and April 1, 2023, respectively. The balances as of July 1, 2023 and April 1, 2023 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the six months ended July 1, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.1	$11.0	$7.4	$257.5
Other comprehensive income before reclassifications	8.3	1.5	—	9.8
Amounts reclassified from accumulated other comprehensive income	—	(3.3)	(1.5)	(4.8)
Current-period other comprehensive income (loss)	8.3	(1.8)	(1.5)	5.0
Balance at end of period	$247.4	$9.2	$5.9	$262.5
__________________________
(1)Net of tax provision of $3.1 and $3.7 as of July 1, 2023 and December 31, 2022, respectively.
(2)Net of tax provision of $2.2 and $2.7 as of July 1, 2023 and December 31, 2022, respectively. The balances as of July 1, 2023 and December 31, 2022 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the three months ended July 2, 2022 were as follows:

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
The changes in the components of AOCI, net of tax, for the six months ended July 2, 2022 were as follows:

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
The following summarizes amounts reclassified from each component of AOCI for the three months ended July 1, 2023 and July 2, 2022:

	Amount Reclassified from AOCI
	Three months ended
	July 1, 2023	July 2, 2022	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Swaps	$(2.3)	$0.2	Interest expense
Pre-tax	(2.3)	0.2
Income taxes	0.6	(0.1)
	$(1.7)	$0.1

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.1)	Other income (expense), net
Income taxes	0.2	0.3
	$(0.8)	$(0.8)

The following summarizes amounts reclassified from each component of AOCI for the six months ended July 1, 2023 and July 2, 2022:

	Amount Reclassified from AOCI
	Six months ended
	July 1, 2023	July 2, 2022	Affected Line Item in the Condensed Consolidated Statements of Operations
(Gains) losses on qualifying cash flow hedges:
Swaps	$(4.4)	$0.7	Interest expense
Pre-tax	(4.4)	0.7
Income taxes	1.1	(0.2)
	$(3.3)	$0.5

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.0)	$(2.2)	Other income (expense), net
Income taxes	0.5	0.5
	$(1.5)	$(1.7)

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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.7 and $39.5 at July 1, 2023 and December 31, 2022, respectively. Of these amounts, $30.6 and $30.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at July 1, 2023 and December 31, 2022, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
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
During the six months ended July 2, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $17.0, were $11.2.

During the three and six months ended July 2, 2022, we recorded charges of $2.3 to continuing operations and $0.2 to discontinued operations related to revisions of recorded liabilities for asbestos-related claims. There were no other changes in estimates associated with the assets and liabilities related to our asbestos product liability matters during the three and six months ended July 2, 2022.

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

Claims by DBT - DBT has asserted claims against MHI of approximately South African Rand 1,000.0 (or $53.5). As DBT prepares these claims for dispute resolution processes, the amounts, along with the characterization, of the claims could change. Of these claims, South African Rand 606.0 (or $32.4), which is inclusive of the amounts awarded in the adjudications referred to below, are currently proceeding through contractual dispute resolution processes and DBT is likely to initiate additional dispute resolution processes. DBT is also pursuing several claims to force MHI to abide by its contractual obligations and provide DBT with certain benefits that MHI may have received from its customer on the projects. In addition to existing asserted claims, DBT believes it has additional claims and rights to recovery based on its performance under the contracts with, and actions taken by, MHI. DBT is continuing to evaluate the claims and the amounts owed to it under the contracts based on MHI’s failure to comply with its contractual obligations. The amounts DBT may recover for current and potential future claims against MHI are not currently known given (i) the extent of current and potential future claims by MHI against DBT (see below for further discussion) and (ii) the unpredictable nature of any dispute resolution processes that may occur in connection with these current and potential future claims. No revenue has been recorded in the accompanying condensed consolidated financial statements with respect to current or potential future claims against MHI.

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

On February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, MHI paid DBT South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $6.8) was recorded as income during the quarter ended April 1, 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the quarter ended July 1, 2023.

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

Claims by MHI - On February 26, 2019, DBT received notification of an interim claim consisting of both direct and consequential damages from MHI alleging, among other things, that DBT (i) provided defective product and (ii) failed to meet certain project milestones. In September 2020, MHI made a demand on certain bonds issued in its favor by DBT, based solely on these alleged defects, but without further substantiation or other justification (see further discussion below). On December 30, 2020, MHI notified DBT of its intent to take these claims to binding arbitration even though the vast majority of these claims had not been brought appropriately before a dispute adjudication board as required under the relevant subcontracts. On June 4, 2021, in connection with the arbitration, DBT received a revised version of the claim. Similar to the interim claim, we believe the vast majority of the damages summarized in the revised claim are unsubstantiated and, thus, any loss for the majority of these claims is considered remote. The remainder of the claims in both the interim notification and the revised version largely appear to be direct in nature. On September 21, 2022, an arbitration tribunal ruled that only South African Rand 349.6 (or $18.7) of MHI’s revised claim had been brought appropriately before a dispute adjudication board as required under the relevant subcontracts, with MHI’s other claims dismissed from the arbitration proceedings. Additionally, in May 2023, the arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to the arbitration. Such amount was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the quarter ended July 1, 2023. MHI subsequently referred the claims dismissed from the arbitration, with approximately South African Rand 394.4 (or $21.1) related to claims that are direct in nature, to a new dispute adjudication panel. The panel held a hearing on these matters in June 2023 and a ruling is expected in the third quarter of 2023. DBT has numerous defenses and, thus, we do not believe that DBT has a probable loss associated with any of these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. DBT intends to vigorously defend itself against these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that have occurred or may occur in connection with these claims.

In April and July 2019, DBT received notifications of intent to claim liquidated damages totaling South African Rand 407.2 (or $21.8) from MHI alleging that DBT failed to meet certain project milestones related to the construction of the filters for both the Kusile and Medupi projects. DBT has numerous defenses against these claims and, thus, we do not believe that DBT has a probable loss associated with these claims. As such, no loss has been recorded in the accompanying condensed consolidated financial statements with respect to these claims. Although it is reasonably possible that some loss may be incurred in connection with these claims, we currently are unable to estimate the potential loss or range of potential loss.

In March 2023, MHI submitted to DBT notices of intent to claim totaling South African Rand 1,664.0 (or $89.1) related to DBT’s filter and heater scopes of work, alleging that DBT provided defective product. MHI has provided minimal support for these allegations and DBT believes it has numerous defenses against them. Thus, we do not believe that DBT has a probable loss associated with these allegations and DBT intends to vigorously defend itself against them. As such, no amounts have been recorded in the accompanying condensed consolidated financial statements with respect to these allegations. We currently are unable to estimate the range of potential loss, if any, associated with these allegations due to the (i) lack of support provided by MHI; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may occur in connection with these claims.

Bonds Issued in Favor of MHI - DBT was obligated with respect to bonds issued by banks in favor of MHI. In September of 2020, MHI made a demand, and received payment of South African Rand 239.6 (or $14.3 at the time of payment), on certain of these bonds. In May 2021, MHI made an additional demand, and received payment of South African Rand 178.7 (or $12.5 at the time of payment), on certain of the remaining bonds at such time. In both cases, we funded the payment as required under the terms of the bonds and our senior credit agreement. In its demands, MHI purported that DBT failed to carry out its obligations to rectify certain alleged product defects and that DBT failed to meet certain project milestones. DBT denies liability for such allegations and, thus, fully intends to seek, and believes it is legally entitled to, reimbursement of the South African Rand 418.3 (or $22.4) that has been paid. On October 11, 2022, a dispute adjudication panel ruled MHI drew on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.0 at the time of payment) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7 at the time of payment). MHI paid these amounts on October 14, 2022. We have reflected the remaining South African Rand 327.5 (or $17.5 and $19.1 as of July 1, 2023 and December 31, 2022, respectively) within “Assets of DBT and Heat Transfer” on the accompanying condensed consolidated balance sheets as of July 1, 2023 and December 31, 2022.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 17 sites that we own or control, or formerly owned and controlled, as of July 1, 2023 and December 31, 2022. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of July 1, 2023 and December 31, 2022, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of July 1, 2023, we had gross unrecognized tax benefits of $2.5 (net unrecognized tax benefits of $2.4). These unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 1, 2023, gross accrued interest totaled $1.3 (net accrued interest of $1.2). As of July 1, 2023, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $0.6. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
Other Tax Matters
For the three months ended July 1, 2023, we recorded an income tax provision of $7.8 on $46.1 of pre-tax income from continuing operations, resulting in an effective rate of 16.9%. This compares to an income tax provision for the three months ended July 2, 2022 of $4.4 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. The most significant items impacting the income tax provision for the second quarters of 2023 and 2022 were (i) $1.2 and $0.7 of tax benefits, respectively, related to revisions to liabilities for uncertain tax positions and (ii) $0.5 and $0.0, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. In addition, the rate for the three months ended July 1, 2023 was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

For the six months ended July 1, 2023, we recorded an income tax provision of $19.1 on $96.5 of pre-tax income from continuing operations, resulting in an effective rate of 19.8%. This compares to an income tax provision for the six months ended July 2, 2022 of $7.0 on $39.1 of pre-tax income from continuing operations, resulting in an effective rate of 17.9%. The most significant items impacting the income tax provision during the first half of 2023 and 2022 were (i) $1.4 and $0.7, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods and (ii) the $1.2 and $0.7, respectively, of the tax benefits noted above related to revisions to liabilities for uncertain tax positions. In addition, the current year's rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Contingent Consideration for Sensors & Software and Enterprise Control Systems Acquisitions — In connection with the acquisition of Sensors & Software in 2020, the sellers were eligible for additional cash consideration of up to $3.8, with payment of such contingent consideration dependent upon the achievement of certain milestones. Such contingent consideration totaled $1.3, and was paid during the quarter ended April 2, 2022.

In connection with the acquisition of Enterprise Control Systems Ltd in 2021, the seller was eligible for additional cash consideration of up to $15.8, with payment of such contingent consideration dependent upon the achievement of certain milestones. During the first and second quarters of 2022, we concluded the probability of achieving the financial performance milestones had lessened due to a delay in the execution of certain large orders. Thus, during the quarters ended April 2, 2022 and July 2, 2022, we reduced the fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to “Other operating expense, net.” The estimated fair value of such contingent consideration was $0.0 at July 1, 2023 and December 31, 2022 as we determined no additional cash consideration was due to the seller.

We estimate the fair value of contingent consideration based on the probability of the acquired business achieving the applicable milestones.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any asset impairment would result in the asset being recorded at its fair value.
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
As of July 1, 2023, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. During the three and six months ended July 1, 2023 and July 2, 2022, we recorded gains of $0.0 and $0.0, and $3.6 and $4.4, respectively, to “Other income (expense), net” to reflect an increase in the estimated fair value of the equity security. As of July 1, 2023 and December 31, 2022, the equity security had an estimated fair value of $39.4 and $35.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of July 1, 2023 and December 31, 2022 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except share data)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in the Company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and the Company’s ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to the large power projects in South Africa, as well as claims with respect to, environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response there to; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to the Company’s digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting the Company’s business, including regulatory changes; changes in worldwide economic conditions; uncertainties with respect to the Company’s ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of any announced acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These statements are only predictions and actual events or results may differ materially. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

SUPPLY CHAIN DISRUPTIONS, LABOR SHORTAGES, AND COST INCREASES

The impact of the COVID-19 pandemic on our operating results for the first half of 2023 was minimal. However, during January 2022, there was an increase in pandemic cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, certain of our businesses experienced supply chain disruptions, as well as labor shortages, while all of our businesses experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. During the first half of 2023, we experienced more stable labor and supply chain environments and continue to actively manage these matters.

POTENTIAL IMPACTS OF RUSSIA/UKRAINE CONFLICT

The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, did not have a significant adverse impact on our operating results during the three and six months ended July 1, 2023 and July 2, 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the potential impact to be material to our operating results. The Russia/Ukraine conflict has created additional demand for certain products within our communication technologies business. Any longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦International Tower Lighting, LLC (“ITL”)
▪Acquired on March 31, 2022 for cash consideration of $40.4, net of (i) cash acquired of $1.1 and (ii) an adjustment to the purchase price received during the third quarter of 2022 related to acquired working capital of $1.4.
▪Post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

◦T. A. Morrison & Co. Inc. (“TAMCO”)
▪Acquired on April 3, 2023 for cash consideration of $125.3, net of cash acquired of $1.0.
▪The purchase price is subject to adjustment based upon the final calculation of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of TAMCO are included within our HVAC reportable segment.

◦ASPEQ Heating Group (“ASPEQ”)
▪Acquired on June 2, 2023 for cash consideration of $421.8, net of cash acquired of $0.9.
▪The purchase price is subject to adjustment based upon the final calculation of working capital and cash as of the date of acquisition.
▪Post-acquisition operating results of ASPEQ are included within our HVAC reportable segment.

•Incremental Term Loan
◦On April 21, 2023, we amended and restated our senior credit agreement (the “Credit Agreement”).
◦The amendment provided for an additional senior secured term loan in the aggregate amount of $300.0, which was borrowed during the second quarter of 2023.
◦The funds from the additional term loan (“Incremental Term Loan”) were used to partially fund the acquisition of ASPEQ.
◦See Note 12 to our condensed consolidated financial statements for additional details.

•Disposition of SPX Transformer Solutions, Inc. (“Transformer Solutions”)
◦On October 1, 2021, we completed the sale of Transformer Solutions, which is included in discontinued operations for all periods presented.
◦During the first quarter of 2022, we paid $13.9 to the buyer of Transformer Solutions related primarily to the settlement of the final working capital balances of the business.

•Asbestos-Related Matters
◦On November 1, 2022, we completed the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets (the “Asbestos Portfolio Sale”). As a result of this transaction, the Company divested all obligations with respect to pending and future asbestos claims relating to these subsidiaries.
◦During the six months ended July 2, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $17.0, were $11.2.
◦During the three and six months ended July 2, 2022, we recorded charges of $2.3 to continuing operations and $0.2 to discontinued operations related to revisions of recorded liabilities for asbestos-related claims.
◦See Notes 1 and 15 to our condensed consolidated financial statements for additional details.

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

•Settlement and Actuarial Losses — U.S. Pension Plan (“U.S. Plan”)
◦In connection with the sale of Transformer Solutions, a significant number of participants of the U.S. Plan who were employees of Transformer Solutions elected to receive lump-sum payments from the U.S. Plan.
◦The extent of these lump-sum payments, combined with other lump-sum payments during the first half of 2022, required us to record settlement and actuarial losses, totaling $3.8, associated with the U.S. Plan during the second quarter of 2022.
◦See Note 11 to our condensed consolidated financial statements for additional details.

•Repurchases of Common Stock — During the second quarter of 2022, we repurchased approximately 0.7 shares of our common stock for $33.7.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded gains of $3.6 and $4.4 during the six months ended July 1, 2023 and July 2, 2022, respectively.
◦See Note 17 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and six months ended July 1, 2023 totaled $423.3 and $823.1, respectively, compared to $354.0 and $661.1 during the respective periods in 2022. The increase in revenues during the three and six months ended July 1, 2023, compared to the respective prior-year periods, was due primarily to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both price and volume increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to the execution of large projects within the communication technologies, transportation and aids to navigation businesses.

During the three and six months ended July 1, 2023, we generated operating income of $51.3 and $101.1, respectively, compared to $27.2 and $38.6 for the respective periods in 2022. The increase in operating income during the three and six months ended July 1, 2023, compared to the respective periods in 2022, was due primarily to higher income for both our HVAC and Detection and Measurement reportable segments, partially offset by increased intangible asset amortization primarily resulting from the acquisitions of TAMCO and ASPEQ. The increase in income for our HVAC reportable segment was primarily due to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from higher volumes and more stable labor and supply chain environments, as well as the income associated with the TAMCO and ASPEQ acquisitions. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above.

Cash flows from operating activities associated with continuing operations totaled $74.6 for the six months ended July 1, 2023, compared to cash flows used in operating activities of $83.5 during the six months ended July 2, 2022. The increase in cash flows from operating activities was due primarily to (i) the increase in income during the period discussed above, (ii) income tax payments of $17.1 during the first half of 2023 compared to income tax payments of $48.8 during the first half of 2022, with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions, (iii) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale, of $11.2, (iv) cash payments of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details), (v) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, and (vi) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during the first half of 2023, due to a more stable supply chain environment.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2022 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the first, second, and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the six months ended July 1, 2023, when compared to the consolidated operating results for the 2022 respective period.

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
The following table provides selected financial information for the three and six months ended July 1, 2023 and July 2, 2022, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$423.3	$354.0	19.6	$823.1	$661.1	24.5
Gross profit	163.6	124.6	31.3	313.5	228.6	37.1
% of revenues	38.6%	35.2%		38.1%	34.6%
Selling, general and administrative expense	100.8	88.3	14.2	194.6	172.5	12.8
% of revenues	23.8%	24.9%		23.6%	26.1%
Intangible amortization	11.5	7.1	62.0	17.8	16.4	8.5
Special charges, net	—	0.1	*	—	0.1	*
Other operating expense, net	—	1.9	*	—	1.0	*
Other income (expense), net	—	(1.7)	(100.0)	2.5	4.8	(47.9)
Interest expense, net	(5.2)	(2.0)	160.0	(7.1)	(4.3)	65.1
Income from continuing operations before income taxes	46.1	23.5	96.2	96.5	39.1	146.8
Income tax provision	(7.8)	(4.4)	77.3	(19.1)	(7.0)	172.9
Income from continuing operations	38.3	19.1	100.5	77.4	32.1	141.1

Components of revenue increase:
Organic			14.6			22.0
Foreign currency			(0.3)			(0.7)
Acquisitions			5.3			3.2
Net revenue increase			19.6			24.5
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and six months ended July 1, 2023, the increase in revenues, compared to the respective periods in 2022, was due to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both price and volume increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes from large projects within the communication technologies, transportation and aids to navigation businesses.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and six months ended July 1, 2023, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2022, was due primarily to the increase in revenues noted above and greater absorption of manufacturing costs as a result of higher volumes. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments, particularly within our HVAC reportable segment. This impact on gross profit as a percentage of revenue was partially offset by less favorable sales mix within our Detection and Measurement reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three and six months ended July 1, 2023, the increase in SG&A expense, compared to the respective periods in 2022, was due primarily to (i) increases in sales incentive plan expense driven by the higher revenues mentioned above, (ii) higher employee compensation, inclusive of increases in short-term incentive compensation expense, (iii) acquisition-related costs and SG&A expenses associated with the TAMCO and ASPEQ acquisitions, and (iv) higher travel expense. These increases were partially offset during the three and six months ended July 1, 2023, compared to the respective periods in 2022, by (i) lower costs related to various strategic and transformational initiatives during 2023 and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale.

Intangible Amortization — For the three and six months ended July 1, 2023, the increase in intangible amortization, compared to the respective periods in 2022, was primarily due to incremental intangible amortization related to backlog and other intangible assets associated with the TAMCO and ASPEQ acquisitions. In addition, the six months ended July 1, 2023 included six months of intangible amortization related to the ITL acquisition when compared to three months in the 2022 period.

Special Charges, net — Special charges, net, for the three and six months ended July 2, 2022 related primarily to severance costs associated with a restructuring action at one of our HVAC reportable segment’s cooling businesses. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first six months of 2022.

Other Operating Expense, net — Other operating expense, net for the three and six months ended July 2, 2022 related to asbestos-related charges of $2.3, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the Enterprise Control Systems Ltd acquisition ($0.4 and $1.3 during the three and six months ended July 2, 2022, respectively).

Other Income (Expense), net — Other income, net, for the three months ended July 1, 2023 was composed primarily of a gain of $0.4 related to income derived from company-owned life insurance policies, offset by pension and postretirement expense of $0.2, foreign currency transaction losses of $0.1, and environmental remediation charges of $0.1.
Other expense, net, for the three months ended July 2, 2022 was comprised primarily of pension and postretirement expense of $2.7 (inclusive of settlement and actuarial losses of $2.3 and $1.5, respectively), partially offset by income of $0.9 associated with a transition services agreement.

Other income, net, for the six months ended July 1, 2023 was composed primarily of a gain of $3.6 related to a change in the estimated fair value of an equity security that we hold and a gain of $0.4 related to income derived from company-owned life insurance policies, partially offset by foreign currency transaction losses of $0.7, pension and postretirement expense of $0.4, and environmental remediation charges of $0.2.

Other income, net, for the six months ended July 2, 2022 was composed primarily of a gain of $4.4 related to a change in the estimated fair value of an equity security that we hold, income associated with a transition services agreement of $1.8, and income derived from company-owned life insurance policies of $0.7, partially offset by pension and postretirement expense (inclusive of the losses mentioned above) of $1.9.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended July 1, 2023, compared to the respective periods in 2022, was the result of a higher average effective interest rate and higher average debt balances during the 2023 periods, primarily resulting from borrowings in connection with the TAMCO and ASPEQ acquisitions.

Income Tax Provision — For the three months ended July 1, 2023, we recorded an income tax provision of $7.8 on $46.1 of pre-tax income from continuing operations, resulting in an effective rate of 16.9%. This compares to an income tax provision for the three months ended July 2, 2022 of $4.4 on $23.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.7%. The most significant items impacting the income tax provision for the second quarters of 2023 and 2022 were (i) $1.2 and $0.7 of tax benefits, respectively, related to revisions to liabilities for uncertain tax positions and (ii) $0.5 and $0.0, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. In addition, the rate for the three months ended July 1, 2023 was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

For the six months ended July 1, 2023, we recorded an income tax provision of $19.1 on $96.5 of pre-tax income from continuing operations, resulting in effective rate of 19.8%. This compares to an income tax provision for the six months ended July 2, 2022 of $7.0 on $39.1 of pre-tax income from continuing operations, resulting in an effective rate of 17.9%. The most significant items impacting the income tax provision for the first half of 2023 and 2022 were (i) $1.4 and $0.7, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods and (ii) the $1.2 and $0.7, respectively, of the tax benefits related to revisions to liabilities for uncertain tax positions. In addition, the current year's rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
HVAC Reportable Segment

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$269.0	$218.7	23.0	$520.6	$411.8	26.4
Income	55.2	28.3	95.1	102.9	48.9	110.4
% of revenues	20.5%	12.9%		19.8%	11.9%
Components of revenue increase:
Organic			15.0			22.5
Foreign currency			(0.6)			(0.6)
Acquisition			8.6			4.5
Net revenue increase			23.0			26.4
Revenues — For the three and six months ended July 1, 2023, the increase in revenues, compared to the respective periods in 2022, was due primarily to (i) the organic revenue growth driven by increased sales, primarily of cooling products and (ii) the impact of the TAMCO and ASPEQ acquisitions. The increase in organic revenue was associated with price increases implemented across our businesses, as well as volume increases resulting from greater plant throughput and more stable labor and supply chain environments.

Income — For the three and six months ended July 1, 2023, the increase in income, compared to the respective periods in 2022, was due primarily to the impact of the revenue growth mentioned above. For the three and six months ended July 1, 2023, the increase in margin, compared to the respective periods in 2022, was primarily due to price increases and greater absorption of manufacturing costs as a result of higher volumes. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments.

Backlog — The segment had backlog of $337.2 and $321.6 as of July 1, 2023 and July 2, 2022, respectively. Backlog associated with TAMCO and ASPEQ totaled $31.4 as of July 1, 2023.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Revenues	$154.3	$135.3	14.0	$302.5	$249.3	21.3
Income	29.2	27.8	5.0	55.9	46.8	19.4
% of revenues	18.9%	20.5%		18.5%	18.8%
Components of revenue increase:
Organic			14.0			21.5
Foreign currency			—			(1.0)
Acquisitions			—			0.8
Net revenue increase			14.0			21.3
Revenues — For the three and six months ended July 1, 2023, the increase in revenues, compared to the respective periods in 2022, was due primarily to organic revenue growth and, for the six month period, the impact of the ITL acquisition. The organic revenue growth was driven primarily by higher volumes from large projects within the communication technologies, transportation and aids to navigation businesses.

Income — For the three and six months ended July 1, 2023, the increase in income, compared to the respective periods in 2022, was due primarily to the revenue growth mentioned above. For the three and six months ended July 1, 2023, the decrease in margin, compared to the respective periods in 2022, was due primarily to a less favorable sales mix resulting primarily from the higher volume of large project revenues mentioned above.

Backlog — The segment had backlog of $233.9 and $195.6 as of July 1, 2023 and July 2, 2022, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 1, 2023	July 2, 2022	% Change	July 1, 2023	July 2, 2022	% Change
Total consolidated revenues	$423.3	$354.0	19.6	$823.1	$661.1	24.5
Corporate expense	16.6	16.4	1.2	31.2	33.0	(5.5)
% of revenues	3.9%	4.6%		3.8%	5.0%
Long-term incentive compensation expense	3.5	2.5	40.0	6.6	5.6	17.9

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The increase in corporate expense during the three months ended July 1, 2023, compared to the respective period in 2022, was due primarily to higher short-term incentive compensation and acquisition-related costs associated with the ASPEQ acquisition, partially offset by (i) a reduction in costs related to various strategic and transformational initiatives and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale.

The decline in corporate expense during the six months ended July 1, 2023, compared to the respective period in 2022, was driven primarily by (i) lower costs related to various strategic and transformational initiatives during 2023 and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale, partially offset by higher short-term incentive compensation and acquisition-related costs associated with the TAMCO and ASPEQ acquisitions.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three and six months ended July 1, 2023, the increase in long-term incentive compensation expense, compared to the respective periods in 2022, was due primarily to the impact of forfeitures resulting from various participant resignations during the second quarter of 2022.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended July 1, 2023 and July 2, 2022.

	Six months ended
	July 1, 2023	July 2, 2022
Continuing operations:
Cash flows from (used in) operating activities	$74.6	$(83.5)
Cash flows used in investing activities	(554.8)	(45.8)
Cash flows from (used in) financing activities	426.2	(46.7)
Cash flows used in discontinued operations	(7.0)	(26.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.5)	1.8
Net change in cash and equivalents	$(61.5)	$(200.8)

Operating Activities — The increase in cash flows from operating activities of continuing operations during the six months ended July 1, 2023, compared to the respective period in 2022, was due primarily to (i) the increase in income during the period discussed above, (ii) income tax payments of $17.1 during the first half of 2023 compared to income tax payments of $48.8 during the first half of 2022, with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions, (iii) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale, of $11.2, (iv) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details), (v) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, and (vi) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during the first half of 2023, due to a more stable supply chain environment.

Investing Activities — Cash flows used in investing activities of continuing operations for the six months ended July 1, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.1 and capital expenditures of $8.7, partially offset by proceeds from company-owned life insurance policies of $1.0. Cash flows used in investing activities of continuing operations for the six months ended July 2, 2022 were comprised of net cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $6.0, partially offset by proceeds from company-owned life insurance policies of $1.6, and $0.4 received upon agreement with the seller on acquired working capital balances associated with Cincinnati Fan.

Financing Activities — Cash flows from financing activities of continuing operations for the six months ended July 1, 2023 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $400.0 and $30.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions, minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $2.4, and fees paid in connection with the Incremental Term Loan of $1.3.

Cash flows used in financing activities of continuing operations for the six months ended July 2, 2022 were comprised of repurchases of common stock of $33.7, net repayments under our various debt instruments of $6.5, minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised of $5.2, and contingent consideration paid of $1.3 related to a prior acquisition.

Discontinued Operations — Cash flows used in discontinued operations for the six months ended July 1, 2023 relate primarily to disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 for additional details).

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

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2023 and 2022.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended July 1, 2023.

	December 31, 2022	Borrowings	Repayments	Other (6)	July 1, 2023
Revolving loans(1)	$—	$520.0	$(420.0)	$—	$100.0
Term loan(2)(3)	244.3	300.0	—	(1.2)	543.1
Trade receivables financing arrangement(4)	—	61.0	(31.0)	—	30.0
Other indebtedness(5)	2.5	0.2	(0.3)	0.1	2.5
Total debt	246.8	$881.2	$(451.3)	$(1.1)	675.6
Less: short-term debt	1.8				132.0
Less: current maturities of long-term debt	2.0				10.5
Total long-term debt	$243.0				$533.1
___________________________
(1)While not due for repayment until August 2027 under the terms of the Credit Agreement, we classify within current liabilities the portion of the outstanding balance that we believe will be repaid over the next year, with such amount based on an estimate of cash that is expected to be generated over such period. The revolving loan facility was utilized as the initial funding mechanism for the TAMCO and ASPEQ acquisitions and was partially repaid with the funds borrowed on the Incremental Term Loan (see additional discussion below).
(2)As noted below, we amended our senior credit agreement on April 21, 2023, with the amendment making available an incremental term loan facility (“Incremental Term Loan”) in the amount of $300.0. The proceeds from the Incremental Term Loan were primarily used to fund the acquisition of ASPEQ.
(3)The term loans are repayable in quarterly installments equal to 0.625% of the balance of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.9 and $0.7 at July 1, 2023 and December 31, 2022, respectively.
(4)Under this arrangement, we can borrow, on a continuous basis, up to $50.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At July 1, 2023, we had $12.3 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $30.0.
(5)Primarily includes balances under a purchase card program of $2.0 and $1.8 and finance lease obligations of $0.5 and $0.7 at July 1, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the capitalization and amortization of debt issuance costs. During the three months ended July 1, 2023, we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
Senior Credit Facilities
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
The Incremental Amendment provides for an Incremental Term Loan in the aggregate amount of $300.0, which was available in up to three drawings (subject to customary conditions) from the Incremental Amendment Effective Date to October 18, 2023. The proceeds of the Incremental Term Loan were available to be used to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. The Incremental Term Loan will mature on August 12, 2027. We may voluntarily prepay the Incremental Term Loan, in whole or in part, without premium or penalty. In June 2023, we borrowed $300.0 under the Incremental Term Loan in connection with the ASPEQ acquisition.
The interest rate applicable to the Incremental Term Loan is, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.00%) or (y) the Term SOFR rate for the applicable interest period plus 0.10%, plus, in each case, an applicable margin percentage, which varies based on the Company’s Consolidated Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination to Consolidated EBITDA for the four fiscal quarters ended most recently before such date). SPX may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, any other period not greater than twelve months) for Term

SOFR borrowings. SPX will also pay a commitment fee to the incremental lenders on the daily unused amount of the commitments for the Incremental Term Loan, payable quarterly at a per annum rate which also varies based on the Company’s Consolidated Leverage Ratio. The commitment fee rate and interest rate margins for the Incremental Term Loan are as follows:

Consolidated Leverage Ratio	Commitment Fee	Term SOFR Loans	ABR Loans
Less than 2.00 to 1.0	0.225%	1.500%	0.500%
Greater than or equal to 2.00 to 1.0 but less than 3.00 to 1.0	0.250%	1.625%	0.625%
Greater than or equal to 3.00 to 1.0	0.275%	1.875%	0.875%

The Incremental Term Loan is guaranteed by certain domestic material subsidiaries of the Company and secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries or the domestic subsidiary guarantors and 65% of the voting capital stock (and 100% of the non-voting capital stock) of material first-tier foreign subsidiaries, all subject to certain exceptions and on a pari passu basis with the other credit facilities under the Credit Agreement.

A detailed description of our remaining senior credit facilities under the Credit Agreement is included in our 2022 Annual Report on Form 10-K.

Availability — At July 1, 2023, we had $389.2 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $100.0 and $10.8 reserved for outstanding letters of credit. In addition, at July 1, 2023, we had $9.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $15.4 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 6.8% at July 1, 2023.
At July 1, 2023, we were in compliance with all covenants of the Credit Agreement.
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
Other Matters
Contractual Obligations — Except for the Incremental Term Loan, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2022 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $3.6 as of July 1, 2023. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $0.6.

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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2023.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 1, 2023 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1(c) under the Exchange Act and in compliance with SPX’s insider trading policy. In accordance with Rule 10b5-1(c) and SPX’s insider trading policy, directors, officers and employees who, at such time, are not in possession of material non-public information about SPX are permitted to enter into written plans that pre-establish amounts, prices and dates (or formulae for determining the amounts, prices and dates) of future purchases or sales of the SPX’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell shares of SPX stock other than under a Rule 10b5-1(c) plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, as well as the terms of our insider trading policy and director and officer stock ownership guidelines. The following table lists the Rule 10b5-1(c) trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended July 1, 2023.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
NaTausha H. White Vice President and Chief Human Resources Officer	Rule 10b5-1(c) trading arrangement	May 19, 2023	5/15/2024 (or such earlier date as all shares covered by the plan are sold)	25,326	Sales of owned shares and exercises of vested stock options and sales of shares acquired upon option exercises

Other than as disclosed above, no other director or officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended July 1, 2023.

ITEM 6. Exhibits

10.1
Incremental Facility Activation Notice dated as of April 21, 2023 among SPX Enterprises, LLC, as the U.S. Borrower, Bank of America, N.A., as the Administrative Agent, and the 2023 Incremental Term Loan Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2023 (File no. 1-6948).

10.2
Agreement and Plan of Merger, dated as of April 28, 2023, by and among, SPX Enterprises, LLC, SPX Electric Heat, Inc., ASPEQ Parent Holdings, Inc., and Industrial Growth Partners V, L.P, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2023 (File no. 1-6948).

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: August 2, 2023	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 2, 2023	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer