Form 10-Q
period 2023-09-30
SPX Technologies, Inc.
filed 2023-11-03
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Common shares outstanding October 27, 2023, 45,648,119

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$448.7	$370.5	$1,271.8	$1,031.6
Costs and expenses:
Cost of products sold	280.1	237.4	789.7	669.9
Selling, general and administrative	96.3	89.1	290.9	261.6
Intangible amortization	14.6	6.7	32.4	23.1
Special charges, net	—	—	—	0.1
Other operating expense, net	—	—	—	1.0
Operating income	57.7	37.3	158.8	75.9

Other income (expense), net	(0.2)	(24.6)	2.3	(19.8)
Interest expense	(10.2)	(2.6)	(18.0)	(7.3)
Interest income	0.8	1.0	1.5	1.4
Loss on amendment/refinancing of senior credit agreement	—	(1.1)	—	(1.1)
Income from continuing operations before income taxes	48.1	10.0	144.6	49.1
Income tax (provision) benefit	(12.4)	2.5	(31.5)	(4.5)
Income from continuing operations	35.7	12.5	113.1	44.6

Income (loss) from discontinued operations, net of tax	—	—	—	—
Loss on disposition of discontinued operations, net of tax	(56.1)	(9.4)	(54.7)	(17.1)
Loss from discontinued operations, net of tax	(56.1)	(9.4)	(54.7)	(17.1)

Net income (loss)	$(20.4)	$3.1	$58.4	$27.5

Basic income (loss) per share of common stock:
Income from continuing operations	$0.78	$0.28	$2.49	$0.98
Loss from discontinued operations, net of tax	(1.23)	(0.21)	(1.21)	(0.38)
Net income (loss) per share	$(0.45)	$0.07	$1.28	$0.60

Weighted-average number of common shares outstanding — basic	45.608	45.144	45.507	45.382

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.76	$0.27	$2.43	$0.96
Loss from discontinued operations, net of tax	(1.20)	(0.20)	(1.18)	(0.37)
Net income (loss) per share	$(0.44)	$0.07	$1.25	$0.59

Weighted-average number of common shares outstanding — diluted	46.751	46.132	46.560	46.253

Comprehensive income (loss)	$(32.2)	$(13.7)	$51.6	$0.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$100.9	$147.8
Accounts receivable, net	304.7	263.5
Contract assets	33.4	23.9
Inventories, net	291.5	244.0
Other current assets	38.1	41.9
Total current assets	768.6	721.1
Property, plant and equipment:
Land	17.3	13.9
Buildings and leasehold improvements	73.2	63.7
Machinery and equipment	257.5	233.4
	348.0	311.0
Accumulated depreciation	(212.9)	(201.1)
Property, plant and equipment, net	135.1	109.9
Goodwill	674.9	455.3
Intangibles, net	687.9	401.6
Other assets	193.0	197.4
Deferred income taxes	3.2	2.7
Assets of DBT and Heat Transfer (includes cash and equivalents of $1.1 and $9.3 at September 30, 2023 and December 31, 2022, respectively) (Note 3)	10.3	42.9
TOTAL ASSETS	$2,473.0	$1,930.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131.7	$124.5
Contract liabilities	66.8	52.8
Accrued expenses	147.1	148.0
Income taxes payable	4.0	4.7
Short-term debt	130.1	1.8
Current maturities of long-term debt	14.0	2.0
Total current liabilities	493.7	333.8

Long-term debt	529.8	243.0
Deferred and other income taxes	63.1	34.8
Other long-term liabilities	200.0	208.3
Liabilities of DBT and Heat Transfer (Note 3)	39.5	31.8
Total long-term liabilities	832.4	517.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (53,581,770 and 45,634,180 issued and outstanding at September 30, 2023, respectively, and 53,350,918 and 45,291,989 issued and outstanding at December 31, 2022, respectively)	0.5	0.5
Paid-in capital	1,348.0	1,338.3
Retained earnings (deficit)	6.8	(51.6)
Accumulated other comprehensive income	250.7	257.5
Common stock in treasury (7,947,590 and 8,058,929 shares at September 30, 2023 and December 31, 2022, respectively)	(459.1)	(465.5)
Total stockholders' equity	1,146.9	1,079.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,473.0	$1,930.9

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended September 30, 2023
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6
Net loss	—	—	(20.4)	—	—	(20.4)
Other comprehensive loss, net	—	—	—	(11.8)	—	(11.8)
Incentive plan activity	—	3.1	—	—	—	3.1
Long-term incentive compensation expense	—	3.4	—	—	—	3.4
Balance at September 30, 2023	$0.5	$1,348.0	$6.8	$250.7	$(459.1)	$1,146.9

	Nine months ended September 30, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	58.4	—	—	58.4
Other comprehensive loss, net	—	—	—	(6.8)	—	(6.8)
Incentive plan activity	—	11.3	—	—	—	11.3
Long-term incentive compensation expense	—	10.0	—	—	—	10.0
Restricted stock unit vesting	—	(11.6)	—	—	6.4	(5.2)
Balance at September 30, 2023	$0.5	$1,348.0	$6.8	$250.7	$(459.1)	$1,146.9

	Three months ended October 1, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at July 2, 2022	$0.5	$1,327.3	$(27.4)	$254.0	$(465.8)	$1,088.6
Net income	—	—	3.1	—	—	3.1
Other comprehensive loss, net	—	—	—	(16.8)	—	(16.8)
Incentive plan activity	—	2.7	—	—	—	2.7
Long-term incentive compensation expense	—	2.1	—	—	—	2.1
Restricted stock unit vesting	—	(0.2)	—	—	0.2	—
Balance at October 1, 2022	$0.5	$1,331.9	$(24.3)	$237.2	$(465.6)	$1,079.7

	Nine months ended October 1, 2022
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2021	$0.5	$1,334.2	$(51.8)	$263.9	$(443.9)	$1,102.9
Net income	—	—	27.5	—	—	27.5
Other comprehensive loss, net	—	—	—	(26.7)	—	(26.7)
Incentive plan activity	—	9.2	—	—	—	9.2
Long-term incentive compensation expense	—	7.7	—	—	—	7.7
Restricted stock unit vesting	—	(19.2)	—	—	12.0	(7.2)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at October 1, 2022	$0.5	$1,331.9	$(24.3)	$237.2	$(465.6)	$1,079.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 30, 2023	October 1, 2022
Cash flows from (used in) operating activities:
Net income	$58.4	$27.5
Less: Loss from discontinued operations, net of tax	(54.7)	(17.1)
Income from continuing operations	113.1	44.6
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	—	0.1
(Gain) loss on change in fair value of equity security	(3.6)	3.0
Deferred and other income taxes	(22.5)	(16.9)
Depreciation and amortization	46.4	36.9
Pension and other employee benefits	8.2	10.0
Long-term incentive compensation	10.0	7.7
Other, net	(4.5)	1.4
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(16.7)	(20.9)
Inventories	(21.6)	(78.4)
Accounts payable, accrued expenses and other	11.2	(76.5)
Cash spending on restructuring actions	—	(0.4)
Net cash from (used in) continuing operations	120.0	(89.4)
Net cash used in discontinued operations	(38.0)	(21.1)
Net cash from (used in) operating activities	82.0	(110.5)
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	2.6	4.6
Business acquisitions, net of cash acquired	(547.3)	(40.0)
Capital expenditures	(16.5)	(10.0)
Net cash used in continuing operations	(561.2)	(45.4)
Net cash used in discontinued operations	—	(13.9)
Net cash used in investing activities	(561.2)	(59.3)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	851.3	245.0
Repayments under senior credit facilities	(455.0)	(243.7)
Borrowings under trade receivables arrangement	81.0	—
Repayments under trade receivables arrangement	(49.0)	—
Net repayments under other financing arrangements	(0.4)	(0.7)
Payment of contingent consideration	—	(1.3)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(1.5)	(4.9)
Repurchases of common stock	—	(33.7)
Financing fees paid	(1.3)	(1.9)
Net cash from (used in) continuing operations	425.1	(41.2)
Net cash from discontinued operations	—	1.0
Net cash from (used in) financing activities	425.1	(40.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.0)	1.3
Net change in cash and equivalents	(55.1)	(208.7)
Consolidated cash and equivalents, beginning of period	157.1	396.0
Consolidated cash and equivalents, end of period	$102.0	$187.3

	Nine months ended
	September 30, 2023	October 1, 2022
Components of cash and equivalents:
Cash and equivalents	$100.9	$183.4
Cash and equivalents included in assets of DBT and Heat Transfer	1.1	3.9
Total cash and equivalents	$102.0	$187.3

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

Acquisition of TAMCO

On April 3, 2023, we completed the acquisition of T. A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. We purchased TAMCO for cash consideration of $125.5, inclusive of an adjustment to the purchase price of $0.2 paid during the third quarter of 2023 related to acquired working capital and net of cash acquired of $1.0. The post-acquisition operating results of TAMCO are reflected within our HVAC reportable segment.

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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended September 30, 2023, when compared to the consolidated operating results for the respective 2022 period.

Correction of Prior-Year Classification and Disclosure
During the fourth quarter of 2022, we concluded that, although the assessment of our reportable segments was performed using the appropriate measures as defined by the Segment Reporting Topic of the Accounting Standards Codification (“Codification”), the disclosure of operating income for each of our reportable segments (“Segment Income”) was not consistent with the measure used by our Chief Operating Decision Maker (“CODM”) when evaluating the results of, or allocating resources to, our reportable segments. We previously disclosed that Segment Income was determined before considering impairments and special charges, long-term incentive compensation, certain other operating income/expense, and other indirect corporate expenses. Our CODM also excludes the impact of intangible asset amortization, inventory step-up charges, and certain other acquisition-related costs from Segment Income. Accordingly, Segment Income, as presented in Note 6, now excludes all of the items noted above. This change had no impact to the amounts previously presented in our condensed consolidated statements of operations for the three and nine months ended October 1, 2022. Although the impact of this change to previously disclosed Segment Income is not material, we revised the prior-year presentation to be consistent with the current-year disclosure. The impact of this change on the Segment Income previously presented for the three and nine months ended October 1, 2022 is summarized below:

	Three months ended October 1, 2022			Nine months ended October 1, 2022
	As Previously Presented	Effect of Change	Current Presentation	As Previously Presented	Effect of Change	Current Presentation
Income:
HVAC reportable segment	$30.9	$2.2	$33.1	$71.7	$10.3	$82.0
Detection and Measurement reportable segment	25.7	4.6	30.3	63.2	13.9	77.1
Total income for reportable segments	56.6	6.8	63.4	134.9	24.2	159.1

Corporate expense	17.2	—	17.2	50.2	—	50.2
Acquisition related costs (1)	—	0.1	0.1	—	1.1	1.1
Long-term incentive compensation expense	2.1	—	2.1	7.7	—	7.7
Amortization of intangible assets	—	6.7	6.7	—	23.1	23.1
Special charges, net	—	—	—	0.1	—	0.1
Other operating expense, net	—	—	—	1.0	—	1.0
Consolidated operating income	$37.3	$—	$37.3	$75.9	$—	$75.9
___________________________
(1)Represents additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the ITL acquisition of $0.1 and $1.1 during the three and nine months ended October 1, 2022, respectively.

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

Assets acquired:
Current assets, including cash and equivalents of $0.9	$42.1
Property, plant and equipment	10.6
Goodwill	168.9
Intangible assets	246.1
Other assets	1.3
Total assets acquired	469.0

Current liabilities assumed	11.3
Non-current liabilities assumed (1)	35.0

Net assets acquired	$422.7
___________________________
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

We acquired gross receivables of $18.0, which had a fair value at the acquisition date of $17.9 based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for ASPEQ’s existing operations, increased volumes achieved by selling ASPEQ’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net losses for ASPEQ of $26.0 and $0.8, and $34.6 and $1.3, respectively, for the three and nine months ended September 30, 2023 with the net loss impacted by charges during the three and nine months ended September 30, 2023 of (i) $6.7 and $9.4, respectively, associated with amortization of the various intangible assets mentioned above and (ii) $2.5 and $3.6, respectively, associated with the excess fair value (over historical cost) of inventory acquired which has been subsequently sold. During the nine months ended September 30, 2023, we incurred acquisition-related costs for ASPEQ of $5.1, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Corporate expense” within consolidated operating income in Note 6.

The following unaudited pro forma information presents our results of operations for the three and nine months ended September 30, 2023 and October 1, 2022, respectively, as if the acquisition of ASPEQ had taken place on January 1, 2022. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of ASPEQ. These pro forma results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during the first quarter of 2022, and the related income tax effects.

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$448.7	$397.0	$1,319.0	$1,108.8
Income from continuing operations	39.8	9.0	118.6	23.5
Net income (loss)	(16.3)	(0.4)	63.9	6.4

Income from continuing operations per share of common stock:
Basic	$0.87	$0.20	$2.61	$0.52
Diluted	$0.85	$0.20	$2.55	$0.51

Net income (loss) per share of common stock:
Basic	$(0.36)	$(0.01)	$1.40	$0.14
Diluted	$(0.35)	$(0.01)	$1.37	$0.14

Other Acquisitions

As indicated in Note 1, on March 31, 2022 and April 3, 2023, we completed the acquisitions of ITL and TAMCO, respectively. The pro forma effects of these acquisitions are not material to our condensed consolidated results of operations.

Sale of Transformer Solutions Business

On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. which is reported as a discontinued operation for all periods presented. During the first quarter of 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the buyer of $13.9 and an increase to the gain on sale of $0.2.

Wind-Down of DBT Business

We completed the wind-down of our DBT Technologies (PTY) LTD (“DBT”) business after ceasing all operations, including those related to two large power projects in South Africa — Kusile and Medupi, in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented. As previously disclosed, DBT had asserted claims against the remaining prime contractor on the large projects, Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), of approximately South African Rand 1,000.0 (or $52.1) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $146.5), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that have occurred or may occur in connection with these claims. Although we have experienced success in enforcing and defending our rights through the dispute resolution process over the past few years (including the matters mentioned below), we have invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters.

On September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the three months ended September 30, 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss from discontinued operations, net of tax” for the three and nine months ended September 30, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $6.8) was recorded as income during the quarter ended April 1, 2023, with such amount recorded within “Loss on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount was recorded to “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to a prior arbitration hearing. Such amount was recorded to “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The major line items constituting DBT’s assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
ASSETS
Cash and equivalents	$1.1	$9.3
Accounts receivable, net	4.9	7.6
Other current assets	3.8	6.5
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.6	0.7
	0.8	0.9
Accumulated depreciation	(0.7)	(0.8)
Property, plant and equipment, net	0.1	0.1
Other assets	—	19.1
Total assets of DBT	$9.9	$42.6
LIABILITIES
Accounts payable (1)	$25.8	$1.4
Contract liabilities	2.0	3.6
Accrued expenses	7.4	22.0
Other long-term liabilities	4.1	4.6
Total liabilities of DBT	$39.3	$31.6
___________________________

(1) Includes DBT's remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $25.0 at September 30, 2023), due in September 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we are accounting for as a fair value hedge. Refer to Note 13 for additional details.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The major line items constituting Heat Transfer’s assets and liabilities as of September 30, 2023 and December 31, 2022 are shown below:

	September 30, 2023	December 31, 2022
ASSETS
Other current assets	$0.3	$0.2
Other assets	0.1	0.1
Total assets of Heat Transfer	$0.4	$0.3
LIABILITIES
Accounts payable	$0.1	$0.1
Accrued expenses	0.1	0.1
Total liabilities of Heat Transfer	$0.2	$0.2
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three and nine months ended September 30, 2023 and October 1, 2022, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
DBT (1)
Loss from discontinued operations	$(69.2)	$(5.7)	$(68.6)	$(14.2)
Income tax benefit	13.2	0.8	14.1	2.3
Loss from discontinued operations, net	(56.0)	(4.9)	(54.5)	(11.9)

All other (2)
Loss from discontinued operations	(0.1)	(6.0)	(0.2)	(6.9)
Income tax benefit	—	1.5	—	1.7
Loss from discontinued operations, net	(0.1)	(4.5)	(0.2)	(5.2)

Total
Loss from discontinued operations	(69.3)	(11.7)	(68.8)	(21.1)
Income tax benefit	13.2	2.3	14.1	4.0
Loss from discontinued operations, net	$(56.1)	$(9.4)	$(54.7)	$(17.1)
___________________________
(1)Loss for the three and nine months ended September 30, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs incurred in connection with the various dispute resolution matters. This loss for the nine months ended September 30, 2023 was partially offset by the arbitration awards received, which are discussed above. Loss for the three and nine months ended October 1, 2022 resulted primarily from net legal costs, and related income tax impacts, incurred in connection with various dispute resolution matters related to the two large power projects.
(2)Loss for the three and nine months ended September 30, 2023 resulted primarily from revisions to liabilities retained in connection with prior dispositions. Loss for the three and nine months ended October 1, 2022 resulted primarily from asbestos-related charges and revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

Net cash used in discontinued operations for the nine months ended September 30, 2023 related primarily to (i) cash payments of $25.3 made by DBT to MHI during the three months ended September 30, 2023 in connection with the Settlement Agreement, (ii) disbursements of $14.5 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, and (iii) local taxes of $3.8 paid in South Africa, which we subsequently recovered during the fourth quarter of 2023, partially offset by recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8 mentioned above. Net cash used in discontinued operations for the nine months ended October 1, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the South Africa claims matters, (ii) disbursements related to asbestos product liability matters, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three months ended September 30, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$170.8	$—	$170.8
Boilers, electrical heating, and ventilation	118.4	—	118.4
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	65.9
Communication technologies, aids to navigation, and transportation systems	—	93.6	93.6
	$289.2	$159.5	$448.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$271.3	$130.7	$402.0
Revenues recognized over time	17.9	28.8	46.7
	$289.2	$159.5	$448.7

	Nine months ended September 30, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$502.4	$—	$502.4
Boilers, electrical heating, and ventilation	307.4	—	307.4
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	199.0	199.0
Communication technologies, aids to navigation, and transportation systems	—	263.0	263.0
	$809.8	$462.0	$1,271.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$747.6	$386.2	$1,133.8
Revenues recognized over time	62.2	75.8	138.0
	$809.8	$462.0	$1,271.8

	Three months ended October 1, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$134.5	$—	$134.5
Boilers, electrical heating, and ventilation	93.3	—	93.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	61.5	61.5
Communication technologies, aids to navigation, and transportation systems	—	81.2	81.2
	$227.8	$142.7	$370.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$212.2	$117.1	$329.3
Revenues recognized over time	15.6	25.6	41.2
	$227.8	$142.7	$370.5

	Nine months ended October 1, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$381.8	$—	$381.8
Boilers, electrical heating, and ventilation	257.8	—	257.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	194.1	194.1
Communication technologies, aids to navigation, and transportation systems	—	197.9	197.9
	$639.6	$392.0	$1,031.6

Timing of Revenue Recognition
Revenues recognized at a point in time	$588.1	$331.2	$919.3
Revenues recognized over time	51.5	60.8	112.3
	$639.6	$392.0	$1,031.6

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of September 30, 2023 and December 31, 2022:

Contract Balances	September 30, 2023	December 31, 2022	Change
Contract Accounts Receivable (1)	$301.5	$259.9	$41.6
Contract Assets	33.4	23.9	9.5
Contract Liabilities - current	(66.8)	(52.8)	(14.0)
Contract Liabilities - non-current (2)	(3.8)	(4.7)	0.9
Net contract balance	$264.3	$226.3	$38.0
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.

(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The $38.0 increase in our net contract balance from December 31, 2022 to September 30, 2023 was due primarily to revenue recognized during the period, partially offset by cash payments received from customers during the period as well as the inclusion of net contract assets acquired with the ASPEQ and TAMCO acquisitions.

During the three and nine months ended September 30, 2023, we recognized revenues of $4.9 and $35.5, respectively, related to our contract liabilities at December 31, 2022.
Performance Obligations

As of September 30, 2023, the aggregate amount allocated to remaining performance obligations was $210.8. We expect to recognize revenue on approximately 76% and 89% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our operating and finance leases during the three and nine months ended September 30, 2023.

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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the three and nine months ended September 30, 2023 and October 1, 2022 are presented below:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues:
HVAC reportable segment	$289.2	$227.8	$809.8	$639.6
Detection and Measurement reportable segment	159.5	142.7	462.0	392.0
Consolidated revenues	$448.7	$370.5	$1,271.8	$1,031.6

Income:
HVAC reportable segment	$58.3	$33.1	$161.2	$82.0
Detection and Measurement reportable segment	33.3	30.3	89.2	77.1
Total income for reportable segments	91.6	63.4	250.4	159.1

Corporate expense	13.0	17.2	44.2	50.2
Acquisition-related and other costs (1)	2.9	0.1	5.0	1.1
Long-term incentive compensation expense	3.4	2.1	10.0	7.7
Amortization of intangible assets	14.6	6.7	32.4	23.1
Special charges, net	—	—	—	0.1
Other operating expense, net	—	—	—	1.0
Consolidated operating income	$57.7	$37.3	$158.8	$75.9
___________________________
(1)Represents certain acquisition-related costs incurred of $2.9 and $5.0 during the three and nine months ended September 30, 2023, respectively, and $0.1 and $1.1 during the three and nine months ended October 1, 2022, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the ASPEQ acquisition of $2.5 and $3.6 during the three and nine months ended September 30, 2023, respectively, and the ITL acquisition of $0.1 and $1.1 during the three and nine months ended October 1, 2022, respectively.

(7)    SPECIAL CHARGES, NET
There were no special charges for the three and nine months ended September 30, 2023. No significant future charges are expected to be incurred under actions approved as of September 30, 2023. Special charges, net, for the three and nine months ended October 1, 2022 are described in more detail below:

	Three months ended	Nine months ended
	October 1, 2022	October 1, 2022
HVAC reportable segment	$—	$0.1
Detection and Measurement reportable segment	—	—
Total	$—	$0.1

HVAC — Charges for the nine months ended October 1, 2022 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses.
The following is an analysis of our restructuring liabilities for the nine months ended September 30, 2023 and October 1, 2022:

	Nine months ended
	September 30, 2023	October 1, 2022
Balance at beginning of year	$—	$0.3
Special charges	—	0.1
Utilization — cash	—	(0.4)
Currency translation adjustment and other	—	—
Balance at end of period	$—	$—

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finished goods	$78.0	$73.0
Work in process	35.7	25.7
Raw materials and purchased parts	177.8	145.3
Total inventories	$291.5	$244.0

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

	December 31, 2022	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	September 30, 2023
HVAC reportable segment
Gross goodwill	$529.5	$220.0	$(1.2)	$748.3
Accumulated impairments	(328.2)	—	0.9	(327.3)
Goodwill	201.3	220.0	(0.3)	421.0

Detection and Measurement reportable segment
Gross goodwill	425.2	0.8	(0.6)	425.4
Accumulated impairments	(171.2)	—	(0.3)	(171.5)
Goodwill	254.0	0.8	(0.9)	253.9

Total
Gross goodwill	954.7	220.8	(1.8)	1,173.7
Accumulated impairments	(499.4)	—	0.6	(498.8)
Goodwill	$455.3	$220.8	$(1.2)	$674.9
___________________________
(1)Reflects (i) goodwill acquired with the TAMCO and ASPEQ acquisitions of $51.1 and $168.9, respectively, and (ii) an increase in ITL’s goodwill of $0.8 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the TAMCO and ASPEQ acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at September 30, 2023 and December 31, 2022 comprised the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$400.5	$(59.9)	$340.6	$198.9	$(41.7)	$157.2
Technology	138.3	(24.8)	113.5	81.5	(18.4)	63.1
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	45.1	(31.1)	14.0	36.7	(24.1)	12.6
	588.4	(120.3)	468.1	321.6	(88.7)	232.9
Trademarks with indefinite lives (2)	219.8	—	219.8	168.7	—	168.7
Total	$808.2	$(120.3)	$687.9	$490.3	$(88.7)	$401.6
___________________________
(1)The identifiable intangible assets associated with the TAMCO acquisition consist of customer relationships of $59.7, technology of $9.3, definite-lived trademarks of $3.2, and backlog of $1.0. The identifiable intangible assets associated with the ASPEQ acquisition consist of customer relationships of $142.3, technology of $47.8, and backlog of $4.5.

(2)Includes $51.5 of indefinite-lived trademarks associated with the ASPEQ acquisition.

In connection with the acquisitions of TAMCO and ASPEQ, which have definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $44.0 for the full year 2023 and $46.0 for 2024 and each of the four years thereafter.

At September 30, 2023, the net carrying value of intangible assets with determinable lives consisted of $343.0 in the HVAC reportable segment and $125.1 in the Detection and Measurement reportable segment. At September 30, 2023, trademarks with indefinite lives consisted of $156.5 in the HVAC reportable segment and $63.3 in the Detection and Measurement reportable segment.
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
During the fourth quarter of 2022, we performed a quantitative analysis on the goodwill of our Cincinnati Fan reporting unit. The Cincinnati Fan analysis indicated that the fair value of its net assets exceeded the related carrying value by less than 10%. A change in assumptions used in Cincinnati Fan’s quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If Cincinnati Fan is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of September 30, 2023, Cincinnati Fan’s goodwill totaled $54.8.
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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Nine months ended
	September 30, 2023	October 1, 2022
Balance at beginning of year	$34.7	$34.8
Acquisitions	0.9	0.3
Provisions	11.6	8.2
Usage	(10.4)	(7.7)
Currency translation adjustment	(0.1)	(0.2)
Balance at end of period	36.7	35.4
Less: Current portion of warranty	14.6	12.5
Non-current portion of warranty	$22.1	$22.9

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

Participants in the SPX U.S. Pension Plan (the “U.S. Plan”) are eligible to elect a lump-sum payment option in lieu of a future pension benefit. During the first half of 2022, $10.0 was paid to participants who elected lump-sum payments. This triggered a plan settlement which resulted in a charge to “Other income (expense), net” of $2.3 during the second quarter of 2022. In addition, we remeasured assets and liabilities of the U.S. Plan at the settlement date, which resulted in an actuarial loss of $1.5 recorded to “Other income (expense), net” for the three months ended July 2, 2022.

Additional settlements by the U.S. Plan during the quarter ended October 1, 2022 resulted in a charge to “Other income (expense), net” of $2.0. We also remeasured the assets and liabilities of the U.S. Plan as of October 1, 2022, which resulted in an actuarial loss of $0.4 recorded to “Other income (expense), net” during the three months ended October 1, 2022.

Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest cost	$3.3	$2.9	$9.9	$7.5
Expected return on plan assets	(2.2)	(2.0)	(6.6)	(6.2)
Settlement and actuarial losses (1)	—	2.4	—	6.2
Net periodic pension benefit expense	$1.1	$3.3	$3.3	$7.5
___________________________
(1)     For the three months ended October 1, 2022, consists of a settlement loss of $2.0 and an actuarial loss of $0.4. For the nine months ended October 1, 2022, consists of settlement losses of $4.3 and actuarial losses of $1.9.

Foreign Pension Plans

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest cost	$1.4	$1.0	$4.2	$3.0
Expected return on plan assets	(1.6)	(1.5)	(4.8)	(4.5)
Net periodic pension benefit income	$(0.2)	$(0.5)	$(0.6)	$(1.5)

Postretirement Plans

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Interest cost	$0.3	$0.3	$0.9	$0.9
Amortization of unrecognized prior service credits	(1.0)	(1.1)	(3.0)	(3.3)
Settlement loss, net (1)	—	—	—	0.3
Net periodic postretirement benefit income	$(0.7)	$(0.8)	$(2.1)	$(2.1)
___________________________
(1)     For the nine months ended October 1, 2022, includes the impact of the transfer of the retiree life insurance benefits obligation.

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2023:

	December 31, 2022	Borrowings	Repayments	Other (6)	September 30, 2023
Revolving loans (1)	$—	$551.3	$(455.0)	$—	$96.3
Term loans (2)(3)	244.3	300.0	—	(1.1)	543.2
Trade receivables financing arrangement (4)	—	81.0	(49.0)	—	32.0
Other indebtedness (5)	2.5	0.2	(0.6)	0.3	2.4
Total debt	246.8	$932.5	$(504.6)	$(0.8)	673.9
Less: short-term debt	1.8				130.1
Less: current maturities of long-term debt	2.0				14.0
Total long-term debt	$243.0				$529.8

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
(3)The term loans are repayable in quarterly installments equal to 0.625% of the balance of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.8 and $0.7 at September 30, 2023 and December 31, 2022, respectively.
(4)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 30, 2023, we had $18.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $32.0.
(5)Primarily includes balances under a purchase card program of $1.8 and $1.8 and finance lease obligations of $0.6 and $0.7 at September 30, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the capitalization and amortization of debt issuance costs. During the second quarter of 2023 we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
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
At September 30, 2023, we had $392.9 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $96.3 and $10.8 reserved for outstanding letters of credit. In addition, at September 30, 2023, we had $9.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $15.3 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 7.0% at September 30, 2023.
At September 30, 2023, we were in compliance with all covenants of the Credit Agreement.

In connection with an August 2022 amendment of the Credit Agreement, we recorded charges of $1.1 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of unamortized deferred financing costs totaling $0.7 and transaction costs of $0.4. Additionally, $1.5 of fees paid in connection with the August 2022 amendment were capitalized, with $1.2 related to our revolving loans and $0.3 related to the term loan.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Swaps”) that have a remaining notional amount of $221.9, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated, and are accounting for, our Swaps as cash flow hedges.
As of September 30, 2023 and December 31, 2022, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $8.1 and $11.0, respectively. In addition, the fair value of our Swaps was $10.8 (with $9.6 recorded as a current asset and $1.2 as a non-current asset) as of September 30, 2023, and $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022. Changes in the fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts related to continuing operations with an aggregate notional amount of $5.0 and $6.9 outstanding as of September 30, 2023 and December 31, 2022, respectively, with all of the $5.0 scheduled to mature within one year. The fair value of these FX forward contracts was less than $0.1 at September 30, 2023 and December 31, 2022.

In addition, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of $25.0 and a fair value of $0.2, which is included within “Assets of DBT and Heat Transfer” on the condensed consolidated balance sheet as of September 30, 2023. All of the $25.0 is scheduled to mature within one year. Refer to Note 3 for additional details.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Weighted-average number of common shares used in basic income per share	45.608	45.144	45.507	45.382
Dilutive securities — Employee stock options and restricted stock units	1.143	0.988	1.053	0.871
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.751	46.132	46.560	46.253

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.184 and 0.488, respectively, for the three months ended September 30, 2023, and 0.191 and 0.521, respectively, for the nine months ended September 30, 2023.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.4 and $2.1 for the three months ended September 30, 2023 and October 1, 2022, respectively, and $10.0 and $7.7 for the nine months ended September 30, 2023 and October 1, 2022, respectively. The related tax benefit was $0.6 and $0.3 for the three months ended September 30, 2023 and October 1, 2022, respectively, and $1.7 and $1.2 for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Repurchases of Common Stock

On May 10, 2022, and May 9, 2023, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Credit Agreement. Pursuant to this authorization, during the three months ended July 2, 2022, we repurchased approximately 0.7 shares of our common stock for aggregate cash payments of $33.7.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended September 30, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$247.4	$9.2	$5.9	$262.5
Other comprehensive income (loss) before reclassifications	(10.0)	0.7	—	(9.3)
Amounts reclassified from accumulated other comprehensive income	—	(1.8)	(0.7)	(2.5)
Current-period other comprehensive loss	(10.0)	(1.1)	(0.7)	(11.8)
Balance at end of period	$237.4	$8.1	$5.2	$250.7
___________________________
(1)Net of tax provision of $2.7 and $3.1 as of September 30, 2023 and July 1, 2023, respectively.
(2)Net of tax provision of $1.9 and $2.2 as of September 30, 2023 and July 1, 2023, respectively. The balances as of September 30, 2023 and July 1, 2023 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the nine months ended September 30, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$239.1	$11.0	$7.4	$257.5
Other comprehensive income (loss) before reclassifications	(1.7)	2.2	—	0.5
Amounts reclassified from accumulated other comprehensive income	—	(5.1)	(2.2)	(7.3)
Current-period other comprehensive loss	(1.7)	(2.9)	(2.2)	(6.8)
Balance at end of period	$237.4	$8.1	$5.2	$250.7
___________________________
(1)Net of tax provision of $2.7 and $3.7 as of September 30, 2023 and December 31, 2022, respectively.
(2)Net of tax provision of $1.9 and $2.7 as of September 30, 2023 and December 31, 2022, respectively. The balances as of September 30, 2023 and December 31, 2022 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the three months ended October 1, 2022 were as follows:

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

The changes in the components of AOCI, net of tax, for the nine months ended October 1, 2022 were as follows:

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
___________________________
(1)Net of tax provision of $4.0 and $0.1 as of October 1, 2022 and December 31, 2021, respectively.
(2)Net of tax provision of $3.0 and $3.7 as of October 1, 2022 and December 31, 2021, respectively. The balances as of October 1, 2022 and December 31, 2021 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of AOCI for the three months ended September 30, 2023 and October 1, 2022:

	Amount Reclassified from AOCI
	Three months ended
	September 30, 2023	October 1, 2022	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
FX forward contracts	$—	$(0.2)	Revenues
Swaps	(2.4)	(0.7)	Interest expense
Pre-tax	(2.4)	(0.9)
Income taxes	0.6	0.2
	$(1.8)	$(0.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.0)	$(1.1)	Other income (expense), net
Income taxes	0.3	0.3
	$(0.7)	$(0.8)
The following summarizes amounts reclassified from each component of AOCI for the nine months ended September 30, 2023 and October 1, 2022:

	Amount Reclassified from AOCI
	Nine months ended
	September 30, 2023	October 1, 2022	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
FX forward contracts	$—	$(0.2)	Revenues
Swaps	(6.8)	—	Interest expense
Pre-tax	(6.8)	(0.2)
Income taxes	1.7	—
	$(5.1)	$(0.2)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.0)	$(3.3)	Other income (expense), net
Income taxes	0.8	0.8
	$(2.2)	$(2.5)

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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.1 and $39.5 at September 30, 2023 and December 31, 2022, respectively. Of these amounts, $30.1 and $30.8 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
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
During the nine months ended October 1, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $27.7, were $20.2.

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

Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. Since substantial completion of the works, DBT’s remaining responsibilities related largely to resolution of various claims, primarily between itself and MHI, the remaining prime contractor. As noted below, SPX and DBT entered into a Settlement Agreement with MHI during the third quarter of 2023. Prior to the Settlement Agreement, DBT had asserted claims against MHI of approximately South African Rand 1,000.0 (or $52.1) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $146.5), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may have occurred in connection with these claims. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including favorable arbitration rulings during 2023 related to awards for (i) costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $6.8) during the first quarter of 2023 and (ii) recovery of legal costs related to arbitration proceedings of $6.8 during the second quarter of 2023, with such amounts recorded within “Loss on disposition of discontinued operations, net of tax.” There were no rulings or awards during the third quarter of 2023.

Resolution of Remaining Prime Contractor Claims - We have invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters. On September 5, 2023, SPX Technologies and DBT entered into the Settlement Agreement with MHI to affect the negotiated resolution of all outstanding claims between the parties with respect to the large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 3 for additional details.

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors. The subcontractor maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 17 sites that we own or control, or formerly owned and controlled, as of September 30, 2023 and December 31, 2022. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of September 30, 2023 and December 31, 2022, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of September 30, 2023, we had gross unrecognized tax benefits of $2.4 (net unrecognized tax benefits of $2.4). All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 30, 2023, gross accrued interest totaled $1.3 (net accrued interest of $1.2). As of September 30, 2023, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $1.0. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
Other Tax Matters
For the three months ended September 30, 2023, we recorded an income tax provision of $12.4 on $48.1 of pre-tax income from continuing operations, resulting in an effective rate of 25.8%. This compares to an income tax benefit for the three months ended October 1, 2022 of $2.5 on $10.0 of pre-tax income from continuing operations, resulting in an effective rate of (25.0)%. The most significant items impacting the income tax provision for the third quarter of 2023 are (i) $0.8 of foreign withholding tax, and (ii) $0.3 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. The most significant item impacting the income tax benefit for the third quarter of 2022 was a tax benefit of $4.2 related to the release of valuation allowances recognized against certain deferred tax assets as we now expect these deferred tax assets to be realized.

For the nine months ended September 30, 2023, we recorded an income tax provision of $31.5 on $144.6 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. This compares to an income tax provision for the nine months ended October 1, 2022 of $4.5 on $49.1 of pre-tax income from continuing operations, resulting in an effective rate of 9.2%. The most significant items impacting the income tax provision during the first nine months of 2023 and 2022 were (i) $1.8 and $4.2, respectively, of tax benefit related to the release of valuation allowances recognized against certain deferred tax assets as we now expect these deferred tax assets to be realized, (ii) $1.7 and $0.7, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $1.2 and $0.7, respectively, of tax benefits related to revisions to liabilities for uncertain tax positions.

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
An unfavorable resolution of one or more of the above matters could have a material impact on our financial position, results of operations, or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Contingent Consideration for Sensors & Software and Enterprise Control Systems Acquisitions — In connection with the acquisition of Sensors & Software in 2020, the sellers were eligible for additional cash consideration of up to $3.7, with payment of such contingent consideration dependent upon the achievement of certain milestones. Such contingent consideration totaled $1.3, and was paid during the quarter ended April 2, 2022.

In connection with the acquisition of Enterprise Control Systems Ltd. in 2021, the seller was eligible for additional cash consideration of up to $15.2, with payment of such contingent consideration dependent upon the achievement of certain milestones. During the first and second quarters of 2022, we concluded the probability of achieving the financial performance milestones had lessened due to a delay in the execution of certain large orders. Thus, during the quarters ended April 2, 2022 and July 2, 2022, we reduced the fair value/liability by $0.9 and $0.4, respectively, with such amounts recorded to “Other operating expense, net.” The estimated fair value of such contingent consideration was $0.0 at September 30, 2023 and December 31, 2022 as we determined no additional cash consideration was due to the seller.
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
As of September 30, 2023, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. During the three and nine months ended September 30, 2023 and October 1, 2022, we recorded gains (losses) of $0.0 and $(7.4), respectively, and $3.6 and $(3.0), respectively, to “Other income (expense), net” to reflect the change in the estimated fair value of the equity security. As of September 30, 2023 and December 31, 2022, the equity security had an estimated fair value of $39.4 and $35.8, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of September 30, 2023 and December 31, 2022 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except share data)

FORWARD-LOOKING STATEMENTS

Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in the Company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and the Company’s ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to the Company’s digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting the Company’s business, including regulatory changes; changes in worldwide economic conditions, including as a result of geopolitical conflicts; uncertainties with respect to the Company’s ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These statements are only predictions and actual events or results may differ materially. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

SUPPLY CHAIN DISRUPTIONS, LABOR SHORTAGES, AND COST INCREASES

The impact of the COVID-19 pandemic on our operating results throughout 2023 was minimal. However, during January 2022, there was an increase in pandemic cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, certain of our businesses experienced supply chain disruptions, as well as labor shortages, while all of our businesses experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first quarter of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. During 2023, we experienced more stable labor and supply chain environments and continue to actively manage these matters.

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, did not have a significant adverse impact on our operating results during the three and nine months ended September 30, 2023 and October 2, 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the potential impact to be material to our operating results. The Russia/Ukraine conflict has created additional demand for certain products within our communication technologies business. Any longer-term impact of these global events on our business, as well as impacts from the armed conflict involving Israel and Hamas, is currently unknown due to the uncertainty around their duration and broader impact.

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

◦T. A. Morrison & Co. Inc. (“TAMCO”)
▪Acquired on April 3, 2023 for cash consideration of $125.5, inclusive of an adjustment to the purchase price of $0.2 paid during the third quarter of 2023 related to acquired working capital and net of cash acquired of $1.0.
▪Post-acquisition operating results of TAMCO are included within our HVAC reportable segment.

◦ASPEQ Heating Group (“ASPEQ”)
▪Acquired on June 2, 2023 for cash consideration of $421.8, net of cash acquired of $0.9.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
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
◦During the nine months ended October 1, 2022, our payments for asbestos-related claims, net of respective insurance recoveries of $27.7, were $20.2.
◦During the third quarter of 2022, we received a ruling from a North Carolina trial court that certain excess insurance carriers associated with our asbestos product liability matters are not required to cover the costs of defending suits that are dismissed without an indemnity payment.
◦During the three and nine months ended October 1, 2022, we recorded charges for asbestos-related matters of $21.7 and $24.0, respectively, with $16.5 and $18.8, respectively, recorded to continuing operations and the remainder to discontinued operations.
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

•Repurchases of Common Stock — During the second quarter of 2022, we repurchased 0.7 shares of our common stock for $33.7.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded gains (losses) during the three and nine months ended September 30, 2023 and October 1, 2022 of $0.0 and $(7.4), respectively, and $3.6 and $(3.0), respectively.
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

•Resolution of Claims with Prime Contractor of South Africa Power Projects
◦On September 5, 2023, SPX Technologies and our DBT Technologies (PTY) LTD (“DBT”) business entered into an agreement with MHI to affect the negotiated resolution of all claims between the parties with respect to DBT’s involvement in two large power projects in South Africa - Kusile and Medupi (the “Settlement Agreement”).
◦In connection with the Settlement Agreement, the Company incurred a charge, net of tax, of $54.2 during the three months ended September 30, 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss from discontinued operations, net of tax” for the three and nine months ended September 30, 2023. In addition, DBT made payments of $25.3 to MHI during the three and nine months ended September 30, 2023 in connection with the Settlement Agreement.
◦See Notes 3 and 15 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three and nine months ended September 30, 2023 totaled $448.7 and $1,271.8, respectively, compared to $370.5 and $1,031.6 during the respective periods in 2022. The increase in revenues during the three and nine months ended September 30, 2023, compared to the respective prior-year periods, was due primarily to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both volume and price increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes of large projects within the communication technologies, transportation and aids to navigation businesses.

During the three and nine months ended September 30, 2023, we generated operating income of $57.7 and $158.8, respectively, compared to $37.3 and $75.9 for the respective periods in 2022. The increase in operating income during the three and nine months ended September 30, 2023, compared to the respective periods in 2022, was due primarily to (i) higher income for both our HVAC and Detection and Measurement reportable segments and (ii) lower corporate expense primarily related to higher costs incurred on strategic and transformational initiatives executed during 2022, as well as expenses incurred in connection with asbestos-related matters during 2022, prior to the Asbestos Portfolio Sale. These increases in operating income were partially offset by increases in (i) intangible asset amortization, (ii) employee compensation, including increases in short-term incentive compensation expense, and (iii) acquisition-related and other integration costs, resulting from the acquisitions of TAMCO and ASPEQ. The increase in income for our HVAC reportable segment was primarily due to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from higher volumes and more stable labor and supply chain environments, as well as the income associated with the TAMCO and ASPEQ acquisitions. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above.

Cash flows from operating activities associated with continuing operations totaled $120.0 for the nine months ended September 30, 2023, compared to cash flows used in operating activities of $89.4 during the nine months ended October 1, 2022. The increase in cash flows from operating activities was due primarily to (i) the increase in income during the period discussed above, (ii) a reduction in the level of elevated purchases of raw materials and components during 2023, primarily within our HVAC reportable segment, due to a more stable supply chain environment, (iii) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (iv) net payments for asbestos-related matters made prior to the Asbestos

Portfolio Sale in 2022, of $15.5, (v) income tax payments of $42.2 during 2023 compared to income tax payments of $55.7 during 2022, with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details).

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2022 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2023 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2022 dates. We had one less day in the first quarter of 2023 and will have one more day in the fourth quarter of 2023 than in the respective 2022 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended September 30, 2023, when compared to the consolidated operating results for the respective 2022 period.
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

The following table provides selected financial information for the three and nine months ended September 30, 2023 and October 1, 2022, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$448.7	$370.5	21.1	$1,271.8	$1,031.6	23.3
Gross profit	168.6	133.1	26.7	482.1	361.7	33.3
% of revenues	37.6%	35.9%		37.9%	35.1%
Selling, general and administrative expense	96.3	89.1	8.1	290.9	261.6	11.2
% of revenues	21.5%	24.0%		22.9%	25.4%
Intangible amortization	14.6	6.7	117.9	32.4	23.1	40.3
Special charges, net	—	—	*	—	0.1	*
Other operating expense, net	—	—	*	—	1.0	*
Other income (expense), net	(0.2)	(24.6)	*	2.3	(19.8)	*
Interest expense, net	(9.4)	(1.6)	487.5	(16.5)	(5.9)	179.7
Loss on amendment/refinancing of senior credit agreement	—	(1.1)	*	—	(1.1)	*
Income from continuing operations before income taxes	48.1	10.0	381.0	144.6	49.1	194.5
Income tax (provision) benefit	(12.4)	2.5	*	(31.5)	(4.5)	*
Income from continuing operations	35.7	12.5	185.6	113.1	44.6	153.6

Components of revenue increase:
Organic			10.5			17.9
Foreign currency			0.6			(0.2)
Acquisitions			10.0			5.6
Net revenue increase			21.1			23.3
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three and nine months ended September 30, 2023, the increase in revenues, compared to the respective periods in 2022, was due to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both price and volume increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes of large projects within the communication technologies, transportation and aids to navigation businesses.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and nine months ended September 30, 2023, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2022, was due primarily to the increase in revenues noted above and greater absorption of manufacturing costs as a result of higher volumes. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments, particularly within our HVAC reportable segment. The resulting favorable impact on gross profit as a percentage of revenue was partially offset by less favorable sales mix within our Detection and Measurement reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three and nine months ended September 30, 2023, the increase in SG&A expense, compared to the respective periods in 2022, was due primarily to (i) increases in sales incentive plan expense driven by the higher revenues mentioned above, (ii) higher employee compensation, inclusive of increases in short-term incentive compensation expense, (iii) acquisition-related costs and SG&A expenses associated with the TAMCO and ASPEQ acquisitions, and (iv) higher travel expense. These increases were partially offset during the three and nine months ended September 30, 2023, compared to the respective periods in 2022, by (i) lower costs related to various strategic and transformational initiatives during 2023 and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale.

Intangible Amortization — For the three and nine months ended September 30, 2023, the increase in intangible amortization, compared to the respective periods in 2022, was primarily due to incremental intangible amortization related to backlog and other intangible assets associated with the TAMCO and ASPEQ acquisitions. In addition, the nine months ended September 30, 2023 included nine months of intangible amortization related to the ITL acquisition, compared to six months in the 2022 period.

Special Charges, net — Special charges, net, for the nine months ended October 1, 2022 related primarily to severance costs associated with a restructuring action at one of our HVAC reportable segment’s cooling businesses. See Note 7 to our condensed consolidated financial statements for the details of actions taken in the first nine months of 2022.
Other Operating Expense, net — Other operating expense, net, for the nine months ended October 1, 2022 related to asbestos-related charges of $2.3, partially offset by a reduction in the fair value/liability associated with the contingent consideration related to the Enterprise Control Systems Ltd acquisition of $1.3.

Other Income (Expense), net — Other expense, net, for the three months ended September 30, 2023 was composed primarily of environmental remediation charges of $0.3 and pension and postretirement expense of $0.2, partially offset by foreign currency transaction gains of $0.3.

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

Other income, net, for the nine months ended September 30, 2023 was composed primarily of a gain of (i) $3.6 related to a change in the estimated fair value of an equity security that we hold and (ii) $0.4 related to income derived from company-owned life insurance policies, partially offset by foreign currency transaction losses of $0.4, pension and postretirement expense of $0.6, and environmental remediation charges of $0.5.

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

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and nine months ended September 30, 2023, compared to the respective periods in 2022, was the result of higher average debt balances and a higher average effective interest rate during the 2023 periods, with the higher average debt balances primarily resulting from borrowings in connection with the TAMCO and ASPEQ acquisitions.

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

Income Tax (Provision) Benefit — For the three months ended September 30, 2023, we recorded an income tax provision of $12.4 on $48.1 of pre-tax income from continuing operations, resulting in an effective rate of 25.8%. This compares to an income tax benefit for the three months ended October 1, 2022 of $2.5 on $10.0 of pre-tax income from continuing operations, resulting in an effective rate of (25.0)%. The most significant items impacting the income tax expense for the third quarter 2023 are (i) $0.8 of foreign withholding tax, and (ii) $0.3 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period. The most significant item impacting the income tax benefit for the third quarter of 2022 was a tax benefit of $4.2 related to the release of valuation allowances recognized against certain deferred tax assets as we now expect these deferred tax assets to be realized.

For the nine months ended September 30, 2023, we recorded an income tax provision of $31.5 on $144.6 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. This compares to an income tax provision for the nine months ended October 1, 2022 of $4.5 on $49.1 of pre-tax income from continuing operations, resulting in an effective rate of 9.2%. The most significant items impacting the income tax provision during the first nine months of 2023 and 2022 were (i) $1.8 and $4.2, respectively, of tax benefit related to the release of valuation allowances recognized against certain deferred tax assets as we now expect the deferred tax assets to be realized, (ii) $1.7 and $0.7, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $1.2 and $0.7, respectively, of tax benefits related to revisions to liabilities for uncertain tax positions.

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

HVAC Reportable Segment

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$289.2	$227.8	27.0	$809.8	$639.6	26.6
Income	58.3	33.1	76.1	161.2	82.0	96.6
% of revenues	20.2%	14.5%		19.9%	12.8%
Components of revenue increase:
Organic			10.6			18.2
Foreign currency			0.1			(0.3)
Acquisition			16.3			8.7
Net revenue increase			27.0			26.6
Revenues — For the three and nine months ended September 30, 2023, the increase in revenues, compared to the respective periods in 2022, was due primarily to (i) organic revenue growth driven primarily by increased sales of cooling products and (ii) the impact of the TAMCO and ASPEQ acquisitions. The increase in organic revenue was associated with volume increases, primarily of cooling products, resulting from greater plant throughput and more stable labor and supply chain environments, and price increases.

Income — For the three and nine months ended September 30, 2023, the increase in income, compared to the respective periods in 2022, was due primarily to the impact of the revenue growth mentioned above. For the three and nine months ended September 30, 2023, the increase in margin, compared to the respective periods in 2022, was due primarily to price increases and greater absorption of manufacturing costs as a result of higher volumes, as well as favorable sales mix associated with acquisitions. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments.

Backlog — The segment had backlog of $338.2 and $287.7 as of September 30, 2023 and October 1, 2022, respectively. Backlog associated with TAMCO and ASPEQ totaled $38.6 as of September 30, 2023.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Revenues	$159.5	$142.7	11.8	$462.0	$392.0	17.9
Income	33.3	30.3	9.9	89.2	77.1	15.7
% of revenues	20.9%	21.2%		19.3%	19.7%
Components of revenue increase:
Organic			10.4			17.5
Foreign currency			1.4			(0.1)
Acquisitions			—			0.5
Net revenue increase			11.8			17.9
Revenues — For the three and nine months ended September 30, 2023, the increase in revenues, compared to the respective periods in 2022, was due primarily to organic revenue growth and, for the nine month period, the impact of the ITL acquisition. The organic revenue growth was driven primarily by higher volumes of large projects within the communication technologies, transportation, and aids to navigation businesses.

Income — For the three and nine months ended September 30, 2023, the increase in income, compared to the respective periods in 2022, was due primarily to the revenue growth mentioned above. For the three and nine months ended September 30, 2023, the decrease in margin, compared to the respective periods in 2022, was due primarily to a less favorable sales mix associated with certain of the large projects mentioned above.

Backlog — The segment had backlog of $233.6 and $275.1 as of September 30, 2023 and October 1, 2022, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 30, 2023	October 1, 2022	% Change	September 30, 2023	October 1, 2022	% Change
Total consolidated revenues	$448.7	$370.5	21.1	$1,271.8	$1,031.6	23.3
Corporate expense	13.0	17.2	(24.4)	44.2	50.2	(12.0)
% of revenues	2.9%	4.6%		3.5%	4.9%
Long-term incentive compensation expense	3.4	2.1	61.9	10.0	7.7	29.9

Corporate Expense — Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters. The decrease in corporate expense during the three and nine months ended September 30, 2023, compared to the respective periods in 2022, was due primarily to (i) higher costs related to various strategic and transformational initiatives during 2022 and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale, partially offset by higher short-term incentive compensation and, for the nine months ended, higher acquisition-related costs associated with the TAMCO and ASPEQ acquisitions.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. For the three and nine months ended September 30, 2023, the increase in long-term incentive compensation expense, compared to the respective periods in 2022, was due primarily to the impact of forfeitures resulting from various participant resignations 2022.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities of continuing operations and cash flows from (used in) discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 30, 2023 and October 1, 2022.

	Nine months ended
	September 30, 2023	October 1, 2022
Continuing operations:
Cash flows from (used in) operating activities	$120.0	$(89.4)
Cash flows used in investing activities	(561.2)	(45.4)
Cash flows from (used in) financing activities	425.1	(41.2)
Cash flows used in discontinued operations	(38.0)	(34.0)
Change in cash and equivalents due to changes in foreign currency exchange rates	(1.0)	1.3
Net change in cash and equivalents	$(55.1)	$(208.7)

Operating Activities — The increase in cash flows from operating activities of continuing operations during the nine months ended September 30, 2023, compared to the respective period in 2022, was due primarily to (i) the increase in income during the period discussed above, (ii) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during 2023, due to a more stable supply chain environment, (iii) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (iv) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale in 2022, of $15.5, (v) income tax payments of $42.2 during 2023 compared to income tax payments of $55.7 during 2022, with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our condensed consolidated financial statements for additional details).

Investing Activities — Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.3 and capital expenditures of $16.5, partially offset by proceeds from company-owned life insurance policies of $2.6. Cash flows used in investing activities of continuing operations for the nine months ended October 1, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $10.0, partially offset by proceeds from company-owned life insurance policies of $4.6 and $1.8 received upon agreement with the sellers on acquired working capital balances associated with the Cincinnati Fan and ITL acquisitions.

Financing Activities — Cash flows from financing activities of continuing operations for the nine months ended September 30, 2023 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $396.3 and $32.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions. These borrowings were partially offset by minimum withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.5, and fees paid in connection with the Incremental Term Loan of $1.3. Net repayments under our other various debt instruments totaled $0.4.

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

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 30, 2023 relate primarily to (i) cash payments of $25.3 made by DBT to MHI during the three months ended September 30, 2023 in connection with the Settlement Agreement, (ii) disbursements of $14.5 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, and (iii) local taxes of $3.8 paid in South Africa, which we subsequently recovered during the fourth quarter of 2023, partially offset by the recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8. Refer to Notes 3 and 15 to the condensed consolidated financial statements for additional details related to the Settlement Agreement.

Cash flows used in discontinued operations for the nine months ended October 1, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the South Africa claims matters (see Notes 3 and 15 to the condensed consolidated financial statements for additional details), (ii) disbursements related to asbestos product liability matters, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from options exercised of $1.0.

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2023 and 2022.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended September 30, 2023.

	December 31, 2022	Borrowings	Repayments	Other (6)	September 30, 2023
Revolving loans (1)	$—	$551.3	$(455.0)	$—	$96.3
Term loans(2)(3)	244.3	300.0	—	(1.1)	543.2
Trade receivables financing arrangement(4)	—	81.0	(49.0)	—	32.0
Other indebtedness(5)	2.5	0.2	(0.6)	0.3	2.4
Total debt	246.8	$932.5	$(504.6)	$(0.8)	673.9
Less: short-term debt	1.8				130.1
Less: current maturities of long-term debt	2.0				14.0
Total long-term debt	$243.0				$529.8
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
(3)The term loans are repayable in quarterly installments equal to 0.625% of the balance of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.8 and $0.7 at September 30, 2023 and December 31, 2022, respectively.
(4)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 30, 2023, we had $18.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $32.0.
(5)Primarily includes balances under a purchase card program of $1.8 and $1.8 and finance lease obligations of $0.6 and $0.7 at September 30, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the capitalization and amortization of debt issuance costs. During the second quarter of 2023 we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
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
Availability — At September 30, 2023, we had $392.9 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $96.3 and $10.8 reserved for outstanding letters of credit. In addition, at September 30, 2023, we had $9.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $15.3 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 7.0% at September 30, 2023.
At September 30, 2023, we were in compliance with all covenants of the Credit Agreement.

In connection with an August 2022 amendment of the Credit Agreement, we recorded charges of $1.1 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of unamortized deferred financing costs totaling $0.7 and transaction costs of $0.4. Additionally, $1.5 of fees paid in connection with the August 2022 amendment were capitalized, with $1.2 related to our revolving loans and $0.3 related to the term loan.

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
Other Matters
Contractual Obligations — There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2022 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $3.6 as of September 30, 2023. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $1.0.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2023 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 30, 2023.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: November 2, 2023	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: November 2, 2023	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer