Form 10-K
period 2023-12-31
SPX Technologies, Inc.
filed 2024-02-23
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to used the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2023 was $3,813,384,166. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
____________________________________________________________________________
The number of shares outstanding of the registrant’s common stock as of February 16, 2024 was 45,688,018.
____________________________________________________________________________
Documents incorporated by reference: Portions of the Registrant’s proxy statement for its Annual Meeting to be held on May 14, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

P A R T    I
ITEM 1. Business
(All currency and share amounts are in millions)
Forward-Looking Information
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or other comparable terminology. Particular risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, include the following: cyclical changes and specific industry events in the Company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials and/or commodities that cannot be recovered in product pricing; the impact of competition on profit margins and the Company’s ability to maintain or increase market share; inadequate performance by third-party suppliers and subcontractors for outsourced products, components and services and other supply-chain risks; the uncertainty of claims resolution with respect to environmental and other contingent liabilities; the impact of climate change and any legal or regulatory actions taken in response thereto; cyber-security risks; risks with respect to the protection of intellectual property, including with respect to the Company’s digitalization initiatives; the impact of overruns, inflation and the incurrence of delays with respect to long-term fixed-price contracts; defects or errors in current or planned products; the impact of pandemics and governmental and other actions taken in response; domestic economic, political, legal, accounting and business developments adversely affecting the Company’s business, including regulatory changes; changes in worldwide economic conditions, including as a result of geopolitical conflicts; uncertainties with respect to the Company’s ability to identify acceptable acquisition targets; uncertainties surrounding timing and successful completion of acquisition or disposition transactions, including with respect to integrating acquisitions and achieving cost savings or other benefits from acquisitions; the impact of retained liabilities of disposed businesses; potential labor disputes; and extreme weather conditions and natural and other disasters. These and other risks and uncertainties are further discussed in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.

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

On April 19, 2021 and August 2, 2021, we completed the acquisitions of Sealite Pty Ltd and affiliated entities, including Sealite USA, LLC (doing business as Avlite Systems) and Star2M Pty Ltd (collectively, “Sealite”), and of Enterprise Control Systems Ltd (“ECS”), respectively. Sealite is a leader in the design and manufacture of marine and aviation aids to navigation products, while ECS is a manufacturer and designer of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-improvised explosive device RF jammers. The post-acquisition operating results of Sealite and ECS are reflected within our Detection and Measurement reportable segment.

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

On April 3, 2023, we completed the acquisition of T.A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. The post-acquisition operating results of TAMCO are reflected within our HVAC reportable segment.

On June 2, 2023, we completed the acquisition of ASPEQ Heating Group (“ASPEQ”), a leading provider of electrical heating solutions to customers in industrial and commercial markets. The post-acquisition operating results of ASPEQ are reflected within our HVAC reportable segment.

On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. The post-acquisition results of Ingénia will be reflected within our HVAC reportable segment.
Unless otherwise indicated, the description of our business provided in Part I pertains to continuing operations only (see Notes 1 and 4 to our consolidated financial statements for information on discontinued operations).
We are a diversified, global supplier of infrastructure equipment serving the HVAC and detection and measurement markets. With operations in 15 countries and approximately 4,100 employees, we offer a wide array of highly engineered infrastructure products with strong brands.
HVAC solutions offered by our businesses include package and process cooling equipment, engineered air movement solutions, residential and commercial boilers, electrical heating, and ventilation products. Our market leading brands, coupled with our commitment to continuous innovation and focus on our customers’ needs, enables our HVAC cooling and heating businesses to serve an expanding number of industrial, commercial and residential customers. Growth for our HVAC businesses will be driven by innovation, increased scalability, and our ability to meet the needs of broader markets.

Our detection and measurement product lines encompass underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. Our detection and measurement solutions enable utilities, telecommunication providers and regulators, and municipalities and transit authorities to build, monitor and maintain vital infrastructure. Our technology and decades of experience have afforded us a strong position in specific detection and measurement markets. We intend to expand our portfolio of specialized products through new, innovative hardware and software solutions in an attempt to (i) further capitalize on the detection and measurement markets we currently serve and (ii) expand the number of markets that we serve.
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
HVAC Reportable Segment
Our HVAC reportable segment had revenues of $1,122.3, $913.8, and $752.1 in 2023, 2022 and 2021, respectively, and backlog of $306.1 and $243.1 as of December 31, 2023 and 2022, respectively. Approximately 98% of the segment’s backlog as of December 31, 2023 is expected to be recognized as revenue during 2024. The segment engineers, designs, manufactures, installs and services cooling products and engineered air movement solutions for the HVAC industrial and power generation markets, as well as heating and ventilation products for the residential, industrial, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a customer base in North America, Europe, and Asia. Core brands for our cooling products include Marley, Recold, SGS, Cincinnati Fan, TAMCO, and Ingénia, while our heating products are sold under the Berko, Qmark, Fahrenheat, Leading Edge, Patterson-Kelley, Weil-McLain, Williamson-Thermoflo, INDEECO, Heatrex, AccuTherm, Brasch, Spectrum, BannerDay PipeHeating, and Solar Products brands.

Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment had revenues of $618.9, $547.1, and $467.4 in 2023, 2022 and 2021, respectively, and backlog of $244.5 and $251.0 as of December 31, 2023 and 2022, respectively. Approximately 76% of the segment’s backlog as of December 31, 2023 is expected to be recognized as revenue during 2024. The segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base in North America, Europe, Africa and Asia. Core brands for our underground pipe and cable locators and inspection and rehabilitation equipment are Radiodetection, Pearpoint, Schonstedt, Dielectric, Riser Bond, Cues, ULC Robotics, and Sensors & Software. Our transportation systems are sold under the Genfare brand, our communication technologies products are sold under the TCI and ECS brands, and our aids to navigation products are sold under the Flash Technology, ITL, Sabik Marine, Sealite, and Avlite brands.
Acquisitions
We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material.
As previously indicated, we acquired Ingénia in 2024, TAMCO and ASPEQ in 2023, ITL in 2022, and Sealite, ECS, and Cincinnati Fan in 2021.
Divestitures
We regularly review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As previously indicated, the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, was completed in 2022 and the divestiture of Transformer Solutions was completed in 2021. As previously indicated, we completed the wind-down of our DBT and Heat Transfer businesses in the fourth quarters of 2021 and 2020, respectively.
International Operations
We are a multinational corporation with operations in over 15 countries. Sales outside the United States were $287.1, $237.4 and $228.0 in 2023, 2022 and 2021, respectively.
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
Patents/Trademarks
We own 160 domestic and 360 foreign patents (comprising 140 patent “families”) (foreign patents include patents in individual countries in the European Union (“EU”), as well as EU-level patents), including 13 patents that were issued in 2023, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors.”
Outsourcing and Raw Materials
We manufacture many of the components used in our products; however, our strategy includes outsourcing certain components and sub-assemblies to other companies where strategically and economically beneficial. In instances where we depend on third-party suppliers for outsourced products or components, we are subject to the risk of customer dissatisfaction with the quality or performance of the products we sell due to supplier failure. In addition, business difficulties experienced by a third-party supplier can lead to the interruption of our ability to obtain the outsourced product or component and ultimately to our inability to supply certain products to our customers on a timely basis or at all. We believe that we generally will be able to continue to obtain adequate supplies of key products, components or appropriate substitutes at reasonable costs.

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
For information regarding supply chain disruptions and labor shortages refer to “MD&A - Supply Chain Disruptions, Labor Shortages, and Cost Increases.”
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
Human Capital Resources
At December 31, 2023, we had approximately 4,100 employees, with approximately 3,300 employed in the United States. We also leverage temporary workers to provide flexibility for our business and manufacturing needs. Six domestic collective bargaining agreements cover approximately 460 of our employees. In addition, we have various collective labor arrangements covering certain of our non-U.S. employee groups. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.

We believe that our future success is impacted by our continued ability to attract and retain highly skilled employees. As such, we strive to provide an environment where employees are developed and provided challenging career growth opportunities. We offer a “Total Rewards” program that provides comprehensive compensation and benefits packages that are designed to reward employees and assist them in managing their well-being. We have focused many of our policies and programs to provide increased flexibility and work-life balance to our team members.

As part of our focus on building and sustaining a highly capable, engaged and motivated workforce that has the ability to deliver on the current and future requirements of the Company, we continue to advance our talent management framework, known as RiSE, which helps us Reach, Identify, Strengthen, and Engage our workforce. In 2023, we continued deployment of our Frontline Leader Program and have now trained more than 240 leaders in the fundamentals of effective leadership, communication, and team development. We also continue expanding the strength of our most senior leaders through our Executive Leadership Development Program that has been conducted for three cohorts. Additionally, in 2023 we implemented the final piece to our leadership development program with the launch of our Mid-level Program, “Amplified Leadership,” graduating 44 leaders. Further, we expanded the use of our online learning platform and offered several facilitated courses on focused topics, including training over 100 leaders on having “Better Conversations Every Day” with their teams.

At the beginning of 2023, we launched our updated Global Employee Survey with over 90% employee participation. This annual survey captures employee feedback on topics related to Engagement and Diversity & Inclusion. The results of the survey informed discussions about what is most important to our employees and helped us develop action plans to focus on those priorities.

During 2023, we continued our focus on enhancing our programs aimed at ensuring that we provide an inclusive environment where all employees feel valued and respected. We continued our annual leader training, engaging just under 600 people-leaders on techniques to have effective conversations on diversity and inclusion. We believe through these efforts we can unlock greater potential, provide new opportunities for our employees, and benefit from diverse backgrounds and points of view. Valuing diversity and inclusion is, and will be, an on-going part of the culture we are continuously working to strengthen.

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
Furthermore, contract timing on projects, including those relating to communication technologies, transportation systems, aids to navigation products, and process cooling systems and towers may cause significant fluctuations in revenues and profits from period to period.
The businesses of many of our customers are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. In addition, certain of our businesses have seasonal and weather-related fluctuations, particularly within certain of our heating products businesses within our HVAC reportable segment. Historically, many of our key businesses generally have tended to have stronger performance in the second half of the year. See “MD&A - Results of Continuing Operations and Results of Reportable Segments.”
Our business depends on capital investment and maintenance expenditures by our customers.
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds and repairs, commodity prices, general economic conditions, availability of credit, and expectations of future market behavior. Although no one customer accounted for more than 10% of our consolidated revenues, many of our businesses derive revenues from large projects or key customer relationships and any of the aforementioned factors, whether individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
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
We are exposed to a variety of risks relating to the price and availability of raw materials and components. In recent years, we have faced volatility in the prices of many key raw materials (e.g., steel and oil) and key components (e.g., circuit boards), including price increases in response to trade laws and tariffs and shortages related to supply chain disruptions, including as a result of public health crises, geopolitical events or other factors. Increases in the prices of raw materials and components, including as a result of new or increased tariffs or the impact of new trade laws, or shortages or allocations of materials and components may have a material adverse effect on our financial position, results of operations or cash flows, as there may be delays in our ability, or we may not be able, to pass cost increases on to our customers, or our sales may be reduced. We are subject to, or may enter into, long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
Our operations are at risk of damage, destruction or disruption by natural disasters and other unexpected events.
The loss of, or substantial damage to, one or more of our facilities, our information system infrastructure or the facilities of our suppliers could make it difficult to manufacture our products and fulfill customer orders. Severe weather events (such as flooding, tornadoes or hurricanes), earthquakes, tsunamis, fires, explosions, acts of war, terrorism, civil unrest, or outbreaks, epidemics or pandemics of infectious diseases (such as the recent COVID-19 pandemic) could adversely impact our operations.
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
We have divested a number of businesses, including the Spin-Off in 2015. With respect to some of these former businesses, we have contractually agreed to indemnify the counterparties against, or otherwise retain, certain liabilities, including certain lawsuits, tax liabilities, product liability claims, and environmental matters. Even without ongoing contractual indemnification obligations, we could be exposed to liabilities arising out of the businesses for certain activities prior to the divestitures. In addition, certain of the counterparties to those divestitures and/or the divested businesses have agreed to indemnify us or assume certain liabilities relating to those divestitures. However, there can be no assurance that the indemnity or assumption of liability by the counterparties or divested businesses will be sufficient to protect us against the full amount of these liabilities, or that a counterparty or divested business will be able to fully satisfy its obligations. Third parties also could seek to hold us responsible for any of the liabilities that a counterparty or divested business agreed to assume. Even if we ultimately succeed in recovering any amounts for which we were initially held liable, we may be temporarily required to bear these losses ourselves.

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
In 2023, approximately 84% of our revenues were generated inside the United States. Our reliance on U.S. revenues and U.S. manufacturing bases exposes us to a number of risks, including:
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
•Transportation and shipping expenses may add additional cost to our products;
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

Downturns in global economies could negatively impact our results of operations and prospects. In addition, economic instabilities resulting from geopolitical activities, including instabilities associated with the armed conflict in Ukraine, and the imposition of governmental sanctions in response thereto, and any conflict or threat of conflict that may affect Taiwan or any other nations, could negatively impact our results of operations and prospects.
Our non-U.S. revenues and operations expose us to numerous risks that may negatively impact our business.
To the extent we generate revenues outside of the United States, non-U.S. revenues and non-U.S. manufacturing bases expose us to a number of risks, including:
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
•Transportation and shipping expenses may add additional cost to our products;
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
Failure to meet evolving expectations for reporting on environmental, social, and governance (“ESG”) matters could adversely affect our sales and results of operations.
Expectations from investors, customers, team members, government agencies and other third parties concerning ESG reporting have increased, and our ability to meet those expectations is dependent on a variety of factors, including cooperation from sourcing vendors and other third parties and having access to consistent and reliable data. Negative customer perceptions regarding the safety and sourcing of the products we sell and the sufficiency and transparency of our reporting on such matters and events that give rise to actual, potential, or perceived sustainability, social responsibility and similar concerns could hurt our reputation, result in lost sales, cause our customers to seek alternative sources for their needs and make it difficult and costly for us to regain the confidence of our customers. Furthermore, costs associated with responding to ESG related laws, regulations, or customer requirements may have an adverse impact on our business, financial condition and results of operations and cash flows.
Risks Related to Information, Technology and Cybersecurity
If we are unable to protect our information systems and networks against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We are increasingly dependent on cloud-based and other information technology (“IT”) systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information. We depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers. In addition, we rely on these IT systems to record, process, summarize, transmit, and store electronic information, and to manage or support a variety of business processes and activities, including, among other things, our accounting and financial reporting processes; our manufacturing and supply chain processes; our sales and marketing efforts; and the data related to our research and development efforts. The failure of our IT systems or those of our business partners or third-party service providers to perform properly, or difficulties encountered in the development of new systems or the upgrade of existing systems, could disrupt our business and harm our reputation, which may result in decreased sales, increased overhead costs, excess or obsolete inventory, and product shortages, causing our business, reputation, financial condition, and operating results to suffer. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.
IT security threats are increasing in frequency and sophistication. We have experienced, and expect to continue to experience, cyber-attacks on our IT systems and networks. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. These threats pose a risk to the security of our systems and networks, and those of our business partners and third-party service providers, and to the confidentiality, availability, and integrity of our data. Despite our implementation of security measures, cybersecurity threats, such as malicious software, ransomware, phishing attacks, computer viruses, and attempts to gain unauthorized access, cannot be completely mitigated. Our business, reputation, operating results, and financial condition could be materially adversely affected if, as a result of a significant cyber event or otherwise, our operations or industrial processes are disrupted or shutdown; our confidential, proprietary information is stolen or disclosed; the performance or security of our cloud-based product offerings is impacted; our intranet and internet sites are compromised; data is manipulated or destroyed; we incur costs or are required to pay fines in connection with stolen customer, employee, or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
In addition, newer generations of certain of our products include IT systems, including systems that are cloud-based and/or interconnect through the internet. These systems are subject to the same cybersecurity threats described above and the failure of these systems, including by cyber-attack, could disrupt our customers’ business, leading to potential exposure for us.
Operation on multiple Enterprise Resource Planning (“ERP”) information systems and other applications may negatively impact our operations and internal control environment.
We are highly dependent on our information systems infrastructure to prepare customer quotes, process orders, purchase materials, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain internal controls, produce financial data, and otherwise carry on our businesses in the ordinary course. From time to time we also undertake projects to implement new, or update existing, ERP systems and other applications. While we believe we have the experience, skill and management abilities, as well as access to the necessary experts and consultants, to plan and execute these projects without significant disruption to our businesses, ERP and other application implementations and updates are very complex and inherently subject to risks and uncertainty. There is no assurance that the projects will succeed or that failures in the design, programming, software or implementation of these projects will not cause significant disruption to our businesses. Such a disruption could cause project cost overruns, which may be significant, losses in revenue, increases in operating costs, and reduced customer satisfaction, all of which would lead to a decline in profitability over the short term and possibly the long term. In addition, as the Company continues to pursue inorganic growth opportunities through acquisitions, our inability to properly assess the acquired ERP systems and other applications and, where necessary, implement upgrades or replacements, may prevent us from maximizing the value and realizing the synergies of those newly acquired businesses and ensuring the operating effectiveness of our internal control processes.
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
Risks Related to Contingent Liabilities
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
We are dependent on the continued services of our leadership teams. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of qualified managers or skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
At December 31, 2023, we had six domestic collective bargaining agreements covering approximately 460 of our over 4,100 employees. Four of these collective bargaining agreements expire in 2024 and are scheduled for negotiation and renewal. We also have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers.

Risks Related to Financial Matters
We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our senior credit facilities and any existing or future instruments governing our other indebtedness.
Our senior credit facilities and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to incur additional indebtedness, grant liens, and make investments unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A - Liquidity and Financial Condition - Senior Credit Facilities” and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
A significant portion of our debt accrues interest at variable rates and increases in applicable benchmark interest rates could adversely affect our results of operations and cash flows.
Our profitability and cash flows may be adversely affected during any periods of unexpected or rapid increases in interest rates. We maintain a credit agreement with both term loan facilities and a revolving credit facility. Borrowings under these facilities accrue interest at either an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”) plus, in each case, an applicable margin based on our consolidated leverage ratio as defined in the credit agreement. A significant increase in Term SOFR or the other benchmark rates used in determining the alternative base rate would significantly increase our cost of borrowings. Further, any changes in regulatory standards or industry practices, such as the discontinuation of the use of Term SOFR and/or the transition to alternative benchmark rates may result in the usage of higher interest rates under the credit agreement, and our current or future indebtedness may be adversely affected. We are also exposed to risks if the U.S. Federal Reserve raises its benchmark interest rate, which may reduce the availability of, and increase the cost of, obtaining new debt and refinancing existing indebtedness.

For additional information related to this risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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
Commodity, currency and interest rate hedging activities may adversely impact our financial performance as a result of changes in relevant commodity prices, interest rates and currency rates.

We use derivative financial instruments in order to reduce the substantial effects of currency and commodity fluctuations and interest rate exposure on our cash flow and financial condition. These instruments may include foreign currency and commodity forward contracts, currency swap agreements and currency option contracts, as well as interest rate swap agreements. We have entered into, and may continue to enter into, such hedging arrangements. By utilizing hedging instruments, we may forgo benefits that might result from fluctuations in currency exchange, commodity and interest rates. We are also exposed to the risk that counterparties to hedging contracts will default on their obligations. A default by such counterparties in performing their obligations under these hedging instruments could have an adverse effect on us.

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
At December 31, 2023, we had goodwill and other intangible assets, net, of $1,385.6. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangible assets. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our goodwill and indefinite-lived intangible assets, we may be required to record a material non-cash charge to earnings.
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
We have defined benefit pension and postretirement plans, including both qualified and non-qualified plans, which cover a portion of our salaried and hourly employees and retirees, including a portion of our employees and retirees in foreign countries. As of December 31, 2023, our net liability to these plans was $100.1. The determination of funding requirements and pension expense or income associated with these plans involves significant judgment, particularly with respect to discount rates, long-term trends of future costs and other actuarial assumptions. If our assumptions change significantly due to changes in economic, legislative and/or demographic experience or circumstances, our pension and other benefit plans’ expense, funded status and our required cash contributions to such plans could be negatively impacted. In addition, returns on plan assets could have a material impact on our pension plans’ expense, funded status and our required contributions to the plans. Changes in regulations or law could also significantly impact our obligations. For example, see “MD&A - Critical Accounting Estimates” for the impact that changes in certain assumptions used in the calculation of our costs and obligations associated with these plans could have on our results of operations and financial position.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2023, we had $558.3 in total indebtedness. On that same date, we had $489.2 of available borrowing capacity under our revolving credit facilities, after giving effect to $10.8 reserved for outstanding letters of credit. In addition, at December 31, 2023, we had $13.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $11.6 reserved for outstanding letters of credit. At December 31, 2023, our cash and equivalents balance was $104.9. See “MD&A - Liquidity and Financial Condition - Borrowings” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities or other debt facilities, or enter into additional agreements that have different or more stringent terms. Increases in the level of our indebtedness relative to our cash balances could:
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2023, we had the ability to issue up to an additional 3.597 shares as restricted stock units, performance stock units, or stock options under our 2019 Stock Compensation Plan. We also may issue a significant number of additional shares, in connection with acquisitions, through a registration statement, or otherwise. Additional shares issued would have a dilutive effect on our earnings per share.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. We understand the importance of securing our data and information technology systems and networks, as well as the data customers and other stakeholders entrust to us. We have established policies, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats which are integrated into our overall risk management program and based on frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”) and other applicable industry standards. Despite this, there can be no guarantee that our policies and procedures will be effective. Refer to “Risk Factors” for additional detail about the material cybersecurity risks we face. Our cybersecurity program includes the following:
Collaboration, Education, Incident Response and Recovery Planning

Our key security, risk, and compliance personnel meet regularly and, together with our cybersecurity consultants, develop strategies for preserving the confidentiality, integrity and availability of data and our information technology systems and networks. We have established incident response and recovery plans to address potential cybersecurity incidents which are regularly evaluated for their effectiveness. Management maintains controls and procedures and periodically conducts tabletop exercises that are designed to ensure prompt escalation of material cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board of Directors (our “Board”) in a timely manner. In addition, we regularly educate employees on the importance of maintaining the security of our information technology systems and networks and over handling and protecting customer and employee data, including through regular phishing awareness campaigns, security awareness communications, and recurring privacy and security training.
Risk Assessment and Technical Safeguards

On an ongoing basis, we assess cybersecurity risk, including the review of our policies, standards, processes and practices. These assessments include a variety of activities including third party security penetration testing and independent reviews of our information security control environment and operating effectiveness. The results of these assessment activities are presented to our Board, Audit Committee, and members of management. We regularly assess and deploy technical safeguards based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. In addition, our third-party technology service providers are contractually obligated to maintain cybersecurity controls and complete our security questionnaires at the time of onboarding. On a recurring basis, our third-party service providers are required to update their responses to our security questionnaires and, where available, additional information such as System and Organization Controls (“SOC”) SOC 1 or SOC 2 reports are provided.
Board and Management Oversight

Our chief information officer (“CIO”) and chief information security officer (“CISO”) have primary responsibility for assessing and managing material cybersecurity risks. Quarterly cybersecurity updates are provided to executive leadership to review security key performance indicators, identify security risks, and assess the status of approved security enhancements, and risk mitigation strategies. Our CIO has served in various roles in information technology and information security for over 30 years, including serving as the CIO of three other companies. Our CIO holds an undergraduate degree in computer science. Our CISO holds 11 industry security, risk, and/or privacy certifications and has served in various roles in information technology and information security for 25 years, including serving as the Director, Global Security, Privacy & Data Governance for one of the world's largest privately held transport corporations. Our Board, in coordination with the Audit Committee, oversees our management of cybersecurity risk. The Audit Committee receives regular cybersecurity risk reports from management and, at least annually, our Board receives reports from management, including our CIO and CISO about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities.

ITEM 2. Properties
The following is a summary of our principal properties as of December 31, 2023:

		No. of	Approximate Square Footage
	Location	Facilities	Owned	Leased
			(in millions)
HVAC reportable segment	11 U.S. states and 3 foreign countries	26	2.0	1.8
Detection and Measurement reportable segment	8 U.S. states and 5 foreign countries	21	0.4	0.4
Corporate	1 U.S. state	1	—	0.1
Total		48	2.4	2.3
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
On May 9, 2023, and May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase our capital stock in any fiscal year. Under the authorization, we may repurchase shares through open market purchases, privately negotiated transactions or otherwise, and at prices and times and in amounts as we determine, subject to applicable restrictions under our senior credit agreement. Our senior credit agreement permits an unlimited amount of share repurchases if our consolidated leverage ratio (as calculated under the senior credit agreement) is less than 2.75 to 1.00. Otherwise, the senior credit agreement restricts our repurchase of shares if the amount of repurchases in any fiscal year exceeds $100.0 million plus a basket amount based on our cumulative consolidated net income from a specified date.
Pursuant to the 2022 re-authorization, we repurchased 706,827 of our common stock for an aggregate purchase price of $33.7 million during the year ended December 31, 2022.
As of December 31, 2023, the maximum approximate dollar value of our common stock that may be purchased under this authorization during the current fiscal year is $100.0 million. The number of stockholders of record of our common stock as of February 16, 2024 was 2,144.

Company Performance
This graph shows a five-year comparison of cumulative total returns for SPX, the S&P 500 Index, the S&P 1500 Industrials Index, and the S&P 600 Index. The graph assumes an initial investment of $100 on December 31, 2018 and the reinvestment of dividends.

$400
$350
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
SPX Technologies, Inc.
S&P 500
S&P 1500 Industrials
S&P 600

	2018	2019	2020	2021	2022	2023
SPX Technologies, Inc.	$100.00	$181.65	$194.72	$213.07	$234.38	$360.62
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 1500 Industrials	100.00	129.80	144.98	177.13	165.75	199.52
S&P 600	100.00	120.86	132.43	165.89	137.00	156.02

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
Supply Chain Disruptions, Labor Shortages, and Cost Increases
The impact of the COVID-19 pandemic on our operating results throughout 2023 was minimal. However, during January 2022, there was an increase in pandemic cases at certain of our manufacturing facilities, which resulted in a high-level of absenteeism at such facilities during the month. In addition, since the second half of 2021, certain of our businesses experienced supply chain disruptions, as well as labor shortages, while all of our businesses experienced increases in raw material, component, and transportation costs. The combination of these matters negatively impacted our operating results during the first half of 2022, as we experienced lower absorption of manufacturing costs and, in some cases, the negative impact of cost increases on fixed-price customer contracts. During 2023, we experienced more stable labor and supply chain environments and continue to actively manage these matters.
Potential Impacts of Geopolitical Conflicts
The Russia/Ukraine conflict, and governmental actions implemented in response to the conflict, did not have a significant adverse impact on our operating results during 2023 and 2022. We are monitoring the availability of certain raw materials that are supplied by businesses in these countries. However, at this time, we do not expect the potential impact to be material to our operating results. The Russia/Ukraine conflict has created additional demand for certain products within our communication technologies business. Any longer-term impact of these global events on our business, as well as impacts from various conflicts in the Middle East region, is currently unknown due to the uncertainty around their duration and broader impact.
Executive Overview
Revenues for 2023 totaled $1,741.2, compared to $1,460.9 in 2022 (and $1,219.5 in 2021). The increase in revenues during 2023, compared to 2022, was due primarily to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both volume and price increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes of large projects within the communication technologies, transportation and aids to navigation businesses. The increase in revenues during 2022, compared to 2021, was due to organic revenue growth within both our HVAC and Detection and Measurement reportable segments and the impact of the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and the ITL acquisition in 2022. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products associated with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to strong order trends for our short-cycled businesses and execution of large projects within the transportation, communication technologies, and aids to navigation businesses.

For 2023, operating income totaled $221.9, compared to $51.0 in 2022 (and $73.7 in 2021). The increase in operating income in 2023, compared to 2022, was due primarily to (i) higher income for both our HVAC and Detection and Measurement reportable segments of $103.6, (ii) the loss on the Asbestos Portfolio Sale of $73.9 incurred in 2022, and (iii) lower corporate expense of $10.2 primarily related to higher costs incurred on strategic and transformational initiatives executed during 2022, primarily related to the Asbestos Portfolio Sale, as well as expenses incurred in connection with asbestos-related matters during 2022, prior to the Asbestos Portfolio Sale. The impact of these factors was partially offset by increases in (i) employee compensation, including increases in short-term incentive compensation expense, (ii) intangible asset amortization expense of $15.4, (iii) acquisition-related and other integration costs resulting from the acquisitions of TAMCO and ASPEQ, and (iv) a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. The increase in income for our HVAC reportable segment was primarily due to the organic revenue growth mentioned above and greater absorption of manufacturing costs resulting from higher volumes and more stable labor and supply chain environments, as well as the income associated with the TAMCO and ASPEQ acquisitions. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above. The decrease in operating income in 2022, compared to 2021, was due primarily to the loss on the Asbestos Portfolio Sale of $73.9, partially offset by an increase in income within our HVAC and Detection and Measurement reportable segments of $49.0 associated with the increase in revenue noted above.

Operating cash flows from continuing operations totaled $243.8 in 2023, compared to operating cash flows used in continuing operations of $115.2 in 2022 and operating cash flows from continuing operations of $131.2 in 2021. The increase in cash flows from operating activities was due primarily to (i) the increase in income during the period discussed above, (ii) cash contributed during 2022 to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale, (iii) a reduction in the level of elevated purchases of raw materials and components during 2023, primarily within our HVAC reportable segment, due to a more stable supply chain environment, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (v) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale in 2022, of $15.3, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our consolidated financial statements for additional details). The decrease in operating cash flows from continuing operations in 2022, compared to 2021, was due primarily to (i) a cash contribution of $138.8 associated with funding the Asbestos Portfolio Sale; (ii) income tax payments, net of refunds, of $59.6 (compared to income tax refunds, net of tax payments, of $5.5 during the year ended December 31, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (iii) elevated purchases of inventory components in order to manage the potential risk associated with the then-existing supply chain environment; (iv) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contractual milestones that can impact cash receipts from period to period; (v) net payments for asbestos-related matters of $15.3 (compared to net recoveries of $0.3 during the year ended December 31, 2021); and (vi) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

Additional details on certain matters noted above as well as significant items impacting the financial results for 2023, 2022, and 2021 are as follows:
2023:
•On April 3, 2023, we completed the acquisition of TAMCO
◦The purchase price for TAMCO was $125.5, inclusive of an adjustment of $0.2 paid during 2023 related to acquired working capital, and net of cash acquired of $1.0.
◦The post-acquisition operating results of TAMCO are included within our HVAC reportable segment.

•On June 2, 2023, we completed the acquisition of ASPEQ
◦The purchase price for ASPEQ was $421.5, net of (i) an adjustment to the purchase price of $0.3 related to acquired working capital and (ii) cash acquired of $0.9.
◦The post-acquisition operating results of ASPEQ are included within our HVAC reportable segment.

•Incremental Term Loan
◦On April 21, 2023, we amended and restated our senior credit agreement (the “Credit Agreement”).
◦The amendment provided for an additional senior secured term loan in the aggregate amount of $300.0, which was borrowed during the second quarter of 2023.
◦The funds from the additional term loan (“Incremental Term Loan”) were used to partially fund the acquisition of ASPEQ.
◦See Note 13 to our consolidated financial statements for additional details.

•Resolution of Claims with Prime Contractor of South Africa Power Projects
◦On September 5, 2023, SPX Technologies and DBT entered into an agreement with Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”) to affect the negotiated resolution of all claims between the parties with respect to DBT’s involvement in two large power projects in South Africa - Kusile and Medupi (the “Settlement Agreement”).
◦In connection with the Settlement Agreement, the Company incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Gain (loss) on disposition of discontinued operations, net of tax” for the year ended December 31, 2023. In addition, DBT made payments of $25.3 to MHI during the year ended December 31, 2023 in connection with the Settlement Agreement.
◦See Notes 4 and 15 to our consolidated financial statements for additional details.

•Actuarial Losses on Pension and Postretirement Plans
◦During 2023, we recorded actuarial losses of $11.3 in the fourth quarter in connection with the annual remeasurement of our pension and postretirement plans with such losses resulting primarily from decreases in discount rates.
◦See Notes 1 and 11 to our consolidated financial statements for additional details.

•Resolution of Dispute with Former Representative
◦During the fourth quarter of 2023 we recorded a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment.
◦See Note 15 to our consolidated financial statements for additional details.

2022:
•Transfer of Postretirement Life Insurance Benefit Obligation
◦On February 17, 2022, we transferred our obligation for life insurance benefits under our postretirement benefit plans to an insurance carrier for cash consideration paid of $10.0.
◦In connection with the transfer, we recorded a net charge of $0.3 to “Other income (expense), net.”
◦See Note 11 to our consolidated financial statements for additional details.

•On March 31, 2022, we completed the acquisition of ITL
◦The purchase price for ITL was $40.4, net of (i) an adjustment to the purchase price received during 2022 of $1.4 related to acquired working capital and (ii) cash acquired of $1.1.
◦The post-acquisition operating results of ITL are included within our Detection and Measurement reportable segment.

•Amendment of Senior Credit Agreement
◦On August 12, 2022, we amended and restated our then-existing credit agreement.
◦The then-existing credit agreement provided for committed senior secured financing with an aggregate amount of $770.0, with a final maturity of August 12, 2027.
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

2021:
•On April 19, 2021, we completed the acquisition of Sealite
◦The purchase price for Sealite was $80.3, net of cash acquired of $2.3.
◦The post-acquisition operating results of Sealite are reflected within our Detection and Measurement reportable segment.

•On August 2, 2021, we completed the acquisition of ECS
◦The purchase price for ECS was $39.4, net of cash acquired of $5.1.
◦The seller was eligible for additional cash consideration of up to $16.0, upon achievement of certain financial performance milestones.
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
▪The financial performance milestones were not achieved and, thus, as of December 31, 2023 and 2022, the estimated fair value/liability related to the contingent consideration was $0.0.
◦The post-acquisition operating results of ECS are included within our Detection and Measurement reportable segment.

•On December 15, 2021, we completed the acquisition of Cincinnati Fan
◦The purchase price for Cincinnati Fan was $145.2, net of (i) an adjustment to the purchase price received during 2022 of $0.4 related to acquired working capital and (ii) cash acquired of $2.5.
◦The post-acquisition operating results of Cincinnati Fan are included within our HVAC reportable segment.

•On October 1, 2021, we completed the sale of Transformer Solutions
◦Transformer Solutions is included in discontinued operations for all periods presented.
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
•As the rulings were subject to further arbitration, such amounts were not reflected in our consolidated statements of operations prior to the Settlement Agreement.
▪In May 2021, and in connection with certain claims made by MHI, MHI made a demand and received payment of South African Rand 178.7 (or $12.5 at the time of payment) on bonds issued by a bank.
•Under the terms of the bonds and our senior credit agreement, we were required to fund the payment.
•DBT denied liability for these claims and believed it was legally entitled reimbursement of the amounts demanded.
•On October 11, 2022, a dispute adjudication panel ruled MHI drew (in both the May 2021 and September 2020 bond draws) on amounts in excess of the bond values stipulated in the contracts and was required to refund DBT South African Rand 90.8 (or $5.3) of the previously demanded amounts, plus interest of South African Rand 12.5 (or $0.7). MHI paid these amounts on October 14, 2022.
•The remaining amounts related to the May 2021 and September 2020 bond draws, prior to the impact of the Settlement Agreement, are reflected within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2022.
◦In the fourth quarter of 2021, we completed the wind-down of DBT
▪The wind-down was a culmination of a strategic shift away from the power generation markets.
▪As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented.
◦All of the above matters, among other claims, were resolved by the Settlement Agreement.

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

•ULC Robotics (“ULC”) Contingent Consideration, Indefinite-Lived Intangible Assets, and Goodwill:
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
◦As such, we tested ULC’s indefinite-lived intangible assets and goodwill for impairment during the third quarter of 2021.
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

•Sensors & Software Contingent Consideration:
◦The seller of Sensors & Software was eligible for additional cash consideration of up to $3.8, upon achievement of certain financial performance milestones.
◦During the fourth quarter of 2021, we concluded that certain of the financial performance milestones associated with the Sensors & Software contingent consideration had been achieved.
◦As a result, we recorded an additional charge of $0.6 to “Other operating (income) expense, net.”

◦The contingent consideration of $1.3 was paid during 2022 and is reflected within cash flows from financing activities in our consolidated statement of cash flows for the year ended December 31, 2022.
Results of Continuing Operations
Cyclicality of End Markets, Seasonality and Competition — The financial results of our businesses closely follow changes in the industries in which they operate and end markets in which they serve. In addition, certain of our businesses have seasonal fluctuations. For example, certain of our heating products businesses tend to be stronger in the third and fourth quarters, as customer buying habits are driven largely by seasonal weather patterns. In aggregate, our businesses generally tend to be stronger in the second half of the year.
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
The following table provides selected financial information for the years ended December 31, 2023, 2022, and 2021, including the reconciliation of organic revenue increase to net revenue increase:

	Year ended December 31,			2023 vs	2022 vs
	2023	2022	2021	2022%	2021%
Revenues	$1,741.2	$1,460.9	$1,219.5	19.2%	19.8%
Gross profit	670.0	523.9	431.8	27.9	21.3
% of revenues	38.5%	35.9%	35.4%
Selling, general and administrative expense	394.4	355.7	309.6	10.9	14.9
% of revenues	22.7%	24.3%	25.4%
Intangible amortization	43.9	28.5	21.6	54.0	31.9
Impairment of goodwill and intangible assets	—	13.4	30.0	*	*
Special charges, net	0.8	0.4	1.0	100.0	(60.0)
Other operating (income) expense, net	9.0	74.9	(4.1)	*	*
Other income (expense), net	(10.1)	(15.2)	9.0	*	*
Interest expense, net	(25.5)	(7.6)	(12.6)	235.5	(39.7)
Loss on amendment/refinancing of senior credit agreement	—	(1.1)	(0.2)	*	*
Income from continuing operations before income taxes	186.3	27.1	69.9	587.5	(61.2)
Income tax provision	(41.6)	(7.3)	(10.9)	*	*
Income from continuing operations	144.7	19.8	59.0	630.8	(66.4)
Components of consolidated revenue increase:
Organic				12.2	11.8
Foreign currency				0.1	(1.7)
Acquisitions				6.9	9.7
Net revenue increase				19.2	19.8
___________________________________________________________________
*    Not meaningful for comparison purposes.

Revenues — For 2023, the increase in revenues, compared to 2022, was due to the impact of organic revenue growth within the HVAC and Detection and Measurement reportable segments and, to a lesser extent, the impact of the TAMCO and ASPEQ acquisitions. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with both volume and price increases. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher volumes of large projects within the communication technologies, transportation and aids to navigation businesses.

For 2022, the increase in revenues, compared to 2021, was due to organic revenue growth within both our HVAC and Detection and Measurement reportable segments and the impact of the Sealite, ECS and Cincinnati Fan acquisitions in 2021 and the ITL acquisition in 2022. The increase in organic revenue within the HVAC reportable segment was driven by increased sales of heating and cooling products associated with price increases and, to a lesser extent, volume increases. Organic growth within the Detection and Measurement reportable segment was due to strong order trends for our short-cycled businesses and execution of large projects within the transportation, communication technologies, and aids to navigation businesses.

Gross Profit — For 2023, the increase in gross profit as a percentage of revenues, compared to 2022, was due primarily to the increase in revenues noted above and greater absorption of manufacturing costs as a result of higher volumes. The higher volumes were aided by improved operational execution resulting from investments in plant automation and more stable labor and supply chain environments, particularly within our HVAC reportable segment. The resulting favorable impact on gross profit as a percentage of revenue was partially offset by less favorable sales mix within our Detection and Measurement reportable segment.

For 2022, the increase gross profit and gross profit as a percentage of revenues, compared to 2021, was due primarily to the increase in revenues noted above, including revenue increases associated with higher-margin large projects within our communication technologies and aids to navigation businesses.

Selling, General and Administrative (“SG&A”) Expense — For 2023, the increase in SG&A expense, compared to 2022, was due primarily to (i) higher employee compensation, inclusive of increases in short-term incentive compensation expense, (ii) increases in sales incentive plan expense driven by the higher revenues mentioned above, (iii) acquisition-related costs and incremental SG&A expenses associated with the acquired TAMCO and ASPEQ businesses, and (iv) higher travel expense. These increases were partially offset by (i) lower costs related to various strategic and transformational initiatives during 2023, as 2022 included spend related to the Asbestos Portfolio Sale, and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale.

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

Intangible Amortization — For 2023, the increase in intangible amortization, compared to 2022, was primarily due to incremental intangible amortization related to backlog and other intangible assets associated with the TAMCO and ASPEQ acquisitions. In addition, 2023 included a full year's amortization related to the ITL acquisition, compared to nine months in the 2022 period.

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

Special Charges, Net — Special charges, net, relate primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 8 to our consolidated financial statements for the details of actions taken in 2023, 2022, and 2021. The components of special charges, net, are as follows:

	Year ended December 31,
	2023	2022	2021
Employee termination costs	$0.8	$0.1	$1.0
Non-cash asset write-downs	—	0.3	—
Total	$0.8	$0.4	$1.0
Other Operating (Income) Expense, Net — During 2023, we recorded a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. See Note 15 to the consolidated financial statements for additional details.

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

Other Income (Expense), Net — Other expense, net, for 2023 was composed primarily of (i) pension and postretirement expense of $12.2 (including actuarial losses of $11.3), (ii) foreign currency transaction losses of $0.9, and (iii) environmental remediation charges of $0.9, partially offset by gains of (i) $3.6 related to a change in the estimated fair value of an equity security that we hold and (ii) $0.4 related to income derived from company-owned life insurance policies.

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

Interest Expense, Net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during 2023, compared to 2022, was the result of higher average debt balances and a higher average effective interest rate during 2023, with the higher average debt balances primarily resulting from borrowings in connection with the TAMCO and ASPEQ acquisitions.

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
Income Taxes — During 2023, we recorded an income tax provision of $41.6 on $186.3 of pre-tax income from continuing operations, resulting in an effective rate of 22.3%. The most significant items impacting the income tax provision during the year 2023 were (i) $2.3 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets, (ii) $1.8 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $1.1 of tax benefits related to revisions to liabilities for uncertain tax positions.

During 2022, we recorded an income tax provision of $7.3 on $27.1 of pre-tax income from continuing operations, resulting in an effective rate of 26.9%. The most significant item impacting the effective tax rate for 2022 was the $73.9 loss on the Asbestos Portfolio Sale, which generated a tax benefit of only $1.1. In addition, the 2022 effective income tax rate was also impacted by (i) a $4.7 tax benefit related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect to realize these deferred tax assets primarily due to the Holding Company Reorganization completed in 2022, (ii) $3.0 of tax benefits related to statute expirations and other revisions to liabilities for uncertain tax positions, and (iii) $1.7 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the year.

During 2021, we recorded an income tax provision of $10.9 on $69.9 of pre-tax income from continuing operations, resulting in an effective tax rate of 15.6%. The most significant items impacting the effective income tax rate for 2021 were (i) earnings in jurisdictions with lower statutory tax rates, (ii) $4.3 of income tax benefits related to various valuation allowance adjustments, primarily due to foreign tax credits for which the future realization is now considered likely, and (iii) a benefit of $3.5 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims, partially offset by $13.2 of income tax expense associated with global intangible low-taxed income created by the liquidation of various acquired entities.
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
As previously disclosed, DBT had asserted claims against the remaining prime contractor on two large projects, MHI, of approximately South African Rand 1,000.0 (or $54.4) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $153.2), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that had occurred or may have occurred in connection with these claims. Although we have experienced success in enforcing and defending our rights through the dispute resolution process over the past few years (including the matters mentioned below), we have invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters.

On September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa. The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Gain (loss) on disposition of discontinued operations, net of tax” for the year ended December 31, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount received from MHI was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the year ended December 31, 2023. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to a prior arbitration hearing. Such amount received from MHI was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the year ended December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2023	2022	2021
Transformer Solutions
Income (loss) from discontinued operations (1)	$—	$(0.6)	$454.9
Income tax (provision) benefit (2)	—	0.9	(51.8)
Income from discontinued operations, net	—	0.3	403.1

DBT
Loss from discontinued operations	(69.0)	(17.3)	(37.8)
Income tax benefit	15.3	2.1	2.7
Loss from discontinued operations, net (3)	(53.7)	(15.2)	(35.1)

All other (4)
Loss from discontinued operations	(1.3)	(6.4)	(7.9)
Income tax benefit	0.2	1.7	6.3
Loss from discontinued operations, net	(1.1)	(4.7)	(1.6)

Total
Income (loss) from discontinued operations	(70.3)	(24.3)	409.2
Income tax (provision) benefit	15.5	4.7	(42.8)
Income (loss) from discontinued operations, net	$(54.8)	$(19.6)	$366.4
________________________________________________

(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. Income for the year ended December 31, 2021 resulted primarily from the gain on sale of the business of $382.2, as well as the results of operations for the year.

(2) During the fourth quarter of 2021, we liquidated certain recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and an income tax benefit of $27.4 within discontinued operations.

(3) Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by the arbitration awards received, which are discussed above. Loss for the years ended December 31, 2022 and 2021 resulted primarily from legal costs incurred in connection with various dispute resolution matters prior to the Settlement Agreement. In addition, and as previously noted, the year ended December 31, 2021 includes a charge of $19.9 related to the write-off of historical translation amounts.

(4) Loss for the years ended December 31, 2023, 2022, and 2021 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions and, for the years ended December 31, 2022 and 2021, asbestos-related charges for businesses previously disposed of.
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
HVAC Reportable Segment

	Year Ended December 31,			2023 vs. 2022%	2022 vs. 2021%
	2023	2022	2021
Revenues	$1,122.3	$913.8	$752.1	22.8	21.5
Income	234.4	135.5	107.7	73.0	25.8
% of revenues	20.9%	14.8%	14.3%
Components of revenue increase:
Organic				12.2	12.3
Foreign currency				(0.2)	(0.8)
Acquisitions				10.8	10.0
Net revenue increase				22.8	21.5
Revenues — For 2023, the increase in revenues, compared to 2022, was due primarily to (i) organic revenue growth driven primarily by increased sales of cooling products and (ii) the impact of the TAMCO and ASPEQ acquisitions. The increase in organic revenue was associated with volume increases, primarily of cooling products, resulting from greater plant throughput and more stable labor and supply chain environments, and price increases.

For 2022, the increase in revenues, compared to 2021, was due to an increase in organic revenue within our heating businesses and, to a lesser extent, within our cooling businesses and the impact of the acquisition of Cincinnati Fan. The increase in organic revenue was due to increased pricing and, to a lesser extent, volume increases.

Income — For 2023, the increase in income, compared to 2022, was due primarily to the impact of the revenue growth mentioned above. For 2023, the increase in margin, compared to 2022, was due primarily to price increases and greater absorption of manufacturing costs as a result of higher volumes, as well as favorable sales mix primarily associated with acquisitions. The higher volumes were aided by improved operational execution across our heating and cooling businesses resulting from more stable labor and supply chain environments and facility-related investments.

For 2022, the increase in income, compared to 2021, was due primarily to the increase in revenues noted above, while the increase in margin was due primarily to a more favorable project/product sales mix in 2022.
Backlog — The segment had backlog of $306.1 and $243.1 as of December 31, 2023 and 2022, respectively. Backlog associated with TAMCO and ASPEQ totaled $30.6 as of December 31, 2023. Approximately 98% of the segment’s backlog as of December 31, 2023 is expected to be recognized as revenue during 2024.

Detection and Measurement Reportable Segment

	Year Ended December 31,			2023 vs. 2022%	2022 vs. 2021%
	2023	2022	2021
Revenues	$618.9	$547.1	$467.4	13.1	17.1
Income	118.8	114.1	92.9	4.1	22.8
% of revenues	19.2%	20.9%	19.9%
Components of revenue increase:
Organic				12.4	11.0
Foreign currency				0.3	(3.1)
Acquisitions				0.4	9.2
Net revenue increase				13.1	17.1
Revenues — For 2023, the increase in revenues, compared to 2022, was due primarily to organic revenue growth and, to a lesser extent, the full year impact of the ITL acquisition. The organic revenue growth was driven primarily by higher volumes of large projects within the communication technologies, transportation, and aids to navigation businesses.

For 2022, the increase in revenues, compared to 2021, was due to organic growth across all product lines and the impact of the acquisitions of Sealite, ECS, and ITL. The organic growth was driven by strong order trends for our short-cycled businesses and execution of large projects within our transportation, communication technologies, and aids to navigation businesses.

Income — For 2023, the increase in income, compared to 2022, was due primarily to the revenue growth mentioned above. For 2023, the decrease in margin, compared to 2022, was due primarily to a less favorable sales mix associated with our short-cycled businesses and certain of the large projects mentioned above, primarily within our communication technology business.

For 2022, the increase in income and margin, compared to 2021, was due primarily to the increase in revenues noted above, including revenue increases associated with higher-margin large projects within our communication technologies and aids to navigation businesses.
Backlog — The segment had backlog of $244.5 and $251.0 as of December 31, 2023 and 2022, respectively. Approximately 76% of the segment’s backlog as of December 31, 2023 is expected to be recognized as revenue during 2024.
Corporate Expense and Other Expense

	Year Ended December 31,			2023 vs. 2022%	2022 vs. 2021%
	2023	2022	2021
Total consolidated revenues	$1,741.2	$1,460.9	$1,219.5	19.2	19.8
Corporate expense	58.4	68.6	60.5	(14.9)	13.4
% of revenues	3.4%	4.7%	5.0%
Long-term incentive compensation expense	13.4	10.9	12.8	22.9	(14.8)

Corporate Expense — Corporate expense generally relates to the operating cost associated with our Charlotte, NC corporate headquarters. The decrease in corporate expense during 2023, compared to 2022, was due primarily to (i) higher costs related to various strategic and transformational initiatives, including the Asbestos Portfolio Sale, during 2022 and (ii) expenses in connection with asbestos-related matters incurred during 2022 prior to the Asbestos Portfolio Sale, partially offset by higher short-term incentive compensation and higher acquisition-related and other integration costs primarily associated with the TAMCO and ASPEQ acquisitions.

The increase in corporate expense during 2022, compared to 2021, was due primarily to increased costs associated with various strategic and transformational initiatives, including the Asbestos Portfolio Sale, and higher short-term incentive compensation in 2022.

Long-Term Incentive Compensation Expense —  Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes. The increase in long-term incentive compensation expense in 2023, compared to 2022, was due primarily to the impact of forfeitures resulting from various participant resignations during 2022.

The decrease in long-term incentive compensation in 2022, compared to 2021, was due primarily to the impact of forfeitures resulting from various participant resignations during 2022.

See Note 16 to our consolidated financial statements for further details on our long-term incentive compensation plans.
Liquidity and Financial Condition
Cash Flows
Listed below are the cash flows from (used in) operating, investing and financing activities, and discontinued operations, as well as the net change in cash and equivalents for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Continuing operations:
Cash flows from (used in) operating activities	$243.8	$(115.2)	$131.2
Cash flows used in investing activities	(570.2)	(52.2)	(306.0)
Cash flows from (used in) financing activities	309.6	(39.9)	(167.8)
Cash flows from (used in) discontinued operations	(35.3)	(34.5)	663.7
Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	2.9	6.6
Net change in cash and equivalents	$(52.2)	$(238.9)	$327.7
2023 Compared to 2022

Operating Activities - The increase in cash flows from operating activities of continuing operations during the year ended December 31, 2023, compared to 2022, was due primarily to (i) the increase in income during the period discussed previously, (ii) cash contributed during 2022 to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale, (iii) a reduction in the level of elevated purchases of raw materials and components, primarily within our HVAC reportable segment, during 2023, due to a more stable supply chain environment, (iv) working capital improvements at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (v) net payments for asbestos-related matters made prior to the Asbestos Portfolio Sale in 2022, of $15.3, and (vi) a cash payment of $10.0 during the first half of 2022 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier (see Note 11 to our consolidated financial statements for additional details).

Investing Activities - Cash flows used in investing activities of continuing operations for the year ended December 31, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.0 and capital expenditures of $23.9, partially offset by net proceeds from company-owned life insurance policies of $0.7. Cash flows used in investing activities of continuing operations for the year ended December 31, 2022 were comprised of cash utilized in the acquisition of ITL of $41.8 and capital expenditures of $15.9, partially offset by net proceeds from company-owned life insurance policies of $3.7 and $1.8 received upon agreement with the sellers on acquired working capital balances associated with the Cincinnati Fan and ITL acquisitions.

Financing Activities - Cash flows from financing activities of continuing operations for the year ended December 31, 2023 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $296.6 and $16.0, respectively, primarily in connection with the TAMCO and ASPEQ acquisitions. These borrowings were partially offset by minimum tax withholdings paid on behalf of employees on long-term incentive awards, net of proceeds from options exercised, of $1.3, and fees paid in connection with the Incremental Term Loan of $1.3. Net repayments under our other various debt instruments totaled $0.4. Cash flows used in financing activities of continuing operations for the year ended December 31, 2022 were comprised primarily of repurchases of common stock of $33.7, minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $3.5, and contingent consideration of $1.3 paid in relation to the Sensors & Software acquisition. Additionally, prior to the August 12, 2022 amendment of our Credit Agreement, we made scheduled repayments under our then-existing term loan of $6.3 and in connection with entering the Credit Agreement, we received $245.0 under our new term loan and (i) repaid the remaining balance under the then-existing term loan of $237.4 and (ii) paid fees in connection with the refinancing of $1.9. Net repayments under our various other debt instruments totaled $0.8.

Discontinued Operations - Cash flows used in discontinued operations for the year ended December 31, 2023 relate primarily to (i) cash payments of $25.3 made by DBT to MHI during the third quarter of 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, partially offset by the recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8. Refer to Notes 4 and 15 to the consolidated financial statements for additional details related to the Settlement Agreement. Cash flows used in discontinued operations for the year ended December 31, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Note 15 to the consolidated financial statements for additional details), (ii) disbursements related to asbestos product liability matters made prior to the Asbestos Portfolio Sale, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2023 and 2022.

2022 Compared to 2021

Operating Activities - The decrease in cash flows from operating activities, compared to 2021, was due primarily to (i) a cash contribution to the divested subsidiaries of $138.8 in connection with the Asbestos Portfolio Sale; (ii) income tax payments, net of refunds, of $59.6 (compared to income tax refunds, net of tax payments, of $5.5 during the year ended December 31, 2021), with a significant portion of the 2022 payments related to the gain on sale of Transformer Solutions; (iii) elevated purchases of inventory components in order to manage the potential risk associated with the then-existing supply chain environment; (iv) decreases in cash flows at certain of our project-related businesses, as cash receipts for these businesses are often subject to contractual milestones that can impact cash receipts from period to period; (v) net payments for asbestos-related matters of $15.3 (compared to net recoveries of $0.3 during the year ended December 31, 2021); and (vi) cash payments of $10.0 in connection with the transfer of our postretirement life insurance benefit obligation to an insurance carrier.

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

Financing Activities - Cash flows used in financing activities during 2022 were comprised primarily of repurchases of common stock of $33.7, minimum tax withholdings paid on behalf of employees on net-share settlements of long-term incentive awards, net of proceeds from options exercised, of $3.5, and contingent consideration of $1.3 paid in relation to the Sensors & Software acquisition. Additionally, prior to the August 12, 2022 amendment of our Credit Agreement, we made scheduled repayments under our then-existing term loan of $6.3 and in connection with entering the Credit Agreement, we received $245.0 under our new term loan and (i) repaid the remaining balance under the then-existing term loan of $237.4 and (ii) paid fees in connection with the refinancing of $1.9. Net repayments under our various other debt instruments totaled $0.8. Cash flows used in financing activities during 2021 were comprised primarily of net repayments on various debt instruments of $164.5.

Discontinued Operations - Cash flows used in discontinued operations during 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa prior to the Settlement Agreement, (ii) disbursements related to asbestos product liability matters made prior to the Asbestos Portfolio Sale, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0. Cash flows from discontinued operations for 2021 related primarily to proceeds received in connection with the sale of Transformer Solutions of $620.6. In addition, cash flows from discontinued operations included cash flows from operations generated by Transformer Solutions, partially offset by cash flows used in DBT's operations and disbursements related to liabilities retained in connection with other dispositions.

Change in Cash and Equivalents Due to Changes in Foreign Currency Exchange Rates - Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during 2022 and 2021.

Borrowings
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2023:

	December 31, 2022	Borrowings	Repayments	Other (6)	December 31, 2023
Revolving loans (1)	$—	$569.1	$(569.1)	$—	$—
Term loans (2)(3)	244.3	300.0	(3.4)	(1.0)	539.9
Trade receivables financing arrangement (4)	—	178.0	(162.0)	—	16.0
Other indebtedness (5)	2.5	0.3	(0.7)	0.3	2.4
Total debt	246.8	$1,047.4	$(735.2)	$(0.7)	558.3
Less: short-term debt	1.8				17.9
Less: current maturities of long-term debt	2.0				17.3
Total long-term debt	$243.0				$523.1
_____________________________________________________________

(1)The revolving loan facility was utilized as the initial funding mechanism for the TAMCO and ASPEQ acquisitions and was repaid with the funds borrowed on the Incremental Term Loan (see additional discussion below) and cash generated from operations.

(2)As noted below, we amended our senior credit agreement on April 21, 2023, with the amendment making available an incremental term loan facility (“Incremental Term Loan”) in the amount of $300.0. The proceeds from the Incremental Term Loan were primarily used to fund the acquisition of ASPEQ.

(3)The term loans are repayable in quarterly installments equal to 0.625% of the initial term loan balances of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.7 and $0.7 at December 31, 2023 and December 31, 2022, respectively.

(4)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2023, we had $44.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $16.0.
(5)Primarily includes balances under a purchase card program of $1.9 and $1.8 and finance lease obligations of $0.5 and $0.7 at December 31, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the impact of amortization of debt issuance costs associated with the term loans. During the second quarter of 2023 we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2023 are $17.3, $27.4, $27.4, $470.0, and $0.0, respectively.
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

The credit facilities (the “Senior Credit Facilities”) under the Credit Agreement consist of the following at December 31, 2023 (each with a final maturity of August 12, 2027):

•Term loan facilities in an aggregate principal amount of $545.0 ($245.0 and $300.0 related to our original term loan and the Incremental Term Loan, respectively);

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
At December 31, 2023, we had $489.2 of available borrowing capacity under our revolving credit facilities, after giving effect to $10.8 reserved for outstanding letters of credit. In addition, at December 31, 2023, we had $13.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $11.6 reserved for outstanding letters of credit.
At December 31, 2023, we were in compliance with all covenants of our Credit Agreement.
Refer to Note 13 to the consolidated financial statements for additional details of the Credit Agreement, including details of covenants, applicable interest rate margins and fees.

On February 7, 2024, we completed the acquisition of Ingénia. We purchased Ingénia for net cash consideration of CAD 398.8 (or $295.7 at the time of payment) which was funded through borrowings on our revolving credit facilities under our Credit Agreement. Refer to Note 18 to the consolidated financial statements for additional information.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2023 and 2022, the participating businesses had $1.9 and $1.8, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $60.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $60.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain uncommitted line of credit facilities in China and South Africa available to fund operations in these regions, when necessary, and at the discretion of the lender. At December 31, 2023, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. The Company has the ability to monetize its investment in the COLI policies as an additional source of liquidity. At December 31, 2023, the Company had not monetized any of its existing COLI policies’ cash surrender value. See Note 1 to the consolidated financial statements for additional information.
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

As of December 31, 2023, there was no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our Senior Credit Facilities. Similarly, there was no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risk.

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
In 2020 we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $218.8, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated, and are accounting for, the Swaps as cash flow hedges.
In connection with an August 2022 amendment of the Credit Agreement, the Swaps were amended to be based on SOFR as opposed to the London Interbank Offered Rate (“LIBOR”). We applied the optional expedients per Accounting Standards Update (“ASU”) No. 2020-04, No. 2021-01, and No. 2022-06 and, thus, continue to designate and account for our interest rate swap agreements as cash flow hedges. As of December 31, 2023 and 2022, the unrealized gain, net of tax, recorded in Accumulated Other Comprehensive Income (“AOCI”) was $5.7 and $11.0, respectively. In addition, the fair value of our interest rate swap agreements was $7.5 (with $7.5 recorded as a current asset) as of December 31, 2023, and $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense when the forecasted transaction impacts earnings.
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

We had FX forward contracts with an aggregate notional amount of $9.4 and $6.9 outstanding as of December 31, 2023 and 2022, respectively, with all of the $9.4 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2023 and 2022.
In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.3, which is included within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2023, all of which are scheduled to mature within one year. Refer to Note 4 to the consolidated financial statements for additional details.
Commodity Contracts
For our Transformer Solutions business, we historically entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. As discussed in Note 1 to our consolidated financial statements, on October 1, 2021, we completed the sale of Transformer Solutions, which has been presented within discontinued operations. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, and interest rate swaps and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
Cash and Other Commitments
Balances under the Credit Agreement are payable in full on August 12, 2027. Our term loans are repayable in quarterly installments equal to 0.625% of the initial term loan balances of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balance is payable in full on August 12, 2027.
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2023, we had $43.6 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2023 totaled $23.9, compared to $15.9 and $9.6 in 2022 and 2021, respectively. Capital expenditures in 2023 related primarily to upgrades to manufacturing facilities, including replacement of equipment. We expect 2024 capital expenditures to approximate $35.0 to $45.0, with a significant portion related to upgrades to existing, and expansion into new, manufacturing facilities.
In 2023, we made contributions and direct benefit payments of $11.2 to our defined benefit pension and postretirement benefit plans. We expect to make $10.5 of minimum required funding contributions and direct benefit payments in 2024. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. Our pension fund assets had returns of approximately 6.0% in 2023. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, both from continuing and discontinued operations, net income tax refunds (payments) totaled $(58.4), $(59.6), and $5.5 in 2023, 2022, and 2021, respectively. In 2023, we made payments of $59.9 associated with the actual and estimated tax liability for federal, state and foreign tax obligations and received refunds of $1.5. The amount of income taxes that we receive or pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year-to-year.
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
Off-Balance Sheet Arrangements
As of December 31, 2023, except as discussed in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments other than the following: (i) $26.1 of certain standby letters of credit outstanding, all of which relate to self-insurance or environmental matters and $10.8 of which reduce the available borrowing capacity on our domestic revolving credit facility, (ii) $11.6 of letters of credit outstanding, all of which reduce the available borrowing capacity on our foreign trade facilities, and (iii) $81.6 of surety bonds.

Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2023:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Long-term debt obligations	$542.1	$17.3	$54.8	$470.0	$—
Pension and postretirement benefit plan contributions and payments(1)	184.5	10.5	28.5	29.9	115.6
Purchase and other contractual obligations(2)	223.6	204.8	18.8	—	—
Future minimum operating lease payments(3)	43.6	12.4	13.9	10.3	7.0
Interest payments(4)	129.4	36.9	68.7	23.8	—
Total contractual cash obligations(5)	$1,123.2	$281.9	$184.7	$534.0	$122.6
____________________________
(1)Estimated minimum required pension funding and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), and health care cost trend rates. The expected pension contributions for the U.S. plans in 2024 and thereafter reflect the minimum required contributions under the Pension Protection Act of 2006 and the Worker, Retiree, and Employer Recovery Act of 2008. These contributions do not reflect potential voluntary contributions, or additional contributions that may be required in connection with acquisitions, dispositions or related plan mergers. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(2)Represents contractual commitments to purchase goods and services at specified dates and DBT's remaining obligation under the Settlement Agreement.
(3)Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.
(4)Represents interest payments exclusive of the impact of our interest rate swap agreements.
(5)Contingent obligations, such as environmental accruals and those relating to uncertain tax positions generally do not have specific payment dates and accordingly have been excluded from the above table. We believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease up to $1.0. In addition, the above table does not include potential payments under our derivative financial instruments.
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
Acquisition Accounting

We regularly review and negotiate potential acquisitions in the ordinary course of business, some of which are or may be material. The acquired assets and liabilities are recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair value of certain assets and liabilities are completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP.

These fair market value assessments require judgments and estimates that can be affected by various factors over time, which may cause final amounts to be materially adjusted from original estimates in subsequent periods. The significant judgments include (i) the estimation of future cash flows, which are dependent on forecasts, (ii) the estimation of a long-term rate of growth, (iii) the estimation of the useful life of the assets, and (iv) the determination of a risk-adjusted weighted average cost of capital. When appropriate, our estimates of the acquired fair values include assistance from an independent third-party.
Inventories, long-lived assets (primarily property, plant and equipment), goodwill, and intangible assets generally represent the largest components of our acquisitions. In addition, we also acquire other categories of assets and liabilities which can include, but are not limited to, accounts receivable, accounts payable and other working capital. Due to their short-term nature, the fair values of these assets and liabilities generally approximate the carrying values reflected on the acquired balance sheet. However, when appropriate, we adjust these carrying values for factors such as collectability, existence, and consistency with Company accounting policies. We record the excess of consideration transferred over the fair value of the identifiable net assets acquired as goodwill.

The primary identifiable intangible assets that we acquire typically consist of customer relationships, indefinite-lived and definite-lived trademarks, technology, and backlog. We record trademarks at a fair value equal to the present value of the hypothetical or potential royalty income attributable to it. The royalty income attributable to a trademark represents the hypothetical cost savings that are derived from owning the trademark instead of paying royalties to license the trademark. Inventories acquired in the transaction are recorded at fair value, which approximates a market participant’s estimated selling price adjusted for (i) costs to complete, (ii) costs to sell, and (iii) a reasonable profit allowance to the seller for costs incurred.
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
As indicated in Note 10 to the consolidated financial statements, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset recorded to “Other operating (income) expense, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s goodwill and indefinite-lived intangible assets. As such, we performed quantitative analyses on ULC’s goodwill and indefinite-lived intangible assets for impairment during the third quarter of 2021. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $24.3 during the third quarter, with $23.3 related to goodwill and the remainder to trademarks. In connection with our annual impairment analyses of ULC’s goodwill and indefinite-lived intangibles during the fourth quarters of 2022 and 2021, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded impairment charges of $12.9 ($12.0 related to goodwill, which represented all of ULC’s goodwill prior to impairment, and $0.9 related to trademarks) and $5.2 ($4.9 related to goodwill and $0.3 related to trademarks) during the fourth quarters of 2022 and 2021, respectively.

During the fourth quarter of 2023, we performed a quantitative analysis on the goodwill of our Engineered Air Movement (“EAM”) reporting unit (the aggregation of our Cincinnati Fan and TAMCO businesses). The EAM analysis indicated that the fair value of its net assets exceeded the related carrying value by approximately 30%. A change in assumptions used in EAM's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If EAM is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2023, EAM’s goodwill totaled $106.7. In addition to EAM, the fair value of the assets related to the ASPEQ acquisition approximate their carrying value. If ASPEQ is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related its goodwill or indefinite-lived intangible assets. As of December 31, 2023, ASPEQ's goodwill and indefinite-lived intangible assets totaled $191.1 and $51.5, respectively.
We perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses, which is prepared in the fourth quarter of each year. In connection with the annual impairment testing of our trademarks during the fourth quarters of 2023, 2022, and 2021, we recorded impairment charges of $0.0, $1.4 (including $0.9 related to ULC as noted above), and $0.8 (including $0.3 related to ULC as noted above), respectively.
See Note 10 to our consolidated financial statements for additional details.
Contingent Liabilities
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property and competitive claims), environmental matters, product liability matters (which, prior to the Asbestos Portfolio Sale, were predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.9 and $39.5 at December 31, 2023 and 2022, respectively. Of these amounts, $29.4 and $30.8 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2023 and 2022, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealings in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded to “Other operating (income) expense, net” within the consolidated statement of operations for the year ended December 31, 2023.

Asbestos Matters

As indicated in Note 1 to our consolidated financial statements, we completed the Asbestos Portfolio Sale on November 1, 2022, which resulted in the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. During the years ended December 31, 2022 and 2021, our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $31.6, and

$53.9, were $20.1 and $(0.3), respectively. The year ended December 31, 2021 included insurance proceeds of $15.0 associated with the settlement of an asbestos insurance coverage matter.

During the years ended December 31, 2022 and 2021, we recorded charges of $24.2 and $51.2, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8 and $48.6 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2022 and 2021, respectively, and $5.4 and $2.6, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”

Large Power Projects in South Africa

Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. Since substantial completion of the works, DBT’s remaining responsibilities related largely to resolution of various claims, primarily between itself and MHI, the remaining prime contractor. As noted below, SPX and DBT entered into a Settlement Agreement with MHI during the third quarter of 2023. Prior to the Settlement Agreement, DBT had asserted claims against MHI of approximately South African Rand 1,000.0 (or $54.4) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $153.2), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may have occurred in connection with these claims. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including favorable arbitration rulings during 2023 related to awards for (i) costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) during the first quarter of 2023 and (ii) recovery of legal costs related to arbitration proceedings of $6.8 during the second quarter of 2023, with such amounts recorded within “Gain (loss) on disposition of discontinued operations, net of tax.”

Resolution of Remaining Prime Contractor Claims - We have invested, and would have continued to invest, significant management and financial resources to defend and pursue the above matters. On September 5, 2023, SPX Technologies and DBT entered into the Settlement Agreement with MHI to affect the negotiated resolution of all outstanding claims between the parties with respect to the large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 4 to the consolidated financial statements for additional details.

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
On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration linked to certain operating performance milestones totaling $15.0. If successful with their claim, the plaintiff is also eligible to recover prejudgment interest and attorney's fees. We have defenses against the claim and, thus, while we do not believe we have a probable loss associated with the claim, it is reasonably possible we may incur a loss associated with it.
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

The revenue for these long-term contracts is recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such a contract at completion. In 2023, 2022, and 2021 we recognized $173.2, $167.8 and $142.4, respectively, of revenues under such method. We record any provision for estimated losses on uncompleted long-term contracts in the period which the losses are determined.

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
Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to volatility in the credit markets.
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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. This rate is the yield on high-quality fixed income investments at the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. Including the effects of recognizing actuarial gains and losses into earnings as described above, a 50 basis point decrease in the discount rate for our domestic plans would have increased our 2023 pension expense by approximately $10.0, and a 50 basis point increase in the discount rate would have decreased our 2023 pension expense by approximately $9.1.
The trend in healthcare costs is difficult to estimate, and it can significantly impact our postretirement liabilities and costs. The healthcare cost trend rate for 2023, which is the weighted-average annual projected rate of increase in the per capita cost of covered benefits, is 6.8%. This rate is assumed to decrease to 5.0% by 2031 and then remain at that level.
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
The following table provides information, as of December 31, 2023, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date
	2024	2025	2026	2027	Thereafter	Total	Fair Value
Senior Credit Facilities	$17.0	$27.3	$27.3	$470.0	$—	$541.6	$541.6
Average interest rate						6.9%
At December 31, 2023, we had swaps with a notional amount of $218.8 that cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. The fair value of these swaps was $7.5 at December 31, 2023, recorded as a current asset.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, other operational cash requirements and required debt service obligations.
From time to time, we enter into FX forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. We had FX forward contracts with an aggregate notional amount of $35.6 at December 31, 2023, all of which are scheduled to mature within one year. The fair value of our FX forward contracts was $1.3 at December 31, 2023.

ITEM 8. Financial Statements And Supplementary Data

SPX Technologies, Inc. and Subsidiaries
Index To Consolidated Financial Statements
December 31, 2023
All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of SPX Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions – ASPEQ Heating Group and T. A. Morrison & Co. Inc. – Customer Relationships, Technology, & Trademarks — Refer to Notes 1, 4, and 10 to the financial statements

Critical Audit Matter Description
The assets acquired and liabilities assumed in the T.A. Morrison & Co. Inc. (“TAMCO”) and ASPEQ Heating Group (“ASPEQ”) transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations, primarily for the final assessment and valuation of acquired intangible assets, including customer relationships of $60.4 for TAMCO, customer relationships of $142.3 for ASPEQ, trademarks of $51.5 for ASPEQ, and technology of $47.8 for ASPEQ.
We identified the aforementioned intangible assets for the TAMCO and ASPEQ acquisitions as a critical audit matter because of the significant estimates and assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's forecast of future cash flows, the selection of the discount rate for the customer relationships, trademarks, and technology, and the selection of the royalty rate for the trademarks and technology.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s future cash flow forecasts and the selection of the discount rates and royalty rates included the following, among others:
•We tested the design and operating effectiveness of controls over management’s purchase price allocation procedures, including controls over forecasts of future cash flows based on estimates of revenue growth rates, profit margins and the determinations of the discount rates, as well as the determination of royalty rates for trademarks and technology.
•We evaluated management’s ability to accurately forecast projected revenue growth rates and profit margins by comparing actual results to management’s acquisition date forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
–Historical results
–Third-party economic research, industry performance, and peer company performance
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the discount rates, and the royalty rates by performing certain procedures, that included:
–Evaluating whether the fair value models being used are appropriate considering the acquired entity’s circumstances and valuation methodology employed
–Testing the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2024
We have served as the Company’s auditor since 2002.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenues	$1,741.2	$1,460.9	$1,219.5
Costs and expenses:
Cost of products sold	1,071.2	937.0	787.7
Selling, general and administrative	394.4	355.7	309.6
Intangible amortization	43.9	28.5	21.6
Impairment of goodwill and intangible assets	—	13.4	30.0
Special charges, net	0.8	0.4	1.0
Other operating (income) expense, net	9.0	74.9	(4.1)
Operating income	221.9	51.0	73.7
Other income (expense), net	(10.1)	(15.2)	9.0
Interest expense	(27.2)	(9.3)	(13.1)
Interest income	1.7	1.7	0.5
Loss on amendment/refinancing of senior credit agreement	—	(1.1)	(0.2)
Income from continuing operations before income taxes	186.3	27.1	69.9
Income tax provision	(41.6)	(7.3)	(10.9)
Income from continuing operations	144.7	19.8	59.0

Income from discontinued operations, net of tax	—	—	5.7
Gain (loss) on disposition of discontinued operations, net of tax	(54.8)	(19.6)	360.7
Gain (loss) from discontinued operations, net of tax	(54.8)	(19.6)	366.4
Net income	$89.9	$0.2	$425.4

Basic income (loss) per share of common stock:
Income from continuing operations	$3.18	$0.44	$1.30
Income (loss) from discontinued operations	(1.21)	(0.44)	8.09
Net income per share	$1.97	$—	$9.39
Weighted-average number of common shares outstanding — basic	45.545	45.345	45.289
Diluted income (loss) per share of common stock:
Income from continuing operations	$3.10	$0.43	$1.27
Income (loss) from discontinued operations	(1.17)	(0.43)	7.88
Net income per share	$1.93	$—	$9.15
Weighted-average number of common shares outstanding — diluted	46.612	46.221	46.495
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year ended December 31,
	2023	2022	2021
Net income	$89.9	$0.2	$425.4
Other comprehensive income (loss), net:
Pension and postretirement liability adjustment, net of tax benefit of $0.9, $1.0, and $1.2 in 2023, 2022 and 2021, respectively	(3.0)	(3.3)	(3.6)
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (provision) benefit of $1.9, $(3.6), and $(1.5) in 2023, 2022 and 2021, respectively	(5.3)	10.5	4.9
Foreign currency translation adjustments	11.9	(13.6)	14.1
Other comprehensive income (loss), net	3.6	(6.4)	15.4
Total comprehensive income (loss)	$93.5	$(6.2)	$440.8
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and equivalents	$99.4	$147.8
Accounts receivable, net	279.8	263.5
Contract assets	16.6	23.9
Inventories, net	276.7	244.0
Other current assets	37.1	41.9
Total current assets	709.6	721.1
Property, plant and equipment:
Land	17.9	13.9
Buildings and leasehold improvements	73.4	63.7
Machinery and equipment	264.4	233.4
	355.7	311.0
Accumulated depreciation	(215.2)	(201.1)
Property, plant and equipment, net	140.5	109.9
Goodwill	704.8	455.3
Intangibles, net	680.8	401.6
Other assets	188.9	197.4
Deferred income taxes	4.0	2.7
Assets of DBT and Heat Transfer (includes cash and equivalents of $5.5 and $9.3 at December 31, 2023 and 2022, respectively) (Note 4)	11.1	42.9
TOTAL ASSETS	$2,439.7	$1,930.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118.7	$124.5
Contract liabilities	73.5	52.8
Accrued expenses	168.5	148.0
Income taxes payable	5.3	4.7
Short-term debt	17.9	1.8
Current maturities of long-term debt	17.3	2.0
Total current liabilities	401.2	333.8
Long-term debt	523.1	243.0
Deferred and other income taxes	77.0	34.8
Other long-term liabilities	204.1	208.3
Liabilities of DBT and Heat Transfer (Note 4)	39.7	31.8
Total long-term liabilities	843.9	517.9
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
Common stock (53,618,720 and 45,674,572 issued and outstanding at December 31, 2023, respectively, and 53,350,918 and 45,291,989 issued and outstanding at December 31, 2022, respectively)	0.5	0.5
Paid-in capital	1,353.6	1,338.3
Retained earnings (deficit)	38.3	(51.6)
Accumulated other comprehensive income	261.1	257.5
Common stock in treasury (7,944,148 and 8,058,929 shares at December 31, 2023 and 2022 respectively)	(458.9)	(465.5)
Total stockholders' equity	1,194.6	1,079.2
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,439.7	$1,930.9
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(in millions)

	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
Balance at December 31, 2020	$0.5	$1,319.9	$(477.2)	$248.5	$(451.6)	$640.1
Net income	—	—	425.4	—	—	425.4
Other comprehensive income, net	—	—	—	15.4	—	15.4
Incentive plan activity	—	12.8	—	—	—	12.8
Long-term incentive compensation expense	—	14.2	—	—	—	14.2
Restricted stock unit vesting	—	(12.7)	—	—	7.7	(5.0)
Balance at December 31, 2021	0.5	1,334.2	(51.8)	263.9	(443.9)	1,102.9
Net income	—	—	0.2	—	—	0.2
Other comprehensive loss, net	—	—	—	(6.4)	—	(6.4)
Incentive plan activity	—	12.6	—	—	—	12.6
Long-term incentive compensation expense	—	10.9	—	—	—	10.9
Restricted stock unit vesting	—	(19.4)	—	—	12.1	(7.3)
Common stock repurchases	—	—	—	—	(33.7)	(33.7)
Balance at December 31, 2022	0.5	1,338.3	(51.6)	257.5	(465.5)	1,079.2
Net income	—	—	89.9	—	—	89.9
Other comprehensive income, net	—	—	—	3.6	—	3.6
Incentive plan activity	—	13.8	—	—	—	13.8
Long-term incentive compensation expense	—	13.4	—	—	—	13.4
Restricted stock unit vesting	—	(11.9)	—	—	6.6	(5.3)
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
The accompanying notes are an integral part of these statements.

SPX Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from (used in) operating activities:
Net income	$89.9	$0.2	$425.4
Less: Gain (loss) from discontinued operations, net of tax	(54.8)	(19.6)	366.4
Income from continuing operations	144.7	19.8	59.0
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities
Loss on divestiture of asbestos-related assets and liabilities	—	73.9	—
Special charges, net	0.8	0.4	1.0
(Gain) loss on change in fair value of equity security	(3.6)	3.0	(11.8)
Loss on amendment/refinancing of senior credit agreement	—	1.1	0.2
Impairment of goodwill and intangible assets	—	13.4	30.0
Deferred and other income taxes	(25.2)	(21.4)	(1.4)
Depreciation and amortization	63.2	46.4	42.3
Pension and other employee benefits	22.0	3.4	(8.6)
Long-term incentive compensation	13.4	10.9	12.8
Other, net	(5.9)	0.5	4.3
Contribution to divest asbestos-related assets and liabilities	—	(138.8)	—
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	30.6	(0.3)	(19.8)
Inventories	(3.1)	(53.4)	(21.0)
Accounts payable, accrued expenses and other	7.0	(73.7)	45.8
Cash spending on restructuring actions	(0.1)	(0.4)	(1.6)
Net cash from (used in) continuing operations	243.8	(115.2)	131.2
Net cash from (used in) discontinued operations	(35.3)	(21.6)	43.4
Net cash from (used in) operating activities	208.5	(136.8)	174.6
Cash flows from (used in) investing activities:
Proceeds (expenditures) related to company-owned life insurance policies, net	0.7	3.7	(31.2)
Business acquisitions, net of cash acquired	(547.0)	(40.0)	(265.2)
Capital expenditures	(23.9)	(15.9)	(9.6)
Net cash used in continuing operations	(570.2)	(52.2)	(306.0)
Net cash from (used in) discontinued operations	—	(13.9)	620.1
Net cash from (used in) investing activities	(570.2)	(66.1)	314.1
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	869.1	245.0	209.9
Repayments under senior credit facilities	(572.5)	(243.7)	(346.0)
Borrowings under trade receivables agreement	178.0	—	179.0
Repayments under trade receivables agreement	(162.0)	—	(207.0)
Net repayments under other financing arrangements	(0.4)	(0.8)	(0.4)
Payment of contingent consideration	—	(1.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options and other	(1.3)	(3.5)	(3.3)
Repurchases of common stock	—	(33.7)	—
Financing fees paid	(1.3)	(1.9)	—
Net cash from (used in) continuing operations	309.6	(39.9)	(167.8)
Net cash from discontinued operations	—	1.0	0.2

Net cash from (used in) financing activities	309.6	(38.9)	(167.6)

Change in cash and equivalents due to changes in foreign currency exchange rates	(0.1)	2.9	6.6
Net change in cash and equivalents	(52.2)	(238.9)	327.7
Consolidated cash and equivalents, beginning of period	157.1	396.0	68.3
Consolidated cash and equivalents, end of period	$104.9	$157.1	$396.0
Supplemental disclosure of cash flow information:
Interest paid	$25.6	$6.5	$11.4
Income tax refunds (payments), net	$(58.4)	$(59.6)	$5.5
Non-cash investing and financing activity:
Debt assumed	$0.3	$—	$0.4

	Year ended December 31,
	2023	2022	2021
Components of cash and equivalents:
Cash and equivalents	$99.4	$147.8	$388.2
Cash and equivalents included in assets of DBT and Heat Transfer	5.5	9.3	7.8
Total cash and equivalents	$104.9	$157.1	$396.0

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
December 31, 2023
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
Shift Away from the Power Generation Markets — On September 26, 2015, we completed the spin-off to our stockholders (the “Spin-Off”) of all the outstanding shares of SPX FLOW, Inc., a wholly-owned subsidiary of SPX prior to the Spin-Off, which at the time of the Spin-Off held the businesses comprising our Flow Technology reportable segment, our Hydraulic Technologies business, and certain of our corporate subsidiaries. Prior to the Spin-Off, our businesses serving the power generation markets had a major impact on the consolidated financial results of SPX. In the years leading up to the Spin-Off, these businesses experienced significant declines in revenues and profitability associated with weak demand and increased competition within the global power generation markets. Based on a review of our post-spin portfolio and the belief that a recovery within the power generation markets was unlikely in the foreseeable future, we decided coming out of the Spin-Off that our strategic focus would be on our (i) scalable growth businesses that serve the heating, ventilation and cooling (“HVAC”) and detection and measurement markets and (ii) power transformers and process cooling systems businesses. As a result, we have significantly reduced our exposure to the power generation markets as indicated by the activities summarized below:

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

•Wind-Down of DBT Technologies Business – As a culmination of our strategic shift away from power generation markets, in 2021 we substantially ceased all operations of, and have ceased accepting new businesses in, our South African subsidiary, DBT Technologies (PTY) LTD (“DBT”). As a result, we are reporting DBT as a discontinued operation in the accompanying consolidated financial statements. Since that time, DBT has been involved in various dispute resolution matters related to two large power projects. See Notes 4 and 15 for additional details regarding DBT's presentation as a discontinued operation and dispute resolution matters.

Sale of Transformer Solutions Business — On October 1, 2021, we completed the sale of SPX Transformer Solutions, Inc. (“Transformer Solutions”) pursuant to the terms of the Stock Purchase Agreement dated June 8, 2021 with GE-Prolec Transformers, Inc. (the “Purchaser”) and Prolec GE Internacional, S. de R.L. de C.V. We transferred all of the outstanding common stock of Transformer Solutions to the Purchaser for an aggregate cash purchase price of $645.0 (the “Transaction”). The purchase price was subject to potential adjustment based on Transformer Solutions’ cash, debt and working capital on the date the Transaction was consummated, as well as for specified transaction expenses and other specified items. In connection with the sale, we received cash proceeds of $620.6 and recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our 2021 consolidated statement of operations. During 2022, we agreed to the final adjustment of the purchase price which resulted in a payment to the Purchaser of $13.9 with an increase to the gain on sale of $0.2. Historically, Transformer Solutions’ operations had a significant impact on our consolidated financial results, with revenues totaling approximately 25% of our consolidated revenues. As we no longer have a consequential presence in the power transmission and distribution markets, and given Transformer Solutions' significance to our historical consolidated financial results, we concluded that the sale of Transformer Solutions represents a strategic shift. Accordingly, we have classified the business as a discontinued operation in the accompanying consolidated financial statements. See Note 4 for additional details.

Divestiture of Asbestos Liabilities and Certain Assets — On November 1, 2022, we divested three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets, to Canvas Holdco LLC (“Canvas”), an entity formed by a joint venture of Global Risk Capital LLC and an affiliate of Premia Holdings Ltd. In connection with the divestiture (the “Asbestos Portfolio Sale”), we contributed $138.8 in cash to the divested subsidiaries, financed with cash on hand; while Canvas made a capital contribution to the divested subsidiaries of $8.0. The divestiture resulted in a loss of $73.9, recorded to “Other operating (income) expense, net,” which includes the write-off of certain deferred income tax assets recorded by the divested subsidiaries. The divested subsidiaries have agreed to indemnify us and our affiliates for their asbestos-related liabilities, which encompassed all of our consolidated asbestos-related liabilities and contingent liabilities immediately prior to the divestiture. These indemnification obligations are not subject to any cap or time limitation. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. The board of managers of the divested subsidiaries each received a solvency opinion from an independent advisory firm that the divested subsidiaries were solvent after giving effect to the Asbestos Portfolio Sale.

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

Acquisitions in 2023:

•TAMCO - On April 3, 2023, we completed the acquisition of T. A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. We purchased TAMCO for cash consideration of $125.5, inclusive of an adjustment to the purchase price of $0.2 paid during 2023 related to acquired working capital, and net of cash acquired of $1.0. The post-acquisition operating results of TAMCO are reflected within our HVAC reportable segment.

•ASPEQ - On June 2, 2023, we completed the acquisition of ASPEQ Heating Group (“ASPEQ”), a leading provider of electrical heating solutions to customers in industrial and commercial markets. We purchased ASPEQ for cash consideration of $421.5, net of (i) an adjustment to the purchase price of $0.3 received during 2023 related to acquired working capital and (ii) cash acquired of $0.9. The post-acquisition operating results of ASPEQ are reflected within our HVAC reportable segment.

The assets acquired and liabilities assumed in the TAMCO and ASPEQ transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Acquisitions in 2022:

•ITL - On March 31, 2022, we completed the acquisition of International Tower Lighting, LLC (“ITL”), a leader in the design and manufacture of highly-engineered aids to navigation systems, including obstruction lighting for telecommunications towers, wind turbines and numerous other terrestrial obstructions. We purchased ITL for cash proceeds of $40.4, net of (i) an adjustment to the purchase price received during 2022 of $1.4 related to acquired working capital and (ii) cash acquired of $1.1. The post-acquisition operating results of ITL are reflected within our Detection and Measurement reportable segment.

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

•ECS - On August 2, 2021, we completed the acquisition of Enterprise Control Systems Ltd (“ECS”), a leader in the design and manufacture of highly-engineered tactical datalinks and radio frequency (“RF”) countermeasures, including counter-drone and counter-improvised explosive device RF jammers. We purchased ECS for cash proceeds of $39.4, net of cash acquired of $5.1. Under the terms of the purchase and sales agreement, the seller was eligible for additional cash consideration of up to $16.0, with payment to be made in 2022 upon successful achievement of certain financial performance milestones. The estimated fair value of such contingent consideration as of the date of acquisition was $8.2. During the fourth quarter of 2021, we concluded that the probability of achieving the above financial performance milestones had lessened due to a delay in the execution of a large order, resulting in a reduction of the estimated liability of $6.7, with such amount recorded within “Other operating (income) expense, net” in the 2021 consolidated statement of operations. During the first and second quarters of 2022, we further reduced the estimated liability by $0.9 and $0.4, respectively, with such amount recorded within “Other operating (income) expense, net” in the 2022 consolidated statement of operations. The estimated fair value of such contingent consideration was $0.0 at December 31, 2023 and 2022 as the financial performance milestones were not met. The post-acquisition operating results of ECS are reflected within our Detection and Measurement reportable segment.

•Cincinnati Fan - On December 15, 2021, we completed the acquisition of Cincinnati Fan & Ventilator Co., Inc. (“Cincinnati Fan”), a leader in engineered air movement solutions, including blowers and critical exhaust systems. We purchased Cincinnati Fan for cash proceeds of $145.2, net of (i) an adjustment to the purchase price received during 2022 of $0.4 related to acquired working capital and (ii) cash acquired of $2.5. The post-acquisition operating results of Cincinnati Fan are reflected within our HVAC reportable segment.

Foreign Currency Translation and Transactions — The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification”). Gains and losses on foreign currency translations are reflected as a separate component of stockholders' equity and other comprehensive income/loss. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts, are included in “Other income (expense), net,” with the related net losses totaling $0.9, $1.1 and $0.9 in 2023, 2022 and 2021, respectively.
Cash Equivalents — We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition — We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606. See Note 5 for our policy for recognizing revenue under, as well as the various other disclosures required by, ASC 606.
Research and Development Costs — We expense research and development costs as incurred. We charge costs incurred in the research and development of new software included in products to expense until technological feasibility is established. After technological feasibility is established, additional eligible costs are capitalized until the product is available for general release. We amortize these costs over the economic lives of the related products and include the amortization in cost of products sold. We perform periodic reviews of the recoverability of these capitalized software costs. If, and at the time, we determine that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, we write off any unrecoverable capitalized amounts. Capitalized software, net of amortization, totaled $3.1 and $1.2 as of December 31, 2023 and 2022, respectively. Capitalized software amortization expense totaled $0.1, $0.1, and $1.3 in 2023, 2022, and 2021, respectively. We expensed research activities relating to the development and improvement of our products of $43.2, $39.1 and $30.7 in 2023, 2022 and 2021, respectively.
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $19.2, $17.8 and $19.4 for the years ended December 31, 2023, 2022 and 2021, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Interest is capitalized on significant construction or installation projects. No interest was capitalized during 2023, 2022 or 2021.
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
Company-owned Life Insurance Policies — The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our consolidated statements of operations. The value of the company’s investments in COLI assets was $76.7 and $77.0 at December 31, 2023 and 2022, respectively, recorded in “Other assets” on the consolidated balance sheets. The Company has the ability to monetize its investment in the COLI policies as an additional source of liquidity. At December 31, 2023, the Company had not monetized any of its existing COLI policies' cash surrender value.
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

	Year ended December 31,
	2023	2022	2021
Balance at beginning of year	$10.4	$10.4	$11.5
Acquisitions	0.2	0.1	—
Allowances provided	18.2	17.9	14.9
Write-offs, net of recoveries, credits issued and other	(17.3)	(18.0)	(16.0)
Balance at end of year	$11.5	$10.4	$10.4
Inventory — We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.
Acquisitions — We record acquisitions that meet the definition of a business combination using the acquisition method of accounting. We include the operating results of acquired entities from their respective dates of acquisition and recognize and measure the identifiable assets acquired, liabilities assumed, including contingent consideration as of the acquisition date, at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired and liabilities assumed is recognized as goodwill. Costs incurred as a result of a business combination, other than costs related to the issuance of debt or equity securities, are recorded in the period the costs are incurred. Additionally, at each reporting period, contingent consideration is remeasured to fair value, with changes recorded in “Other operating (income) expense, net” within our consolidated statements of operations.
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
In determining the estimated useful lives of definite-lived intangible assets, we consider the nature, competitive position, life cycle position, and historical and expected future cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection. Definite-lived intangible assets such as customer relationships, technology and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated economic lives. The weighted-average remaining useful lives approximate the following as of December 31, 2023.

Technology	12 years
Customer relationships	11 years
Other	7 years
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
Accrued Expenses — We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2023 and 2022.

	December 31,
	2023	2022
Employee benefits	$73.3	$58.3
Warranty	16.4	12.9
Other (1)	78.8	76.8
Total	$168.5	$148.0
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

	Year ended December 31,
	2023	2022	2021
Balance at beginning of year	$34.7	$34.8	$35.3
Acquisitions	0.9	0.4	0.1
Provisions	16.9	10.6	8.5
Usage	(14.6)	(10.8)	(9.1)
Currency translation adjustment	—	(0.3)	—
Balance at end of year	37.9	34.7	34.8
Less: Current portion of warranty	16.4	12.9	11.8
Non-current portion of warranty	$21.5	$21.8	$23.0
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
The London Interbank Offered Rate (“LIBOR”) was discontinued on June 30, 2023. In an effort to address the various challenges created by such discontinuance, the FASB issued three amendments to existing guidance, Accounting Standards update (“ASU”) No. 2020-04, No. 2021-01 and No. 2022-06, Reference Rate Reform. The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, etc.) necessitated by the reference rate reform. It also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by the reference rate reform. Application of the guidance in the amendments is optional, is only available in certain situations, and is only available for companies to apply until December 31, 2024. In conjunction with entering into an amended and restated credit agreement (the “Credit Agreement”) on August 12, 2022, we adopted this guidance with no material impact on our consolidated financial statements. Refer to Note 13 for additional information on the Credit Agreement.

In November 2023, the FASB issued ASU No. 2023-07. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure impact of ASU 2023-07; however, the standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
(4) Acquisitions, Discontinued Operations, and the Asbestos Portfolio Sale
Acquisitions
As indicated in Note 1, on April 19, 2021, August 2, 2021, December 15, 2021, March 31, 2022, and April 3, 2023 we completed the acquisitions of Sealite, ECS, Cincinnati Fan, ITL, and TAMCO, respectively. The pro forma effects of these acquisitions are not material to our consolidated results of operations.
Acquisition of ASPEQ
As indicated in Note 1, on June 2, 2023, we completed the acquisition of ASPEQ for $421.5, net of (i) an adjustment to the purchase price of $0.3 received during 2023 related to acquired working capital and (ii) cash acquired of $0.9. We financed the acquisition with available cash and borrowings under our senior credit facilities. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for ASPEQ as of June 2, 2023:

Assets acquired:
Current assets, including cash and equivalents of $0.9	$42.1
Property, plant and equipment	10.6
Goodwill	191.1
Intangible assets	246.1
Other assets	1.3
Total assets acquired	491.2

Current liabilities assumed	10.9
Non-current liabilities assumed (1)	57.9

Net assets acquired	$422.4
___________________________
(1)Includes net deferred income tax liabilities and other liabilities of $56.9 and $1.0, respectively.
The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer backlog of $142.3, $51.5, $47.8, and $4.5, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the customer relationships, technology, and customer backlog assets over 12.0, 16.0, and 1.0 years, respectively, with the trademarks acquired being indefinite-lived.

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

We recognized revenues and net income for ASPEQ of $63.9 and $3.6, respectively, for the year ended December 31, 2023 with the net income impacted by charges during the year ended December 31, 2023 of (i) $13.2 associated with amortization of the various intangible assets mentioned above and (ii) $3.6 associated with the excess fair value (over historical cost) of inventory acquired which has been subsequently sold. During the year ended December 31, 2023, we incurred acquisition-related costs for ASPEQ of $5.4, which have been recorded to “Selling, general and administrative” within our consolidated statements of operations and “Corporate expense” within consolidated operating income in Note 7.

The following unaudited pro forma information presents our consolidated results of operations for the years ended December 31, 2023 and 2022, respectively, as if the acquisition of ASPEQ had taken place on January 1, 2022. The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the date presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisition, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during the first quarter of 2022, and the related income tax effects.

	Years ended December, 31
	2023	2022
Revenues	$1,788.4	$1,564.7
Income (loss) from continuing operations	150.4	(3.8)
Net income (loss)	95.6	(23.4)

Income (loss) from continuing operations per share of common stock:
Basic	$3.30	$(0.08)
Diluted	$3.23	$(0.08)

Net income (loss) per share of common stock:
Basic	$2.10	$(0.52)
Diluted	$2.05	$(0.52)

Sale of Transformer Solutions Business

As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions for net cash proceeds of $620.6. In connection with the sale, we recorded a gain of $382.2 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021.

The results of Transformer Solutions are presented as a discontinued operation for all periods presented. Major line items constituting pre-tax income and after-tax income of Transformer Solutions for the period January 1, 2021 to October 1, 2021 are shown below:

2021
Revenues	$313.5
Costs and expenses:
Cost of product sold	257.2
Selling, general and administrative	28.4
Income before tax	27.9
Income tax provision	(7.0)
Income after tax	$20.9

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

As previously disclosed, DBT had asserted claims against the remaining prime contractor on two large projects, Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), of approximately South African Rand 1,000.0 (or $54.4) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $153.2), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that had occurred or may have occurred in connection with these claims. Although we have experienced success in enforcing and defending our rights through the dispute resolution process over the past few years (including the matters mentioned below), we have invested, and would have continued to invest, significant management and financial resources to defend and pursue these matters.

On September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the third quarter of 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Gain (loss) on disposition of discontinued operations, net of tax” for the year ended December 31, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, the South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount received from MHI was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the year ended December 31, 2023. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to a prior arbitration hearing. Such amount received from MHI was recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the year ended December 31, 2023.

Major line items constituting pre-tax loss and after-tax loss of DBT for the years ended December 31, 2021 are shown below:

2021
Revenues	$0.5
Costs and expenses:
Cost of product sold	0.9
Selling, general and administrative	15.1
Special charges, net	1.3
Other expense, net	1.2
Interest income, net	(0.1)
Loss before tax	(17.9)
Income tax benefit	2.7
Loss after tax	$(15.2)

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2023 and 2022. The major line items constituting DBT's assets and liabilities as of December 31, 2023 and 2022 are shown below:

	December 31, 2023	December 31, 2022
ASSETS
Cash and equivalents	$5.5	$9.3
Accounts receivable, net	0.4	7.6
Other current assets	4.7	6.5
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.5	0.7
	0.7	0.9
Accumulated depreciation	(0.6)	(0.8)
Property, plant and equipment, net	0.1	0.1
Other assets	—	19.1
Total assets of DBT	$10.7	$42.6
LIABILITIES
Accounts payable (1)	$26.9	$1.4
Contract liabilities	2.1	3.6
Accrued expenses	6.3	22.0
Other long-term liabilities	4.2	4.6
Total liabilities of DBT	$39.5	$31.6
___________________________
(1) Includes DBT's remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $26.2 at December 31, 2023), due in September 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we are accounting for as a fair value hedge. Refer to Note 14 for additional details.

Wind-Down of the Heat Transfer Business

As discussed in Note 1, we completed the wind-down of our Heat Transfer business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.

The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the consolidated balance sheets as of December 31, 2023 and 2022. The major line items constituting Heat Transfer's assets and liabilities as of December 31, 2023 and 2022 are shown below:

	December 31, 2023	December 31, 2022
ASSETS
Other current assets	$0.3	$0.2
Other assets	0.1	0.1
Total assets of Heat Transfer	$0.4	$0.3
LIABILITIES
Accounts payable	$0.2	$0.1
Accrued expenses	—	0.1
Total liabilities of Heat Transfer	$0.2	$0.2
For the years ended December 31, 2023, 2022 and 2021, results of operations from our businesses reported as discontinued operations were as follows:

	Year ended December 31,
	2023	2022	2021
Transformer Solutions
Income (loss) from discontinued operations (1)	$—	$(0.6)	$454.9
Income tax (provision) benefit (2)	—	0.9	(51.8)
Income from discontinued operations, net	—	0.3	403.1

DBT
Loss from discontinued operations	(69.0)	(17.3)	(37.8)
Income tax benefit	15.3	2.1	2.7
Loss from discontinued operations, net (3)	(53.7)	(15.2)	(35.1)

All other (4)
Loss from discontinued operations	(1.3)	(6.4)	(7.9)
Income tax benefit	0.2	1.7	6.3
Loss from discontinued operations, net	(1.1)	(4.7)	(1.6)

Total
Income (loss) from discontinued operations	(70.3)	(24.3)	409.2
Income tax (provision) benefit	15.5	4.7	(42.8)
Income (loss) from discontinued operations, net	$(54.8)	$(19.6)	$366.4
________________________________________________

(1) Loss for the year ended December 31, 2022 resulted primarily from revisions to liabilities retained in connection with the disposition. Income for the year ended December 31, 2021 resulted primarily from the gain on sale of the business of $382.2, as well as the results of operations for the year.

(2) During the fourth quarter of 2021, we liquidated certain recently acquired entities. As a result of this action, we recorded a net income tax benefit of $16.5 within our 2021 consolidated statement of operations, which included an income tax charge of $10.9 within continuing operations and an income tax benefit of $27.4 within discontinued operations.

(3) Loss for the year ended December 31, 2023 resulted primarily from the charge, and related income tax impacts, recorded in connection with the Settlement Agreement referred to above and legal costs in connection with the various dispute resolution matters. This loss for the year ended December 31, 2023 was partially offset by the arbitration awards received, which are discussed above. Loss for the years ended December 31, 2022 and 2021 resulted primarily from legal costs incurred in connection with various dispute resolution matters prior to the Settlement Agreement. In addition, and as previously noted, the year ended December 31, 2021 includes a charge of $19.9 related to the write-off of historical translation amounts.

(4) Loss for the years ended December 31, 2023, 2022, and 2021 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions and, for the years ended December 31, 2022 and 2021, asbestos-related charges for businesses previously disposed of.

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g., income taxes) may occur. As a result, it is possible that the resulting gains/losses on previous business divestitures may be materially adjusted in subsequent periods.

Net cash used in discontinued operations for the year ended December 31, 2023 related primarily to (i) cash payments of $25.3 made by DBT to MHI during 2023 in connection with the Settlement Agreement, and (ii) disbursements of $14.7 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, partially offset by recovery of legal costs we were awarded in arbitration proceedings between DBT and MHI of $6.8 mentioned above. Net cash used in discontinued operations for the year ended December 31, 2022 related primarily to (i) disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa prior to the Settlement Agreement, (ii) disbursements related to asbestos product liability matters, (iii) a payment of $13.9 to the buyer of Transformer Solutions related to the settlement of the final working capital balances for the business, and (iv) disbursements for liabilities retained in connection with dispositions, including fees associated with the sale of Transformer Solutions. These disbursements were partially offset by proceeds from stock options exercised of $1.0. Net cash from discontinued operations for the year ended December 31, 2021 related primarily to proceeds received in connection with the sale of Transformer Solutions of $620.6. In addition, cash flows from discontinued operations included cash flows from operations generated by Transformer Solutions, partially offset by cash flows used in DBT's operations and disbursements related to liabilities retained in connection with other dispositions.

Asbestos Portfolio Sale

As indicated in Note 1, we completed the Asbestos Portfolio Sale on November 1, 2022.

Below is a summary of the impact of the Asbestos Portfolio Sale, including the loss on sale, on our 2022 consolidated financial statements:

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

Remaining performance obligations represent performance obligations that have yet to be satisfied. As a practical expedient, we do not disclose performance obligations (i) that are part of a contract that has an original expected duration of less than one year and/or (ii) where our right to consideration corresponds directly to the value transferred to the customer. Performance obligations for contracts with an original duration in excess of one year that have yet to be satisfied as of the end of a period primarily relate to our aids to navigation systems, communication technologies products, large process cooling systems, as well as certain of our transportation systems. As of December 31, 2023, the aggregate amount allocated to remaining performance obligations after the effect of practical expedients was $152.4. We expect to recognize revenue on approximately 69% and 88% of the remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

Options - We offer options within certain of our contracts to purchase future goods or services. To the extent the option provides a material right to a future benefit (i.e., future goods and services at a discount from the relative standalone selling price), we separate the material right as a performance obligation and adjust the standalone selling price of the other performance obligations within the contract. When determining the relative standalone selling price of the option, we first determine the incremental discount that the customer would receive by exercising the option and then adjust that value based on the probability of option exercise (based, where possible, on historical experience). Revenue is recognized for the option either when the option is exercised or when it expires.

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

Returns, Customer Sales Incentives and Warranties - We have certain arrangements that require us to estimate, at the time of sale, the amounts of variable consideration that should be excluded from revenue as (i) certain amounts are not expected to be collected from customers and/or (ii) the product may be returned. We principally rely on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of shipment and to reduce the transaction price. These arrangements include volume rebates, which are estimated using the most likely amount method, as well as early payment discounts and promotional and advertising allowances, which are estimated using the expected value method. We primarily offer assurance-type standard warranties that the product will conform to published specifications for a defined period of time after delivery. These types of warranties do not represent separate performance obligations. We establish provisions for estimated returns and warranties primarily based on contract terms and historical experience, using the expected value method. Certain of our businesses offer extended warranties, which are considered separate performance obligations.

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

Nature of Goods and Services, Satisfaction of Performance Obligations, and Payment Terms

Our HVAC product lines include package and process cooling equipment, residential and commercial boilers, electrical heating and ventilation products, and engineered air movement solutions. Performance obligations for our HVAC product lines relate primarily to the delivery of equipment and components, construction and reconstruction of cooling towers and other components, and providing installation, replacement/spare parts and various other services. Performance obligations related to equipment and components are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). The typical length of these contracts is one to three months and payment terms are generally 15 to 60 days after shipment to the customer. Performance obligations for construction and reconstruction of cooling towers and other components, and providing installation and various other services, are typically satisfied through a contract with us to provide a customer-specific solution. The customer typically controls the work in process due to contractual termination clauses whereby we have an enforceable right to recovery of cost incurred including a reasonable profit for work performed to date on products or services that do not have an alternative use to us. Additionally, certain projects are performed on customer sites such that the customer controls the asset as it is created or enhanced. As such, performance obligations for these product lines are generally satisfied over time, with the related revenue recorded based on the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion, as this method best depicts how control of the product or service is being transferred. The length of customer contract for these product lines is generally 6 to 18 months. Revenue for sales of certain engineered components and all replacement/spare parts is recognized upon shipment or delivery (i.e., at a point in time). Payments on longer-term contracts are generally commensurate with milestones defined in the related contract, while payments for the replacement/spare parts contracts typically occur 30 to 60 days after delivery.
Our detection and measurement product lines include underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. Performance obligations for these product lines relate to delivery of equipment and components, installation and other short-term services, long-term maintenance and software subscription services, pipeline remediation services and development of robotics, and aids to navigation solutions. Performance obligations for equipment and components generally are satisfied at the time of shipment or delivery (i.e., control is transferred at a point in time). Performance obligations for installation and other short-term services, pipeline remediation, and development of robotics are satisfied over time as the installation or service is performed. Performance obligations for maintenance and software subscription services are satisfied over time, with the related revenue recorded evenly throughout the contract service period as this method best depicts how control of the service is transferred. Payment terms for equipment and components are typically 30 to 60 days after shipment or delivery, while payment for services typically occurs at completion for shorter-term engagements (less than three months in duration) and throughout the service period for longer-term engagements (generally greater than three months in duration). These product lines have varying contract lengths ranging from one to eighteen months (with the longer term contracts generally associated with our aids to navigation systems, transportation systems, and communication technologies product lines), with the typical duration being one to three months.
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

Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are effected by economic factors, with such disaggregation presented below for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$683.2	$—	$683.2
Boilers, electrical heating, and ventilation	439.1	—	439.1
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	264.1	264.1
Communication technologies, aids to navigation, and transportation systems	—	354.8	354.8
	$1,122.3	$618.9	$1,741.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$1,042.8	$525.2	$1,568.0
Revenues recognized over time	79.5	93.7	173.2
	$1,122.3	$618.9	$1,741.2

	Year Ended December 31, 2022
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$537.0	$—	$537.0
Boilers, electrical heating, and ventilation	376.8	—	376.8
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	262.1	262.1
Communication technologies, aids to navigation, and transportation systems	—	285.0	285.0
	$913.8	$547.1	$1,460.9

Timing of Revenue Recognition
Revenues recognized at a point in time	$838.0	$455.1	$1,293.1
Revenues recognized over time	75.8	92.0	167.8
	$913.8	$547.1	$1,460.9

	Year Ended December 31, 2021
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$433.8	$—	$433.8
Boilers, electrical heating, and ventilation	318.3	—	318.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	256.8	256.8
Communication technologies, aids to navigation, and transportation systems	—	210.6	210.6
	$752.1	$467.4	$1,219.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$661.2	$415.9	$1,077.1
Revenues recognized over time	90.9	51.5	142.4
	$752.1	$467.4	$1,219.5

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our consolidated balance sheets. Our contract balances consisted of the following as of December 31, 2023 and 2022:

Contract Balances	December 31, 2023	December 31, 2022	Change
Contract Accounts Receivable (1)	$275.4	$259.9	$15.5
Contract Assets	16.6	23.9	(7.3)
Contract Liabilities - current	(73.5)	(52.8)	(20.7)
Contract Liabilities - non-current (2)	(4.0)	(4.7)	0.7
Net contract balance	$214.5	$226.3	$(11.8)
_____________________
(1) Included in “Accounts receivable, net” within the accompanying consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in contract accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on our consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the years ended December 31, 2023 and 2022, changes in contract balances were not materially impacted by any other factors besides the acquisition of ASPEQ and TAMCO.

During 2023, we recognized revenues of $37.4 related to our contract liabilities at December 31, 2022.
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

We have operating and finance leases for facilities, equipment, and vehicles. Our leases have remaining lease terms of one year to 10 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the lease within one year. We rent or sublease certain space within our facilities to third parties under operating leases, with the impact of these lease arrangements being immaterial to our consolidated financial statements.

The components of lease expense were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost (1)	$15.7	$15.3
Variable lease cost	0.4	0.4

Finance lease cost:
Amortization of right-of-use assets	$0.5	$0.5
Interest on lease liabilities	—	—
Total finance lease cost	$0.5	$0.5
__________________________
(1) Includes short-term lease cost of $3.5 and $3.7, for the years ended December 31, 2023 and 2022, respectively.
Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$12.1	$11.4
Operating cash flows from finance leases	—	—
Financing cash flows used in finance leases	0.5	0.4
Non-cash activities:
Operating lease right-of-use assets obtained in exchange for new lease obligations	6.3	16.4
Finance lease right-of-use assets obtained in exchange for new lease obligations	0.3	—

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Operating Leases:			Affected Line Item in the Consolidated Balance Sheets
Operating lease ROU assets	$42.4	$46.3	Other assets

Operating lease current liabilities	$11.3	$10.1	Accrued expenses
Operating lease non-current liabilities	28.5	33.8	Other long-term liabilities
Total operating lease liabilities	$39.8	$43.9

Finance Leases:
Finance lease assets	$0.5	$0.7	Property, plant and equipment, net

Finance lease current liabilities	$0.3	$0.5	Current maturities of long-term debt
Finance lease non-current liabilities	0.2	0.2	Long-term debt
Total finance lease liabilities	$0.5	$0.7

The weighted average remaining lease terms (years) of our leases as of December 31, 2023 and December 31, 2022, were as follows:

	December 31,
	2023	2022
Operating Leases	5.5	6.0
Finance Leases	1.9	1.7

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.2% and 3.0% at December 31, 2023 and 2022, respectively, and finance leases was 3.9% and 2.9% at December 31, 2023 and 2022, respectively.
The future minimum payments under our operating and finance leases were as follows as of December 31, 2023:

	Operating Leases	Finance Leases	Total

Next 12 months	$12.4	$0.3	$12.7
12 to 24 months	7.8	0.1	7.9
24 to 36 months	6.1	0.1	6.2
36 to 48 months	5.5	—	5.5
48 to 60 months	4.8	—	4.8
Thereafter	7.0	—	7.0
Total lease payments	43.6	0.5	44.1
Less imputed interest	3.8	—	3.8
Total	$39.8	$0.5	$40.3

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
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement solutions for the HVAC industrial and power generation markets, as well as boilers and electrical heating and ventilation products for the residential, industrial, and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base in North America, Europe, Africa and Asia.
Corporate Expense
Corporate expense generally relates to the operating cost of our Charlotte, North Carolina corporate headquarters.

Financial data for our reportable segments for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Revenues:
HVAC reportable segment	$1,122.3	$913.8	$752.1
Detection and Measurement reportable segment	618.9	547.1	467.4
Consolidated revenues	$1,741.2	$1,460.9	$1,219.5

Income:
HVAC reportable segment	$234.4	$135.5	$107.7
Detection and Measurement reportable segment	118.8	114.1	92.9
Total income for segments	353.2	249.6	200.6
Corporate expense	58.4	68.6	60.5
Acquisition-related and other costs (1)	5.8	1.9	5.1
Long-term incentive compensation expense	13.4	10.9	12.8
Amortization of intangible assets	43.9	28.5	21.6
Impairment of goodwill and intangible assets (2)	—	13.4	30.0
Special charges, net	0.8	0.4	1.0
Other operating (income) expense, net (3)	9.0	74.9	(4.1)
Consolidated operating income	$221.9	$51.0	$73.7

Capital expenditures:
HVAC reportable segment	$17.6	$10.1	$5.3
Detection and Measurement reportable segment	5.4	4.6	3.4
General corporate	0.9	1.2	0.9
Total capital expenditures	$23.9	$15.9	$9.6
Depreciation and amortization:
HVAC reportable segment	$37.1	$20.5	$11.5
Detection and Measurement reportable segment	23.7	23.5	28.0
General corporate	2.4	2.4	2.8
Total depreciation and amortization	$63.2	$46.4	$42.3

Geographic Areas:
Revenues: (4)
United States	$1,454.1	$1,223.5	$991.5
China	53.7	51.0	57.9
United Kingdom	96.3	96.5	80.1
Other	137.1	89.9	90.0
	$1,741.2	$1,460.9	$1,219.5

Tangible Long-Lived Assets: (5)
United States	$292.4	$275.0	$762.4
Other	41.0	35.0	37.8
Long-lived assets of continuing operations	333.4	310.0	800.2
Long-lived assets of discontinued operations, DBT and Heat Transfer	0.2	19.3	28.0
Total tangible long-lived assets	$333.6	$329.3	$828.2
_______________________________________________________________
(1)Represents cost incurred in connection with acquisitions of $5.8, $1.9, and $3.3, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with these acquisitions of $3.6, $1.1 and $2.6, during the years ended December 31, 2023, 2022 and 2021, respectively. The year ended December 31, 2021 also includes a non-cash impairment charge of $1.8.
(2)The year ended December 31, 2022 includes impairment charges of $12.9 related to the goodwill and trademarks of ULC Robotics (“ULC”) and $0.5 related to certain other trademarks. The year ended December 31, 2021 includes impairment charges of $29.5 related to the goodwill and trademarks of ULC and $0.5 related to certain other trademarks.
(3)The year ended December 31, 2023 includes a charge of $9.0 related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment. The year ended December 31, 2022 includes a loss on the Asbestos Portfolio Sale of $73.9 as well as charges of $2.3 for asbestos product liability matters incurred prior to the Asbestos Portfolio Sale, partially offset by a reduction in the fair value/liability associated with contingent consideration related to the ECS acquisition of $1.3. For 2021, includes income of $24.3 and $6.7 related to the reduction of the liabilities associated with contingent consideration for the ULC and ECS acquisitions, respectively, partially offset by charges of (i) $26.3 for asbestos product liability matters and (ii) $0.6 related to revisions to the liability associated with the contingent consideration for the Sensors & Software acquisition.
(4)Revenues are included in the above geographic areas based on the country that recorded the revenue.
(5)Our CODM does not review asset information for our reportable segments as this information is not used to assess performance or allocate resources.
(8) Special Charges, Net
As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. As a result of our strategic review process, we recorded net special charges of $0.8 in 2023, $0.4 in 2022, and $1.0 in 2021. These net special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
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
We anticipate that the liabilities related to restructuring actions will be paid within one year from the period in which the action was initiated.

Special charges for the years ended December 31, 2023, 2022 and 2021 are described in more detail below and in the applicable sections that follow:

	Years Ended December 31,
	2023	2022	2021
Employee termination costs	$0.8	$0.1	$1.0
Non-cash asset write-downs	—	0.3	—
Total	$0.8	$0.4	$1.0
2023 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	0.7	—	—	0.7
Corporate	—	—	—	—
Total	$0.8	$—	$—	$0.8

HVAC – Charges for 2023 related to severance costs associated with a restructuring action at one of the segment’s cooling businesses. This action resulted in the termination of 1 employee.
Detection & Measurement – Charges for 2023 related to severance costs associated with a restructuring action at one of the segment's location and inspection businesses. This action resulted in the termination of 14 employees.
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
Detection & Measurement – Charges for 2022 related to asset impairment charges associated with the relocation of certain operations at the segment’s aids to navigation business.

2021 Charges:

	Employee Termination Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs	Total Special Charges
HVAC reportable segment	$0.1	$—	$—	$0.1
Detection and Measurement reportable segment	0.9	—	—	0.9
Corporate	—	—	—	—
Total	$1.0	$—	$—	$1.0

HVAC — Charges for 2021 related to severance costs associated with a restructuring action at one of the segment’s heating businesses. This action resulted in the termination of 6 employees.
Detection & Measurement — Charges for 2021 related primarily to severance costs associated with restructuring actions at the segment's location and inspection businesses. The action resulted in the termination of 44 employees.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at beginning of year	$—	$0.3	$0.9
Special charges (1)	0.8	0.1	1.0
Utilization — cash	(0.1)	(0.4)	(1.6)
Balance at the end of year	$0.7	$—	$0.3
___________________________________________________________________

(1)The year ended December 31, 2022 excluded $0.3 of non-cash charges that impacted special charges but not the restructuring liabilities.

(9) Inventories, Net
Inventories are accounted for under the first-in, first-out method and are comprised of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Finished goods	$79.4	$73.0
Work in process	31.4	25.7
Raw materials and purchased parts	165.9	145.3
Total inventories	$276.7	$244.0
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(10) Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, for the year ended December 31, 2023, were as follows:

	December 31, 2022	Goodwill Resulting from Business Combinations (1)	Impairments	Foreign Currency Translation	December 31, 2023
HVAC reportable segment
Gross goodwill	$529.5	$242.4	$—	$5.9	$777.8
Accumulated impairments	(328.2)	—	—	(3.7)	(331.9)
Goodwill	201.3	242.4	—	2.2	445.9
Detection and Measurement reportable segment
Gross goodwill	425.2	0.8	—	6.6	432.6
Accumulated impairments	(171.2)	—	—	(2.5)	(173.7)
Goodwill	254.0	0.8	—	4.1	258.9
Total
Gross goodwill	954.7	243.2	—	12.5	1,210.4
Accumulated impairments	(499.4)	—	—	(6.2)	(505.6)
Goodwill	$455.3	$243.2	$—	$6.3	$704.8
___________________________________________________________________
(1) Reflects (i) goodwill acquired with the TAMCO and ASPEQ acquisitions of $51.3 and $191.1, respectively, and (ii) an increase in ITL’s goodwill of $0.8 resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the TAMCO and ASPEQ acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

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

___________________________________________________________________

(1) Reflects (i) goodwill acquired with the ITL acquisition of $10.8, (ii) and increase in Sealite’s goodwill of $0.2 resulting from revisions to the valuation of certain assets and liabilities, and (iii) an increase in Cincinnati Fan's goodwill of $8.9 resulting from revisions to the valuation of certain assets and liabilities.
(2) During the fourth quarter of 2022, in connection with the annual impairment analyses of ULC's goodwill and indefinite-lived intangible assets, we determined that the carrying value of ULC's net assets exceeded fair value of the business, resulting in an impairment charge of $12.9, with $12.0 related to goodwill and $0.9 to the ULC trademarks. After such impairment charge, ULC had no goodwill and $5.4 of trademarks included in our consolidated balance sheet as of December 31, 2022.

Identifiable intangible assets were as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:(1)
Customer relationships	$403.2	$(68.8)	$334.4	$198.9	$(41.7)	$157.2
Technology	139.5	(27.8)	111.7	81.5	(18.4)	63.1
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	45.4	(32.0)	13.4	36.7	(24.1)	12.6
	592.6	(133.1)	459.5	321.6	(88.7)	232.9
Trademarks with indefinite lives (2)	221.3	—	221.3	168.7	—	168.7
Total	$813.9	$(133.1)	$680.8	$490.3	$(88.7)	$401.6
___________________________________________________________________

(1)The identifiable intangible assets associated with the TAMCO acquisition consist of customer relationships of $60.4, technology of $9.4, definite-lived trademarks of $3.2, and backlog of $1.0. The identifiable intangible assets associated with the ASPEQ acquisition consist of customer relationships of $142.3, technology of $47.8, and backlog of $4.5.
(2)Includes $51.5 of indefinite-lived trademarks associated with the ASPEQ acquisition.
Amortization expense was $43.9, $28.5 and $21.6 for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense is approximately $46.0 for 2024 and each of the four years thereafter.

At December 31, 2023, the net carrying value of intangible assets with determinable lives consisted of $336.7 in the HVAC reportable segment and $122.8 in the Detection and Measurement reportable segment. Trademarks with indefinite lives consisted of $156.7 in the HVAC reportable segment and $64.6 in the Detection and Measurement reportable segment.
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

During the fourth quarter of 2023, we performed a quantitative analysis on the goodwill of our Engineered Air Movement (“EAM”) reporting unit (the aggregation of our Cincinnati Fan and TAMCO businesses). The EAM analysis indicated that the fair value of its net assets exceeded the related carrying value by approximately 30%. A change in assumptions used in EAM's quantitative analysis (e.g., projected revenues and profit growth rates, discount rates, industry price multiples, etc.) could result in the reporting unit’s estimated fair value being less than the carrying value. If EAM is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of December 31, 2023, EAM’s goodwill totaled $106.7. In addition, the fair value of the assets related to the ASPEQ acquisition approximate their carrying value. If ASPEQ is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related its goodwill or indefinite-lived intangible assets. As of December 31, 2023, ASPEQ's goodwill and indefinite-lived intangible assets totaled $191.1 and $51.5, respectively.

We concluded during the third quarter of 2021 that the operating and financial performance milestones related to the ULC contingent consideration would not be achieved, resulting in the reversal of the related liability of $24.3, with the offset recorded to “Other operating (income) expense, net.” We also concluded that the lack of achievement of these milestones, along with lower than anticipated future cash flows, were indicators of potential impairment related to ULC’s indefinite-lived intangible assets and goodwill. As such, we performed quantitative analyses of ULC’s goodwill and indefinite-lived intangible assets for impairment during the third quarter of 2021. Based on such testing, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business. As a result, we recorded an impairment charge of $24.3 during the third quarter, with $23.3 related to goodwill and the remainder to trademarks. In connection with our annual impairment analyses of ULC’s goodwill and indefinite-lived intangibles, during the fourth quarter of 2021, we determined that the carrying value of ULC’s net assets exceeded the implied fair value of the business by $5.2. As a result, we recorded impairment charges of $4.9 and $0.3 related to the business’s goodwill and trademarks, respectively. As previously discussed, our fourth quarter 2022 quantitative analysis of the ULC reporting unit resulted in an impairment charge of $12.9, with $12.0 related to goodwill and $0.9 to the ULC trademarks.

During 2023, 2022 and 2021, we recorded impairment charges of $0.0, $0.5, and $0.5, respectively, related to certain other trademarks.
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
During the fourth quarter of 2023, we initiated the wind-up of our Canadian defined benefit pension plans, collectively the (“Canadian Pension Plans”). The Company is currently seeking regulatory approval for the wind-up, and we expect the process to be completed during 2025. This action had no material impact on the consolidated financial statements for the year ended December 31, 2023.
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
The strategy for bonds emphasizes investment-grade corporate and government debt with maturities matching the longer duration pension liabilities. The bonds strategy also includes a high yield element, although minimal, which is generally shorter in duration. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to global versus regional markets, fund types and fund managers. A small portion of U.S. plan assets is allocated to private equity partnerships and real estate asset fund investments (Level 3 assets) for diversification, providing opportunities for above market returns.
Allowable investments under the plan agreements include fixed income securities, equity securities, mutual funds, venture capital funds, real estate and cash and equivalents. In addition, investments in futures and option contracts, commodities and other derivatives are allowed in commingled fund allocations managed by professional investment managers. Investments prohibited under the plan agreements include private placements and short selling of stock. No shares of our common stock were held by our defined benefit pension plans as of December 31, 2023 or 2022.
Actual asset allocation percentages of each class of our domestic and foreign pension plan assets as of December 31, 2023 and 2022, along with the current targeted asset investment allocation percentages, each of which is based on the midpoint of an allocation range, were as follows:
Domestic Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2023	2022	2023
Fixed income common trust funds	53%	68%	65%
Commingled global fund allocation	4%	6%	6%
Global equity common trust funds	19%	15%	15%
U.S. Government securities	20%	8%	12%
Short-term investments and other (1)	4%	3%	2%
Total	100%	100%	100%
___________________________________________________________________

(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.
Foreign Pension Plans

	Actual Allocations		Mid-point of Target Allocation Range
	2023	2022	2023
Global equity common trust funds	3%	11%	3%
Fixed income common trust funds	73%	65%	72%
Commingled global fund allocation	15%	23%	17%
Short-term investments (1)	9%	1%	8%
Total	100%	100%	100%
___________________________________________________________________
(1)Short-term investments are generally invested in actively managed common trust funds or interest-bearing accounts.

The fair values of pension plan assets at December 31, 2023, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$180.3	$—	$180.3	$—
U.S. Government securities	34.4	—	34.4	—
Equity securities:
Global equity common trust funds (1) (3)	36.4	—	36.4	—
Alternative investments:
Commingled global fund allocations (1) (4)	26.1	—	26.1	—
Other:
Short-term investments (5)	17.4	14.7	2.7	—
Other	0.9	—	—	0.9
Total	$295.5	$14.7	$279.9	$0.9
The fair values of pension plan assets at December 31, 2022, by asset class, were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset class:
Debt securities:
Fixed income common trust funds (1) (2)	$196.4	$—	$196.4	$—
Non-U.S. Government securities	0.3	—	0.3	—
U.S. Government securities	13.9	—	13.9	—
Equity securities:
Global equity common trust funds (1) (3)	38.0	—	38.0	—
Alternative Investments:
Commingled global fund allocations (1) (4)	37.2	—	37.2	—
Other:
Short-term investments (5)	6.0	6.0	—	—
Other	0.9	—	—	0.9
Total	$292.7	$6.0	$285.8	$0.9
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
(5)Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.
Employer Contributions — We currently fund U.S. pension plans in amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus additional amounts that may be approved from time to time. During 2023, we made no contributions to our qualified domestic pension plans and made direct benefit payments of $5.4 to our non-qualified domestic pension plans. In 2024, we do not expect to make any minimum required funding contributions to our qualified domestic pension plans and expect to make direct benefit payments of $5.2 to our non-qualified domestic pension plans.
In 2023, we made contributions of $1.8 to our foreign pension plans. In 2024, we expect to make contributions of $1.6 to our foreign pension plans.
Estimated Future Benefit Payments — Following is a summary, as of December 31, 2023, of the estimated future benefit payments for our pension plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our non-funded plans. The expected benefit payments are estimated based on the same assumptions used at December 31, 2023 to measure our obligations.
Estimated future benefit payments:
(Domestic and foreign pension plans)

	Domestic Pension Benefits	Foreign Pension Benefits
2024	$23.0	$7.0
2025 (1)	28.0	39.4
2026	28.7	4.1
2027	27.2	4.4
2028	25.7	4.3
Subsequent five years	84.6	24.9
_________________________
(1) Payments for the foreign pension plans include amounts payable of $35.1 in connection with the Canadian Pension Plans wind-up mentioned above.
Obligations and Funded Status — The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. Our non-funded pension plans account for $46.3 of the current underfunded status, as these plans are not required to be funded. The following tables show the domestic and foreign pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Domestic Pension Plans		Foreign Pension Plans
	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation — beginning of year	$246.9	$335.4	$109.5	$182.4
Service cost	—	—	—	—
Interest cost	13.0	10.5	5.6	3.7
Actuarial (gains) losses	7.6	(66.4)	5.4	(52.7)
Settlements	—	(17.1)	—	—
Benefits paid	(21.8)	(15.5)	(6.6)	(6.9)
Foreign exchange and other	—	—	6.3	(17.0)
Projected benefit obligation — end of year	$245.7	$246.9	$120.2	$109.5

The actuarial gains and losses for all pension plans in 2023 and 2022 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

	Domestic Pension Plans		Foreign Pension Plans
	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets — beginning of year	$176.8	$260.4	$115.9	$193.6
Actual return on plan assets	10.9	(56.6)	6.9	(54.4)
Contributions (employer and employee)	5.4	5.6	1.8	1.0
Settlements	—	(17.1)	—	—
Benefits paid	(21.8)	(15.5)	(6.6)	(6.9)
Foreign exchange and other	—	—	6.2	(17.4)
Fair value of plan assets — end of year	$171.3	$176.8	$124.2	$115.9
Funded status at year-end	$(74.4)	$(70.1)	$4.0	$6.4
Amounts recognized in the consolidated balance sheets consist of:
Other assets	$1.9	$1.8	$4.1	$6.5
Accrued expenses	(5.1)	(5.1)	—	—
Other long-term liabilities	(71.2)	(66.8)	(0.1)	(0.1)
Net amount recognized	$(74.4)	$(70.1)	$4.0	$6.4
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service costs	$—	$—	$1.0	$1.0
The following is information about our pension plans that had accumulated benefit obligations in excess of the fair value of their plan assets at December 31, 2023 and 2022:

	Domestic Pension Plans		Foreign Pension Plans
	2023	2022	2023	2022
Projected benefit obligation	$241.1	$242.1	$0.1	$0.1
Accumulated benefit obligation	241.1	242.1	0.1	0.1
Fair value of plan assets	164.8	170.2	—	—
The accumulated benefit obligation for all domestic and foreign pension plans was $245.7 and $120.2, respectively, at December 31, 2023 and $246.9 and $109.5, respectively, at December 31, 2022.
Components of Net Periodic Pension Benefit (Income) Expense — Net periodic pension benefit (income) expense for our domestic and foreign pension plans included the following components:
Domestic Pension Plans

	Year ended December 31,
	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	13.0	10.5	8.4
Expected return on plan assets	(8.8)	(8.2)	(8.7)
Amortization of unrecognized prior service credits	—	(0.1)	(0.1)
Recognized net actuarial (gains) losses (1)	5.6	(1.6)	(4.2)
Total net periodic pension benefit (income) expense	$9.8	$0.6	$(4.6)
___________________________________________________________________
(1)Consists primarily of our reported actuarial (gains) losses, the difference between actual and expected returns on plan assets, and settlement losses.

Foreign Pension Plans

	Year ended December 31,
	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	5.6	3.7	3.4
Expected return on plan assets	(6.4)	(5.6)	(5.8)
Amortization of unrecognized prior service costs	—	0.1	—
Recognized net actuarial (gains) losses (1)	5.5	6.4	(1.8)
Total net periodic pension benefit (income) expense	$4.7	$4.6	$(4.2)
___________________________________________________________________
(1)Consists of our reported actuarial (gains) losses and the difference between actual and expected returns on plan assets.
Assumptions — Actuarial assumptions used in accounting for our domestic and foreign pension plans were as follows:

	Year ended December 31,
	2023	2022	2021
Domestic Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate (1)	5.54%	3.99%	2.35%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	5.23%	3.23%	3.22%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	5.18%	5.54%	2.83%
Rate of increase in compensation levels	N/A	N/A	N/A
Foreign Pension Plans
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	5.15%	2.19%	1.76%
Rate of increase in compensation levels	N/A	N/A	N/A
Expected long-term rate of return on assets	6.08%	3.44%	3.31%
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	4.83%	5.15%	2.19%
Rate of increase in compensation levels	N/A	N/A	N/A
___________________________________________________________________
(1) The discount rate for the year ended December 31, 2022 includes adjustments due to remeasurements in the U.S. Plan during the second and third quarters of 2022.
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
Employer Contributions and Future Benefit Payments — Our postretirement medical plans are unfunded and have no plan assets, but are instead funded by us on a pay-as-you-go basis in the form of direct benefit payments or policy premium payments. In 2023, we made benefit payments of $4.0 to our postretirement benefit plans. Following is a summary, as of December 31, 2023, of the estimated future benefit payments for our postretirement plans in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. The expected benefit payments are estimated based on the same assumptions used at December 31, 2023 to measure our obligations.

Postretirement Payments
2024	$3.7
2025	3.3
2026	3.0
2027	2.7
2028	2.5
Subsequent five years	9.1
Obligations and Funded Status — The following tables show the postretirement plans’ funded status and amounts recognized in our consolidated balance sheets:

	Postretirement Plans
	2023	2022
Change in projected postretirement benefit obligation:
Projected postretirement benefit obligation — beginning of year	$32.1	$51.7
Interest cost	1.4	1.1
Loss on settlement of retiree life insurance benefits	—	0.7
Actuarial (gains) losses	0.2	(7.0)
Transfer to insurance carrier for cash consideration	—	(10.0)
Benefits paid	(4.0)	(4.4)
Projected postretirement benefit obligation — end of year	$29.7	$32.1
Funded status at year-end	$(29.7)	$(32.1)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	$(3.6)	$(4.0)
Other long-term liabilities	(26.1)	(28.1)
Net amount recognized	$(29.7)	$(32.1)
Amount recognized in accumulated other comprehensive income (pre-tax) consists of — net prior service credits	$(7.2)	$(11.1)
The actuarial gains and losses for our postretirement benefit plans in 2023 and 2022 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
The net periodic postretirement benefit income included the following components:

	Year ended December 31,
	2023	2022	2021
Service cost	$—	$—	$—
Interest cost	1.4	1.1	1.0
Amortization of unrecognized prior service credits	(3.9)	(4.4)	(4.7)
Settlement loss (1)	—	0.7	—
Recognized net actuarial (gains) losses	0.2	(7.0)	(3.9)
Net periodic postretirement benefit income	$(2.3)	$(9.6)	$(7.6)
___________________________________________________________________
(1)Relates to the transfer of the retiree life insurance benefits obligation.

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2023	2022	2021
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.75%	7.00%	6.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2031	2027
Discount rate used in determining net periodic postretirement benefit expense (1)	5.50%	2.84%	2.00%
Discount rate used in determining year-end postretirement benefit obligation	5.16%	5.50%	2.56%
_______________________________________
(1) The discount rate for the year ended December 31, 2022 includes an adjustment due to a remeasurement in the Plans that took place in the first quarter of 2022.
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
Under the DC Plan, we contributed 0.127, 0.149 and 0.135 shares of our common stock to employee accounts in 2023, 2022 and 2021, respectively. Compensation expense is recorded based on the market value of shares as the shares are contributed to employee accounts. We recorded $9.8 in 2023, and $7.8 in 2022 and 2021, as compensation expense related to the matching contribution.
Certain collectively-bargained employees participate in the DC Plan with company contributions not being made in SPX common stock, although SPX common stock is offered as an investment option under these plans.
We also maintain a Supplemental Retirement Savings Plan (“SRSP”), which permits certain members of our senior management and executive groups to defer eligible compensation in excess of the amounts allowed under the DC Plan. We match a portion of participating employees’ deferrals to the extent allowable under the SRSP provisions. The matching contributions vest with the participant immediately. Our funding of the participants’ deferrals and our matching contributions are held in certain mutual funds (as allowed under the SRSP), as directed by the participant. The fair values of these assets, which totaled $14.0 and $13.8 at December 31, 2023 and 2022, respectively, are based on quoted prices in active markets for identical assets (Level 1). In addition, the assets under the SRSP are available to the general creditors in the event of our bankruptcy and, thus, are maintained on our consolidated balance sheets within “Other assets,” with a corresponding amount in “Other long-term liabilities” for our obligation to the participants. Lastly, these assets are accounted for as trading securities. During each of 2023, 2022 and 2021, we recorded compensation expense of $0.2 relating to our matching contributions to the SRSP.

(12)    Income Taxes
Income (loss) from continuing operations before income taxes and the (provision for) benefit from income taxes consisted of the following:

	Year ended December 31,
	2023	2022	2021
Income (loss) from continuing operations:
United States	$118.0	$(37.7)	$17.2
Foreign	68.3	64.8	52.7
	$186.3	$27.1	$69.9
Provision for income taxes:
Current:
United States	$(51.1)	$(18.9)	$(5.4)
Foreign	(15.7)	(9.8)	(6.9)
Total current	(66.8)	(28.7)	(12.3)
Deferred and other:
United States	21.3	17.2	0.8
Foreign	3.9	4.2	0.6
Total deferred and other	25.2	21.4	1.4
Total provision	$(41.6)	$(7.3)	$(10.9)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2023	2022	2021
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	3.5%	9.6%	0.4%
U.S. credits and exemptions	(2.1)%	(13.4)%	(20.4)%
Foreign earnings/losses taxed at different rates	0.6%	(9.7)%	12.6%
Nondeductible expenses	2.0%	7.7%	3.3%
Adjustments to uncertain tax positions	(0.6)%	(9.4)%	(2.4)%
Changes in valuation allowance (1)	(1.0)%	(19.6)%	47.9%
Share-based compensation	(1.0)%	(6.4)%	(1.8)%
Capital loss (1)	—%	—%	(42.5)%
Goodwill impairment and basis adjustments	—%	(3.9)%	7.3%
Statutory rate changes	—%	—%	2.1%
Adjustments to contingent consideration	—%	(0.9)%	(8.9)%
Non-deductible loss on Asbestos Portfolio Sale (2)	—%	53.7%	—%
Other	(0.1)%	(1.8)%	(3.0)%
	22.3%	26.9%	15.6%
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

(2) The income tax benefit associated with the loss of $73.9 on the Asbestos Portfolio Sale totaled $1.1.

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
NOL and credit carryforwards	$88.9	$77.3
Pension, other postretirement and postemployment benefits	26.8	26.1
Payroll and compensation	18.6	15.6
Legal, environmental and self-insurance accruals	23.4	15.7
Working capital accruals	20.0	17.5
Research and experimental expenditures	25.6	13.6
Other	4.3	8.1
Total deferred tax assets	207.6	173.9
Valuation allowance	(75.2)	(69.1)
Net deferred tax assets	132.4	104.8
Deferred tax liabilities:
Intangible assets recorded in acquisitions	159.4	84.5
Basis difference in affiliates	17.4	15.3
Accelerated depreciation	16.1	14.4
Other	9.0	16.2
Total deferred tax liabilities	201.9	130.4
	$(69.5)	$(25.6)
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
At December 31, 2023, we had $36.3 of federal, $174.7 of state, and $205.4 of foreign tax loss carryforwards available. We also had federal and state tax credit carryforwards of $9.3. Of these amounts, $14.2 expire in 2024 and $165.1 expire at various times between 2025 and 2043. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. Our valuation allowance increased by $6.1 in 2023 and decreased by $20.7 in 2022. The 2023 increase was primarily driven by the generation of certain attributes in foreign jurisdictions where we believe it is more likely than not that such attributes will not be realized.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year-to-year, and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2023, we had $286.6 of undistributed earnings of our foreign subsidiaries. The majority of these earnings have already been reinvested in our overseas businesses.  Further, we believe future domestic cash generation will be sufficient to meet future domestic cash needs.  For this reason, we have not recorded a provision for U.S. or foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts may become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of our foreign subsidiaries in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2023, we had gross and net unrecognized tax benefits of $2.2. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized. Similarly, at December 31, 2022 and 2021, we had gross unrecognized tax benefits of $4.5 (net unrecognized tax benefits of $4.0) and $7.1 (net unrecognized tax benefits of $6.4), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision/benefit. As of December 31, 2023, gross and net accrued interest totaled $1.3, while the related amounts as of December 31, 2022 and 2021 were $1.9 (net accrued interest of $1.7) and $2.6 (net accrued interest of $2.2), respectively. Our income tax provision for the years ended December 31, 2023, 2022, and 2021 included gross interest income of $0.2, $0.6, and $1.0, respectively, resulting from adjustments to our liability for uncertain tax positions. As of December 31, 2023, 2022, and 2021, we had no accrual for penalties included in our unrecognized tax benefits.
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
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefit — opening balance	$4.5	$7.1	$13.6
Gross increases — tax positions in prior period	—	—	0.7
Gross decreases — tax positions in prior period	(1.1)	(0.7)	(6.4)
Gross increases — tax positions in current period	0.1	0.1	0.2
Settlements	(1.0)	—	—
Statute expirations	(0.3)	(1.9)	(1.1)
Change due to foreign currency exchange rates	—	(0.1)	0.1
Unrecognized tax benefit — ending balance	$2.2	$4.5	$7.1
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and is assessing the impact thereof. As of December 31, 2023, we believe the implementation of these rules will not have a material impact on our financial results.
Other Tax Matters
During 2023, our income tax provision was impacted most significantly by (i) $2.3 of tax benefits related to changes in our estimate of valuation allowances recognized against certain deferred tax assets as we now expect to realize these deferred tax assets, (ii) $1.8 of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the period, and (iii) $1.1 of tax benefits related to revisions to liabilities for uncertain tax positions.

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
In 2021, the Internal Revenue Service (“IRS”) concluded its audit of our 2013, 2014, 2015, 2016 and 2017 federal income tax returns. In connection with such, we recorded a tax benefit of $2.2 during the year ended December 31, 2021 related to the resolution of certain liabilities for uncertain tax positions and interest associated with various refund claims. We are not currently under examination by the Internal Revenue Service and the statue of limitations has closed for 2018 and 2019. We believe any contingencies in open years are adequately provided for.
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
An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the period in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.
(13) Indebtedness
The following summarizes our debt activity (both current and non-current) for the year ended December 31, 2023:

	December 31, 2022	Borrowings	Repayments	Other (6)	December 31, 2023
Revolving loans(1)	$—	$569.1	$(569.1)	$—	$—
Term loans (2)(3)	244.3	300.0	(3.4)	(1.0)	539.9
Trade receivables financing arrangement (4)	—	178.0	(162.0)	—	16.0
Other indebtedness (5)	2.5	0.3	(0.7)	0.3	2.4
Total debt	246.8	$1,047.4	$(735.2)	$(0.7)	558.3
Less: short-term debt	1.8				17.9
Less: current maturities of long-term debt	2.0				17.3
Total long-term debt	$243.0				$523.1
_____________________________________________________________

(1)The revolving loan facility was utilized as the initial funding mechanism for the TAMCO and ASPEQ acquisitions and was repaid with the funds borrowed on the Incremental Term Loan (see additional discussion below) and cash generated from operations.

(2)As noted below, we amended our senior credit agreement on April 21, 2023, with the amendment making available an incremental term loan facility (“Incremental Term Loan”) in the amount of $300.0. The proceeds from the Incremental Term Loan were primarily used to fund the acquisition of ASPEQ.

(3)The term loans are repayable in quarterly installments equal to 0.625% of the initial term loan balances of $545.0, beginning in December 2023 and in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.7 and $0.7 at December 31, 2023 and December 31, 2022, respectively.

(4)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At December 31, 2023, we had $44.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $16.0.
(5)Primarily includes balances under a purchase card program of $1.9 and $1.8 and finance lease obligations of $0.5 and $0.7 at December 31, 2023 and December 31, 2022, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(6)“Other” includes the impact of amortization of debt issuance costs associated with the term loans. During the second quarter of 2023 we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan.
Maturities of long-term debt payable during each of the five years subsequent to December 31, 2023 are $17.3, $27.4, $27.4, $470.0, and $0.0, respectively.
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

The credit facilities (the “Senior Credit Facilities”) under the Credit Agreement consist of the following at December 31, 2023 (each with a final maturity of August 12, 2027):

•Term loan facilities in an aggregate principal amount of $545.0 ($245.0 and $300.0 related to our original term loan and the Incremental Term Loan, respectively);

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

•Allows SPX to seek additional commitments, without consent from the existing lenders, to add incremental term loan facilities and/or increase the commitments in respect of the revolving credit facility and/or the bilateral foreign credit instrument facility by up to an aggregate principal amount not to exceed (x) the greater of (i) $200.0 and (ii) the amount of Consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before the date of determination, plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (defined in the Credit Agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of unrestricted cash and cash equivalents) at the date of determination secured by liens to Consolidated EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00, plus (z) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the revolving credit facility and foreign credit instrument facility; and

•Establishes per annum fees charged and applies interest rate margins to all the credit facilities under the Credit Agreement, other than the Incremental Term Loan, as follows:

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
The weighted-average interest rate of outstanding borrowings under our Senior Credit Facilities was approximately 6.9% at December 31, 2023.
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
At December 31, 2023, we had $489.2 of available borrowing capacity under our revolving credit facilities, after giving effect to $10.8 reserved for outstanding letters of credit. In addition, at December 31, 2023, we had $13.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $11.6 reserved for outstanding letters of credit.
At December 31, 2023, we were in compliance with all covenants of our Credit Agreement.
As mentioned previously, during the second quarter of 2023, we capitalized $1.3 of debt issuance costs associated with the Incremental Term Loan. In connection with an August 2022 amendment of the Credit Agreement, we recorded charges of $1.1 to “Loss on amendment/refinancing of senior credit agreement” related to the write-off of a portion of the unamortized deferred financing costs totaling $0.7 and transaction costs of $0.4. Additionally, $1.5 of fees paid in connection with the August 2022 amendment were capitalized, with $1.2 related to our revolving loans and $0.3 related to the initial term loan. During 2021, we reduced the issuance capacity of our then-existing foreign credit instrument facilities resulting in a charge of $0.2 to “Loss on amendment/refinancing of senior credit agreement” associated with the write-off of unamortized deferred financing costs.
Other Borrowings and Financing Activities
Certain of our businesses purchase goods and services under a purchase card program allowing for payment beyond their normal payment terms. As of December 31, 2023 and 2022, the participating businesses had $1.9 and $1.8, respectively, outstanding under this arrangement.
We are party to a trade receivables financing agreement, whereby we can borrow, on a continuous basis, up to $60.0. Availability of funds may fluctuate over time given, among other things, changes in eligible receivable balances, but will not exceed the $60.0 program limit. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business.
In addition, we maintain uncommitted line of credit facilities in China and South Africa available to fund operations in these regions, when necessary, and at the discretion of the lender. At December 31, 2023, the aggregate amount of borrowing capacity under these facilities was $20.0, while there were no borrowings outstanding.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. The Company has the ability to monetize its investment in the COLI policies as an additional source of liquidity. At December 31, 2023, the Company had not monetized any of its existing COLI policies’ cash surrender value. See Note 1 for additional details of the COLI policies.
(14) Derivative Financial Instruments and Concentrations of Credit Risk
Interest Rate Swaps
We previously maintained interest rate swap agreements that matured in March 2021 and effectively converted borrowings under our senior credit facilities to a fixed rate of 2.535%, plus the applicable margin.

In 2020 we entered into additional interest swap agreements (“Swaps”). The Swaps have a remaining notional amount of $218.8, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated, and are accounting for, our Swaps as cash flow hedges.

In connection with an August 2022 amendment of the Credit Agreement, the Swaps were amended to be based on SOFR as opposed to LIBOR. As mentioned in Note 3, we applied the optional expedient per ASU No. 2020-04, No. 2021-01, and 2022-06 and, thus, continue to designate and account for our interest rate swap agreements as cash flow hedges. As of December 31, 2023 and 2022, the unrealized gain, net of tax, recorded in AOCI was $5.7 and $11.0, respectively. In addition, the fair value of our interest rate swap agreements was $7.5 (with $7.5 recorded as a current asset) as of December 31, 2023, and $14.7 (with $8.7 recorded as a current asset and $6.0 as a non-current asset) as of December 31, 2022. Changes in fair value of our interest rate swap agreements are reclassified into earnings as a component of interest expense when the forecasted transaction impacts earnings.
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
We had FX forward contracts with an aggregate notional amount of $9.4 and $6.9 outstanding as of December 31, 2023 and 2022, respectively, with all of the $9.4 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at December 31, 2023 and 2022.
In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.3, which is included within “Assets of DBT and Heat Transfer” on the consolidated balance sheet as of December 31, 2023, all of which are scheduled to mature within one year. Refer to Note 4 for additional details.

Commodity Contracts
For our Transformer Solutions business, we historically entered into commodity contracts to manage the exposure on forecasted purchases of commodity raw materials. As discussed in Note 1, on October 1, 2021, we completed the sale of Transformer Solutions, which has been presented within discontinued operations. Immediately prior to the sale, we extinguished the existing commodity contracts and reclassified from AOCI a net loss of $0.6 to “Gain (loss) on disposition of discontinued operations, net of tax” within our consolidated statement of operations for the year ended December 31, 2021. Prior to extinguishment, we designated and accounted for these contracts as cash flow hedges and the change in fair value was included in AOCI. We reclassified amounts associated with our commodity contracts out of AOCI when the forecasted transaction impacted earnings.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, and interest rate swaps and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
(15) Contingent Liabilities and Other Matters
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property and competitive claims), environmental matters, product liability matters (which, prior to the Asbestos Portfolio Sale, were predominately associated with alleged exposure to asbestos-containing materials), and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.9 and $39.5 at December 31, 2023 and 2022, respectively. Of these amounts, $29.4 and $30.8 are included in “Other long-term liabilities” within our consolidated balance sheets at December 31, 2023 and 2022, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealings in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded to “Other operating (income) expense, net” within the consolidated statement of operations for the year ended December 31, 2023.

Asbestos Matters

As indicated in Note 1, we completed the Asbestos Portfolio Sale on November 1, 2022, which resulted in the divestiture of three wholly-owned subsidiaries that hold asbestos liabilities and certain assets, including related insurance assets. As a result of this transaction, all asbestos obligations and liabilities and related insurance assets have been removed from our consolidated balance sheets effective November 12, 2022. During the years ended December 31, 2022 and 2021 our (receipts) payments for asbestos-related claims, net of respective insurance recoveries of $31.6 and $53.9, were $20.1, and $(0.3), respectively. The year ended December 31, 2021 includes insurance proceeds of $15.0, associated with the settlement of an asbestos insurance coverage matter.
During the years ended December 31, 2022 and 2021, we recorded charges of $24.2 and $51.2, respectively, as a result of changes in estimates associated with the liabilities and assets related to asbestos-related claims. Of these charges, $18.8 and $48.6 were reflected in “Income from continuing operations before income taxes” for the years ended December 31, 2022 and 2021, respectively, and $5.4 and $2.6, respectively, were reflected in “Gain (loss) on disposition of discontinued operations, net of tax.”
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. Since substantial completion of the works, DBT’s remaining responsibilities related largely to resolution of various claims, primarily between itself and MHI, the remaining prime contractor. As noted below, SPX and DBT entered into a Settlement Agreement with MHI during the third quarter of 2023. Prior to the Settlement Agreement, DBT had asserted claims against MHI of approximately South African Rand 1,000.0 (or $54.4) and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. Although it was reasonably possible that some loss may have been incurred in connection with these claims (which totaled approximately South African Rand 2,815.2 or $153.2), we were unable to estimate the potential loss or range of potential loss associated with these claims due to the (i) lack of support provided by MHI for these claims; (ii) complexity of contractual relationships between the end customer, MHI, and DBT; (iii) legal interpretation of the contract provisions and application of South African law to the contracts; and (iv) unpredictable nature of any dispute resolution processes that may have occurred in connection with these claims. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including favorable arbitration rulings during 2023 related to awards for (i) costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) during the first quarter of 2023 and (ii) recovery of legal costs related to arbitration proceedings of $6.8 during the second quarter of 2023, with such amounts recorded within “Gain (loss) on disposition of discontinued operations, net of tax.”

Resolution of Remaining Prime Contractor Claims - We have invested, and would have continued to invest, significant management and financial resources to defend and pursue the above matters. On September 5, 2023, SPX Technologies and DBT entered into the Settlement Agreement with MHI to affect the negotiated resolution of all outstanding claims between the parties with respect to the large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 4 for additional details.

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

On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration linked to certain operating performance milestones totaling $15.0. If successful with their claim the plaintiff is also eligible to recover prejudgment interest and attorney's fees. We have defenses against the claim and, thus, while we do not believe we have a probable loss associated with the claim, it is reasonably possible we may incur a loss associated with it.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites, that we own or control, as of December 31, 2023 (17 sites as of December 31, 2022). In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of December 31, 2023 and December 31, 2022, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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
(16) Stockholders’ Equity and Long-Term Incentive Compensation
Income Per Share
The following table sets forth the computations of the components used for the calculation of basic and diluted income per share:

	Year ended December 31,
	2023	2022	2021
Numerator:
Income from continuing operations	$144.7	$19.8	$59.0
Income (loss) from discontinued operations, net of tax	$(54.8)	$(19.6)	$366.4
Denominator:
Weighted-average number of common shares used in basic income per share	45.545	45.345	45.289
Dilutive securities — Employee stock options and restricted stock units	1.067	0.876	1.206
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.612	46.221	46.495
For the years ended December 31, 2023, 2022, and 2021, 0.179, 0.240, and 0.245, respectively, of unvested restricted stock units were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years. For the years ended December 31, 2023, 2022, and 2021, 0.512, 0.695, and 0.627, respectively, of outstanding stock options were excluded from the computation of diluted earnings per share as the assumed proceeds for these instruments exceeded the average market value of the underlying common stock for the related years.
Common Stock and Treasury Stock
On May 9, 2023, and May 10, 2022, our Board of Directors re-authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our Credit Agreement. Pursuant to this authorization, during the second quarter of 2022, we repurchased 0.707 shares of our common stock for aggregate cash payments of $33.7. As of December 31, 2023, the maximum approximate amount of our common stock that may be purchased under this authorization is $100.0.

At December 31, 2023, we had 200.0 authorized shares of common stock (par value $0.01). Common shares issued, treasury shares and shares outstanding are summarized in the table below.

	Common Stock Issued	Treasury Stock	Shares Outstanding
Balance at December 31, 2020	52.705	(7.673)	45.032
Restricted stock units	—	0.130	0.130
Other	0.306	—	0.306
Balance at December 31, 2021	53.011	(7.543)	45.468
Restricted stock units	—	0.191	0.191
Share repurchases	—	(0.707)	(0.707)
Other	0.340	—	0.340
Balance at December 31, 2022	53.351	(8.059)	45.292
Restricted stock units	—	0.115	0.115
Other	0.268	—	0.268
Balance at December 31, 2023	53.619	(7.944)	45.675
Long-Term Incentive Compensation
On May 9, 2019, our stockholders approved our 2019 Stock Compensation Plan (the “2019 Plan”) which replaced our 2002 Stock Compensation Plan, as amended in 2006, 2011, 2012 and 2015 (the “Prior Plan”). As a result of the approval of the 2019 Plan, no further awards were permitted to be made under the Prior Plan. Up to 3.597 shares of our common stock were available for grant at December 31, 2023 under the 2019 Plan. The 2019 Plan permits the issuance of new shares or shares from treasury upon the exercise of options, vesting of time-based restricted stock units (“RSU’s”) and performance stock units (“PSU’s”). Each RSU and PSU granted reduces availability by two shares. Similar awards were permitted to be granted under the Prior Plan before the approval of the 2019 Plan.
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
We grant RSU’s to non-employee directors under the 2019 Plan. The 2023, 2022 and 2021 grants to non-employee directors generally vest over a 1 year-period, with the 2023 grants of 0.014 RSU’s scheduled to vest in their entirety immediately prior to the annual meeting of stockholders in May 2024.
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
The recognition of compensation expense for share-based awards, including stock options, is based on their grant date fair values. The fair value of each award is amortized over the lesser of the award’s requisite or derived service period, which is generally up to three years. Compensation expense within income from continuing operations related to PSU’s, RSU’s and stock options totaled $13.4, $10.9 and $12.9 for the years ended December 31, 2023, 2022 and 2021, respectively, with the related tax benefit being $2.3, $1.7 and $2.2 for the years ended December 31, 2023, 2022 and 2021, respectively.
In years prior to 2019, annual long-term cash awards were granted to executive officers and other members of senior management. These awards were eligible to vest at the end of a three-year performance measurement period, with performance based on our achievement of a target segment income amount over the three-year measurement period. Long-term incentive compensation expense for 2023, 2022, and 2021 included $0.0, $0.0 and $(0.1), respectively, associated with long-term cash awards.

We use the Monte Carlo simulation model valuation technique to determine fair value of our restricted stock awards that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU. We issued PSU’s to eligible participants on March 1, 2023, 2022, and 2021. We used the following assumptions in determining the fair value of these awards:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-Free Interest Rate	Correlation Between Total Shareholder Return for SPX and the Applicable S&P Index
March 1, 2023
SPX	35.72%	—%	4.60%	57.87%
Peer group within S&P 600 Capital Goods Index	43.92%	n/a	4.60%
March 1, 2022
SPX	43.04%	—%	1.44%	62.44%
Peer group within S&P 600 Capital Goods Index	50.98%	n/a	1.44%
March 1, 2021
SPX	42.88%	—%	0.25%	60.24%
Peer group within S&P 600 Capital Goods Index	51.25%	n/a	0.25%
Annual expected stock price volatility is based on the three-year historical volatility. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the one-year through three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the PSU and RSU activity from December 31, 2020 through December 31, 2023:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
December 31, 2020	0.644	$42.32
Granted	0.243	57.24
Vested	(0.219)	37.40
Forfeited	(0.032)	53.69
December 31, 2021	0.636	49.14
Granted	0.307	48.72
Vested	(0.332)	44.16
Forfeited	(0.081)	53.41
December 31, 2022	0.530	51.38
Granted	0.175	72.35
Vested	(0.190)	51.38
Forfeited	(0.005)	59.92
December 31, 2023	0.510	$58.53
As of December 31, 2023, there was $10.9 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
On March 1, 2023, 2022, and 2021, we granted stock options totaling 0.074, 0.105, and 0.105, respectively. The exercise price per share of these options is $71.93, $48.97, and $58.34, respectively, and the maximum contractual term of these options is ten years.

The fair value of each stock option granted on March 1, 2023, 2022, and 2021 was $31.20, $19.33, and $23.49, respectively. The fair value of each option grant was estimated using a Black-Scholes option-pricing model with the following assumptions:

	March 1, 2023	March 1, 2022	March 1, 2021
Annual expected stock price volatility	37.15%	38.62%	41.15%
Annual expected dividend yield	—%	—%	—%
Risk-free interest rate	4.18%	1.61%	0.91%
Expected life of stock option (in years)	6.0	6.0	6.0
Annual expected stock price volatility for the March 1, 2023, 2022, and 2021 grants were based on a weighted average of SPX’s stock volatility since the Spin-Off and an average of the most recent six-year historical volatility of a peer company group. There is no annual expected dividend yield as we discontinued dividend payments in 2015 and do not expect to pay dividends for the foreseeable future. The average risk-free interest rate is based on the five-year and seven-year treasury constant maturity rates. The expected option life is based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
The following table shows stock option activity from December 31, 2020 through December 31, 2023.

	Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	1.419	$23.21
Exercised	(0.123)	15.82
Forfeited	(0.008)	50.11
Granted	0.105	58.34
Options outstanding at December 31, 2021	1.393	26.35
Exercised	(0.191)	26.64
Forfeited	(0.043)	51.32
Granted	0.127	50.14
Options outstanding at December 31, 2022	1.286	27.82
Exercised	(0.141)	26.47
Forfeited	—	—
Granted	0.076	71.71
Options outstanding at December 31, 2023	1.221	$30.70

As of December 31, 2023, 1.047 of the above stock options were exercisable and there was $1.6 of unrecognized compensation cost related to the outstanding stock options. We expect this cost to be recognized over a weighted-average period of 2.0 years.

Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2023 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at December 31, 2022	$239.1	$11.0	$7.4	$257.5
Other comprehensive income before reclassifications	11.9	1.5	—	13.4
Amounts reclassified from accumulated other comprehensive income	—	(6.8)	(3.0)	(9.8)
Current-period other comprehensive income (loss)	11.9	(5.3)	(3.0)	3.6
Balance at December 31, 2023	$251.0	$5.7	$4.4	$261.1
__________________________________________________________________
(1) Net of tax provision of $1.8 and $3.7 as of December 31, 2023 and 2022, respectively.
(2) Net of tax provision of $1.8 and $2.7 as of December 31, 2023 and 2022, respectively. The balances as of December 31, 2023 and 2022 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive income, net of tax, for the year ended December 31, 2022 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges (1)	Pension and Postretirement Liability Adjustment (2)	Total
Balance at December 31, 2021	$252.7	$0.5	$10.7	$263.9
Other comprehensive income (loss) before reclassifications	(13.6)	11.7	0.1	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	(1.2)	(3.4)	(4.6)
Current-period other comprehensive income (loss)	(13.6)	10.5	(3.3)	(6.4)
Balance at December 31, 2022	$239.1	$11.0	$7.4	$257.5
__________________________________________________________________
(1) Net of tax provision of $3.7 and $0.1 as of December 31, 2022 and 2021, respectively.
(2) Net of tax provision of $2.7 and $3.7 as of December 31, 2022 and 2021, respectively. The balances as of December 31, 2022 and 2021 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated comprehensive income for the years ended December 31, 2023 and 2022:

	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations
	Year ended December 31,
	2023	2022
Gains on qualifying cash flow hedges:
FX forward contracts	$—	$(0.1)	Revenues
Swaps	(9.3)	(1.5)	Interest expense
Pre-tax	(9.3)	(1.6)
Income taxes	2.5	0.4
	$(6.8)	$(1.2)
Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(3.9)	$(4.4)	Other income (expense), net
Income taxes	0.9	1.0
	$(3.0)	$(3.4)
Common Stock in Treasury
During the years ended December 31, 2023, 2022, and 2021, “Common stock in treasury” was decreased by the settlement of restricted stock units, net of recipient tax withholdings, issued from treasury stock of $6.6, $12.1 and $7.7, respectively. During the year ended December 31, 2022, “Common stock in treasury” was increased by the previously mentioned repurchase of our common stock for aggregate cash payments of $33.7.
Preferred Stock
None of our 3.0 shares of authorized no par value preferred stock was outstanding at December 31, 2023, 2022 or 2021.

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
Valuation Methods Used to Measure Fair Value on a Non-Recurring Basis
Parent Guarantees and Bonds Associated with Balcke Dürr — In connection with the 2016 sale of Balcke Dürr, existing parent company guarantees and bank surety bonds, which totaled approximately Euro 79.0 and Euro 79.0, respectively, remained in place at the time of sale. These guarantees and bonds provided protections for Balcke Dürr customers in regard to advance payments, performance, and warranties on projects in existence at the time of sale. In addition, certain bonds related to lease obligations and foreign tax matters in existence at the time of sale. Balcke Dürr and the acquirer of Balcke Dürr provided us an indemnity in the event that any of the bonds were called or payments were made under the guarantees. In connection with the sale, we recorded a liability for the estimated fair value of the guarantees and bonds for the estimated fair value of the cash collateral and indemnities provided. As of December 31, 2021, the guarantees had expired and bonds had been returned. Summarized below is the liability along with the change in the liability during 2021.

Year ended
December 31, 2021
Guarantees and Bonds Liability
Balance at beginning of year	$1.8
Reduction/Amortization for the period (1)	(1.7)
Impact of changes in foreign currency rates	(0.1)
Balance at end of period	$—
___________________________
(1) We reduced the liability generally at the earlier of the completion of the related underlying project milestones or the expiration of the guarantees or bonds. We recorded the reduction of the liability to “Other income (expense), net.”
Contingent Consideration for the Sensors & Software, ECS, and ULC Acquisitions — In connection with the acquisition of Sensors & Software in 2020, the sellers were eligible for additional cash consideration of up to $3.8, with payment of such contingent consideration dependent upon the achievement of certain milestones. The fair value of contingent consideration totaled $1.3, and was paid during 2022.

In connection with the acquisition of ECS in 2021, the seller was eligible for additional cash consideration of up to $16.0, with payment of such contingent consideration dependent upon the achievement of certain milestones. During 2021, we concluded that the probability of achieving the financial performance milestones had lessened due to a delay in the execution of certain large orders, resulting in a reduction of the contingent fair value/liability of $6.7. During the first and second quarters of 2022, we concluded the probability of achieving the financial performance milestones had lessened due to additional delays in the execution of certain large orders. Thus, during 2022 we reduced the fair value/liability by $1.3, with such amounts recorded to “Other operating income (expense), net.” The estimated fair value of such contingent consideration was $0.0 at December 31, 2023 and December 31, 2022 as we determined no additional cash consideration was due to the seller.

As it relates to the ULC acquisition, and as indicated in Note 10, we concluded during the third quarter of 2021 that the operating and financial milestones related to the ULC contingent consideration were not achieved, resulting in the reversal of the related liability of $24.3.

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

As of December 31, 2023, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements.

During the years ended December 31, 2023, 2022, and 2021, we recorded gains (losses) of $3.6, $(3.0) and $11.8, respectively, to “Other income (expense), net” related to changes in the estimated fair value of such equity security. As of December 31, 2023 and 2022, the equity security had an estimated fair value of $39.4 and $35.8, respectively, recorded in “Other assets” on the consolidated balance sheets. We are restricted from transferring this investment without approval of the manager of the investee.
Indebtedness — The estimated fair value of our debt instruments as of December 31, 2023 and December 31, 2022 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 13 for further details.
(18) Subsequent Events
On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for net cash consideration of CAD 398.8 (or $295.7 at the time of payment) which was funded through borrowings on our revolving credit facilities under our Credit Agreement. The post-acquisition results of Ingénia will be reflected within our HVAC reportable segment.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management excluded from its assessment of internal control over financial reporting as of December 31, 2023, the internal control over financial reporting of TAMCO and ASPEQ, which were acquired on April 3, 2023 and June 2, 2023, respectively. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets (excluding goodwill and intangible assets, which are included within the scope of our assessment) and revenues of both TAMCO and ASPEQ represented 3.3% and 5.7% of our consolidated total assets and revenues, respectively, at and for the year ended December 31, 2023. See a discussion of these acquisitions in Note 1 to our consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(d)) during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of SPX Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at T. A. Morrison & Co. Inc. (“TAMCO”) and ASPEQ Heating Group (“ASPEQ”), which were acquired on April 3, 2023, and June 2, 2023, respectively and whose aggregate total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) and aggregate revenues constitute approximately 3.3% and 5.7%, respectively, of the related amounts in the Company’s consolidated financial statements as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at TAMCO and ASPEQ.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 22, 2024

ITEM 9B. Other Information
No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended December 31, 2023.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

P A R T    I I I
ITEM 10. Directors, Executive Officers and Corporate Governance
a)Directors of the company.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)Executive Officers of the company.
Eugene J. Lowe, III, 55, President and Chief Executive Officer and a member of the Board of Directors since September 2015. Mr. Lowe joined SPX in 2008, was appointed an officer of the company in December 2014, and previously served as President, Thermal Equipment and Services from February 2013 to September 2015, President, Global Evaporative Cooling from March 2010 to February 2013, and Vice President of Global Business Development and Marketing, Thermal Equipment and Services from June 2008 to March 2010. Prior to joining SPX, Mr. Lowe held positions with Milliken & Company, Lazard Technology Partners, Bain & Company, and Andersen Consulting.

Mark A. Carano, 54, Vice President, Chief Financial Officer and Treasurer since January 2023. Mr. Carano joined SPX from Insteel Industries Inc., where he served as Senior Vice President and Chief Financial Officer for two years. Mr. Carano was the Chief Financial Officer for Big River Steel from 2019 to 2020. Before joining Big River Steel in 2019, Mr. Carano spent six years with Babcock & Wilcox Enterprises, Inc., where he served most recently as Senior Vice President, Finance & Controller, for the Industrial Segment. His career with Babcock & Wilcox included roles as Senior Vice President, Corporate Development, Strategy and Corporate Treasurer. Before joining the industrial sector, Mr. Carano held executive roles within the financial services providers including Bank of America, Deutsche Bank and First Union Securities. He began his career with FMI, a consulting and trade organization.

J. Randall Data, 58, President, Heating and Global Operations since August 2015 and was appointed an officer of the company in September 2015. Prior to joining SPX, Mr. Data spent over 27 years with The Babcock & Wilcox Company. Most recently, he was President and Chief Operating Officer of Babcock & Wilcox Power Generation Group, Inc., a subsidiary of The Babcock & Wilcox Company, from April 2012 to July 2015. While at The Babcock & Wilcox Company, Mr. Data held numerous leadership positions in the global operations of the steam generating and environmental equipment businesses.

Sean McClenaghan, 58, became President of the HVAC Segment in early 2024. Prior to this role, Mr. McClenaghan served as President, Global Cooling since September 2022. Mr. McClenaghan joined SPX from Reliance Worldwide Corporation (“RWC”) where he served as Chief Executive Officer for the Americas business for 8 years. Before joining RWC in 2014, Mr. McClenaghan spent over fifteen years in various strategic consulting and business development roles with McKinsey & Company, CHB Capital Partners, and Egon Zehnder. He began his career with DuPont holding positions ranging from Process Control Design Engineer to Plant Manager to Global Business Manager. He received an MBA from Harvard University and a Bachelor of Chemical Engineering from The Georgia Institute of Technology. Mr. McClenaghan is a member of the Board of Directors for Sto Corp.

John W. Nurkin, 54, Vice President, General Counsel and Secretary since September 2015. Mr. Nurkin joined SPX in 2005, was appointed an officer of the company in September 2015, and previously served as Segment General Counsel, Industrial Products and Services and Corporate Commercial from September 2013 to September 2015, Vice President of New Venture Development and Assistant General Counsel from January 2011 to September 2013, Segment General Counsel, Industrial Products and Services from January 2007 to January 2011, and Group General Counsel, Industrial Products and Services from October 2005 to January 2007. Prior to joining SPX, Mr. Nurkin was a partner at the law firm of Moore & Van Allen.

John W. Swann, III, 53, became President of the Detection & Measurement Segment in late 2022. Prior to this role, he served as President, Weil-McLain and Marley Engineered Products since August 2013, President, Radiodetection since September 2015 and President, Heating and Location & Inspection since 2018. Mr. Swann joined SPX in 2004, was appointed an officer of the company in September 2015, and previously served as President, Hydraulic Technologies from January 2011 to August 2013, Vice President of New Venture Development from February 2010 to January 2011, and Director of Business Development from August 2004 to February 2010. Prior to joining SPX, Mr. Swann held positions with PricewaterhouseCoopers and Andersen Business Consulting.

NaTausha H. White, 52, Vice President and Chief Human Resources Officer since April 2015 and was appointed an officer of the company in September 2015. Ms. White returned to SPX in April 2015 after serving as the Vice President of Human Resources for Integrated Network Solutions at Harris Corporation from June 2013 to April 2015. Prior to that, she was responsible for the Human Resources function at SPX’s Global Evaporative Cooling business from July 2012 to June 2013. From 2006 to 2012, she served in various human resources leadership positions within United

Technologies Corporation. Ms. White began her career at Georgia-Pacific Corporation, spending 12 years in a variety of human resource management roles.
c)Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.
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
e)Information regarding our Audit Committee and Governance and Sustainability Committee is set forth in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.

ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Executive Compensation” (other than the information appearing under the heading “Pay Versus Performance”) and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2024.

SPX TECHNOLOGIES, INC. (Registrant)
By	/s/ MARK A. CARANO
Mark A. Carano Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of February, 2024.

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
/s/ WAYNE M. MCLAREN
Wayne M. McLaren Vice President, Chief Accounting Officer and Corporate Controller

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

2.5	—
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

10.4	—
Incremental Facility Activation Notice dated as of April 21, 2023 among SPX Enterprises, LLC, as the U.S. Borrower, Bank of America, N.A., as the Administrative Agent, and the 2023 Incremental Term Loan Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2023 (File no. 1-6948).

†10.5	—
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on September 28, 2015 (File no. 1-6948).

*†10.6	—
SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to Appendix E of the definitive proxy statement of SPX Corporation for its 2006 Annual Meeting of Stockholders, filed April 3, 2006 (File no. 1-6948).

*†10.07	—
Amendment to the SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference to the Quarterly Report on Form 10-Q of SPX Corporation for the quarter ended September 30, 2006 (File no. 1-6948).

*10.08	—
Form of Restricted Stock Agreement under the SPX 2006 Non-Employee Directors’ Stock Incentive Plan, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2010 (File no. 1-6948).

*†10.09	—
SPX 2019 Stock Compensation Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2019 Annual Meeting of Stockholders, filed March 28, 2019 (File no. 1-6948).

*10.10	—
Form of Performance-Based Restricted Stock Unit Agreement (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.11	—
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

*10.14	—
Form of Time-Based Restricted Stock Unit Agreement for Non-Employee Directors (Pre-August 2022) under the SPX 2019 Stock Compensation Plan, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on May 10, 2019 (File no. 1-6948).

*10.15	—
Form of Time-based Restricted Stock Unit Award Agreement under the SPX 2019 Stock Compensation Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.16	—
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

*†10.21	—
SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2015 Annual Meeting of Stockholders, filed March 26, 2015 (File no. 1-6948).

*†10.22	—
Amendment of the SPX 2002 Stock Compensation Plan (As Amended and Restated Effective May 8, 2015), effective as of February 21, 2017, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2016 (File no. 1-6948).

*†10.23	—
SPX Executive Annual Bonus Plan, incorporated by reference to Appendix A of the definitive proxy statement of SPX Corporation for its 2016 Annual Meeting of Stockholders, filed April 12, 2016 (File no. 1-6948).

*†10.24	—
SPX Executive Long-Term Disability Plan, as Amended and Restated Effective July 1, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*†10.25	—
SPX Life Insurance Plan for Key Managers, as Amended and Restated September 26, 2015, incorporated by reference from the Annual Report on Form 10-K of SPX Corporation for the year ended December 31, 2017 (File no. 1-6948).

*10.26	—
SPX Supplemental Retirement Savings Plan (as amended and restated effective August 15, 2022), incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on November 2, 2022 (File no. 1-6948).

*10.27	—
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

*10.29	—	Employment Agreement between Eugene Joseph Lowe, III and SPX Corporation, incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).

*10.30	—
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

*10.32	—
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

*10.34	—	Form of Severance Benefit Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.35	—	Form of Change of Control Agreement (Pre-August 2022), incorporated by reference from the Current Report on Form 8-K of SPX Corporation filed on October 1, 2015 (File no. 1-6948).
*10.36	—
Form of Amendment to Confidentiality Agreement, Severance Benefit Agreement and Change of Control Agreement between SPX Enterprises, LLC and certain officers of SPX Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

*10.37	—	Form of Change-in Control Agreement, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.38	—	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).
*10.39	—	Form of Officer Severance Benefit Agreement, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended October 1, 2022 (File no. 1-6948).

21.1	—	Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
31.1	—	Rule 13a-14(a) Certification.
31.2	—	Rule 13a-14(a) Certification.
32.1	—	Section 1350 Certifications.
97.1	—	Dodd-Frank Clawback Policy
101.INS	—	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data File submitted as (Exhibit 101.1)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.
† Pursuant to the Plan of Merger dated as of August 11, 2022 among SPX Corporation, SPX Technologies, Inc., and SPX Merger, LLC, on August 15, 2022, SPX Technologies, Inc. assumed the sponsorship and obligations thereunder as successor to SPX Corporation.