Form 10-Q
period 2024-03-30
SPX Technologies, Inc.
filed 2024-05-03
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024

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
Common shares outstanding April 26, 2024, 46,230,643

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 30, 2024	April 1, 2023
Revenues	$465.2	$399.8
Costs and expenses:
Cost of products sold	282.3	249.9
Selling, general and administrative	102.9	93.8
Intangible amortization	14.8	6.3
Special charges, net	0.6	—
Operating income	64.6	49.8

Other income (expense), net	(4.0)	2.5
Interest expense	(9.8)	(2.4)
Interest income	0.3	0.5
Income from continuing operations before income taxes	51.1	50.4
Income tax provision	(1.9)	(11.3)
Income from continuing operations	49.2	39.1

Income (loss) from discontinued operations, net of tax	—	—
Gain (loss) on disposition of discontinued operations, net of tax	(0.2)	3.7
Income (loss) from discontinued operations, net of tax	(0.2)	3.7

Net income	$49.0	$42.8

Basic income per share of common stock:
Income from continuing operations	$1.07	$0.86
Income from discontinued operations	—	0.08
Net income per share	$1.07	$0.94

Weighted-average number of common shares outstanding — basic	45.828	45.382

Diluted income per share of common stock:
Income from continuing operations	$1.05	$0.84
Income from discontinued operations	—	0.08
Net income per share	$1.05	$0.92

Weighted-average number of common shares outstanding — diluted	46.683	46.402

Comprehensive income	$38.8	$44.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$100.5	$99.4
Accounts receivable, net	317.6	279.8
Contract assets	32.0	16.6
Inventories, net	295.1	276.7
Other current assets	34.4	37.1
Total current assets	779.6	709.6
Property, plant and equipment:
Land	23.2	17.9
Buildings and leasehold improvements	118.7	73.4
Machinery and equipment	291.9	264.4
	433.8	355.7
Accumulated depreciation	(216.6)	(215.2)
Property, plant and equipment, net	217.2	140.5
Goodwill	844.5	704.8
Intangibles, net	760.6	680.8
Other assets	184.3	188.9
Deferred income taxes	4.0	4.0
Assets of DBT and Heat Transfer (includes cash and equivalents of $5.0 and $5.5 at March 30, 2024 and December 31, 2023, respectively) (Note 3)	9.4	11.1
TOTAL ASSETS	$2,799.6	$2,439.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151.4	$118.7
Contract liabilities	72.9	73.5
Accrued expenses	126.2	168.5
Income taxes payable	6.5	5.3
Short-term debt	317.0	17.9
Current maturities of long-term debt	20.8	17.3
Total current liabilities	694.8	401.2

Long-term debt	516.6	523.1
Deferred and other income taxes	109.7	77.0
Other long-term liabilities	202.6	204.1
Liabilities of DBT and Heat Transfer (Note 3)	38.4	39.7
Total long-term liabilities	867.3	843.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (54,056,016 and 46,217,007 issued and outstanding at March 30, 2024, respectively, and 53,618,720 and 45,674,572 issued and outstanding at December 31, 2023, respectively)	0.5	0.5
Paid-in capital	1,351.6	1,353.6
Retained earnings	87.3	38.3
Accumulated other comprehensive income	250.9	261.1
Common stock in treasury (7,839,009 and 7,944,148 shares at March 30, 2024 and December 31, 2023, respectively)	(452.8)	(458.9)
Total stockholders' equity	1,237.5	1,194.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,799.6	$2,439.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended March 30, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	49.0	—	—	49.0
Other comprehensive loss, net	—	—	—	(10.2)	—	(10.2)
Incentive plan activity	—	9.8	—	—	—	9.8
Long-term incentive compensation expense	—	3.3	—	—	—	3.3
Restricted stock unit vesting	—	(15.1)	—	—	6.1	(9.0)
Balance at March 30, 2024	$0.5	$1,351.6	$87.3	$250.9	$(452.8)	$1,237.5

	Three months ended April 1, 2023
	Common Stock	Paid-In Capital	Retained Deficit	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	42.8	—	—	42.8
Other comprehensive income, net	—	—	—	1.8	—	1.8
Incentive plan activity	—	5.2	—	—	—	5.2
Long-term incentive compensation expense	—	3.1	—	—	—	3.1
Restricted stock unit vesting	—	(11.3)	—	—	5.3	(6.0)
Balance at April 1, 2023	$0.5	$1,335.3	$(8.8)	$259.3	$(460.2)	$1,126.1

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 30, 2024	April 1, 2023
Cash flows from (used in) operating activities:
Net income	$49.0	$42.8
Less: Gain (loss) from discontinued operations, net of tax	(0.2)	3.7
Income from continuing operations	49.2	39.1
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Special charges, net	0.6	—
(Gain) loss on change in fair value of equity security	4.2	(3.6)
Deferred and other income taxes	(3.4)	(3.5)
Depreciation and amortization	21.0	10.7
Pension and other employee benefits	4.2	3.5
Long-term incentive compensation	3.3	3.1
Other, net	(1.6)	(1.5)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(29.5)	(15.1)
Inventories	(12.0)	(21.2)
Accounts payable, accrued expenses and other	(24.9)	(10.7)
Cash spending on restructuring actions	(0.4)	—
Net cash from continuing operations	10.7	0.8
Net cash used in discontinued operations	(0.2)	(5.2)
Net cash from (used in) operating activities	10.5	(4.4)
Cash flows from (used in) investing activities:
Proceeds related to company-owned life insurance policies, net	0.1	0.1
Business acquisition, net of cash acquired	(294.1)	—
Capital expenditures	(9.9)	(4.0)
Net cash used in continuing operations	(303.9)	(3.9)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(303.9)	(3.9)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	557.2	20.0
Repayments under senior credit facilities	(279.2)	—
Borrowings under trade receivables arrangement	65.0	47.0
Repayments under trade receivables arrangement	(47.0)	—
Net repayments under other financing arrangements	(0.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(3.0)	(4.1)
Net cash from continuing operations	292.7	62.9
Net cash from discontinued operations	—	—
Net cash from financing activities	292.7	62.9
Change in cash and equivalents due to changes in foreign currency exchange rates	1.3	1.0
Net change in cash and equivalents	0.6	55.6
Consolidated cash and equivalents, beginning of period	104.9	157.1
Consolidated cash and equivalents, end of period	$105.5	$212.7

	Three months ended
	March 30, 2024	April 1, 2023
Components of cash and equivalents:
Cash and equivalents	$100.5	$204.8
Cash and equivalents included in assets of DBT and Heat Transfer	5.0	7.9
Total cash and equivalents	$105.5	$212.7

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
Acquisition of TAMCO

On April 3, 2023, we completed the acquisition of T. A. Morrison & Co. Inc. (“TAMCO”), a market leader in motorized and non-motorized dampers that control airflow in large-scale specialty applications in commercial, industrial, and institutional markets. We purchased TAMCO for cash consideration of $125.5, inclusive of an adjustment to the purchase price of $0.2 paid during the third quarter of 2023 related to acquired working capital, and net of cash acquired of $1.0. The post-acquisition operating results of TAMCO are reflected within our HVAC reportable segment.

Acquisition of ASPEQ

On June 2, 2023, we completed the acquisition of ASPEQ Heating Group (“ASPEQ”), a leading provider of electrical heating solutions to customers in industrial and commercial markets. We purchased ASPEQ for cash consideration of $421.5, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2023 related to acquired working capital and (ii) cash acquired of $0.9. The post-acquisition operating results of ASPEQ are reflected within our HVAC reportable segment.

Acquisition of Ingénia
On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for cash consideration of $294.1, net of cash acquired of $1.5. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to Canadian Dollars (“CAD”) 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of March 30, 2024. The post-acquisition results of Ingénia are reflected within our HVAC reportable segment.
The assets acquired and liabilities assumed in the TAMCO, ASPEQ, and Ingénia transactions have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

Other
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“our 2023 Annual Report on Form 10-K”). Interim results are not necessarily indicative of full year results.

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30 dates of 2023. We had one less day in the first quarter of 2024 and will have two more days in the fourth quarter of 2024 than in the respective 2023 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the three months ended March 30, 2024, when compared to the consolidated operating results for the 2023 respective period.

(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In November 2023, the FASB issued ASU No. 2023-07. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure impact of ASU 2023-07; however, the standard will not have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

(3)    ACQUISITIONS AND DISCONTINUED OPERATIONS
Acquisitions

As indicated in Note 1, on April 3, 2023, we completed the acquisition of TAMCO. The pro forma effect of this acquisition is not material to our condensed consolidated results of operations.

Acquisition of Ingénia

As indicated in Note 1, on February 7, 2024, we completed the acquisition of Ingénia, for $294.1, net of cash acquired of $1.5. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Ingénia, we engaged a third-party independent valuation specialist.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Ingénia as of February 7, 2024:

Assets acquired:
Current assets, including cash and equivalents of $1.5	$32.6
Property, plant and equipment	72.9
Goodwill	141.2
Intangible assets	97.9
Total assets acquired	344.6

Current liabilities assumed	11.1
Non-current liabilities assumed (1)	37.9

Net assets acquired	$295.6
___________________________

(1) Includes net deferred income tax liabilities and other liabilities of $37.8 and $0.1, respectively.

The identifiable intangible assets acquired consist of technology, customer relationships, trademarks, and customer backlog of $46.7, $23.5, $13.9, and $13.8, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the technology, customer relationships, trademarks, and customer backlog assets over 12.0, 7.0, 8.0, and 1.0 years, respectively.

We acquired gross receivables of $18.0, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for Ingénia's existing operations, increased volumes achieved by selling Ingénia’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Ingénia of $12.5 and $0.6, respectively, for the three months ended March 30, 2024 with the net income impacted by charges during the three months ended March 30, 2024 of $3.3 associated with amortization of the various intangible assets mentioned above and $0.9 associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Additionally, during the three months ended March 30, 2024, we incurred acquisition-related costs for Ingénia of $2.3, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Corporate expense” within consolidated operating income in Note 6.

Acquisition of ASPEQ

As indicated in Note 1, on June 2, 2023, we completed the acquisition of ASPEQ for $421.5, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2023 related to acquired working capital and (ii) cash acquired of $0.9. We financed the acquisition with available cash and borrowings under our senior credit facilities. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for ASPEQ, we engaged a third-party independent valuation specialist.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for ASPEQ as of June 2, 2023:

Assets acquired:
Current assets, including cash and equivalents of $0.9	$38.9
Property, plant and equipment	10.6
Goodwill	194.5
Intangible assets	246.1
Other assets	1.3
Total assets acquired	491.4

Current liabilities assumed	11.1
Non-current liabilities assumed (1)	57.9

Net assets acquired	$422.4
___________________________

(1) Includes net deferred income tax liabilities and other liabilities of $56.9 and $1.0, respectively.

The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer backlog of $142.3, $51.5, $47.8, and $4.5, respectively, with such amounts based on a preliminary assessment of the related fair values. We expect to amortize the ASPEQ customer relationships, technology, and customer backlog assets over 12.0, 16.0, and 1.0 years, respectively, with the trademarks acquired being indefinite-lived.

We acquired gross receivables of $18.0, which had a fair value at the acquisition date of $17.9, respectively, based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for ASPEQ’s existing operations, increased volumes achieved by selling ASPEQ’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors.

During the three months ended March 30, 2024, we incurred integration-related costs for ASPEQ of $0.9, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Acquisition-related and other costs” within consolidated operating income in Note 6.

The following unaudited pro forma information presents our condensed consolidated results of operations for the three months ended March 30, 2024 and April 1, 2023, respectively, as if the acquisitions of Ingénia and ASPEQ had taken place on January 1, 2023 and January 1, 2022, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Ingénia and ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during the first quarter of 2023 for Ingénia and first quarter of 2022 for ASPEQ, and the related income tax effects.

	Three months ended
	March 30, 2024	April 1, 2023
Revenues	$473.2	$445.7
Income from continuing operations	50.3	29.7
Net income	50.1	33.4

Income from continuing operations per share of common stock:
Basic	$1.10	$0.65
Diluted	$1.08	$0.64

Net income per share of common stock:
Basic	$1.09	$0.74
Diluted	$1.07	$0.72

Wind-Down of DBT Business

We completed the wind-down of our DBT Technologies (PTY) LTD (“DBT”) business after ceasing all operations, including those related to two large power projects in South Africa — Kusile and Medupi, in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented. As previously disclosed, DBT had asserted claims against the remaining prime contractor on the large projects, Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), which had also asserted claims against DBT.

As previously disclosed in our 2023 Annual Report on Form 10-K, on September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.”

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 30, 2024 and December 31, 2023. The major line items constituting DBT’s assets and liabilities as of March 30, 2024 and December 31, 2023 are shown below:

	March 30, 2024	December 31, 2023
ASSETS
Cash and equivalents	$5.0	$5.5
Accounts receivable, net	—	0.4
Other current assets(1)	4.0	4.7
Property, plant and equipment:
Buildings and leasehold improvements	0.2	0.2
Machinery and equipment	0.5	0.5
	0.7	0.7
Accumulated depreciation	(0.6)	(0.6)
Property, plant and equipment, net	0.1	0.1
Total assets of DBT	$9.1	$10.7
LIABILITIES
Accounts payable(2)	$26.1	$26.9
Contract liabilities(1)	2.1	2.1
Accrued expenses(1)	5.8	6.3
Other long-term liabilities(1)	4.3	4.2
Total liabilities of DBT	$38.3	$39.5
___________________________

(1) Recorded amounts relate primarily to disputed amounts due to or from a subcontractor used by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

(2) Includes DBT's remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $25.5 and $26.2 at March 30, 2024 and December 31, 2023, respectively), due in September 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we are accounting for as a fair value hedge. Refer to Note 14 for additional details.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of March 30, 2024 and December 31, 2023. The major line items constituting Heat Transfer’s assets and liabilities as of March 30, 2024 and December 31, 2023 are shown below:

	March 30, 2024	December 31, 2023
ASSETS
Other current assets	$0.3	$0.3
Other assets	—	0.1
Total assets of Heat Transfer	$0.3	$0.4
LIABILITIES
Accounts payable	$0.1	$0.2
Total liabilities of Heat Transfer	$0.1	$0.2
Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.

For the three months ended March 30, 2024 and April 1, 2023, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended
	March 30, 2024	April 1, 2023
DBT
Income (loss) from discontinued operations (1)	$(0.2)	$3.0
Income tax benefit	0.2	0.7
Income from discontinued operations, net	—	3.7

All other
Loss from discontinued operations(2)	(0.2)	—
Income tax benefit	—	—
Loss from discontinued operations, net	(0.2)	—

Total
Income (loss) from discontinued operations	(0.4)	3.0
Income tax benefit	0.2	0.7
Income (loss) from discontinued operations, net	$(0.2)	$3.7
___________________________
(1) Income for the three months ended April 1, 2023 resulted primarily from income recorded in connection with the dispute resolution matter mentioned above, partially offset by legal costs incurred in connection with various dispute resolution matters that existed prior to the Settlement Agreement.
(2) Loss for the three months ended March 30, 2024 resulted primarily from revisions to liabilities retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three months ended March 30, 2024 and April 1, 2023:

	Three months ended March 30, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$187.8	$—	$187.8
Boilers, electrical heating, and ventilation	114.6	—	114.6
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	61.0	61.0
Communication technologies, aids to navigation, and transportation systems	—	101.8	101.8
	$302.4	$162.8	$465.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$282.4	$138.0	$420.4
Revenues recognized over time	20.0	24.8	44.8
	$302.4	$162.8	$465.2

	Three months ended April 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$158.3	$—	$158.3
Boilers, electrical heating, and ventilation	93.3	—	93.3
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	65.9
Communication technologies, aids to navigation, and transportation systems	—	82.3	82.3
	$251.6	$148.2	$399.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$228.3	$128.2	$356.5
Revenues recognized over time	23.3	20.0	43.3
	$251.6	$148.2	$399.8

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of March 30, 2024 and December 31, 2023:

Contract Balances	March 30, 2024	December 31, 2023	Change
Contract Accounts Receivable(1)	$310.0	$275.4	$34.6
Contract Assets	32.0	16.6	15.4
Contract Liabilities - current	(72.9)	(73.5)	0.6
Contract Liabilities - non-current(2)	(3.9)	(4.0)	0.1
Net contract balance	$265.2	$214.5	$50.7
___________________________
(1) Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in contract accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three months ended March 30, 2024, changes in contract balances were not materially impacted by any other factors besides the acquisition of Ingénia. At March 30, 2024, contract account receivables and current contract liabilities attributable to Ingénia were $20.7 and $0.7, respectively.
During the three months ended March 30, 2024, we recognized revenues of $26.5 related to our contract liabilities at December 31, 2023.
Performance Obligations

As of March 30, 2024, the aggregate amount allocated to remaining performance obligations was $141.4. We expect to recognize revenue on approximately 73% and 86% of remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There were no material changes to our operating and finance leases during the three months ended March 30, 2024.

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
HVAC Reportable Segment
Our HVAC reportable segment engineers, designs, manufactures, installs and services package and process cooling products and engineered air movement solutions for the HVAC industrial, commercial, data center, and power generation markets, as well as boilers and electrical heating and ventilation products for the residential and commercial markets. The primary distribution channels for the segment’s products are direct to customers, independent manufacturing representatives, third-party distributors, and retailers. The segment serves a global customer base in North America, Europe, and Asia.
Detection and Measurement Reportable Segment
Our Detection and Measurement reportable segment engineers, designs, manufactures, services, and installs underground pipe and cable locators, inspection and rehabilitation equipment, robotic systems, transportation systems, communication technologies, and aids to navigation. The primary distribution channels for the segment’s products are direct to customers and third-party distributors. The segment serves a global customer base in North America, Europe, Africa, and Asia.
Corporate Expense
Corporate expense generally relates to the operating cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three months ended March 30, 2024 and April 1, 2023 are presented below:

	Three months ended
	March 30, 2024	April 1, 2023
Revenues:
HVAC reportable segment	$302.4	$251.6
Detection and Measurement reportable segment	162.8	148.2
Consolidated revenues	$465.2	$399.8

Income:
HVAC reportable segment	$68.4	$47.7
Detection and Measurement reportable segment	31.4	26.7
Total income for segments	99.8	74.4

Corporate expense	13.9	14.6
Acquisition-related and other costs (1)	2.6	0.6
Long-term incentive compensation expense	3.3	3.1
Amortization of acquired intangible assets	14.8	6.3
Special charges, net	0.6	—
Consolidated operating income	$64.6	$49.8
______________________________
(1)Represents certain acquisition-related costs incurred of $2.6 and $0.6 during the three months ended March 30, 2024 and April 1, 2023, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the Ingénia acquisition of $0.9 during the three months ended March 30, 2024.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three months ended March 30, 2024 and April 1, 2023 are described in more detail below:

	Three months ended
	March 30, 2024	April 1, 2023
HVAC reportable segment	$0.3	$—
Detection and Measurement reportable segment	0.3	—
Total	$0.6	$—

HVAC — Charges for the three months ended March 30, 2024 related primarily to severance costs associated with a restructuring action at one of the segment's cooling businesses.
Detection and Measurement — Charges for the three months ended March 30, 2024 related primarily to severance costs associated with restructuring actions at the segment's inspection and rehabilitation and aids to navigation businesses.
No significant future charges are expected to be incurred under actions approved as of March 30, 2024.
The following is an analysis of our restructuring liabilities for the three months ended March 30, 2024 and April 1, 2023:

	Three months ended
	March 30, 2024	April 1, 2023
Balance at beginning of year	$0.7	$—
Special charges	0.6	—
Utilization — cash	(0.4)	—
Currency translation adjustment and other	(0.1)	—
Balance at end of period	$0.8	$—

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at March 30, 2024 and December 31, 2023:

	March 30, 2024	December 31, 2023
Finished goods	$76.9	$79.4
Work in process	34.5	31.4
Raw materials and purchased parts	183.7	165.9
Total inventories	$295.1	$276.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 30, 2024 were as follows:

	December 31, 2023	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	March 30, 2024
HVAC reportable segment
Gross goodwill	$777.8	$144.7	$(4.8)	$917.7
Accumulated impairments	(331.9)	—	2.1	(329.8)
Goodwill	445.9	144.7	(2.7)	587.9

Detection and Measurement reportable segment
Gross goodwill	432.6	—	(2.9)	429.7
Accumulated impairments	(173.7)	—	0.6	(173.1)
Goodwill	258.9	—	(2.3)	256.6

Total
Gross goodwill	1,210.4	144.7	(7.7)	1,347.4
Accumulated impairments	(505.6)	—	2.7	(502.9)
Goodwill	$704.8	$144.7	$(5.0)	$844.5
___________________________
(1)Reflects (i) goodwill acquired with the Ingénia acquisition of $141.2 and (ii) an increase in ASPEQ and TAMCO goodwill of $3.4 and $0.1, respectively, resulting from revisions to the valuation of certain assets and liabilities. As indicated in Note 1, the acquired assets, including goodwill, and liabilities assumed in the Ingénia, ASPEQ, and TAMCO acquisitions have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at March 30, 2024 and December 31, 2023 comprised the following:

	March 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$424.8	$(77.2)	$347.6	$403.2	$(68.8)	$334.4
Technology	185.2	(31.0)	154.2	139.5	(27.8)	111.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	72.8	(34.5)	38.3	45.4	(32.0)	13.4
	687.3	(147.2)	540.1	592.6	(133.1)	459.5
Trademarks with indefinite lives	220.5	—	220.5	221.3	—	221.3
Total	$907.8	$(147.2)	$760.6	$813.9	$(133.1)	$680.8
___________________________
(1)The gross carrying value of identifiable intangible assets acquired with the Ingénia acquisition consist of technology of $46.7, customer relationships of $23.5, definite-lived trademarks of $13.9, and backlog of $13.8.

In connection with the acquisition of Ingénia, which has definite-lived intangible assets as noted above, we updated our estimated annual amortization expense related to intangible assets to approximately $66.0 for the full year 2024, $54.0 for 2025, and $53.0 for each of the three years thereafter.
At March 30, 2024, the net carrying value of intangible assets with determinable lives consisted of $422.4 in the HVAC reportable segment and $117.7 in the Detection and Measurement reportable segment. At March 30, 2024, trademarks with indefinite lives consisted of $156.6 in the HVAC reportable segment and $63.9 in the Detection and Measurement reportable segment.
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
The fair value of the assets related to the ASPEQ and Ingénia acquisitions approximate their respective carrying values. If ASPEQ and Ingénia are unable to achieve their current financial forecast, we may be required to record an impairment charge in a future period related to their goodwill or indefinite-lived intangible assets. As of March 30, 2024, ASPEQ and Ingénia's goodwill totaled $194.5 and $140.2, respectively, and indefinite-lived intangible assets totaled $51.5 for ASPEQ.

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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	March 30, 2024	April 1, 2023
Balance at beginning of year	$37.9	$34.7
Acquisitions	0.1	0.6
Provisions	4.7	3.5
Usage	(4.2)	(3.1)
Balance at end of period	38.5	35.7
Less: Current portion of warranty	16.1	12.5
Non-current portion of warranty	$22.4	$23.2

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans include the following components:

Domestic Pension Plans

	Three months ended
	March 30, 2024	April 1, 2023
Service cost	$—	$—
Interest cost	3.0	3.3
Expected return on plan assets	(2.2)	(2.2)
Net periodic pension benefit expense	$0.8	$1.1

Foreign Pension Plans

	Three months ended
	March 30, 2024	April 1, 2023
Service cost	$—	$—
Interest cost	1.4	1.4
Expected return on plan assets	(1.3)	(1.6)
Net periodic pension benefit (income) expense	$0.1	$(0.2)

Postretirement Plans

	Three months ended
	March 30, 2024	April 1, 2023
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization of unrecognized prior service credits	(0.8)	(1.0)
Net periodic postretirement benefit income	$(0.5)	$(0.7)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2024:

	December 31, 2023	Borrowings	Repayments	Other(5)	March 30, 2024
Revolving loans (1)	$—	$557.2	$(275.8)	$—	$281.4
Term loans(2)	539.9	—	(3.4)	0.1	536.6
Trade receivables financing arrangement(3)	16.0	65.0	(47.0)	—	34.0
Other indebtedness(4)	2.4	—	(0.3)	0.3	2.4
Total debt	558.3	$622.2	$(326.5)	$0.4	854.4
Less: short-term debt	17.9				317.0
Less: current maturities of long-term debt	17.3				20.8
Total long-term debt	$523.1				$516.6

__________________________
(1)While the revolving credit facility extends through August 2027 under the terms of our senior credit agreement, it is available in notes that mature, but may be reissued upon maturity, over varying terms of twelve months or less. The revolving credit facility, classified within short-term debt, is primarily used to provide liquidity for general corporate and business needs or for funding acquisitions. The revolving credit facility was utilized as the primary funding mechanism for the Ingénia acquisition.
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial term loan balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.6 and $1.7 at March 30, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 30, 2024, we had $5.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0.
(4)Primarily includes balances under a purchase card program of $1.6 and $1.9 and finance lease obligations of $0.8 and $0.5 at March 30, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2023 Annual Report on Form 10-K.
At March 30, 2024, we had $207.8 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $281.4 and $10.8 reserved for outstanding letters of credit. In addition, at March 30, 2024, we had $8.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $16.4 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 7.0% at March 30, 2024.
At March 30, 2024, we were in compliance with all covenants of our senior credit agreement.

Company-owned Life Insurance
The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. The cash surrender value of the company’s investments in COLI assets was $75.8 and $76.7 at March 30, 2024 and December 31, 2023, respectively, recorded in “Other assets” on the condensed consolidated balance sheets. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. At March 30, 2024, the Company had not borrowed against any of its existing COLI policies’ cash surrender value.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Swaps”) that have a remaining notional amount of $215.6, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated and are accounting for our Swaps as cash flow hedges.

As of March 30, 2024 and December 31, 2023, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $4.4 and $5.7, respectively. In addition, the fair value of our Swaps, recorded as a current asset, was $5.8 and $7.5 as of March 30, 2024 and December 31, 2023, respectively. Changes in the fair value of our Swaps are reclassified into earnings as a component of interest expense, when the forecasted transaction impacts earnings.

Currency Forward Contracts
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the South African Rand, British Pound Sterling, Canadian Dollar, and Euro.

From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”).

We had FX forward contracts with an aggregate notional amount of $5.1 and $9.4 outstanding as of March 30, 2024 and December 31, 2023, respectively, with all of the $5.1 scheduled to mature within one year. The fair value of these FX forward contracts was less than $0.1 at March 30, 2024 and December 31, 2023.

In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $0.6 and $1.3 at March 30, 2024 and December 31, 2023, respectively, which are included within “Assets of DBT and Heat Transfer” on the condensed consolidated balance sheets. All of these FX forward contracts are scheduled to mature within one year. Refer to Note 3 for additional details.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 30, 2024	April 1, 2023
Weighted-average number of common shares used in basic income per share	45.828	45.382
Dilutive securities — Employee stock options and restricted stock units	0.855	1.020
Weighted-average number of common shares and dilutive securities used in diluted income per share	46.683	46.402

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.123 and 0.321, respectively, for the three months ended March 30, 2024, and 0.173 and 0.534, respectively, for the three months ended April 1, 2023.

Long-Term Incentive Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2024 is included in our 2023 Annual Report on Form 10-K.
Awards granted on February 28, 2024 to executive officers and other members of senior management were comprised of performance stock units (“PSU’s”), stock options, and time-based restricted stock units (“RSU’s”), while other eligible employees were granted PSU’s and RSU’s. The PSU’s are eligible to vest at the end of a three-year performance period, with performance based on the total return of our stock over the three-year performance period against a peer group within the combined S&P 600 Small Cap Capital Goods Index and S&P 400 Mid Cap Capital Goods Index. Stock options and RSU’s vest ratably over the three-year period subsequent to the date of grant.
Non-employee directors receive annual long-term incentive awards at the time of our annual meeting of stockholders, with the 2024 meeting scheduled for May 14, 2024.

Compensation expense related to long-term incentive awards totaled $3.3 and $3.1 for the three months ended March 30, 2024 and April 1, 2023, respectively. The related tax benefit was $0.6 and $0.5 for the three months ended March 30, 2024 and April 1, 2023, respectively.

PSU’s and RSU’s

We use the Monte Carlo simulation model valuation technique to determine the fair value of our restricted stock units that contain a market condition (i.e., the PSU’s). The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each PSU.

The following table summarizes the PSU and RSU activity from December 31, 2023 through March 30, 2024:

	Unvested PSU’s and RSU’s	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2023	0.510	$58.53
Granted	0.135	122.71
Vested	(0.187)	60.64
Forfeited	(0.002)	55.59
Outstanding at March 30, 2024	0.456	$76.82

As of March 30, 2024, there was $22.7 of unrecognized compensation cost related to PSU’s and RSU’s. We expect this cost to be recognized over a weighted-average period of 2.5 years.

Stock Options

On February 28, 2024, we granted 0.052 stock options, all of which were outstanding (but not exercisable) as of March 30, 2024. The exercise price per share of these options is $116.40 and the maximum contractual term of these options is 10 years.

The fair value per share of the stock options granted on February 28, 2024 was $50.84. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected stock price volatility	37.43%
Annual expected dividend yield	—%
Risk-free interest rate	4.23%
Expected life of stock option (in years)	6.0

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

The following table summarizes the stock option activity from December 31, 2023 through March 30, 2024:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2023	1.221	$30.70
Exercised	(0.404)	14.86
Forfeited	—	—
Granted	0.052	116.40
Options outstanding at March 30, 2024	0.869	$43.26

As of March 30, 2024, there was $3.7 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 2.6 years.

Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income, net of tax, for the three months ended March 30, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$251.0	$5.7	$4.4	$261.1
Other comprehensive income (loss) before reclassifications	(8.3)	0.5	—	(7.8)
Amounts reclassified from accumulated other comprehensive income	—	(1.8)	(0.6)	(2.4)
Current-period other comprehensive loss	(8.3)	(1.3)	(0.6)	(10.2)
Balance at end of period	$242.7	$4.4	$3.8	$250.9
__________________________
(1)Net of tax provision of $1.4 and $1.8 as of March 30, 2024 and December 31, 2023, respectively.
(2)Net of tax provision of $1.6 and $1.8 as of March 30, 2024 and December 31, 2023, respectively. The balances as of March 30, 2024 and December 31, 2023 include unamortized prior service credits.
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
_________________________
(1)Net of tax provision of $3.1 and $3.7 as of April 1, 2023 and December 31, 2022, respectively.
(2)Net of tax provision of $2.4 and $2.7 as of April 1, 2023 and December 31, 2022, respectively. The balances as of April 1, 2023 and December 31, 2022 include unamortized prior service credits.

The following summarizes amounts reclassified from each component of accumulated other comprehensive income for the three months ended March 30, 2024 and April 1, 2023:

	Amount Reclassified from AOCI
	Three months ended
	March 30, 2024	April 1, 2023	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(2.4)	$(2.1)	Interest expense
Pre-tax	(2.4)	(2.1)
Income taxes	0.6	0.5
	$(1.8)	$(1.6)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(1.0)	Other income (expense), net
Income taxes	0.2	0.3
	$(0.6)	$(0.7)

(15)    CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, claims for contingent consideration on prior acquisitions, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $38.7 and $37.9 at March 30, 2024 and December 31, 2023, respectively. Of these amounts, $29.9 and $29.4 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at March 30, 2024 and December 31, 2023, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations.
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT had asserted claims against the remaining prime contractor, MHI, and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. As previously disclosed in our 2023 Annual Report on Form 10-K, and as mentioned in Note 3, on September 5, 2023, DBT and SPX entered into the Settlement Agreement to resolve all claims between the parties with respect to the two large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 3 for additional details. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including a favorable arbitration ruling during the first quarter of 2023 related to awards for costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) with such amount recorded to “Gain (loss) on disposition of discontinued operations, net of tax.”

Claim against Surety - On February 5, 2021, DBT received payment of $6.7 on bonds issued in support of performance by one of DBT’s subcontractors. The subcontractor, currently in liquidation, maintains a right to seek recovery of such amount and, thus, the amount received by DBT has not been reflected in our condensed consolidated statements of operations.

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

On August 23, 2022, the seller of ULC initiated a breach-of-contract lawsuit against us in the United States District Court for the Eastern District of New York claiming that it is entitled to a portion of the additional cash consideration, linked to certain operating performance milestones, totaling $15.0. If successful with their claim, the plaintiff is also eligible to recover pre-judgement interest and attorney's fees in addition to the $15.0 claimed. We have defenses against the claim and, thus, while we do not believe we have a probable loss associated with the claim, it is reasonably possible we may incur a loss associated with it.

Resolution of Dispute with Former Representative

On January 18, 2024, a jury ruled that one of our businesses within the Detection and Measurement reportable segment had breached its contract and implied duties of good faith and fair dealings in connection with an agreement entered into with a former representative. On January 26, 2024, we negotiated a settlement requiring a payment, paid during the first quarter of 2024, to the former representative of $9.0 to resolve all claims related to the matter. This amount was recorded within “Accrued Liabilities” on the condensed consolidated balance sheet as of December 31, 2023.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites that we own or control, as of March 30, 2024 and December 31, 2023. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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

In the case of contamination at offsite, third-party disposal sites, as of March 30, 2024 and December 31, 2023, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled, and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $24.1 at March 30, 2024 and December 31, 2023, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of March 30, 2024, we had gross and net unrecognized tax benefits of $2.0. All of these net unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 30, 2024, gross and net accrued interest totaled $1.3. As of March 30, 2024, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various foreign matters.
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and is assessing the impact thereof. As of March 30, 2024, we believe the implementation of these rules will not have a material impact on our financial results.

Other Tax Matters
For the three months ended March 30, 2024, we recorded an income tax provision of $1.9 on $51.1 of pre-tax income from continuing operations, resulting in an effective rate of 3.7%. This compares to an income tax provision for the three months ended April 1, 2023 of $11.3 on $50.4 of pre-tax income from continuing operations, resulting in an effective rate of 22.4%. The most significant item impacting the income tax provision for the first quarters of 2024 and 2023 was $10.9 and $0.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
Contingent Consideration for the Ingénia Acquisition — In connection with the acquisition of Ingénia, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of March 30, 2024.
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
Derivative Financial Instruments — Our financial derivative assets and liabilities include interest rate swaps and FX forward contracts, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into interest rate swaps and FX forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of March 30, 2024, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. During the first quarter, the net asset value is updated based on the investee’s most recent audited financial statements. During the three months ended March 30, 2024 and April 1, 2023, we recorded a loss of $4.2 and a gain of $3.6, respectively, to “Other income (expense), net” to reflect the change in the estimated fair value of the equity security. As of March 30, 2024 and December 31, 2023, the equity security had an estimated fair value of $35.2 and $39.4, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of March 30, 2024 and December 31, 2023 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2023 Annual Report on Form 10-K, in any subsequent filing with the U.S. Securities and Exchange Commission, as well as in any documents incorporated by reference that describe risks, uncertainties and other factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We disclaim any responsibility to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three months ended March 30, 2024 and April 1, 2023. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. Any longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

OTHER SIGNIFICANT MATTERS

•Acquisitions

◦T. A. Morrison & Co. Inc. (“TAMCO”)
▪Acquired on April 3, 2023 for cash consideration of $125.5, inclusive of an adjustment to the purchase price of $0.2 paid during the third quarter of 2023 related to acquired working capital, and net of cash acquired of $1.0.
▪Post-acquisition operating results of TAMCO are included within our HVAC reportable segment.

◦ASPEQ Heating Group (“ASPEQ”)
▪Acquired on June 2, 2023 for cash consideration of $421.5, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2023 related to acquired working capital and (ii) cash acquired of $0.9.
▪Post-acquisition operating results of ASPEQ are included within our HVAC reportable segment.

◦Ingénia Technologies Inc. (“Ingénia”)
▪Acquired on February 7, 2024 for cash consideration of Canadian Dollars (“CAD”) 396.8 (or $294.1 at the time of payment), net of cash acquired of $1.5.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of March 30, 2024.
▪Post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded a loss of $4.2 and a gain of $3.6 during the three months ended March 30, 2024 and April 1, 2023, respectively.
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

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended March 30, 2024 totaled $465.2, compared to $399.8 during the respective period in 2023. The increase in revenues during the three months ended March 30, 2024, compared to the respective prior-year period, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the Detection and Measurement reportable segment, partially offset by an organic revenue decline within the HVAC reportable segment. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher large project volume within the communication technologies business. The organic revenue decline within the HVAC reportable segment was due primarily to decreased sales of heating products associated with (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the respective prior-year period that was supported by elevated backlog resulting from the effects of the COVID-19 Pandemic.

During the three months ended March 30, 2024, we generated operating income of $64.6, compared to $49.8 for the respective period in 2023. The increase in operating income during the three months ended March 30, 2024 was due primarily to higher income for both our HVAC and Detection and Measurement reportable segments of $25.4, partially offset by increases in intangible asset amortization expense of $8.5 and acquisition-related costs (primarily related to the Ingénia and ASPEQ acquisitions) of $2.9. The increase in income for our HVAC reportable segment was primarily due to (i) the inorganic revenue growth mentioned above and (ii) favorable product mix. The increase in income for our Detection and Measurement reportable segment was due primarily to the organic revenue growth mentioned above. The increase in intangible asset amortiza tion expense was driven by the acquisitions mentioned above.

Cash flows from operating activities associated with continuing operations totaled $10.7 for the three months ended March 30, 2024, compared to cash flows from operating activities of $0.8 during the three months ended April 1, 2023. The increase in cash flows from operating activities was due primarily to the increase in income discussed above, exclusive of the non-cash expenses incurred during the respective periods, partially offset by (i) $11.9 in additional short-term incentive compensation payments and (ii) a payment, during the three months ended March 30, 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2023 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1 and September 30, 2023 dates. We had one less day in the first quarter of 2024 and will have two more days in the fourth quarter of 2024 than in the respective 2023 periods.
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

The following table provides selected financial information for the three months ended March 30, 2024 and April 1, 2023, including the reconciliation of the organic revenue increase to the net revenue increase:

	Three months ended
	March 30, 2024	April 1, 2023	% Change
Revenues	$465.2	$399.8	16.4
Gross profit	182.9	149.9	22.0
% of revenues	39.3%	37.5%
Selling, general and administrative expense	102.9	93.8	9.7
% of revenues	22.1%	23.5%
Intangible amortization	14.8	6.3	134.9
Special charges, net	0.6	—	*
Other income (expense), net	(4.0)	2.5	*
Interest expense, net	(9.5)	(1.9)	400.0
Income from continuing operations before income taxes	51.1	50.4	1.4
Income tax provision	(1.9)	(11.3)	(83.2)
Income from continuing operations	49.2	39.1	25.8

Components of revenue increase:
Organic			2.3
Foreign currency			0.1
Acquisitions			14.0
Net revenue increase			16.4
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended March 30, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the Detection and Measurement reportable segment, partially offset by an organic revenue decline within the HVAC reportable segment. Organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher large project volume within the communication technologies business. The organic revenue decline within the HVAC reportable segment was due primarily to decreased sales of heating products associated with (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the respective prior-year period that was supported by elevated backlog resulting from the effects of the COVID-19 Pandemic.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three months ended March 30, 2024, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective period in 2023, was due primarily to (i) the revenue growth mentioned above and associated operating leverage and (ii) favorable product mix within the HVAC reportable segment.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended March 30, 2024, the increase in SG&A expense, compared to the respective period in 2023, was due primarily to (i) incremental SG&A resulting from the acquisitions of Ingénia, ASPEQ, and TAMCO of $8.4, (ii) higher employee compensation expense primarily driven by merit increases and growth-related headcount additions, and (iii) higher acquisition-related costs of $2.0, partially offset by lower commissions primarily at our heating products businesses due to the lower revenues mentioned above.

Intangible Amortization — For the three months ended March 30, 2024, the increase in intangible asset amortization expense, compared to the respective period in 2023, was primarily related to incremental amortization associated with (i) backlog from the Ingénia acquisition and (ii) other intangible assets associated with the acquisitions of Ingénia, ASPEQ, and TAMCO.

Special Charges, net — Special charges, net for the three months ended March 30, 2024 related primarily to severance costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Income (Expense), net — Other expense, net, for the three months ended March 30, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $0.8, and pension and postretirement expense of $0.4, partially offset by income of $0.9 derived from company-owned life insurance (“COLI”) policies and foreign currency transaction gains of $0.5.

Other income, net, for the three months ended April 1, 2023 was composed primarily of a gain of $3.6 related to a change in the estimated fair value of an equity security that we hold, partially offset by foreign currency transaction losses of $0.6 and pension and postretirement expense of $0.2.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three months ended March 30, 2024, compared to the respective period in 2023, was the result of higher average debt balances and a higher effective interest rate during the 2024 period. The higher average debt balances primarily resulted from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended March 30, 2024, we recorded an income tax provision of $1.9 on $51.1 of pre-tax income from continuing operations, resulting in an effective rate of 3.7%. This compares to an income tax provision for the three months ended April 1, 2023 of $11.3 on $50.4 of pre-tax income from continuing operations, resulting in an effective rate of 22.4%. The most significant item impacting the income tax provision for the first quarters of 2024 and 2023 was $10.9 and $0.9, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods.

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
HVAC Reportable Segment

	Three months ended
	March 30, 2024	April 1, 2023	% Change
Revenues	$302.4	$251.6	20.2
Income	68.4	47.7	43.4
% of revenues	22.6%	19.0%
Components of revenue increase:
Organic			(1.9)
Foreign currency			(0.1)
Acquisitions			22.2
Net revenue increase			20.2
Revenues — For the three months ended March 30, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions, partially offset by an organic revenue decline. The organic revenue decline was due primarily to decreased sales of heating products associated with (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the respective prior-year period that was supported by elevated backlog resulting from the effects of the COVID-19 Pandemic.

Income — For the three months ended March 30, 2024, the increase in income and margin, compared to the respective period in 2023, was due primarily to (i) the inorganic revenue growth mentioned above and (ii) favorable product mix.

Backlog — The segment had backlog of $461.9 and $270.3 as of March 30, 2024 and April 1, 2023, respectively. Backlog associated with the Ingénia, ASPEQ, and TAMCO acquisitions totaled $137.5 as of March 30, 2024.

Detection and Measurement Reportable Segment

	Three months ended
	March 30, 2024	April 1, 2023	% Change
Revenues	$162.8	$148.2	9.9
Income	31.4	26.7	17.6
% of revenues	19.3%	18.0%
Components of revenue increase:
Organic			9.6
Foreign currency			0.3
Net revenue increase			9.9
Revenues — For the three months ended March 30, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to organic revenue growth resulting from higher large project volume within the communication technologies business.

Income — For the three months ended March 30, 2024, the increase in income and margin, compared to the respective period in 2023, was primarily due to the organic revenue growth mentioned above and associated beneficial operating leverage.

Backlog — The segment had backlog of $206.5 and $244.7 as of March 30, 2024 and April 1, 2023, respectively.

CORPORATE AND OTHER EXPENSES

	Three months ended
	March 30, 2024	April 1, 2023	% Change
Total consolidated revenues	$465.2	$399.8	16.4
Corporate expense	13.9	14.6	(4.8)
% of revenues	3.0%	3.7%
Long-term incentive compensation expense	3.3	3.1	6.5

Corporate Expense — Corporate expense generally relates to the operating cost associated with our Charlotte, North Carolina corporate headquarters. The decrease in corporate expense during the three months ended March 30, 2024, compared to the respective period in 2023, was due primarily to lower short-term compensation expense during the first quarter of 2024.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the three months ended March 30, 2024 and April 1, 2023.

	Three months ended
	March 30, 2024	April 1, 2023
Continuing operations:
Cash flows from operating activities	$10.7	$0.8
Cash flows used in investing activities	(303.9)	(3.9)
Cash flows from financing activities	292.7	62.9
Cash flows used in discontinued operations	(0.2)	(5.2)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.3	1.0
Net change in cash and equivalents	$0.6	$55.6
Operating Activities — The increase in cash flows from operating activities during the three months ended March 30, 2024, compared to the respective period in 2023, was due primarily to the increase in income discussed above, exclusive of the non-cash expenses incurred during the respective periods, partially offset by (i) $11.9 in additional short-term incentive compensation payments and (ii) a payment, during the three months ended March 30, 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0.

Investing Activities — Cash flows used in investing activities for the three months ended March 30, 2024 were comprised primarily of net cash utilized in the acquisition of Ingénia of $294.1 and capital expenditures of $9.9.

Cash flows used in investing activities for the three months ended April 1, 2023 were comprised primarily of capital expenditures of $4.0.

Financing Activities — Cash flows from financing activities for the three months ended March 30, 2024 were comprised of net borrowings under our credit facilities and trade receivables financing arrangement of $278.0 and $18.0, respectively, primarily in connection with the Ingénia acquisition. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $3.0 and net repayments under our other various debt instruments of $0.3.

Cash flows from financing activities for the three months ended April 1, 2023 were comprised of borrowings under our credit facilities and trade receivable financing arrangement of $20.0 and $47.0, respectively, in connection with the TAMCO acquisition, partially offset by minimum withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $4.1.

Discontinued Operations — Cash used in discontinued operations for the three months ended March 30, 2024 relate primarily to disbursements for liabilities retained in connection with previous dispositions.

Cash used in discontinued operations for the three months ended April 1, 2023 relate primarily to disbursements for professional fees incurred in connection with the then-existing claim activities related to the large power projects in South Africa (see Notes 3 and 15 to the condensed consolidated financial statements for additional details).

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first quarter of 2024 and 2023.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the three months ended March 30, 2024.

	December 31, 2023	Borrowings	Repayments	Other(5)	March 30, 2024
Revolving loans(1)	$—	$557.2	$(275.8)	$—	$281.4
Term loans(2)	539.9	—	(3.4)	0.1	536.6
Trade receivables financing arrangement(3)	16.0	65.0	(47.0)	—	34.0
Other indebtedness(4)	2.4	—	(0.3)	0.3	2.4
Total debt	558.3	$622.2	$(326.5)	$0.4	854.4
Less: short-term debt	17.9				317.0
Less: current maturities of long-term debt	17.3				20.8
Total long-term debt	$523.1				$516.6
__________________________
(1)While the revolving credit facility extends through August 2027 under the terms of our senior credit agreement, it is available in notes that mature, but may be reissued upon maturity, over varying terms of twelve months or less. The revolving credit facility, classified within short-term debt, is primarily used to provide liquidity for general corporate and business needs or for funding acquisitions. The revolving credit facility was utilized as the primary funding mechanism for the Ingénia acquisition.
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial term loan balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.6 and $1.7 at March 30, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At March 30, 2024, we had $5.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $34.0.
(4)Primarily includes balances under a purchase card program of $1.6 and $1.9 and finance lease obligations of $0.8 and $0.5 at March 30, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the impact of amortization of debt issuance costs associated with the term loans.
At March 30, 2024, we were in compliance with all covenants of our senior credit agreement.

Availability — At March 30, 2024, we had $207.8 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $281.4 and $10.8 reserved for outstanding letters of credit. In addition, at March 30, 2024, we had $8.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $16.4 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.

The Company has investments in COLI policies, which are recorded at their cash surrender value of $75.8 and $76.7 at March 30, 2024 and December 31, 2023, respectively. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. At March 30, 2024, the Company had not borrowed against any of its existing COLI policies’ cash surrender value. See Note 12 to the consolidated financial statements for additional information.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, COLI policies, and interest rate swap and foreign currency forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions. We periodically evaluate the credit standing of these financial institutions.
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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the Ingénia acquisition discussed above, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2023 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $3.3 as of March 30, 2024. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $0.2.
Contingencies and Other Matters — Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., contracts, intellectual property, and competitive claims), environmental matters, claims for contingent consideration on prior acquisitions, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. We accrue for these contingencies when we believe a liability is probable and can be reasonably estimated. As events change and resolutions occur, these accruals may be adjusted and could differ materially from amounts originally estimated. See Note 15 to the condensed consolidated financial statements for a further discussion of contingencies and other matters.
Our Certificate of Incorporation provides that we shall indemnify our officers and directors to the fullest extent permitted by the Delaware General Corporation Law for any personal liability in connection with their employment or service with us. While we maintain insurance for this type of liability, the liability could exceed the amount of the insurance coverage.
In addition, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters” herein, and “Risk Factors” in our 2023 Annual Report on Form 10-K, as well as similar sections in any future filings for an understanding of the risks, uncertainties, and trends facing our businesses.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2023 Annual Report on Form 10-K, the discussion within which is incorporated herein by reference. We have affected no material change in either our critical accounting policies or use of estimates since the filing of our 2023 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Management does not believe our exposure to market risk has significantly changed since December 31, 2023 and does not believe that such risks will result in significant adverse impacts to our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of March 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2024.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 30, 2024 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 15, included under Part I of this Form 10-Q.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 5. Other Information

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1(c) under the Exchange Act and in compliance with SPX’s insider trading policy. In accordance with Rule 10b5-1(c) and SPX’s insider trading policy, directors, officers and employees who, at such time, are not in possession of material non-public information about SPX are permitted to enter into written plans that pre-establish amounts, prices and dates (or formulae for determining the amounts, prices and dates) of future purchases or sales of SPX’s stock, including shares acquired pursuant to the Company’s employee and director equity plans. The use of these trading plans permits asset diversification as well as financial and tax planning. Our directors and executive officers also may buy or sell shares of SPX stock other than under a Rule 10b5-1(c) plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, as well as the terms of our insider trading policy and director and officer stock ownership guidelines. The following table lists the Rule 10b5-1(c) trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted or terminated by our directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) during the three months ended March 30, 2024.

Name and Title	Type of Plan	Adoption Date	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
J. Randall Data President, Heating and Global Operations	Rule 10b5-1(c) trading arrangement	March 21, 2024	12/31/2024 (or such earlier date as all shares covered by the plan are sold)	39,412	Sales of owned shares and exercises of vested stock options and sales of shares acquired upon option exercises

Other than as disclosed above, no other director or officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended March 30, 2024.

ITEM 6. Exhibits

10.1
Share Purchase Agreement dated as of February 7, 2024 among 15738393 Canada Inc., 15737338 Canada Inc., Giuseppe Racanelli Family Trust, Lise Daigle Family Trust, Giuseppe J. Racanelli, as representative of the specified Vendors, 12508991 Canada Inc., 12509008 Canada Inc., 3566382 Canada Inc., Gestion Racan Inc., Ingénia Technologies Inc., 15736854 Canada Inc., 15637406 Canada Inc. and 15708869 Canada Inc.

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: May 2, 2024	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: May 2, 2024	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer