Form 10-Q
period 2024-06-29
SPX Technologies, Inc.
filed 2024-08-02
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024

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
Common shares outstanding July 26, 2024, 46,295,232

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$501.3	$423.3	$966.5	$823.1
Costs and expenses:
Cost of products sold	300.5	259.7	582.8	509.6
Selling, general and administrative	101.2	100.8	204.1	194.6
Intangible amortization	16.8	11.5	31.6	17.8
Special charges, net	(0.2)	—	0.4	—
Other operating expense, net	8.4	—	8.4	—
Operating income	74.6	51.3	139.2	101.1

Other income (expense), net	(1.7)	—	(5.7)	2.5
Interest expense	(12.8)	(5.4)	(22.6)	(7.8)
Interest income	0.3	0.2	0.6	0.7
Income from continuing operations before income taxes	60.4	46.1	111.5	96.5
Income tax provision	(15.2)	(7.8)	(17.1)	(19.1)
Income from continuing operations	45.2	38.3	94.4	77.4

Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain (loss) on disposition of discontinued operations, net of tax	(1.0)	(2.3)	(1.2)	1.4
Income (loss) from discontinued operations, net of tax	(1.0)	(2.3)	(1.2)	1.4

Net income	$44.2	$36.0	$93.2	$78.8

Basic income per share of common stock:
Income from continuing operations	$0.98	$0.84	$2.05	$1.70
Income (loss) from discontinued operations, net of tax	(0.02)	(0.05)	(0.03)	0.03
Net income per share	$0.96	$0.79	$2.02	$1.73

Weighted-average number of common shares outstanding — basic	46.246	45.533	46.038	45.457

Diluted income per share of common stock:
Income from continuing operations	$0.96	$0.82	$2.01	$1.66
Income (loss) from discontinued operations, net of tax	(0.02)	(0.05)	(0.02)	0.03
Net income per share	$0.94	$0.77	$1.99	$1.69

Weighted-average number of common shares outstanding — diluted	47.158	46.627	46.901	46.500

Comprehensive income	$38.2	$39.2	$77.0	$83.8

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$128.1	$99.4
Accounts receivable, net	325.9	279.8
Contract assets	32.0	16.6
Inventories, net	292.7	276.7
Other current assets	30.0	37.1
Total current assets	808.7	709.6
Property, plant and equipment:
Land	23.2	17.9
Buildings and leasehold improvements	119.4	73.4
Machinery and equipment	297.5	264.4
	440.1	355.7
Accumulated depreciation	(221.4)	(215.2)
Property, plant and equipment, net	218.7	140.5
Goodwill	845.0	704.8
Intangibles, net	742.7	680.8
Other assets	154.2	188.9
Deferred income taxes	3.5	4.0
Assets of DBT and Heat Transfer (includes cash and equivalents of $4.9 and $5.5 at June 29, 2024 and December 31, 2023, respectively) (Note 3)	10.3	11.1
TOTAL ASSETS	$2,783.1	$2,439.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128.2	$118.7
Contract liabilities	61.7	73.5
Accrued expenses	150.7	168.5
Income taxes payable	12.3	5.3
Short-term debt	256.3	17.9
Current maturities of long-term debt	24.1	17.3
Total current liabilities	633.3	401.2

Long-term debt	509.9	523.1
Deferred and other income taxes	102.9	77.0
Other long-term liabilities	213.2	204.1
Liabilities of DBT and Heat Transfer (Note 3)	40.0	39.7
Total long-term liabilities	866.0	843.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (54,120,924 and 46,289,384 issued and outstanding at June 29, 2024, respectively, and 53,618,720 and 45,674,572 issued and outstanding at December 31, 2023, respectively)	0.5	0.5
Paid-in capital	1,359.1	1,353.6
Retained earnings	131.5	38.3
Accumulated other comprehensive income	244.9	261.1
Common stock in treasury (7,831,540 and 7,944,148 shares at June 29, 2024 and December 31, 2023, respectively)	(452.2)	(458.9)
Total stockholders' equity	1,283.8	1,194.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,783.1	$2,439.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended June 29, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at March 30, 2024	$0.5	$1,351.6	$87.3	$250.9	$(452.8)	$1,237.5
Net income	—	—	44.2	—	—	44.2
Other comprehensive loss, net	—	—	—	(6.0)	—	(6.0)
Incentive plan activity	—	4.5	—	—	—	4.5
Long-term incentive compensation expense	—	3.7	—	—	—	3.7
Restricted stock unit vesting	—	(0.7)	—	—	0.6	(0.1)
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8

	Six months ended June 29, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	93.2	—	—	93.2
Other comprehensive loss, net	—	—	—	(16.2)	—	(16.2)
Incentive plan activity	—	14.3	—	—	—	14.3
Long-term incentive compensation expense	—	7.0	—	—	—	7.0
Restricted stock unit vesting	—	(15.8)	—	—	6.7	(9.1)
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8

	Three months ended July 1, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at April 1, 2023	$0.5	$1,335.3	$(8.8)	$259.3	$(460.2)	$1,126.1
Net income	—	—	36.0	—	—	36.0
Other comprehensive income, net	—	—	—	3.2	—	3.2
Incentive plan activity	—	3.0	—	—	—	3.0
Long-term incentive compensation expense	—	3.5	—	—	—	3.5
Restricted stock unit vesting	—	(0.3)	—	—	1.1	0.8
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6

	Six months ended July 1, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	78.8	—	—	78.8
Other comprehensive income, net	—	—	—	5.0	—	5.0
Incentive plan activity	—	8.2	—	—	—	8.2
Long-term incentive compensation expense	—	6.6	—	—	—	6.6
Restricted stock unit vesting	—	(11.6)	—	—	6.4	(5.2)
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 29, 2024	July 1, 2023
Cash flows from (used in) operating activities:
Net income	$93.2	$78.8
Less: Gain (loss) from discontinued operations, net of tax	(1.2)	1.4
Income from continuing operations	94.4	77.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	0.4	—
(Gain) loss on change in fair value of equity security	4.2	(3.6)
Deferred and other income taxes	(10.6)	(10.4)
Depreciation and amortization	44.4	26.7
Pension and other employee benefits	6.9	5.7
Long-term incentive compensation	7.0	6.6
Other, net	(3.0)	(3.0)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(29.8)	4.9
Inventories	(10.7)	(27.0)
Accounts payable, accrued expenses and other	(33.0)	(2.7)
Cash spending on restructuring actions	(0.8)	—
Net cash from continuing operations	69.4	74.6
Net cash used in discontinued operations	(1.4)	(7.0)
Net cash from operating activities	68.0	67.6
Cash flows from (used in) investing activities:
Proceeds/borrowings related to company-owned life insurance policies, net	42.9	1.0
Business acquisitions, net of cash acquired	(294.1)	(547.1)
Capital expenditures	(20.3)	(8.7)
Net cash used in continuing operations	(271.5)	(554.8)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(271.5)	(554.8)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	575.2	820.0
Repayments under senior credit facilities	(382.0)	(420.0)
Borrowings under trade receivables arrangement	132.0	61.0
Repayments under trade receivables arrangement	(93.0)	(31.0)
Net repayments under other financing arrangements	(0.8)	(0.1)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	(0.9)	(2.4)
Financing fees paid	—	(1.3)
Net cash from continuing operations	230.5	426.2
Net cash from discontinued operations	—	—
Net cash from financing activities	230.5	426.2
Change in cash and equivalents due to changes in foreign currency exchange rates	1.1	(0.5)
Net change in cash and equivalents	28.1	(61.5)
Consolidated cash and equivalents, beginning of period	104.9	157.1
Consolidated cash and equivalents, end of period	$133.0	$95.6

	Six months ended
	June 29, 2024	July 1, 2023
Components of cash and equivalents:
Cash and equivalents	$128.1	$87.1
Cash and equivalents included in assets of DBT and Heat Transfer	4.9	8.5
Total cash and equivalents	$133.0	$95.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
Unless otherwise indicated, “we,” “us” and “our” mean SPX Technologies, Inc. and its consolidated subsidiaries (“SPX” or the “Company”).
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

Acquisition of Ingénia
On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for cash consideration of $294.1, net of cash acquired of $1.5. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to Canadian Dollar (“CAD”) 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of June 29, 2024. The post-acquisition results of Ingénia are reflected within our HVAC reportable segment.
The assets acquired and liabilities assumed in the Ingénia transaction have been recorded at estimates of fair value as determined by management, based on information available and assumptions as to future operations and are subject to change, primarily for the final assessment and valuation of certain income tax amounts.

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

We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, dates of 2023. We had one less day in the first quarter of 2024, and will have two more days in the fourth quarter of 2024 than in the respective 2023 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the six months ended June 29, 2024, when compared to the consolidated operating results for the respective 2023 period.

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

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Ingénia as of February 7, 2024:

Assets acquired:
Current assets, including cash and equivalents of $1.5	$33.5
Property, plant and equipment	73.6
Goodwill	141.6
Intangible assets	97.9
Total assets acquired	346.6

Current liabilities assumed	13.1
Non-current liabilities assumed (1)	37.9

Net assets acquired	$295.6
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

We acquired gross receivables of $18.2, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for Ingénia's existing operations, increased volumes achieved by selling Ingénia’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Ingénia of $21.6 and $1.7, and $34.1 and $2.3, respectively, for the three and six months ended June 29, 2024 with net income impacted by charges during the three and six months ended June 29, 2024 of (i) $5.3 and $8.6, respectively, associated with amortization of the various intangible assets mentioned above and (ii) $0.9 and $1.8, respectively, associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Additionally, during the three and six months ended June 29, 2024, we incurred acquisition-related costs for Ingénia of $0.6 and $2.9, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Corporate expense” within consolidated operating income, as further described in Note 6.

Acquisition of ASPEQ

As indicated in Note 1, on June 2, 2023, we completed the acquisition of ASPEQ for $421.5, net of (i) an adjustment to the purchase price of $0.3 received during the fourth quarter of 2023 related to acquired working capital and (ii) cash acquired of $0.9. We financed the acquisition with available cash and borrowings under our senior credit facilities. The excess of the purchase price over the total of the fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for ASPEQ, we engaged a third-party independent valuation specialist.

The following is a summary of the recorded final fair values of the assets acquired and liabilities assumed for ASPEQ as of June 2, 2023:

Assets acquired:
Current assets, including cash and equivalents of $0.9	$38.0
Property, plant and equipment	10.6
Goodwill	195.0
Intangible assets	246.1
Other assets	1.2
Total assets acquired	490.9

Current liabilities assumed	11.1
Non-current liabilities assumed (1)	57.4

Net assets acquired	$422.4
________________________________
(1)Includes net deferred income tax liabilities and other liabilities of $56.4 and $1.0, respectively.

The identifiable intangible assets acquired consist of customer relationships, trademarks, technology, and customer backlog of $142.3, $51.5, $47.8, and $4.5, respectively, with such amounts based on a final assessment of the related fair values. We expect to amortize the ASPEQ customer relationships, technology, and customer backlog assets over 12.0, 16.0, and 1.0 years, respectively, with the trademarks acquired being indefinite-lived.

We acquired gross receivables of $18.0, which had a fair value at the acquisition date of $17.8, respectively, based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for ASPEQ’s existing operations, increased volumes achieved by selling ASPEQ’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors.

The following unaudited pro forma information presents our condensed consolidated results of operations for the three and six months ended June 29, 2024 and July 1, 2023, respectively, as if the acquisitions of Ingénia and ASPEQ had taken place on January 1, 2023 and January 1, 2022, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Ingénia and ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition and integration-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred during the first quarter of 2023 for Ingénia and first quarter of 2022 for ASPEQ, and the related income tax effects.

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$501.3	$457.9	$974.5	$903.6
Income from continuing operations	49.0	36.1	99.3	65.8
Net income	48.0	33.8	98.1	67.2

Income from continuing operations per share of common stock:
Basic	$1.06	$0.79	$2.16	$1.45
Diluted	$1.04	$0.77	$2.12	$1.42

Net income per share of common stock:
Basic	$1.04	$0.74	$2.13	$1.48
Diluted	$1.02	$0.72	$2.09	$1.45

Wind-Down of DBT Business

We completed the wind-down of our DBT Technologies (PTY) LTD (“DBT”) business after ceasing all operations, including those related to two large power projects in South Africa (Kusile and Medupi), in the fourth quarter of 2021. As a result of completing the wind-down plan, we are reporting DBT as a discontinued operation for all periods presented. As previously disclosed, DBT had asserted claims against the remaining prime contractor on the large projects, Mitsubishi Heavy Industries Power — ZAF (f.k.a. Mitsubishi-Hitachi Power Systems Africa (PTY) LTD) (“MHI”), which had also asserted claims against DBT.

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

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Gain (loss) on disposition of discontinued operations, net of tax.” Further, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amounts were recorded within “Gain (loss) on disposition of discontinued operations, net of tax” during the quarter ended July 1, 2023.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of June 29, 2024 and December 31, 2023. The major line items constituting DBT’s assets and liabilities as of June 29, 2024 and December 31, 2023 are shown below:

	June 29, 2024	December 31, 2023
ASSETS
Cash and equivalents	$4.9	$5.5
Accounts receivable, net	—	0.4
Other current assets(1)	5.1	4.7
Property, plant and equipment:
Buildings and leasehold improvements	—	0.2
Machinery and equipment	—	0.5
	—	0.7
Accumulated depreciation	—	(0.6)
Property, plant and equipment, net	—	0.1
Total assets of DBT	$10.0	$10.7
LIABILITIES
Accounts payable(2)	$27.1	$26.9
Contract liabilities(1)	2.1	2.1
Accrued expenses(1)	5.9	6.3
Other long-term liabilities(1)	4.7	4.2
Total liabilities of DBT	$39.8	$39.5
___________________________

(1) Recorded amounts relate primarily to disputed amounts due to or from a subcontractor engaged by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

(2) Includes DBT's remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $26.4 and $26.2 at June 29, 2024 and December 31, 2023, respectively), due in September 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we are accounting for as a fair value hedge. Refer to Note 14 for additional details.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of June 29, 2024 and December 31, 2023. The major line items constituting Heat Transfer’s assets and liabilities as of June 29, 2024 and December 31, 2023 are shown below:

	June 29, 2024	December 31, 2023
ASSETS
Other current assets	$0.3	$0.3
Other assets	—	0.1
Total assets of Heat Transfer	$0.3	$0.4
LIABILITIES
Accounts payable	$0.2	$0.2
Total liabilities of Heat Transfer	$0.2	$0.2

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three and six months ended June 29, 2024 and July 1, 2023, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
DBT
Income (loss) from discontinued operations (1)	$(0.4)	$(2.4)	$(0.6)	$0.6
Income tax (provision) benefit	(0.2)	0.2	—	0.9
Income (loss) from discontinued operations, net	(0.6)	(2.2)	(0.6)	1.5

All other
Loss from discontinued operations (2)	(0.2)	(0.1)	(0.4)	(0.1)
Income tax provision	(0.2)	—	(0.2)	—
Loss from discontinued operations, net	(0.4)	(0.1)	(0.6)	(0.1)

Total
Income (loss) from discontinued operations	(0.6)	(2.5)	(1.0)	0.5
Income tax (provision) benefit	(0.4)	0.2	(0.2)	0.9
Income (loss) from discontinued operations, net	$(1.0)	$(2.3)	$(1.2)	$1.4
________________________________
(1)Income for the six months ended July 1, 2023 resulted primarily from income recorded in connection with the dispute resolutions mentioned above, partially offset by legal costs incurred in connection with various dispute resolution matters that existed prior to the Settlement Agreement. Loss for the three months ended July 1, 2023 resulted primarily from net legal costs incurred in connection with various dispute resolution matters that existed prior to the Settlement Agreement.
(2)Loss for the three and six months ended June 29, 2024 and July 1, 2023 resulted primarily from revisions to liabilities, including income tax liabilities, retained in connection with prior dispositions.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and six months ended June 29, 2024 and July 1, 2023:

	Three months ended June 29, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$244.6	$—	$244.6
Boilers, electrical heating, and ventilation	111.9	—	111.9
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	66.1	66.1
Communication technologies, aids to navigation, and transportation systems	—	78.7	78.7
	$356.5	$144.8	$501.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$315.0	$120.7	$435.7
Revenues recognized over time	41.5	24.1	65.6
	$356.5	$144.8	$501.3

	Six months ended June 29, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$432.4	$—	$432.4
Boilers, electrical heating, and ventilation	226.5	—	226.5
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	127.1	127.1
Communication technologies, aids to navigation, and transportation systems	—	180.5	180.5
	$658.9	$307.6	$966.5

Timing of Revenue Recognition
Revenues recognized at a point in time	$597.4	$258.7	$856.1
Revenues recognized over time	61.5	48.9	110.4
	$658.9	$307.6	$966.5

	Three months ended July 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$173.3	$—	$173.3
Boilers, electrical heating, and ventilation	95.7	—	95.7
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	67.2	67.2
Communication technologies, aids to navigation, and transportation systems	—	87.1	87.1
	$269.0	$154.3	$423.3

Timing of Revenue Recognition
Revenues recognized at a point in time	$248.0	$127.3	$375.3
Revenues recognized over time	21.0	27.0	48.0
	$269.0	$154.3	$423.3

	Six months ended July 1, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$331.6	$—	$331.6
Boilers, electrical heating, and ventilation	189.0	—	189.0
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	133.1	133.1
Communication technologies, aids to navigation, and transportation systems	—	169.4	169.4
	$520.6	$302.5	$823.1

Timing of Revenue Recognition
Revenues recognized at a point in time	$476.3	$255.5	$731.8
Revenues recognized over time	44.3	47.0	91.3
	$520.6	$302.5	$823.1

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of June 29, 2024 and December 31, 2023:

Contract Balances	June 29, 2024	December 31, 2023	Change
Contract Accounts Receivable(1)	$319.3	$275.4	$43.9
Contract Assets	32.0	16.6	15.4
Contract Liabilities - current	(61.7)	(73.5)	11.8
Contract Liabilities - non-current(2)	(3.7)	(4.0)	0.3
Net contract balance	$285.9	$214.5	$71.4
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in contract accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three and six months ended June 29, 2024, changes in contract balances were not materially impacted by any other factors besides the acquisition of Ingénia. At June 29, 2024, contract account receivables and current contract liabilities attributable to Ingénia were $20.0 and $0.5, respectively.
During the three and six months ended June 29, 2024, we recognized revenues of $14.2 and $40.7, respectively, related to our contract liabilities at December 31, 2023.
Performance Obligations

As of June 29, 2024, the aggregate amount allocated to remaining performance obligations was $137.1. We expect to recognize revenue on approximately 76% and 84% of these remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our finance leases during the three and six months ended June 29, 2024.

During the six months ended June 29, 2024, we obtained operating lease right-of-use assets in exchange for new lease obligations of $15.8, recorded as a non-cash activity within the condensed consolidated statement of cash flows.

Supplemental balance sheet information related to operating leases is as follows:

	June 29, 2024	December 31, 2023
Operating Leases:			Affected Line Item in the Condensed Consolidated Balance Sheets
Operating lease ROU assets	$52.2	$42.4	Other assets

Operating lease current liabilities	$10.2	$11.3	Accrued expenses
Operating lease non-current liabilities	39.4	28.5	Other long-term liabilities
Total operating lease liability	$49.6	$39.8

The weighted average remaining lease term (years) of our operating leases as of June 29, 2024 and December 31, 2023, were as follows:

	June 29, 2024	December 31, 2023
Operating Leases	5.9	5.5

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.8% and 3.2% at June 29, 2024 and December 31, 2023, respectively.

The future minimum payments under our operating leases were as follows as of June 29, 2024:

Operating Leases

Remainder of 2024	$6.7
2025	10.5
2026	9.1
2027	8.5
2028	7.7
Thereafter	13.0
Total lease payments	55.5
Less imputed interest	5.9
Total	$49.6

(6)    INFORMATION ON REPORTABLE SEGMENTS
We are a global supplier of highly specialized, engineered solutions with operations in 15 countries and sales in over 100 countries around the world.
We have aggregated our operating segments into the following two reportable segments: HVAC and Detection and Measurement. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, distribution methods, and regulatory environment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification. Segment Income is determined before considering, if applicable, impairment and special charges, long-term incentive compensation, certain other operating income/expense, other indirect corporate expenses, intangible asset amortization expense, inventory step-up charges, and certain other acquisition and integration-related costs. This is consistent with the way our Chief Operating Decision Maker (“CODM”) evaluates the results of each segment.

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
Corporate Expense
Corporate expense generally relates to the operating cost of our Charlotte, North Carolina corporate headquarters.
Financial data for our reportable segments for the three and six months ended June 29, 2024 and July 1, 2023 are presented below:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues:
HVAC reportable segment	$356.5	$269.0	$658.9	$520.6
Detection and Measurement reportable segment	144.8	154.3	307.6	302.5
Consolidated revenues	$501.3	$423.3	$966.5	$823.1

Income:
HVAC reportable segment	$83.7	$55.2	$152.1	$102.9
Detection and Measurement reportable segment	33.9	29.2	65.3	55.9
Total income for segments	117.6	84.4	217.4	158.8

Corporate expense	12.0	16.6	25.9	31.2
Acquisition-related and other costs (1)	2.3	1.5	4.9	2.1
Long-term incentive compensation expense	3.7	3.5	7.0	6.6
Amortization of acquired intangible assets	16.8	11.5	31.6	17.8
Special charges, net	(0.2)	—	0.4	—
Other operating expense, net (2)	8.4	—	8.4	—
Consolidated operating income	$74.6	$51.3	$139.2	$101.1
________________________________
(1)Represents certain integration costs incurred of $2.3 and $4.9 during the three and six months ended June 29, 2024, respectively, and $1.5 and $2.1 during the three and six months ended July 1, 2023, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the Ingénia acquisition of $0.9 and $1.8 during the three and six months ended June 29, 2024, respectively, and the ASPEQ acquisition of $1.1 during the three and six months ended July 1, 2023.
(2)Represents a charge of $8.4 related to a settlement with the seller of ULC Robotics (“ULC”) regarding additional contingent consideration.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended June 29, 2024 and July 1, 2023 are described in more detail below:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
HVAC reportable segment	$(0.1)	$—	$0.2	$—
Detection and Measurement reportable segment	(0.1)	—	0.2	—
Total	$(0.2)	$—	$0.4	$—

HVAC — Special charges, net for the three and six months ended June 29, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with a restructuring action at one of the segment's cooling businesses.
Detection and Measurement — Special charges, net for the three and six months ended June 29, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at the segment's inspection and rehabilitation and aids to navigation businesses.
No significant future charges are expected to be incurred under actions approved as of June 29, 2024.
The following is an analysis of our restructuring liabilities for the six months ended June 29, 2024 and July 1, 2023:

	Six months ended
	June 29, 2024	July 1, 2023
Balance at beginning of year	$0.7	$—
Special charges	0.4	—
Utilization — cash	(0.8)	—
Balance at end of period	$0.3	$—

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at June 29, 2024 and December 31, 2023:

	June 29, 2024	December 31, 2023
Finished goods	$73.8	$79.4
Work in process	35.7	31.4
Raw materials and purchased parts	183.2	165.9
Total inventories	$292.7	$276.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 29, 2024 were as follows:

	December 31, 2023	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	June 29, 2024
HVAC reportable segment
Gross goodwill	$777.8	$147.2	$(7.6)	$917.4
Accumulated impairments	(331.9)	—	3.2	(328.7)
Goodwill	445.9	147.2	(4.4)	588.7

Detection and Measurement reportable segment
Gross goodwill	432.6	—	(3.2)	429.4
Accumulated impairments	(173.7)	—	0.6	(173.1)
Goodwill	258.9	—	(2.6)	256.3

Total
Gross goodwill	1,210.4	147.2	(10.8)	1,346.8
Accumulated impairments	(505.6)	—	3.8	(501.8)
Goodwill	$704.8	$147.2	$(7.0)	$845.0
__________________________
(1)Reflects (i) goodwill acquired with the Ingénia acquisition of $141.6 and (ii) an increase in ASPEQ and TAMCO goodwill of $3.9 and $1.7, respectively, resulting from revisions to the valuation of certain assets and liabilities. As indicated in Notes 1 and 3, the acquired assets, including goodwill, and liabilities assumed in the Ingénia acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at June 29, 2024 and December 31, 2023 comprised the following:

	June 29, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$424.4	$(86.1)	$338.3	$403.2	$(68.8)	$334.4
Technology	184.7	(34.6)	150.1	139.5	(27.8)	111.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	72.6	(38.7)	33.9	45.4	(32.0)	13.4
	686.2	(163.9)	522.3	592.6	(133.1)	459.5
Trademarks with indefinite lives	220.4	—	220.4	221.3	—	221.3
Total	$906.6	$(163.9)	$742.7	$813.9	$(133.1)	$680.8
__________________________
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
At June 29, 2024, the net carrying value of intangible assets with determinable lives consisted of $408.8 in the HVAC reportable segment and $113.5 in the Detection and Measurement reportable segment. At June 29, 2024, trademarks with indefinite lives consisted of $156.6 in the HVAC reportable segment and $63.8 in the Detection and Measurement reportable segment.
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
The fair value of the assets related to the ASPEQ and Ingénia acquisitions approximate their respective carrying values. If ASPEQ and Ingénia are unable to achieve their current financial forecast, we may be required to record an impairment charge in a future period related to their goodwill or indefinite-lived intangible assets. As of June 29, 2024, ASPEQ and Ingénia's goodwill totaled $195.0 and $139.4, respectively, and indefinite-lived intangible assets totaled $51.5 for ASPEQ.
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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Six months ended
	June 29, 2024	July 1, 2023
Balance at beginning of year	$37.9	$34.7
Acquisitions	0.3	0.8
Provisions	9.8	7.9
Usage	(7.6)	(7.5)
Balance at end of period	40.4	35.9
Less: Current portion of warranty	16.7	13.2
Non-current portion of warranty	$23.7	$22.7

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$—	$—
Interest cost	3.0	3.3	6.0	6.6
Expected return on plan assets	(2.2)	(2.2)	(4.4)	(4.4)
Net periodic pension benefit expense	$0.8	$1.1	$1.6	$2.2

Foreign Pension Plans

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$—	$—
Interest cost	1.4	1.4	2.8	2.8
Expected return on plan assets	(1.3)	(1.6)	(2.6)	(3.2)
Net periodic pension benefit (income) expense	$0.1	$(0.2)	$0.2	$(0.4)

Postretirement Plans

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.6	0.6
Amortization of unrecognized prior service credits	(0.8)	(1.0)	(1.6)	(2.0)
Net periodic postretirement benefit income	$(0.5)	$(0.7)	$(1.0)	$(1.4)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2024:

	December 31, 2023	Borrowings	Repayments	Other (5)	June 29, 2024
Revolving loans(1)	$—	$575.2	$(375.2)	$—	$200.0
Term loans(2)	539.9	—	(6.8)	0.2	533.3
Trade receivables financing arrangement(3)	16.0	132.0	(93.0)	—	55.0
Other indebtedness(4)	2.4	—	(0.8)	0.4	2.0
Total debt	558.3	$707.2	$(475.8)	$0.6	790.3
Less: short-term debt	17.9				256.3
Less: current maturities of long-term debt	17.3				24.1
Total long-term debt, net	$523.1				$509.9

___________________________
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
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.5 and $1.7 at June 29, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At June 29, 2024, we had $5.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $55.0.
(4)Primarily includes balances under a purchase card program of $1.3 and $1.9 and finance lease obligations of $0.7 and $0.5 at June 29, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loans.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2023 Annual Report on Form 10-K.
At June 29, 2024, we had $288.9 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $200.0 and $11.1 reserved for outstanding letters of credit. In addition, at June 29, 2024, we had $6.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $18.6 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit agreement was approximately 6.9% at June 29, 2024.
At June 29, 2024, we were in compliance with all covenants of our senior credit agreement.

Company-owned Life Insurance
The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. During the quarter ended June 29, 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were primarily used to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a rate of 5.3%. The cash surrender value of the Company’s investments in COLI assets, net of the aforementioned borrowing, was $34.9 and $76.7 at June 29, 2024 and December 31, 2023, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Swaps”) that have a remaining notional amount of $212.5, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. We have designated, and are accounting for, our Swaps as cash flow hedges.

As of June 29, 2024 and December 31, 2023, the unrealized gain, net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $2.9 and $5.7, respectively. In addition, the fair value of our Swaps, recorded as a current asset, was $3.8 and $7.5 as of June 29, 2024 and December 31, 2023, respectively. Changes in the fair value of our Swaps are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

We had FX forward contracts with an aggregate notional amount of $8.0 and $9.4 outstanding as of June 29, 2024 and December 31, 2023, respectively, with all of the $8.0 scheduled to mature within one year. The fair value of our FX forward contracts was less than $0.1 at June 29, 2024 and December 31, 2023.

In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.5 and $1.3 at June 29, 2024 and December 31, 2023, respectively, which are included within “Assets of DBT and Heat Transfer” on the condensed consolidated balance sheets. All of these FX forward contracts are scheduled to mature within one year. Refer to Note 3 for additional details.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted-average number of common shares used in basic income per share	46.246	45.533	46.038	45.457
Dilutive securities — Employee stock options and restricted stock units	0.912	1.094	0.863	1.043
Weighted-average number of common shares and dilutive securities used in diluted income per share	47.158	46.627	46.901	46.500

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.155 and 0.283, respectively, for the three months ended June 29, 2024, and 0.137 and 0.305, respectively, for the six months ended June 29, 2024.

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
Effective May 14, 2024, we granted 0.008 RSU’s to our non-employee directors, which vest in their entirety immediately prior to the annual meeting of stockholders in May 2025.

Compensation expense within income from continuing operations related to long-term incentive awards totaled $3.7 and $3.5 for the three months ended June 29, 2024 and July 1, 2023, respectively, and $7.0 and $6.6 for the six months ended June 29, 2024 and July 1, 2023, respectively. The related tax benefit was $0.6 for the three months ended June 29, 2024 and July 1, 2023 and $1.2 and $1.1 for the six months ended June 29, 2024 and July 1, 2023, respectively.

Repurchases of Common Stock

On May 14, 2024, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three and six months ended June 29, 2024.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended June 29, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$242.7	$4.4	$3.8	$250.9
Other comprehensive income (loss) before reclassifications	(3.9)	0.2	—	(3.7)
Amounts reclassified from accumulated other comprehensive income	—	(1.7)	(0.6)	(2.3)
Current-period other comprehensive loss	(3.9)	(1.5)	(0.6)	(6.0)
Balance at end of period	$238.8	$2.9	$3.2	$244.9
__________________________
(1)Net of tax provision of $0.8 and $1.4 as of June 29, 2024 and March 30, 2024, respectively.
(2)Net of tax provision of $1.4 and $1.6 as of June 29, 2024 and March 30, 2024, respectively. The balances as of June 29, 2024 and March 30, 2024 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the six months ended June 29, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$251.0	$5.7	$4.4	$261.1
Other comprehensive income (loss) before reclassifications	(12.2)	0.7	—	(11.5)
Amounts reclassified from accumulated other comprehensive income	—	(3.5)	(1.2)	(4.7)
Current-period other comprehensive loss	(12.2)	(2.8)	(1.2)	(16.2)
Balance at end of period	$238.8	$2.9	$3.2	$244.9

__________________________
(1)Net of tax provision of $0.8 and $1.8 as of June 29, 2024 and December 31, 2023, respectively.
(2)Net of tax provision of $1.4 and $1.8 as of June 29, 2024 and December 31, 2023, respectively. The balances as of June 29, 2024 and December 31, 2023 include unamortized prior service credits.
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

The following summarizes amounts reclassified from each component of AOCI for the three months ended June 29, 2024 and July 1, 2023:

	Amount Reclassified from AOCI
	Three months ended
	June 29, 2024	July 1, 2023	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(2.4)	$(2.3)	Interest expense
Pre-tax	(2.4)	(2.3)
Income taxes	0.7	0.6
	$(1.7)	$(1.7)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(1.0)	Other income (expense), net
Income taxes	0.2	0.2
	$(0.6)	$(0.8)
The following summarizes amounts reclassified from each component of AOCI for the six months ended June 29, 2024 and July 1, 2023:

	Amount Reclassified from AOCI
	Six months ended
	June 29, 2024	July 1, 2023	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(4.8)	$(4.4)	Interest expense
Pre-tax	(4.8)	(4.4)
Income taxes	1.3	1.1
	$(3.5)	$(3.3)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(1.6)	$(2.0)	Other income (expense), net
Income taxes	0.4	0.5
	$(1.2)	$(1.5)

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
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.8 and $37.9 at June 29, 2024 and December 31, 2023, respectively. Of these amounts, $29.7 and $29.4 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at June 29, 2024 and December 31, 2023, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations in future periods.
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT had asserted claims against the remaining prime contractor, MHI, and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. As previously disclosed in our 2023 Annual Report on Form 10-K, and as mentioned in Note 3, on September 5, 2023, DBT and SPX entered into the Settlement Agreement to resolve all claims between the parties with respect to the two large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 3 for additional details. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including a favorable arbitration ruling during the first quarter of 2023 related to awards for costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) with such amount recorded to “Gain (loss) on disposition of discontinued operations, net of tax” during the first quarter of 2023. Further, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amounts were recorded within “Gain (loss) on disposition of discontinued operations, net of tax” during the quarter ended July 1, 2023.

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

Claim for Contingent Consideration Related to ULC Acquisition

In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible to receive additional contingent consideration of up to $45.0 under an earn-out provision. During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration were achieved.

On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit it commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees. The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within the condensed consolidated statement of operations for the three and six months ended June 29, 2024. We expect this payment to be tax deductible in future periods.

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

Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites that we own or control, or formerly owned and controlled, as of June 29, 2024 and December 31, 2023. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
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
In the case of contamination at offsite, third-party disposal sites, as of June 29, 2024 and December 31, 2023, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites, and we estimate that our aggregate liability, if any, related to these sites is not material to our condensed consolidated financial statements. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
In our opinion, after considering accruals established for such purposes of $24.1 at June 29, 2024 and December 31, 2023, the cost of remedial actions for compliance with the present laws and regulations governing the protection of the environment are not expected to have a material impact, individually or in the aggregate, on our financial position, results of operations or cash flows.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of June 29, 2024, we had gross and net unrecognized tax benefits of $2.6. All of these unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 29, 2024, gross and net accrued interest totaled $1.3. As of June 29, 2024, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and is assessing the impact thereof. As of June 29, 2024, we believe the implementation of these rules will not have a material impact on our financial results.
Other Tax Matters
For the three months ended June 29, 2024, we recorded an income tax provision of $15.2 on $60.4 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. This compares to an income tax provision for the three months ended July 1, 2023 of $7.8 on $46.1 of pre-tax income from continuing operations, resulting in an effective rate of 16.9%. The most significant items impacting the income tax provision for the second quarters of 2024 and 2023 were (i) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions and (ii) $0.2 and $0.5, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods. In addition, the rate for the three months ended July 1, 2023 was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

For the six months ended June 29, 2024, we recorded an income tax provision of $17.1 on $111.5 of pre-tax income from continuing operations, resulting in an effective rate of 15.3%. This compares to an income tax provision for the six months ended July 1, 2023 of $19.1 on $96.5 of pre-tax income from continuing operations, resulting in an effective rate of 19.8%. The most significant items impacting the income tax provision during the first half of 2024 and 2023 were (i) $11.1 and $1.4, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods and (ii) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the 2023 rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
Contingent Consideration for the Ingénia Acquisition — In connection with the acquisition of Ingénia, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of June 29, 2024.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analyses, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any asset impairment would result in the asset being recorded at its fair value.
Derivative Financial Instruments — Our financial derivative assets and liabilities include interest rate swaps and FX forward contracts, and are valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of June 29, 2024, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. During the three and six months ended June 29, 2024 and July 1, 2023, we recorded gains (losses) of $0.0 and $(4.2), and $0.0 and $3.6, respectively, to “Other income (expense), net” to reflect changes in the estimated fair value of the equity security. As of June 29, 2024 and December 31, 2023, the equity security had an estimated fair value of $35.2 and $39.4, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of June 29, 2024 and December 31, 2023 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three and six months ended June 29, 2024 and July 1, 2023. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

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

◦Ingénia Technologies Inc. (“Ingénia”)
▪Acquired on February 7, 2024 for cash consideration of Canadian Dollar (“CAD”) 396.8 (or $294.1 at the time of payment), net of cash acquired of $1.5.
▪The purchase price is subject to adjustment based upon the final settlement of working capital and cash as of the date of acquisition.
▪Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of June 29, 2024.
▪Post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded no adjustments to the fair value during the three months ended June 29, 2024 and July 1, 2023. We recorded gains (losses) of $(4.2) and $3.6 during the six months ended June 29, 2024 and July 1, 2023, respectively.
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

•Resolution of Dispute with Seller of ULC Robotics (“ULC”)
◦In connection with our acquisition of ULC in September 2020, the seller of ULC was eligible for contingent consideration of up to $45.0 under an earn-out provision.
◦During the third quarter of 2021, we concluded that none of the milestones for the payment of any of the contingent consideration had been achieved.
◦On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit it commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees.
◦The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within our condensed consolidated statements of operations for the three and six months ended June 29, 2024. We expect this payment to be tax deductible in future periods.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended June 29, 2024, totaled $501.3 compared to $423.3 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and ASPEQ acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project. The organic revenue decline within the Detection and Measurement reportable segment was driven by lower large project volumes primarily within the communication technologies business.

Revenues for the six months ended June 29, 2024, totaled $966.5 compared to $823.1 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment and, to a lesser extent, the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project, partially offset by organic revenue declines of heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that was supported by elevated backlog resulting from the effects of the COVID-19 pandemic. The organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher large project volumes within the communication technologies business.

During the three and six months ended June 29, 2024, we generated operating income of $74.6 and $139.2, respectively, compared to $51.3 and $101.1 for the respective periods in 2023. The increase in operating income during the three and six months ended June 29, 2024, compared to the respective periods in 2023, was due primarily to higher income from our reportable segments of $33.2 and $58.6, respectively, and lower corporate expense of $4.6 and $5.3, respectively, primarily due to lower strategic and acquisition-related costs, partially offset by increases in (i) intangible asset amortization expense of $5.3 and $13.8, respectively and (ii) integration costs of $0.8 and $2.8, respectively, primarily related to the Ingénia and ASPEQ acquisitions. In addition, the three and six months ended June 29, 2024 included a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. The increase in income from our HVAC and Detection and Measurement reportable segments was primarily due to (i) the revenue growth mentioned above, (ii) more favorable product mix primarily within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives. The increase in intangible asset amortization expense was driven by the acquisitions mentioned above.

Cash flows from operating activities associated with continuing operations totaled $69.4 for the six months ended June 29, 2024, compared to cash flows from operating activities of $74.6 during the six months ended July 1, 2023. The decrease in cash flows from operating activities was due primarily to (i) decreases in cash flows at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) $11.9 in additional short-term incentive compensation payments, (iii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iv) payment of $8.4 associated with a settlement for additional contingent consideration to the seller of ULC mentioned above. These impacts were partially offset by cash inflows resulting from the increase in income discussed above, exclusive of the non-cash expenses (primarily intangible asset amortization) incurred during the respective periods, and reductions in the level of elevated purchases of raw materials and components during the 2024 period due to stabilization of the supply chain environment.

RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2023 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for the full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30, 2023 dates. We had one less day in the first quarter of 2024 and will have two more days in the fourth quarter of 2024 than in the respective 2023 periods.
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
The following table provides selected financial information for the three and six months ended June 29, 2024 and July 1, 2023, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Six months ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$501.3	$423.3	18.4	$966.5	$823.1	17.4
Gross profit	200.8	163.6	22.7	383.7	313.5	22.4
% of revenues	40.1%	38.6%		39.7%	38.1%
Selling, general and administrative expense	101.2	100.8	0.4	204.1	194.6	4.9
% of revenues	20.2%	23.8%		21.1%	23.6%
Intangible amortization	16.8	11.5	46.1	31.6	17.8	77.5
Special charges, net	(0.2)	—	*	0.4	—	*
Other operating expense, net	8.4	—	*	8.4	—	*
Other income (expense), net	(1.7)	—	*	(5.7)	2.5	(328.0)
Interest expense, net	(12.5)	(5.2)	140.4	(22.0)	(7.1)	209.9
Income from continuing operations before income taxes	60.4	46.1	31.0	111.5	96.5	15.5
Income tax provision	(15.2)	(7.8)	94.9	(17.1)	(19.1)	(10.5)
Income from continuing operations	45.2	38.3	18.0	94.4	77.4	22.0

Components of revenue increase:
Organic			9.0			5.8
Foreign currency			(0.1)			(0.1)
Acquisitions			9.5			11.7
Net revenue increase			18.4			17.4
_________________________________
*    Not meaningful for comparison purposes.

Revenues — For the three months ended June 29, 2024, revenues totaled $501.3 compared to $423.3 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia and ASPEQ acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project. The organic revenue decline within the Detection and Measurement reportable segment was driven by lower large project volumes primarily within the communication technologies business.

For the six months ended June 29, 2024, revenues totaled $966.5 compared to $823.1 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment and, to a lesser extent, the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project, partially offset by organic revenue declines from heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that were supported by elevated backlog resulting from the effects of the COVID-19 pandemic. The organic revenue growth within the Detection and Measurement reportable segment was due primarily to higher large project volumes within the communication technologies business.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and six months ended June 29, 2024, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2023, was due primarily to (i) the revenue growth mentioned above and associated operating leverage, (ii) more favorable product mix from certain large projects within our transportation, communication technologies and aids to navigation businesses within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended June 29, 2024, the increase in SG&A expense, compared to the respective period in 2023, was due primarily to incremental SG&A resulting from the acquisitions of Ingénia and ASPEQ of $6.1 (including higher integration costs of $1.0) partially offset by lower corporate expense resulting primarily from a reduction in various strategic and acquisition-related costs of $4.3.

For the six months ended June 29, 2024, the increase in SG&A expense, compared to the respective period in 2023, was due primarily to incremental SG&A resulting from the acquisitions of Ingénia, ASPEQ, and TAMCO of $14.9 (including higher integration costs of $2.1) partially offset by lower corporate expense resulting primarily from a reduction in various strategic and acquisition-related costs of $3.4 and a reduction in short-term incentive compensation expense.

Intangible Amortization — For the three and six months ended June 29, 2024, the increase in intangible amortization, compared to the respective periods in 2023, was primarily related to incremental amortization associated with (i) backlog from the Ingénia acquisition and (ii) other intangible assets associated with the acquisitions of Ingénia and ASPEQ and, for the six month period, the acquisition of TAMCO.

Special Charges, net — Special charges, net, for the three and six months ended June 29, 2024 related primarily to recording, and subsequent adjustments of, severance costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Operating Expense, net — Other operating expense, net for the three and six months ended June 29, 2024 related to a charge of $8.4 regarding a settlement with the seller of ULC referred to previously.

Other Income (Expense), net — Other expense, net, for the three months ended June 29, 2024 was composed primarily of environmental remediation charges of $1.0, pension and postretirement expense of $0.4, and foreign currency transaction losses of $0.4.
Other income, net, for the three months ended July 1, 2023 was composed primarily of a gain of $0.4 related to income derived from company-owned life insurance (“COLI”) policies, offset by pension and postretirement expense of $0.2, foreign currency transaction losses of $0.1, and environmental remediation charges of $0.1.

Other expense, net, for the six months ended June 29, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $1.8, and pension and postretirement expense of $0.8, partially offset by income of $0.9 derived from COLI policies.

Other income, net, for the six months ended July 1, 2023 was composed primarily of a gain of $3.6 related to a change in the estimated fair value of an equity security that we hold and a gain of $0.4 related to income derived from COLI policies, partially offset by foreign currency transaction losses of $0.7, pension and postretirement expense of $0.4, and environmental remediation charges of $0.2.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and six months ended June 29, 2024, compared to the respective periods in 2023, was due primarily to higher average debt balances during the 2024 periods and, to a lesser extent, a higher average effective interest rate. The higher average debt balances primarily resulted from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended June 29, 2024, we recorded an income tax provision of $15.2 on $60.4 of pre-tax income from continuing operations, resulting in an effective rate of 25.2%. This compares to an income tax provision for the three months ended July 1, 2023 of $7.8 on $46.1 of pre-tax income from continuing operations, resulting in an effective rate of 16.9%. The most significant items impacting the income tax provision for the second quarters of 2024 and 2023 were (i) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions and (ii) $0.2 and $0.5, respectively, of excess tax benefits associated with stock-based compensation awards that vested and/or were exercised during the periods. In addition, the rate for the three months ended July 1, 2023 was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

For the six months ended June 29, 2024, we recorded an income tax provision of $17.1 on $111.5 of pre-tax income from continuing operations, resulting in effective rate of 15.3%. This compares to an income tax provision for the six months ended July 1, 2023 of $19.1 on $96.5 of pre-tax income from continuing operations, resulting in an effective rate of 19.8%. The most significant items impacting the income tax provision during the first half of 2024 and 2023 were (i) $11.1 and $1.4, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods and (ii) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the 2023 rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
HVAC Reportable Segment

	Three months ended			Six months ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$356.5	$269.0	32.5	$658.9	$520.6	26.6
Income	83.7	55.2	51.6	152.1	102.9	47.8
% of revenues	23.5%	20.5%		23.1%	19.8%
Components of revenue increase:
Organic			17.7			8.2
Foreign currency			(0.2)			(0.1)
Acquisition			15.0			18.5
Net revenue increase			32.5			26.6
Revenues — For the three months ended June 29, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to organic revenue growth as well as inorganic revenue growth resulting from the Ingénia and ASPEQ acquisitions. The organic revenue growth was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project.

For the six months ended June 29, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions and (ii) organic revenue growth. The organic revenue growth was due primarily to increased sales of cooling products associated with volume increases, including execution of a larger than typical service project, partially offset by organic revenue declines within heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that were supported by elevated backlog resulting from the effects of the COVID-19 pandemic.

Income — For the three and six months ended June 29, 2024, the increase in income and margin, compared to the respective periods in 2023, was due primarily to the revenue growth mentioned above and associated operating leverage, as well as the impact of continuous improvement initiatives.

Backlog — The segment had backlog of $433.7 and $337.2 as of June 29, 2024 and July 1, 2023, respectively. Backlog associated with the Ingénia acquisition totaled $107.5 as of June 29, 2024.

Detection and Measurement Reportable Segment

	Three months ended			Six months ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Revenues	$144.8	$154.3	(6.2)	$307.6	$302.5	1.7
Income	33.9	29.2	16.1	65.3	55.9	16.8
% of revenues	23.4%	18.9%		21.2%	18.5%
Components of revenue increase (decrease):
Organic			(6.2)			1.6
Foreign currency			—			0.1
Acquisitions			—			—
Net revenue increase (decrease)			(6.2)			1.7
Revenues — For the three months ended June 29, 2024, the decrease in revenues, compared to the respective period in 2023, was due to an organic revenue decline. The organic revenue decline was driven by lower large project volumes, with the comparative period including revenue associated with a larger than typical project within the communication technologies business that executed throughout 2023 and completed during the first quarter of 2024.

For the six months ended June 29, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to organic revenue growth. The organic revenue growth was due primarily to higher large project volumes within our communication technologies business.

Income — For the three and six months ended June 29, 2024, the increase in income and margin, compared to the respective periods in 2023, was due primarily to (i) more favorable product mix from certain large projects within our transportation, communication technologies, and aids to navigation businesses and (ii) the impact of continuous improvement initiatives.

Backlog — The segment had backlog of $205.4 and $233.9 as of June 29, 2024 and July 1, 2023, respectively.
CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	June 29, 2024	July 1, 2023	% Change	June 29, 2024	July 1, 2023	% Change
Total consolidated revenues	$501.3	$423.3	18.4	$966.5	$823.1	17.4
Corporate expense	12.0	16.6	(27.7)	25.9	31.2	(17.0)
% of revenues	2.4%	3.9%		2.7%	3.8%
Long-term incentive compensation expense	3.7	3.5	5.7	7.0	6.6	6.1

Corporate Expense — Corporate expense generally relates to the operating costs of our Charlotte, North Carolina corporate headquarters. The decrease in corporate expense during the three months ended June 29, 2024, compared to the respective period in 2023, was due primarily to lower expense related to various strategic and acquisition-related costs of $4.3 largely driven by the ASPEQ and TAMCO acquisitions in 2023.

The decline in corporate expense during the six months ended June 29, 2024, compared to the respective period in 2023, was due primarily to lower expense related to various strategic and acquisition-related costs of $3.4 largely driven by the ASPEQ and TAMCO acquisitions in 2023, partially offset by expense incurred for the Ingénia acquisition in 2024 and a reduction in short-term incentive compensation expense.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

LIQUIDITY AND FINANCIAL CONDITION

Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the six months ended June 29, 2024 and July 1, 2023.

	Six months ended
	June 29, 2024	July 1, 2023
Continuing operations:
Cash flows from operating activities	$69.4	$74.6
Cash flows used in investing activities	(271.5)	(554.8)
Cash flows from financing activities	230.5	426.2
Cash flows used in discontinued operations	(1.4)	(7.0)
Change in cash and equivalents due to changes in foreign currency exchange rates	1.1	(0.5)
Net change in cash and equivalents	$28.1	$(61.5)

Operating Activities — The decrease in cash flows from operating activities for the six months ended June 29, 2024, compared to the six months ended July 1, 2023, was due primarily to (i) decreases in cash flows at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) $11.9 in additional short-term incentive compensation payments, (iii) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (iv) payment of $8.4 associated with a settlement with the seller of ULC for additional contingent consideration as mentioned previously. These impacts were partially offset by cash inflows resulting from the increase in income discussed above, exclusive of the non-cash expenses (primarily intangible asset amortization) incurred during the respective periods, and reductions in the level of elevated purchases of raw materials and components during the 2024 period due to stabilization of the supply chain environment.

Investing Activities — Cash flows used in investing activities of continuing operations for the six months ended June 29, 2024 were comprised primarily of net cash utilized in the acquisition of Ingénia of $294.1 and capital expenditures of $20.3, partially offset by net proceeds from COLI policies of $42.9, inclusive of borrowings of $41.2 against the cash surrender value of these COLI policies. See Note 12 to the condensed consolidated financial statements for additional details. Cash flows used in investing activities of continuing operations for the six months ended July 1, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.1 and capital expenditures of $8.7, partially offset by proceeds from COLI policies of $1.0.

Financing Activities — Cash flows from financing activities of continuing operations for the six months ended June 29, 2024 were comprised of net borrowings under the Credit Agreement and trade receivables financing arrangement of $193.2 and $39.0, respectively, primarily in connection with the Ingénia acquisition. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $0.9 and net repayments under our other various debt instruments of $0.8.

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

Discontinued Operations — Cash flows used in discontinued operations for the six months ended June 29, 2024 relate primarily to disbursements for liabilities retained in connection with previous dispositions.

Cash flows used in discontinued operations for the six months ended July 1, 2023 relate primarily to disbursements for professional fees incurred in connection with the claims activities related to the large power projects in South Africa (see Notes 3 and 15 to the condensed consolidated financial statements for additional details).

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first six months of 2024 and 2023.

Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the six months ended June 29, 2024.

	December 31, 2023	Borrowings	Repayments	Other (5)	June 29, 2024
Revolving loans(1)	$—	$575.2	$(375.2)	$—	$200.0
Term loans(2)	539.9	—	(6.8)	0.2	533.3
Trade receivables financing arrangement(3)	16.0	132.0	(93.0)	—	55.0
Other indebtedness(4)	2.4	—	(0.8)	0.4	2.0
Total debt	558.3	$707.2	$(475.8)	$0.6	790.3
Less: short-term debt	17.9				256.3
Less: current maturities of long-term debt	17.3				24.1
Total long-term debt, net	$523.1				$509.9
___________________________
(1)While the revolving credit facility extends through August 2027 under the terms of the Credit Agreement, it is available in notes that mature, but may be reissued upon maturity, over varying terms of twelve months or less. The revolving credit facility, classified within short-term debt, is primarily used to provide liquidity for general corporate and business needs or for funding acquisitions. The revolving credit facility was utilized as the primary funding mechanism for the Ingénia acquisition.
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.5 and $1.7 at June 29, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $60.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At June 29, 2024, we had $5.0 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $55.0.
(4)Primarily includes balances under a purchase card program of $1.3 and $1.9 and finance lease obligations of $0.7 and $0.5 at June 29, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loans.
At June 29, 2024, we were in compliance with all covenants of the Credit Agreement.
Availability — At June 29, 2024, we had $288.9 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facility of $200.0 and $11.1 reserved for outstanding letters of credit. In addition, at June 29, 2024, we had $6.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $18.6 reserved for outstanding letters of credit.
Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. During the quarter ended June 29, 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were used primarily to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a rate of 5.3%. The cash surrender value of the Company’s investments in COLI assets, net of the aforementioned borrowing, was $34.9 and $76.7 at June 29, 2024 and December 31, 2023, respectively, recorded in “Other assets” on the condensed consolidated balance sheets. See Note 12 to the condensed consolidated financial statements for additional information.
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
Other Matters
Contractual Obligations — Other than the borrowings under our revolving loan facility in connection with the Ingénia acquisition discussed above, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2023 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $3.9 as of June 29, 2024. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $0.2.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 29, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2024.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 29, 2024 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 29, 2024.

ITEM 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of SPX Technologies, Inc., as amended.

3.2	By-laws of SPX Technologies, Inc., Amended and Restated on May 14, 2024, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2024 (File no. 1-6948).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX TECHNOLOGIES, INC.
(Registrant)

Date: August 1, 2024	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: August 1, 2024	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer