Form 10-Q
period 2024-09-28
SPX Technologies, Inc.
filed 2024-10-31
CIK 88205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024

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
Common shares outstanding October 25, 2024, 46,358,661

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$483.7	$448.7	$1,450.2	$1,271.8
Costs and expenses:
Cost of products sold	286.1	280.1	868.9	789.7
Selling, general and administrative	101.6	96.3	305.7	290.9
Intangible amortization	16.6	14.6	48.2	32.4
Special charges, net	0.5	—	0.9	—
Other operating expense, net	—	—	8.4	—
Operating income	78.9	57.7	218.1	158.8

Other income (expense), net	(1.4)	(0.2)	(7.1)	2.3
Interest expense	(12.1)	(10.2)	(34.7)	(18.0)
Interest income	0.6	0.8	1.2	1.5
Income from continuing operations before income taxes	66.0	48.1	177.5	144.6
Income tax provision	(15.1)	(12.4)	(32.2)	(31.5)
Income from continuing operations	50.9	35.7	145.3	113.1

Income (loss) from discontinued operations, net of tax	—	—	—	—
Loss on disposition of discontinued operations, net of tax	(0.7)	(56.1)	(1.9)	(54.7)
Loss from discontinued operations, net of tax	(0.7)	(56.1)	(1.9)	(54.7)

Net income (loss)	$50.2	$(20.4)	$143.4	$58.4

Basic income (loss) per share of common stock:
Income from continuing operations	$1.10	$0.78	$3.15	$2.49
Loss from discontinued operations, net of tax	(0.02)	(1.23)	(0.04)	(1.21)
Net income (loss) per share	$1.08	$(0.45)	$3.11	$1.28

Weighted-average number of common shares outstanding — basic	46.305	45.608	46.127	45.507

Diluted income (loss) per share of common stock:
Income from continuing operations	$1.08	$0.76	$3.09	$2.43
Loss from discontinued operations, net of tax	(0.02)	(1.20)	(0.04)	(1.18)
Net income (loss) per share	$1.06	$(0.44)	$3.05	$1.25

Weighted-average number of common shares outstanding — diluted	47.265	46.751	47.003	46.560

Comprehensive income (loss)	$65.7	$(32.2)	$142.7	$51.6

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and equivalents	$124.8	$99.4
Accounts receivable, net	339.4	279.8
Contract assets	36.7	16.6
Inventories, net	297.7	276.7
Other current assets	29.0	37.1
Total current assets	827.6	709.6
Property, plant and equipment:
Land	23.5	17.9
Buildings and leasehold improvements	121.6	73.4
Machinery and equipment	305.5	264.4
	450.6	355.7
Accumulated depreciation	(226.6)	(215.2)
Property, plant and equipment, net	224.0	140.5
Goodwill	854.3	704.8
Intangibles, net	730.7	680.8
Other assets	158.3	188.9
Deferred income taxes	2.3	4.0
Assets of DBT and Heat Transfer (includes cash and equivalents of $4.6 and $5.5 at September 28, 2024 and December 31, 2023, respectively) (Note 3)	8.8	11.1
TOTAL ASSETS	$2,806.0	$2,439.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139.4	$118.7
Contract liabilities	60.8	73.5
Accrued expenses	160.6	168.5
Income taxes payable	12.9	5.3
Short-term debt	48.4	17.9
Current maturities of long-term debt	24.2	17.3
Total current liabilities	446.3	401.2

Long-term debt	665.2	523.1
Deferred and other income taxes	107.3	77.0
Other long-term liabilities	215.0	204.1
Liabilities of DBT and Heat Transfer (Note 3)	14.0	39.7
Total long-term liabilities	1,001.5	843.9
Commitments and contingent liabilities (Note 15)
Stockholders' Equity:
Common stock (54,180,614 and 46,349,838 issued and outstanding at September 28, 2024, respectively, and 53,618,720 and 45,674,572 issued and outstanding at December 31, 2023, respectively)	0.5	0.5
Paid-in capital	1,367.7	1,353.6
Retained earnings	181.7	38.3
Accumulated other comprehensive income	260.4	261.1
Common stock in treasury (7,830,776 and 7,944,148 shares at September 28, 2024 and December 31, 2023, respectively)	(452.1)	(458.9)
Total stockholders' equity	1,358.2	1,194.6
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,806.0	$2,439.7

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited; in millions)

	Three months ended September 28, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at June 29, 2024	$0.5	$1,359.1	$131.5	$244.9	$(452.2)	$1,283.8
Net income	—	—	50.2	—	—	50.2
Other comprehensive income, net	—	—	—	15.5	—	15.5
Incentive plan activity	—	4.7	—	—	—	4.7
Long-term incentive compensation expense	—	4.0	—	—	—	4.0
Restricted stock unit vesting	—	(0.1)	—	—	0.1	—
Balance at September 28, 2024	$0.5	$1,367.7	$181.7	$260.4	$(452.1)	$1,358.2

	Nine months ended September 28, 2024
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2023	$0.5	$1,353.6	$38.3	$261.1	$(458.9)	$1,194.6
Net income	—	—	143.4	—	—	143.4
Other comprehensive loss, net	—	—	—	(0.7)	—	(0.7)
Incentive plan activity	—	19.0	—	—	—	19.0
Long-term incentive compensation expense	—	11.0	—	—	—	11.0
Restricted stock unit vesting	—	(15.9)	—	—	6.8	(9.1)
Balance at September 28, 2024	$0.5	$1,367.7	$181.7	$260.4	$(452.1)	$1,358.2

	Three months ended September 30, 2023
	Common Stock	Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at July 1, 2023	$0.5	$1,341.5	$27.2	$262.5	$(459.1)	$1,172.6
Net loss	—	—	(20.4)	—	—	(20.4)
Other comprehensive loss, net	—	—	—	(11.8)	—	(11.8)
Incentive plan activity	—	3.1	—	—	—	3.1
Long-term incentive compensation expense	—	3.4	—	—	—	3.4
Balance at September 30, 2023	$0.5	$1,348.0	$6.8	$250.7	$(459.1)	$1,146.9

	Nine months ended September 30, 2023
	Common Stock	Paid-In Capital	Retained Earnings (Deficit)	Accum. Other Comprehensive Income	Common Stock In Treasury	Total Stockholders’ Equity
Balance at December 31, 2022	$0.5	$1,338.3	$(51.6)	$257.5	$(465.5)	$1,079.2
Net income	—	—	58.4	—	—	58.4
Other comprehensive loss, net	—	—	—	(6.8)	—	(6.8)
Incentive plan activity	—	11.3	—	—	—	11.3
Long-term incentive compensation expense	—	10.0	—	—	—	10.0
Restricted stock unit vesting	—	(11.6)	—	—	6.4	(5.2)
Balance at September 30, 2023	$0.5	$1,348.0	$6.8	$250.7	$(459.1)	$1,146.9

The accompanying notes are an integral part of these statements.

SPX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 28, 2024	September 30, 2023
Cash flows from (used in) operating activities:
Net income	$143.4	$58.4
Less: Loss from discontinued operations, net of tax	(1.9)	(54.7)
Income from continuing operations	145.3	113.1
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Special charges, net	0.9	—
(Gain) loss on change in fair value of equity security	4.2	(3.6)
Deferred and other income taxes	(5.5)	(22.5)
Depreciation and amortization	67.9	46.4
Pension and other employee benefits	9.8	8.2
Long-term incentive compensation	11.0	10.0
Other, net	(4.2)	(4.5)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable and other assets	(44.2)	(16.7)
Inventories	(14.1)	(21.6)
Accounts payable, accrued expenses and other	(23.8)	11.2
Cash spending on restructuring actions	(0.9)	—
Net cash from continuing operations	146.4	120.0
Net cash used in discontinued operations	(27.0)	(38.0)
Net cash from operating activities	119.4	82.0
Cash flows from (used in) investing activities:
Proceeds/borrowings related to company-owned life insurance policies, net	42.9	2.6
Business acquisitions, net of cash acquired	(292.0)	(547.3)
Capital expenditures	(28.2)	(16.5)
Net cash used in continuing operations	(277.3)	(561.2)
Net cash used in discontinued operations	—	—
Net cash used in investing activities	(277.3)	(561.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	610.2	851.3
Repayments under senior credit facilities	(462.0)	(455.0)
Borrowings under trade receivables arrangement	217.0	81.0
Repayments under trade receivables arrangement	(186.0)	(49.0)
Net repayments under other financing arrangements	(0.8)	(0.4)
Minimum withholdings paid on behalf of employees for net share settlements, net of proceeds from the exercise of employee stock options	1.1	(1.5)
Financing fees paid	(2.6)	(1.3)
Net cash from continuing operations	176.9	425.1
Net cash from discontinued operations	—	—
Net cash from financing activities	176.9	425.1
Change in cash and equivalents due to changes in foreign currency exchange rates	5.5	(1.0)
Net change in cash and equivalents	24.5	(55.1)
Consolidated cash and equivalents, beginning of period	104.9	157.1
Consolidated cash and equivalents, end of period	$129.4	$102.0

	Nine months ended
	September 28, 2024	September 30, 2023
Components of cash and equivalents:
Cash and equivalents	$124.8	$100.9
Cash and equivalents included in assets of DBT and Heat Transfer	4.6	1.1
Total cash and equivalents	$129.4	$102.0

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

Acquisition of Ingénia
On February 7, 2024, we completed the acquisition of Ingénia Technologies Inc. (“Ingénia”) which specializes in the design and manufacture of custom air handling units that demand high levels of precision and reliability in healthcare, pharmaceutical, education, food processing and industrial end markets. We purchased Ingénia for cash consideration of $292.0, net of (i) an adjustment to the purchase price of $2.1 during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5. Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to Canadian Dollar (“CAD”) 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of September 28, 2024. The post-acquisition results of Ingénia are reflected within our HVAC reportable segment.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2024 are March 30, June 29, and September 28, compared to the respective April 1, July 1, and September 30 dates of 2023. We had one less day in the first quarter of 2024, and will have two more days in the fourth quarter of 2024 than in the respective 2023 periods. It is not practicable to estimate the impact of the one less day on our consolidated operating results for the nine months ended September 28, 2024, when compared to the consolidated operating results for the respective 2023 period.

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

Acquisition of Ingénia

As indicated in Note 1, on February 7, 2024, we completed the acquisition of Ingénia, for $292.0, net of (i) an adjustment to the purchase price of $2.1 during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5. We financed the acquisition with available borrowings on our revolving credit facilities under our senior credit facilities. The assets acquired and liabilities assumed have been recorded at preliminary estimates of fair value as determined by management, based on information currently available and on current assumptions as to future operations and are subject to change upon completion of the acquisition method of accounting. Final determination of the fair values of certain assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under GAAP. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Ingénia, we engaged a third-party independent valuation specialist.

The following is a summary of the recorded preliminary fair values of the assets acquired and liabilities assumed for Ingénia as of February 7, 2024:

Assets acquired:
Current assets, including cash and equivalents of $1.5	$28.4
Property, plant and equipment	73.6
Goodwill	142.6
Intangible assets	97.9
Other assets	2.5
Total assets acquired	345.0

Current liabilities assumed	14.1
Deferred and other income taxes	37.4

Net assets acquired	$293.5

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

We acquired gross receivables of $16.1, which had the same fair value at the acquisition date based on our estimates of cash flows expected to be recovered.

The qualitative factors that comprise the recorded goodwill include expected market growth for Ingénia's existing operations, increased volumes achieved by selling Ingénia’s products through existing SPX sales channels, procurement and operational savings and efficiencies, and various other factors. We expect none of the goodwill described above to be deductible for tax purposes.

We recognized revenues and net income for Ingénia of $19.7 and $1.1, and $53.8 and $3.4, respectively, for the three and nine months ended September 28, 2024, with net income impacted by charges during the three and nine months ended September 28, 2024 of (i) $5.1 and $13.7, respectively, associated with amortization of the various intangible assets mentioned above and (ii) $0.0 and $1.8, respectively, associated with the excess fair value (over historical cost) of inventory acquired which was subsequently sold.

Additionally, during the three and nine months ended September 28, 2024, we incurred acquisition-related costs for Ingénia of $0.2 and $3.1, respectively, which have been recorded to “Selling, general and administrative” within our condensed consolidated statements of operations and “Corporate expense” within consolidated operating income, as further described in Note 6.

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

The following unaudited pro forma information presents our condensed consolidated results of operations for the three and nine months ended September 28, 2024 and September 30, 2023, respectively, as if the acquisitions of Ingénia and ASPEQ had taken place on January 1, 2023 and January 1, 2022, respectively. The unaudited pro forma financial information is not intended to represent or be indicative of our condensed consolidated results of operations that would have been reported had the acquisitions been completed as of the dates presented, and should not be taken as representative of our future consolidated results of operations. The pro forma results include estimates and assumptions that management believes are reasonable; however, these results do not include any anticipated cost savings or expenses of the planned integration of Ingénia and ASPEQ. These pro forma consolidated results of operations have been prepared for comparative purposes only and include additional interest expense on the borrowings required to finance the acquisitions, additional depreciation and amortization expense associated with fair value adjustments to the acquired property, plant and equipment and intangible assets, adjustments to reflect charges associated with acquisition and integration-related costs and charges associated with the excess fair value (over historical cost) of inventory acquired and subsequently sold as if they were incurred beginning in the first quarter of 2023 for Ingénia and first quarter of 2022 for ASPEQ, and the related income tax effects.

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$483.7	$462.5	$1,458.2	$1,366.1
Income from continuing operations	52.0	34.9	151.3	100.7
Net income (loss)	51.3	(21.2)	149.4	46.0

Income from continuing operations per share of common stock:
Basic	$1.12	$0.77	$3.28	$2.21
Diluted	$1.10	$0.75	$3.22	$2.16

Net income (loss) per share of common stock:
Basic	$1.11	$(0.46)	$3.24	$1.01
Diluted	$1.09	$(0.45)	$3.18	$0.99

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

As previously disclosed in our 2023 Annual Report on Form 10-K, on September 5, 2023, DBT and SPX entered into an agreement with MHI to resolve all claims between the parties with respect to the two large power projects in South Africa (the “Settlement Agreement”). The Settlement Agreement provides for full and final settlement and mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT's performance on the projects. It also provides that the underlying subcontracts are terminated and all obligations of both parties under the subcontracts have been satisfied in full. In connection with the Settlement Agreement, we incurred a charge, net of tax, of $54.2 during the three months ended September 30, 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the three and nine months ended September 30, 2023.

Prior to the Settlement Agreement, on February 22, 2021, a dispute adjudication panel issued a ruling in favor of DBT against MHI related to costs incurred in connection with delays on two units of the Kusile project. In connection with the ruling, DBT received South African Rand 126.6 (or $8.6 at the time of payment). This ruling was subject to final and binding arbitration in this matter. In March 2023, an arbitration tribunal upheld the decision of the dispute adjudication panel. As a result, South African Rand 126.6 (or $7.0) was recorded as income during the first quarter of 2023, with such amount recorded within “Loss on disposition of discontinued operations, net of tax.” Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount was recorded to “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amount was recorded within “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

The assets and liabilities of DBT have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 28, 2024 and December 31, 2023. The major line items constituting DBT’s assets and liabilities as of September 28, 2024 and December 31, 2023 are shown below:

	September 28, 2024	December 31, 2023
ASSETS
Cash and equivalents	$4.6	$5.5
Accounts receivable, net	—	0.4
Other current assets(1)	3.9	4.7
Property, plant and equipment:
Buildings and leasehold improvements	—	0.2
Machinery and equipment	—	0.5
	—	0.7
Accumulated depreciation	—	(0.6)
Property, plant and equipment, net	—	0.1
Total assets of DBT	$8.5	$10.7
LIABILITIES
Accounts payable(1)(2)	$0.7	$26.9
Contract liabilities(1)	2.3	2.1
Accrued expenses(1)	6.3	6.3
Other long-term liabilities(1)	4.5	4.2
Total liabilities of DBT	$13.8	$39.5
___________________________

(1) Balances relate primarily to disputed amounts due to or from a subcontractor engaged by DBT during the Kusile project, that is currently in liquidation. The timing of the ultimate resolution of these matters is uncertain as they are likely to occur as part of the liquidation process.

(2) At December 31, 2023, the balance included DBT's remaining obligation under the Settlement Agreement to make a payment to MHI of South African Rand 480.9 (or $26.2 at December 31, 2023), which was paid ($27.1 at the time of payment) during the third quarter of 2024. In connection with this remaining obligation, we entered into a foreign currency forward contract which we accounted for as a fair value hedge and matured at the time of the final payment to MHI. The resulting cash received of $2.0 is presented within “Net cash used in discontinued operations” within the condensed consolidated statement of cash flows for the nine months ended September 28, 2024. Refer to Note 13 for additional details. There are no further payment obligations to MHI under the terms of the Settlement Agreement.

Wind-Down of the Heat Transfer Business

We completed the wind-down of our SPX Heat Transfer (“Heat Transfer”) business in the fourth quarter of 2020. As a result of completing the wind-down plan, we are reporting Heat Transfer as a discontinued operation for all periods presented.
The assets and liabilities of Heat Transfer have been included within “Assets of DBT and Heat Transfer” and “Liabilities of DBT and Heat Transfer,” respectively, on the condensed consolidated balance sheets as of September 28, 2024 and December 31, 2023. The major line items constituting Heat Transfer’s assets and liabilities as of September 28, 2024 and December 31, 2023 are shown below:

	September 28, 2024	December 31, 2023
ASSETS
Other current assets	$0.3	$0.3
Other assets	—	0.1
Total assets of Heat Transfer	$0.3	$0.4
LIABILITIES
Accounts payable	$0.2	$0.2
Total liabilities of Heat Transfer	$0.2	$0.2

Changes in estimates associated with liabilities retained in connection with a business divestiture (e.g. income taxes) may occur. As a result, it is possible that the resulting gains/losses on these and other previous divestitures may be materially adjusted in subsequent periods.
For the three and nine months ended September 28, 2024 and September 30, 2023, results of operations from our businesses reported as discontinued operations were as follows:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
DBT
Loss from discontinued operations (1)	$(0.6)	$(69.2)	$(1.2)	$(68.6)
Income tax benefit	—	13.2	—	14.1
Loss from discontinued operations, net	(0.6)	(56.0)	(1.2)	(54.5)

All other
Loss from discontinued operations (2)	(0.1)	(0.1)	(0.5)	(0.2)
Income tax provision	—	—	(0.2)	—
Loss from discontinued operations, net	(0.1)	(0.1)	(0.7)	(0.2)

Total
Loss from discontinued operations	(0.7)	(69.3)	(1.7)	(68.8)
Income tax benefit (provision)	—	13.2	(0.2)	14.1
Loss from discontinued operations, net	$(0.7)	$(56.1)	$(1.9)	$(54.7)
________________________________
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
(2)Loss for the three and nine months ended September 28, 2024 and September 30, 2023 resulted primarily from revisions to liabilities retained in connection with prior dispositions.
Net cash used in discontinued operations for the nine months ended September 28, 2024 related primarily to the final cash payment of South African Rand 480.9 ($27.1 at time of payment) made by DBT to MHI during the three months ended September 28, 2024 in connection with the Settlement Agreement, partially offset by $2.0 from the foreign currency forward contract mentioned above.

Net cash used in discontinued operations for the nine months ended September 30, 2023 related primarily to (i) cash payments of $25.3 made by DBT to MHI during the three months ended September 30, 2023 in connection with the Settlement Agreement, (ii) disbursements of $14.5 for professional fees and support costs incurred principally in connection with the claims resolved by the Settlement Agreement, and (iii) local taxes of $3.8 paid in South Africa, which we subsequently recovered during the fourth quarter of 2023, partially offset by recovery of legal costs we were awarded in arbitration proceeds between DBT and MHI of $6.8 mentioned above.

(4)    REVENUES FROM CONTRACTS
Disaggregated Revenues

We disaggregate revenue from contracts with customers by major product line and based on the timing of recognition for each of our reportable segments, as we believe such disaggregation best depicts how the nature, amount, timing, and uncertainty of our revenues and cash flows are affected by economic factors, with such disaggregation presented below for the three and nine months ended September 28, 2024 and September 30, 2023:

	Three months ended September 28, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$217.7	$—	$217.7
Boilers, electrical heating, and ventilation	117.6	—	117.6
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	64.7	64.7
Communication technologies, aids to navigation, and transportation systems	—	83.7	83.7
	$335.3	$148.4	$483.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$314.9	$117.5	$432.4
Revenues recognized over time	20.4	30.9	51.3
	$335.3	$148.4	$483.7

	Nine months ended September 28, 2024
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$650.1	$—	$650.1
Boilers, electrical heating, and ventilation	344.1	—	344.1
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	191.8	191.8
Communication technologies, aids to navigation, and transportation systems	—	264.2	264.2
	$994.2	$456.0	$1,450.2

Timing of Revenue Recognition
Revenues recognized at a point in time	$912.3	$376.2	$1,288.5
Revenues recognized over time	81.9	79.8	161.7
	$994.2	$456.0	$1,450.2

	Three months ended September 30, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$170.8	$—	$170.8
Boilers, electrical heating, and ventilation	118.4	—	118.4
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	65.9	65.9
Communication technologies, aids to navigation, and transportation systems	—	93.6	93.6
	$289.2	$159.5	$448.7

Timing of Revenue Recognition
Revenues recognized at a point in time	$271.3	$130.7	$402.0
Revenues recognized over time	17.9	28.8	46.7
	$289.2	$159.5	$448.7

	Nine months ended September 30, 2023
Reportable Segments	HVAC	Detection and Measurement	Total

Major product lines
Package and process cooling equipment and services, and engineered air movement solutions	$502.4	$—	$502.4
Boilers, electrical heating, and ventilation	307.4	—	307.4
Underground locators, inspection and rehabilitation equipment, and robotic systems	—	199.0	199.0
Communication technologies, aids to navigation, and transportation systems	—	263.0	263.0
	$809.8	$462.0	$1,271.8

Timing of Revenue Recognition
Revenues recognized at a point in time	$747.6	$386.2	$1,133.8
Revenues recognized over time	62.2	75.8	138.0
	$809.8	$462.0	$1,271.8

Contract Balances

Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract Accounts Receivable”). In some cases, the timing of revenue recognition, particularly for revenue recognized over time, differs from when such amounts are invoiced to customers, resulting in a contract asset (revenue recognition precedes the invoicing of the related revenue amount) or a contract liability (payment from the customer precedes recognition of the related revenue amount). Contract assets and liabilities are generally classified as current. On a contract-by-contract basis, the contract assets and contract liabilities are reported net within our condensed consolidated balance sheets. Our contract balances consisted of the following as of September 28, 2024 and December 31, 2023:

Contract Balances	September 28, 2024	December 31, 2023	Change
Contract Accounts Receivable(1)	$333.7	$275.4	$58.3
Contract Assets	36.7	16.6	20.1
Contract Liabilities - current	(60.8)	(73.5)	12.7
Contract Liabilities - non-current(2)	(4.3)	(4.0)	(0.3)
Net contract balance	$305.3	$214.5	$90.8
___________________________
(1)Included in “Accounts receivable, net” within the accompanying condensed consolidated balance sheets.
(2)Included in “Other long-term liabilities” within the accompanying condensed consolidated balance sheets.
The timing of revenue recognition, invoicing and cash collections results in contract accounts receivable, contract assets, and customer advances and deposits (contract liabilities) on our condensed consolidated balance sheets. In general, we receive payments from customers based on a billing schedule established in our contracts. During the three and nine months ended September 28, 2024, changes in contract balances were not materially impacted by any other factors besides the acquisition of Ingénia. At September 28, 2024, contract account receivables and current contract liabilities attributable to Ingénia were $23.9 and $0.3, respectively.
During the three and nine months ended September 28, 2024, we recognized revenues of $7.0 and $47.7, respectively, related to our contract liabilities at December 31, 2023.
Performance Obligations

As of September 28, 2024, the aggregate amount allocated to remaining performance obligations was $127.0. We expect to recognize revenue on approximately 67% and 81% of these remaining performance obligations over the next 12 and 24 months, respectively, with the remaining recognized thereafter.

(5)    LEASES
There have been no material changes to our finance leases during the three and nine months ended September 28, 2024.

During the nine months ended September 28, 2024, we obtained operating lease right-of-use assets in exchange for new lease obligations of $17.2, recorded as a non-cash activity within the condensed consolidated statement of cash flows.

Supplemental balance sheet information related to operating leases is as follows:

	September 28, 2024	December 31, 2023
Operating Leases:			Affected Line Item in the Condensed Consolidated Balance Sheets
Operating lease ROU assets	$51.1	$42.4	Other assets

Operating lease current liabilities	$9.9	$11.3	Accrued expenses
Operating lease non-current liabilities	38.7	28.5	Other long-term liabilities
Total operating lease liability	$48.6	$39.8

The weighted average remaining lease term (years) of our operating leases as of September 28, 2024 and December 31, 2023, were as follows:

	September 28, 2024	December 31, 2023
Operating Leases	6.0	5.5

The discount rate utilized to determine the present value of lease payments over the lease term is our incremental borrowing rate based on the information available at lease commencement date. In developing the incremental borrowing rate, we considered the interest rate that reflects a term similar to the underlying lease term on a fully collateralized basis. We concluded to apply the incremental borrowing rate at a consolidated portfolio level using a five-year term, as the results did not materially differ upon further stratification. The weighted-average discount rate for our operating leases was 3.9% and 3.2% at September 28, 2024 and December 31, 2023, respectively.

The future minimum payments under our operating leases were as follows as of September 28, 2024:

Operating Leases

Remainder of 2024	$3.1
2025	11.2
2026	9.7
2027	9.0
2028	8.1
Thereafter	13.6
Total lease payments	54.7
Less imputed interest	6.1
Total	$48.6

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
Corporate Expense
Corporate expense generally relates to the personnel and general operating cost of our corporate headquarters based in Charlotte, North Carolina.
Financial data for our reportable segments for the three and nine months ended September 28, 2024 and September 30, 2023 are presented below:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues:
HVAC reportable segment	$335.3	$289.2	$994.2	$809.8
Detection and Measurement reportable segment	148.4	159.5	456.0	462.0
Consolidated revenues	$483.7	$448.7	$1,450.2	$1,271.8

Income:
HVAC reportable segment	$80.0	$58.3	$232.1	$161.2
Detection and Measurement reportable segment	33.8	33.3	99.1	89.2
Total income for segments	113.8	91.6	331.2	250.4

Corporate expense	12.4	13.0	38.3	44.2
Acquisition-related and other costs (1)	1.4	2.9	6.3	5.0
Long-term incentive compensation expense	4.0	3.4	11.0	10.0
Amortization of acquired intangible assets	16.6	14.6	48.2	32.4
Special charges, net	0.5	—	0.9	—
Other operating expense, net (2)	—	—	8.4	—
Consolidated operating income	$78.9	$57.7	$218.1	$158.8
________________________________
(1)Represents integration costs incurred of $1.4 and $6.3 during the three and nine months ended September 28, 2024, respectively, and $2.9 and $5.0 during the three and nine months ended September 30, 2023, respectively, including additional “Cost of products sold” related to the step-up of inventory (to fair value) acquired in connection with the Ingénia acquisition of $1.8 during nine months ended September 28, 2024, and the ASPEQ acquisition of $2.5 and $3.6 during the three and nine months ended September 30, 2023, respectively.
(2)Represents a charge of $8.4 related to a settlement with the seller of ULC Robotics (“ULC”) regarding additional contingent consideration.

(7)    SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 28, 2024 and September 30, 2023 are described in more detail below:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
HVAC reportable segment	$—	$—	$0.2	$—
Detection and Measurement reportable segment	0.5	—	0.7	—
Total	$0.5	$—	$0.9	$—

HVAC — Special charges, net for the nine months ended September 28, 2024 related primarily to recording severance costs associated with a restructuring action at one of the segment’s cooling businesses.
Detection and Measurement — Special charges, net for the three and nine months ended September 28, 2024 related primarily to recording severance costs associated with a restructuring action at the segment’s location and inspection businesses. In addition, special charges, net for the nine months ended September 28, 2024 included severance costs associated with a restructuring action at the segment’s aids to navigation business.
No significant future charges are expected to be incurred under actions approved as of September 28, 2024.
The following is an analysis of our restructuring liabilities for the nine months ended September 28, 2024 and September 30, 2023:

	Nine months ended
	September 28, 2024	September 30, 2023
Balance at beginning of year	$0.7	$—
Special charges	0.9	—
Utilization — cash	(0.9)	—
Balance at end of period	$0.7	$—

(8)    INVENTORIES, NET
Inventories are accounted for under the first-in, first-out method and are comprised of the following at September 28, 2024 and December 31, 2023:

	September 28, 2024	December 31, 2023
Finished goods	$77.8	$79.4
Work in process	38.3	31.4
Raw materials and purchased parts	181.6	165.9
Total inventories	$297.7	$276.7

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values.

(9)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 28, 2024 were as follows:

	December 31, 2023	Goodwill Resulting from Business Combinations (1)	Foreign Currency Translation	September 28, 2024
HVAC reportable segment
Gross goodwill	$777.8	$148.2	$0.5	$926.5
Accumulated impairments	(331.9)	—	(0.5)	(332.4)
Goodwill	445.9	148.2	—	594.1

Detection and Measurement reportable segment
Gross goodwill	432.6	—	3.0	435.6
Accumulated impairments	(173.7)	—	(1.7)	(175.4)
Goodwill	258.9	—	1.3	260.2

Total
Gross goodwill	1,210.4	148.2	3.5	1,362.1
Accumulated impairments	(505.6)	—	(2.2)	(507.8)
Goodwill	$704.8	$148.2	$1.3	$854.3
__________________________
(1)Reflects (i) goodwill acquired with the Ingénia acquisition of $142.6 and (ii) an increase in ASPEQ and TAMCO goodwill of $3.9 and $1.7, respectively, resulting from revisions to the valuation of certain assets and liabilities. As indicated in Notes 1 and 3, the acquired assets, including goodwill, and liabilities assumed in the Ingénia acquisition have been recorded at estimates of fair value and are subject to change upon completion of acquisition accounting.

Other Intangibles, Net
Identifiable intangible assets at September 28, 2024 and December 31, 2023 comprised the following:

	September 28, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives: (1)
Customer relationships	$427.0	$(95.9)	$331.1	$403.2	$(68.8)	$334.4
Technology	186.4	(38.6)	147.8	139.5	(27.8)	111.7
Patents	4.5	(4.5)	—	4.5	(4.5)	—
Other	73.2	(42.9)	30.3	45.4	(32.0)	13.4
	691.1	(181.9)	509.2	592.6	(133.1)	459.5
Trademarks with indefinite lives	221.5	—	221.5	221.3	—	221.3
Total	$912.6	$(181.9)	$730.7	$813.9	$(133.1)	$680.8
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
At September 28, 2024, the net carrying value of intangible assets with determinable lives consisted of $398.6 in the HVAC reportable segment and $110.6 in the Detection and Measurement reportable segment. At September 28, 2024, trademarks with indefinite lives consisted of $156.8 in the HVAC reportable segment and $64.7 in the Detection and Measurement reportable segment.
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
The fair value of the assets related to the Ingénia acquisition approximates its carrying value. If Ingénia is unable to achieve its current financial forecast, we may be required to record an impairment charge in a future period related to its goodwill. As of September 28, 2024, Ingénia's goodwill totaled $142.9.
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

(10)     WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

10	Nine months ended
	September 28, 2024	September 30, 2023
Balance at beginning of year	$37.9	$34.7
Acquisitions	1.3	0.9
Provisions	14.1	11.6
Usage	(10.4)	(10.4)
Currency translation adjustment	—	(0.1)
Balance at end of period	42.9	36.7
Less: Current portion of warranty	18.8	14.6
Non-current portion of warranty	$24.1	$22.1

(11)    EMPLOYEE BENEFIT PLANS
Net periodic benefit (income) expense for our pension and postretirement plans included the following components:

Domestic Pension Plans

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$—	$—	$—	$—
Interest cost	2.9	3.3	8.9	9.9
Expected return on plan assets	(2.2)	(2.2)	(6.6)	(6.6)
Net periodic pension benefit expense	$0.7	$1.1	$2.3	$3.3

Foreign Pension Plans

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$—	$—	$—	$—
Interest cost	1.3	1.4	4.1	4.2
Expected return on plan assets	(1.3)	(1.6)	(3.9)	(4.8)
Net periodic pension benefit (income) expense	$—	$(0.2)	$0.2	$(0.6)

Postretirement Plans

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.9	0.9
Amortization of unrecognized prior service credits	(0.8)	(1.0)	(2.4)	(3.0)
Net periodic postretirement benefit income	$(0.5)	$(0.7)	$(1.5)	$(2.1)

(12)    INDEBTEDNESS
The following summarizes our debt activity (both current and non-current) for the nine months ended September 28, 2024:

	December 31, 2023	Borrowings	Repayments	Other (5)	September 28, 2024
Revolving loans(1)	$—	$610.2	$(455.2)	$—	$155.0
Term loans(2)	539.9	—	(6.8)	0.4	533.5
Trade receivables financing arrangement(3)	16.0	217.0	(186.0)	—	47.0
Other indebtedness(4)	2.4	0.1	(0.9)	0.7	2.3
Total debt	558.3	$827.3	$(648.9)	$1.1	737.8
Less: short-term debt	17.9				48.4
Less: current maturities of long-term debt	17.3				24.2
Total long-term debt, net	$523.1				$665.2

___________________________
(1)The revolving credit facility extends through August 2027 under the terms of our senior credit agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the Ingénia acquisition.
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.3 and $1.7 at September 28, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 28, 2024, we had $17.5 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $47.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.9 and finance lease obligations of $0.9 and $0.5 at September 28, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loans.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2023 Annual Report on Form 10-K.
On August 30, 2024, we entered into a Second Amendment to the Amended and Restated Credit Agreement and Incremental Facility Activation Notice (the “Second Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto, and certain domestic subsidiaries of the Company, as guarantors, which amends our Amended and Restated Credit Agreement, dated as of August 12, 2022 (as amended, the “Credit Agreement”) with the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent.
The Second Amendment increases the aggregate revolving credit commitments under the Credit Agreement from $500.0 to $1,000.0 and makes certain conforming changes and other amendments to the Credit Agreement. We expect to utilize the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. In connection with the Second Amendment, we recorded $2.6 of debt issuance costs classified within “Other assets” on the condensed consolidated balance sheet as of September 28, 2024.
At September 28, 2024, we had $834.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $155.0 and $11.0 reserved for outstanding letters of credit. In addition, at September 28, 2024, we had $8.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $16.1 reserved for outstanding letters of credit.
The weighted-average interest rate of outstanding borrowings under the Credit Agreement was approximately 6.5% at September 28, 2024.
At September 28, 2024, we were in compliance with all covenants of the Credit Agreement.

Other Borrowings and Financing Activities
During the third quarter of 2024, we renewed, and increased the capacity of, our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Company-owned Life Insurance
The Company has investments in company-owned life insurance (“COLI”) policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. During the first nine months of 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were primarily used to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a rate of 5.3%. The cash surrender value of the Company’s investments in COLI assets, net of the aforementioned borrowing, was $34.0 and $76.7 at September 28, 2024 and December 31, 2023, respectively, recorded in “Other assets” on the condensed consolidated balance sheets.

(13)    DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
We maintain interest rate swap agreements (“Initial Swaps”) that have a remaining notional amount of $212.5, cover the period through November 2024, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 1.077%, plus the applicable margin. In September 2024, commensurate with the Second Amendment, we entered into additional interest rate swap agreements (“Additional Swaps”). The Additional Swaps have a notional amount of $531.4, cover the period from December 2024 to June 2026, and effectively convert this portion of the borrowings under our senior credit facilities to a fixed rate of 3.58%, plus the applicable margin. We have designated, and are accounting for, our Initial Swaps and Additional Swaps as cash flow hedges.

As of September 28, 2024 and December 31, 2023, the unrealized gain (loss), net of tax, recorded in accumulated other comprehensive income (“AOCI”) was $(0.3) and $5.7, respectively. In addition, as of September 28, 2024 and December 31, 2023, the fair value of our interest rate swap agreements was a net liability of $0.6 (with $2.1 recorded as a current asset, $0.3 as a current liability, and $2.4 as a non-current liability) and a current asset of $7.5, respectively. Changes in the fair value of our interest rate swap agreements are reclassified into earnings, as a component of interest expense, when the forecasted transaction impacts earnings.

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

From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). Certain of our FX forward contracts are designated as cash flow hedges. Changes in these derivatives’ fair value are included in AOCI and are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded into earnings in the period in which the transaction is no longer considered probable of occurring.

We had FX forward contracts with an aggregate notional amount of $14.0 and $9.4 outstanding as of September 28, 2024 and December 31, 2023, respectively, with all of the $14.0 scheduled to mature within one year. There were no unrealized gains/losses recorded in AOCI related to FX forward contracts designated as cash flow hedges as of September 28, 2024. The fair value of our FX forward contracts was less than $0.1 at September 28, 2024 and December 31, 2023.

In addition to the above, we entered FX forward contracts associated with the Settlement Agreement, to mitigate our exposure to fluctuations in the South African Rand, with a notional amount of South African Rand 480.9 (or $24.9 at the time of execution) and a fair value of $1.3 at December 31, 2023, which was included within “Assets of DBT and Heat Transfer” on the condensed consolidated balance sheet. These FX forward contracts matured during the quarter ended September 28, 2024 commensurate with the final payment under the Settlement Agreement, resulting in cash received of $2.0 presented within “Net cash used in discontinued operations” within the condensed consolidated statement of cash flows for the nine months ended September 28, 2024. Refer to Note 3 for additional details.

(14)    STOCKHOLDERS' EQUITY AND LONG-TERM INCENTIVE COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Weighted-average number of common shares used in basic income per share	46.305	45.608	46.127	45.507
Dilutive securities — Employee stock options and restricted stock units	0.960	1.143	0.876	1.053
Weighted-average number of common shares and dilutive securities used in diluted income per share	47.265	46.751	47.003	46.560

The weighted-average number of restricted stock units and stock options excluded from the computation of diluted income per share because the assumed proceeds for these instruments exceed the average market value of the underlying common stock for the related period were 0.126 and 0.248, respectively, for the three months ended September 28, 2024, and 0.134 and 0.290, respectively, for the nine months ended September 28, 2024.

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

Compensation expense within income from continuing operations related to long-term incentive awards totaled $4.0 and $3.4 for the three months ended September 28, 2024 and September 30, 2023, respectively, and $11.0 and $10.0 for the nine months ended September 28, 2024 and September 30, 2023, respectively. The related tax benefit was $0.7 and $0.6 for the three months ended September 28, 2024 and September 30, 2023, respectively, and $1.9 and $1.7 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Repurchases of Common Stock

On May 14, 2024, our Board of Directors authorized management, in its sole discretion, to repurchase, in any fiscal year, up to $100.0 of our common stock, subject to maintaining compliance with all covenants of our senior credit agreement. No share repurchases were effected pursuant to this and prior authorizations during the three and nine months ended September 28, 2024.

Accumulated Other Comprehensive Income

The changes in the components of AOCI, net of tax, for the three months ended September 28, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$238.8	$2.9	$3.2	$244.9
Other comprehensive income (loss) before reclassifications	19.3	(1.5)	—	17.8
Amounts reclassified from accumulated other comprehensive income	—	(1.7)	(0.6)	(2.3)
Current-period other comprehensive income (loss)	19.3	(3.2)	(0.6)	15.5
Balance at end of period	$258.1	$(0.3)	$2.6	$260.4
__________________________
(1)Net of tax provision (benefit) of $(0.3) and $0.8 as of September 28, 2024 and June 29, 2024, respectively.
(2)Net of tax provision of $1.2 and $1.4 as of September 28, 2024 and June 29, 2024, respectively. The balances as of September 28, 2024 and June 29, 2024 include unamortized prior service credits.

The changes in the components of AOCI, net of tax, for the nine months ended September 28, 2024 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Qualifying Cash Flow Hedges(1)	Pension and Postretirement Liability Adjustment(2)	Total
Balance at beginning of period	$251.0	$5.7	$4.4	$261.1
Other comprehensive income (loss) before reclassifications	7.1	(0.8)	—	6.3
Amounts reclassified from accumulated other comprehensive income	—	(5.2)	(1.8)	(7.0)
Current-period other comprehensive income (loss)	7.1	(6.0)	(1.8)	(0.7)
Balance at end of period	$258.1	$(0.3)	$2.6	$260.4

__________________________
(1)Net of tax provision (benefit) of $(0.3) and $1.8 as of September 28, 2024 and December 31, 2023, respectively.
(2)Net of tax provision of $1.2 and $1.8 as of September 28, 2024 and December 31, 2023, respectively. The balances as of September 28, 2024 and December 31, 2023 include unamortized prior service credits.
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
__________________________
(1)Net of tax provision of $2.7 and $3.1 as of September 30, 2023 and July 1, 2023.
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
__________________________
(1)Net of tax provision of $2.7 and $3.7 as of September 30, 2023 and December 31, 2022, respectively.
(2)Net of tax provision of $1.9 and $2.7 as of September 30, 2023 and December 31, 2022, respectively. The balances as of September 30, 2023 and December 31, 2022 include unamortized prior service credits.
The following summarizes amounts reclassified from each component of AOCI for the three months ended September 28, 2024 and September 30, 2023:

	Amount Reclassified from AOCI
	Three months ended
	September 28, 2024	September 30, 2023	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(2.3)	$(2.4)	Interest expense
Pre-tax	(2.3)	(2.4)
Income taxes	0.6	0.6
	$(1.7)	$(1.8)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(0.8)	$(1.0)	Other income (expense), net
Income taxes	0.2	0.3
	$(0.6)	$(0.7)
The following summarizes amounts reclassified from each component of AOCI for the nine months ended September 28, 2024 and September 30, 2023:

	Amount Reclassified from AOCI
	Nine months ended
	September 28, 2024	September 30, 2023	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains on qualifying cash flow hedges:
Swaps	$(7.1)	$(6.8)	Interest expense
Pre-tax	(7.1)	(6.8)
Income taxes	1.9	1.7
	$(5.2)	$(5.1)

Gains on pension and postretirement items:
Amortization of unrecognized prior service credits - Pre-tax	$(2.4)	$(3.0)	Other income (expense), net
Income taxes	0.6	0.8
	$(1.8)	$(2.2)

(15)    CONTINGENT LIABILITIES AND OTHER MATTERS
General
Numerous claims, complaints and proceedings arising in the ordinary course of business have been asserted or are pending against us or certain of our subsidiaries (collectively, “claims”). These claims relate to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, claims for contingent consideration on prior acquisitions, product liability matters, and other risk management matters (e.g., general liability, automobile, and workers’ compensation claims). Additionally, we may become subject to other claims of which we are currently unaware, which may be significant, or the claims of which we are aware may result in our incurring significantly greater loss than we anticipate. While we (and our subsidiaries) maintain property, cargo, auto, product, general liability, environmental, and directors’ and officers’ liability insurance, among other lines of coverage, and have acquired rights under similar policies in connection with acquisitions that we believe cover a significant portion of these claims, this insurance may be insufficient or unavailable (e.g., in the case of insurer insolvency) to protect us against potential loss exposures. Also, while we believe we are entitled to indemnification from third parties for some of these claims, these rights may be insufficient or unavailable to protect us against potential loss exposures.
Our recorded liabilities related to these matters, primarily associated with environmental matters, totaled $37.2 and $37.9 at September 28, 2024 and December 31, 2023, respectively. Of these amounts, $29.0 and $29.4 are included in “Other long-term liabilities” within our condensed consolidated balance sheets at September 28, 2024 and December 31, 2023, respectively, with the remainder included in “Accrued expenses.” The liabilities we record for these matters are based on a number of assumptions, including historical claims and payment experience. While we base our assumptions on facts currently known to us, they entail inherently subjective judgments and uncertainties. As a result, our current assumptions for estimating these liabilities may not prove accurate, and we may be required to adjust these liabilities in the future, which could result in charges to earnings. These variances relative to current expectations could have a material impact on our financial position and results of operations in future periods.
Large Power Projects in South Africa
Overview - Since 2008, DBT had been executing on two large power projects in South Africa (Kusile and Medupi), on which it has completed its scope of work. During that time, the business environment surrounding these projects was difficult, as DBT, along with many other contractors on the projects, experienced delays, cost over-runs, and various other challenges associated with a complex set of contractual relationships among the end customer, prime contractors, various subcontractors (including DBT and its subcontractors), and various suppliers. DBT had asserted claims against the remaining prime contractor, MHI, and MHI had asserted, or issued letters of intent to claim for, alleged damages against DBT. As previously disclosed in our 2023 Annual Report on Form 10-K, and as mentioned in Note 3, on September 5, 2023, DBT and SPX entered into the Settlement Agreement to resolve all claims between the parties with respect to the two large power projects. The Settlement Agreement provides for full and final settlement and the mutual release of all claims between the parties with respect to the projects, including any claim against SPX Technologies, Inc. as guarantor of DBT’s performance on the projects. Refer to Note 3 for additional details. Prior to the Settlement Agreement, DBT had experienced success in enforcing its rights through dispute resolution processes, including a favorable arbitration ruling during the first quarter of 2023 related to awards for costs incurred in connection with delays on the Kusile project of South African Rand 126.6 (or $7.0) with such amount recorded to “Loss on disposition of discontinued operations, net of tax” during the first quarter of 2023. Additionally, in June 2023, the arbitration tribunal ruled DBT was entitled to recover $1.3 of legal costs incurred related to the arbitration. Such amount was recorded to “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

Additionally, in May 2023, a separate arbitration tribunal ruled DBT was entitled to recover $5.5 of legal costs incurred related to another prior arbitration. Such amount was recorded within “Loss on disposition of discontinued operations, net of tax” during the second quarter of 2023 with the cash payment received during the nine months ended September 30, 2023.

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

On May 20, 2024, we entered into a settlement agreement with the seller of ULC to resolve a lawsuit it commenced in August 2022 seeking contingent consideration of $15.0, prejudgment interest on that amount, and attorney's fees. The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within the condensed consolidated statement of operations for the nine months ended September 28, 2024. We expect this payment to be tax deductible in future periods.

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
Environmental Matters
Our operations and properties are subject to federal, state, local and foreign regulatory requirements relating to environmental protection. It is our policy to comply fully with all applicable requirements. As part of our effort to comply, we have a comprehensive environmental compliance program that includes environmental audits conducted by internal and external independent professionals, as well as regular communications with our operating units regarding environmental compliance requirements and anticipated regulations. Based on current information, we believe that our operations are in substantial compliance with applicable environmental laws and regulations, and we are not aware of any violations that could have a material effect, individually or in the aggregate, on our business, financial condition, and results of operations or cash flows. We had liabilities for site investigation and/or remediation at 16 sites that we own or control, or formerly owned and controlled, as of September 28, 2024 and December 31, 2023. In addition, while we believe that we maintain adequate accruals to cover the costs of site investigation and/or remediation for compliance with existing laws and regulations of $23.6 at September 28, 2024, we cannot provide assurance that new matters, developments, laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect our business or operations in the future.
Our environmental accruals cover anticipated costs, including investigation, remediation, and maintenance of clean-up sites. Our estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. Accordingly, our estimates may change based on future developments, including new or changes in existing environmental laws or policies, differences in costs required to complete anticipated actions from estimates provided, changes in our allocation of shared remediation costs, future findings of investigation or remediation actions, or alteration to the expected remediation plans. It is our policy to revise an estimate once the revision becomes probable and the amount of change can be reasonably estimated. We generally do not discount our environmental accruals and do not reduce them by anticipated insurance recoveries. We take into account third-party indemnification from financially viable parties in determining our accruals where there is no dispute regarding the right to indemnification.
In the case of contamination at offsite, third-party disposal sites, as of September 28, 2024 and December 31, 2023, we have been notified that we are potentially responsible and have received other notices of potential liability pursuant to various environmental laws at 9 sites, at which the liability has not been settled and all of which have been active in the past few years. These laws may impose liability on certain persons that are considered jointly and severally liable for the costs of investigation and remediation of hazardous substances present at these sites, regardless of fault or legality of the original disposal. These persons include the present or former owners or operators of the site and companies that generated, disposed of or arranged for the disposal of hazardous substances at the site. We are considered a “de minimis” potentially responsible party at most of the sites. We conduct extensive environmental due diligence with respect to potential acquisitions, including environmental site assessments and such further testing as we may deem warranted. If an environmental matter is identified, we estimate the cost and either establish a liability, purchase insurance or obtain an indemnity from a financially sound seller; however, in connection with our acquisitions or dispositions, we may assume or retain significant environmental liabilities, some of which we may be unaware. The potential costs related to these environmental matters and the possible impact on future operations are uncertain due in part to the complexity of government laws and regulations and their interpretations, the varying costs and effectiveness of various clean-up technologies, the uncertain level of insurance or other types of recovery, and the questionable level of our responsibility. We record a liability when it is both probable and the amount can be reasonably estimated.
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

(16)    INCOME AND OTHER TAXES
Uncertain Tax Benefits
As of September 28, 2024, we had gross and net unrecognized tax benefits of $2.6. All of these unrecognized tax benefits would impact our effective tax rate from continuing operations if recognized.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 28, 2024, gross and net accrued interest totaled $1.3. As of September 28, 2024, we had no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount. The previously unrecognized tax benefits relate to a variety of tax matters including transfer pricing and various state matters.
Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules
In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and is assessing the impact thereof. As of September 28, 2024, we believe the implementation of these rules will not have a material impact on our financial results.
Other Tax Matters
For the three months ended September 28, 2024, we recorded an income tax provision of $15.1 on $66.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.9%. This compares to an income tax provision for the three months ended September 30, 2023 of $12.4 on $48.1 of pre-tax income from continuing operations, resulting in an effective rate of 25.8%. The most significant items impacting the income tax provision for the third quarters of 2024 and 2023 were $0.7 of tax benefits in 2024 resulting from increased federal tax credits and $0.8 of foreign withholding tax in 2023.

For the nine months ended September 28, 2024, we recorded an income tax provision of $32.2 on $177.5 of pre-tax income from continuing operations, resulting in an effective rate of 18.1%. This compares to an income tax provision for the nine months ended September 30, 2023 of $31.5 on $144.6 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. The most significant items impacting the income tax provision during the first nine months of 2024 and 2023 were (i) $10.8 and $1.7, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $0.7 of tax benefits in 2024 resulting from increased federal tax credits, and (iii) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the 2023 rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
Contingent Consideration for the Ingénia Acquisition — In connection with the acquisition of Ingénia, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of September 28, 2024.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets — Certain of our non-financial assets are subject to impairment analyses, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually. Any asset impairment would result in the asset being recorded at its fair value.
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
As of September 28, 2024, there has been no significant impact to the fair value of our derivative liabilities due to our own credit risk, as the related instruments are collateralized under our senior credit facilities. Similarly, there has been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security — We estimate the fair value of an equity security that we hold utilizing a practical expedient under existing guidance, with such estimated fair value based on our ownership percentage applied to the net asset value as provided quarterly by the investee. The value is updated annually, during the first quarter, based on the investee’s most recent audited financial statements. During the three and nine months ended September 28, 2024 and September 30, 2023, we recorded gains (losses) of $0.0 and $(4.2), and $0.0 and $3.6, respectively, to “Other income (expense), net” to reflect changes in the estimated fair value of the equity security. As of September 28, 2024 and December 31, 2023, the equity security had an estimated fair value of $35.2 and $39.4, respectively.

Indebtedness and Other — The estimated fair value of our debt instruments as of September 28, 2024 and December 31, 2023 approximated the related carrying values due primarily to the variable market-based interest rates for such instruments. See Note 12 for further details.

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

POTENTIAL IMPACTS OF GEOPOLITICAL CONFLICTS

Ongoing geopolitical conflicts, and governmental actions implemented in response to these conflicts, did not have a significant adverse impact on our operating results during the three and nine months ended September 28, 2024 and September 30, 2023. We are monitoring the availability of certain raw materials that are supplied by businesses in the countries impacted by these conflicts. However, at this time, we do not expect the potential impact to be material to our operating results. These conflicts have created additional demand for certain products within our communication technologies business. The longer-term impact of these global events on our business is currently unknown due to the uncertainty around their duration and broader impact.

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

◦Ingénia Technologies Inc. (“Ingénia”)
▪Acquired on February 7, 2024 for cash consideration of Canadian Dollar (“CAD”) 393.9 (or $292.0), net of (i) an adjustment to the purchase price of $2.1 during the third quarter of 2024 related to acquired working capital and (ii) cash acquired of $1.5.
▪Under the terms of the purchase and sales agreement, the seller is eligible for additional cash consideration of up to CAD 3.0 (or $2.2 at the time of acquisition), with payment scheduled to be made in the event certain contingent liabilities do not materialize. The estimated fair value of such contingent consideration is $0.3, which is reflected as a liability in our condensed consolidated balance sheet as of September 28, 2024.
▪Post-acquisition operating results of Ingénia are included within our HVAC reportable segment.

•Financing Activities
◦On August 30, 2024, we entered into an amendment to the Amended and Restated Credit Agreement governing our senior credit facilities (as amended, the “Credit Agreement”).
◦The amendment increases the aggregate revolving credit commitments under the Credit Agreement from $500.0 to $1,000.0 and makes certain conforming changes and other amendments to the Credit Agreement.
◦We expect to utilize the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes.
◦During the third quarter of 2024, we renewed, and increased the capacity of, our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
◦See Note 12 to our condensed consolidated financial statements for additional details.

•Changes in Estimated Fair Value of an Equity Security
◦We recorded no adjustments to the fair value of an equity security that we hold during the three months ended September 28, 2024 and September 30, 2023. We recorded gains (losses) of $(4.2) and $3.6 during the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
◦The settlement agreement required a payment by us to the seller of ULC of $8.4, which was paid during the second quarter of 2024, with a corresponding charge recorded within “Other operating expense, net” within our condensed consolidated statement of operations for the nine months ended September 28, 2024. We expect this payment to be tax deductible in future periods.

•Incremental Term Loan
◦On April 21, 2023, the Credit Agreement was amended to provide for an additional senior secured term loan in the aggregate amount of $300.0, which was borrowed during the second quarter of 2023.

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
◦In connection with the Settlement Agreement, the Company incurred a charge, net of tax, of $54.2 during the three months ended September 30, 2023. The charge included the write-off of $15.2 in net amounts due from MHI. Such charge is included in “Loss on disposition of discontinued operations, net of tax” for the three and nine months ended September 30, 2023. In addition, DBT made payments of $25.1 (net of $2.0 received on a related foreign currency forward agreement) and $25.3 to MHI during the third quarters of 2024 and 2023, respectively, in connection with the Settlement Agreement.
◦There are no further payment obligations to MHI under the terms of the Settlement Agreement.
◦See Notes 3 and 15 to our condensed consolidated financial statements for additional details.

OVERVIEW OF OPERATING RESULTS
Revenues for the three months ended September 28, 2024, totaled $483.7 compared to $448.7 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) organic revenue growth within the HVAC reportable segment and (ii) inorganic revenue growth resulting from the Ingénia acquisition within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity. The organic revenue decline within the Detection and Measurement reportable segment was primarily driven by lower large project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed during the first quarter of 2024. This decline was partially offset by higher project volumes at our transportation and aids to navigation businesses, in which volume can vary from period to period based on project execution timing.

Revenues for the nine months ended September 28, 2024, totaled $1,450.2 compared to $1,271.8 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project. These increases were partially offset by organic revenue declines of heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that was supported by elevated backlog resulting from the effects of the COVID-19 pandemic. The organic revenue decline within the Detection and Measurement reportable segment was primarily driven by (i) lower large project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024 and, to a lesser extent, (ii) modestly lower global demand for location and inspection products. These declines were partially offset by higher project volumes at our transportation and aids to navigation businesses, in which volume can vary from period to period based on project execution timing.

During the three and nine months ended September 28, 2024, we generated operating income of $78.9 and $218.1, respectively, compared to $57.7 and $158.8 for the respective periods in 2023. The increase in operating income during the three and nine months ended September 28, 2024, compared to the respective periods in 2023, was due primarily to higher income from our reportable segments of $22.2 and $80.8, respectively, lower corporate expense of $0.6 and $5.9, respectively, and, for the three month period, a decrease in integration costs of $1.5. These impacts were partially offset by increases during the three and nine months ended, compared to their respective periods in 2023, in intangible asset amortization expense of $2.0 and $15.8, respectively. The nine-month period ended September 28, 2024 also included increased integration costs of $1.3, primarily related to the Ingénia and ASPEQ acquisitions, and a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration. The increase in income from our reportable segments was primarily due to (i) the revenue growth mentioned above and associated operating leverage, (ii) more favorable product mix, primarily within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives, partially offset by increases in personnel costs, within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions. The increase in intangible asset amortization expense was driven by the acquisitions mentioned above.

Cash flows from operating activities associated with continuing operations totaled $146.4 for the nine months ended September 28, 2024, compared to cash flows from operating activities of $120.0 during the nine months ended September 30,

2023. The increase in cash flows from operating activities was due primarily to cash inflows resulting from the increase in operating income discussed above, exclusive of the non-cash expenses (primarily intangible asset amortization and depreciation expense) incurred during the respective periods, and reductions in the level of elevated purchases of raw materials and components during the 2024 period due to stabilization of the supply chain environment. These impacts were primarily offset by (i) decreases in cash flows at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) additional interest payments of $16.7 due to higher average debt balances resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions, (iii) $11.9 in additional short-term incentive compensation payments, (iv) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (v) payment of $8.4 associated with a settlement for additional contingent consideration to the seller of ULC mentioned above.

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

The following table provides selected financial information for the three and nine months ended September 28, 2024 and September 30, 2023, including the reconciliation of organic revenue increase to the net revenue increase:

	Three months ended			Nine months ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$483.7	$448.7	7.8	$1,450.2	$1,271.8	14.0
Gross profit	197.6	168.6	17.2	581.3	482.1	20.6
% of revenues	40.9%	37.6%		40.1%	37.9%
Selling, general and administrative expense	101.6	96.3	5.5	305.7	290.9	5.1
% of revenues	21.0%	21.5%		21.1%	22.9%
Intangible amortization	16.6	14.6	13.7	48.2	32.4	48.8
Special charges, net	0.5	—	*	0.9	—	*
Other operating expense, net	—	—	*	8.4	—	*
Other income (expense), net	(1.4)	(0.2)	*	(7.1)	2.3	*
Interest expense, net	(11.5)	(9.4)	22.3	(33.5)	(16.5)	103.0
Income from continuing operations before income taxes	66.0	48.1	37.2	177.5	144.6	22.8
Income tax provision	(15.1)	(12.4)	21.8	(32.2)	(31.5)	2.2
Income from continuing operations	50.9	35.7	42.6	145.3	113.1	28.5

Components of revenue increase:
Organic			3.0			4.8
Foreign currency			0.4			0.1
Acquisitions			4.4			9.1
Net revenue increase			7.8			14.0
_________________________________
*    Not meaningful for comparison purposes.

Revenues — Revenues for the three months ended September 28, 2024, totaled $483.7 compared to $448.7 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) organic revenue growth within the HVAC reportable segment and (ii) inorganic revenue growth resulting from the Ingénia acquisition within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity. The organic revenue decline within the Detection and Measurement reportable segment was primarily driven by lower large project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed during the first quarter of 2024. This decline was partially offset by higher project volumes at our transportation and aids to navigation businesses, in which volume can vary from period to period based on project execution timing.

Revenues for the nine months ended September 28, 2024, totaled $1,450.2 compared to $1,271.8 during the respective period in 2023. The increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions (each within the HVAC reportable segment) and (ii) organic revenue growth within the HVAC reportable segment, partially offset by an organic revenue decline within the Detection and Measurement reportable segment. The organic revenue growth within the HVAC reportable segment was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project. These increases were partially offset by organic revenue declines of heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that was supported by elevated backlog resulting from the effects of the COVID-19 pandemic. The organic revenue decline within the Detection and Measurement reportable segment was primarily driven by (i) lower large project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024 and, to a lesser extent, (ii) modestly lower global demand for location and inspection products. These declines were partially offset by higher project volumes at our transportation and aids to navigation businesses, in which volume can vary from period to period based on project execution timing.

See “Results of Reportable Segments” for additional details.

Gross Profit — For the three and nine months ended September 28, 2024, the increase in gross profit and gross profit as a percentage of revenues, compared to the respective periods in 2023, was due primarily to (i) the revenue growth mentioned above and associated operating leverage, (ii) a more favorable product mix, primarily within the Detection and Measurement reportable segment, and (iii) the impact of continuous improvement initiatives.

Selling, General and Administrative (“SG&A”) Expense — For the three months ended September 28, 2024, the increase in SG&A expense, compared to the respective period in 2023, was due primarily to incremental SG&A resulting from the acquisition of Ingénia of $2.6 (including integration costs of $0.7) and increases in personnel costs, primarily within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions.

For the nine months ended September 28, 2024, the increase in SG&A expense, compared to the respective period in 2023, was due primarily to incremental SG&A resulting from the acquisitions of Ingénia, ASPEQ, and TAMCO of $17.4 (including integration costs of $3.7) and increases in personnel costs, primarily within our HVAC reportable segment, due to annual merit increases and growth-related headcount additions, partially offset by a reduction in corporate expense of $5.9.

Intangible Amortization — For the three and nine months ended September 28, 2024, the increase in intangible amortization, compared to the respective periods in 2023, was primarily related to incremental amortization associated with (i) backlog from the Ingénia acquisition and (ii) other intangible assets associated with the acquisition of Ingénia and, for the nine-month period, the acquisitions of TAMCO and ASPEQ.

Special Charges, net — Special charges, net, for the three and nine months ended September 28, 2024 related primarily to severance costs associated with restructuring actions at businesses within our HVAC and Detection and Measurement reportable segments. See Note 7 to our condensed consolidated financial statements for additional details.

Other Operating Expense, net — Other operating expense, net for the nine months ended September 28, 2024 related to a charge of $8.4 related to a settlement with the seller of ULC regarding additional contingent consideration.

Other Income (Expense), net — Other expense, net, for the three months ended September 28, 2024 was composed primarily of foreign currency transaction losses of $1.1, environmental remediation charges of $0.3, pension and postretirement expense of $0.2, and losses on fixed asset disposals of $0.2, partially offset by income of $0.5 derived from company-owned life insurance (“COLI”) policies.
Other expense, net, for the three months ended September 30, 2023 was composed primarily of environmental remediation charges of $0.3 and pension and postretirement expense of $0.2, partially offset by foreign currency transaction gains of $0.3.

Other expense, net, for the nine months ended September 28, 2024 was composed primarily of a loss of $4.2 related to a change in the estimated fair value of an equity security that we hold, environmental remediation charges of $2.1, pension and postretirement expense of $1.0, foreign currency transaction losses of $0.8, and losses on fixed asset disposals of $0.2, partially offset by income of $1.4 derived from COLI policies.

Other income, net, for the nine months ended September 30, 2023 was composed primarily of a gain of (i) $3.6 related to a change in the estimated fair value of an equity security that we hold and (ii) $0.4 related to income derived from COLI policies, partially offset by foreign currency transaction losses of $0.4, pension and postretirement expense of $0.6, and environmental remediation charges of $0.5.

Interest Expense, net — Interest expense, net, includes both interest expense and interest income. The increase in interest expense, net, during the three and nine months ended September 28, 2024, compared to the respective periods in 2023, was due primarily to higher average debt balances during the 2024 periods, primarily resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions. Refer to Note 12 to the condensed consolidated financial statements for additional details.

Income Tax Provision — For the three months ended September 28, 2024, we recorded an income tax provision of $15.1 on $66.0 of pre-tax income from continuing operations, resulting in an effective rate of 22.9%. This compares to an income tax provision for the three months ended September 30, 2023 of $12.4 on $48.1 of pre-tax income from continuing operations, resulting in an effective rate of 25.8%. The most significant items impacting the income tax provision for the third quarters of 2024 and 2023 were $0.7 of tax benefits in 2024 resulting from increased federal tax credits and $0.8 of foreign withholding tax in 2023.

For the nine months ended September 28, 2024, we recorded an income tax provision of $32.2 on $177.5 of pre-tax income from continuing operations, resulting in effective rate of 18.1%. This compares to an income tax provision for the nine months ended September 30, 2023 of $31.5 on $144.6 of pre-tax income from continuing operations, resulting in an effective rate of 21.8%. The most significant items impacting the income tax provision during the first nine months of 2024 and 2023 were (i) $10.8 and $1.7, respectively, of excess tax benefits resulting from stock-based compensation awards that vested and/or were exercised during the periods, (ii) $0.7 of tax benefits in 2024 resulting from increased federal tax credits, and (iii) $0.5 of tax provision and $1.2 of tax benefit, respectively, related to revisions to liabilities for uncertain tax positions. In addition, the 2023 rate was favorably impacted by a tax benefit of $1.8 related to the release of valuation allowances recognized against certain deferred tax assets, as we now expect these deferred tax assets to be realized.

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
HVAC Reportable Segment

	Three months ended			Nine months ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$335.3	$289.2	15.9	$994.2	$809.8	22.8
Income	80.0	58.3	37.2	232.1	161.2	44.0
% of revenues	23.9%	20.2%		23.3%	19.9%
Components of revenue increase:
Organic			9.0			8.5
Foreign currency			0.1			—
Acquisition			6.8			14.3
Net revenue increase			15.9			22.8
Revenues — For the three months ended September 28, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to organic revenue growth as well as inorganic revenue growth resulting from the Ingénia acquisition. The organic revenue growth was due primarily to increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity.

For the nine months ended September 28, 2024, the increase in revenues, compared to the respective period in 2023, was due primarily to (i) inorganic revenue growth resulting from the Ingénia, ASPEQ, and TAMCO acquisitions and (ii) organic revenue growth. The organic revenue growth was due primarily to (i) increased volume of cooling products driven by continued strength in demand and higher throughput resulting from expanded production capacity and (ii) execution of a larger-than-typical service project. These increases were partially offset by organic revenue declines within heating products due primarily to (i) the unseasonably warm winter conditions prevalent in the relevant end markets during the first quarter of 2024 and (ii) higher volumes during the first quarter of 2023 that were supported by elevated backlog resulting from the effects of the COVID-19 pandemic.

Income — For the three and nine months ended September 28, 2024, the increase in income and margin, compared to the respective periods in 2023, was due primarily to the revenue growth mentioned above and associated operating leverage, as well as the impact of continuous improvement initiatives, partially offset by increases in personnel costs due to annual merit increases and growth-related headcount additions.

Backlog — The segment had backlog of $437.7 and $338.2 as of September 28, 2024 and September 30, 2023, respectively. Backlog associated with the Ingénia acquisition totaled $136.4 as of September 28, 2024.

Detection and Measurement Reportable Segment

	Three months ended			Nine months ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Revenues	$148.4	$159.5	(7.0)	$456.0	$462.0	(1.3)
Income	33.8	33.3	1.5	99.1	89.2	11.1
% of revenues	22.8%	20.9%		21.7%	19.3%
Components of revenue increase (decrease):
Organic			(7.8)			(1.6)
Foreign currency			0.8			0.3
Acquisitions			—			—
Net revenue decrease			(7.0)			(1.3)
Revenues — For the three and nine months ended September 28, 2024, the decrease in revenues, compared to the respective period in 2023, was due primarily to an organic revenue decline. The organic revenue decline for the three and nine months ended was primarily driven by lower large project volume within our communication technologies business associated with a larger-than-typical project that executed throughout 2023 and completed in the first quarter of 2024. In addition, the organic revenue decline for the nine months ended was impacted by modestly lower global demand for location and inspection products. For the three and nine months ended, these declines were partially offset by higher project volumes at our transportation and aids to navigation businesses, in which volume can vary from period to period based on project execution timing.

Income — For the three and nine months ended September 28, 2024, the increase in income and margin, compared to the respective periods in 2023, was due primarily to (i) increased volume and a more favorable project mix within our transportation and aids to navigation businesses and (ii) the impact of continuous improvement initiatives. These increases were partially offset by the reduction in income associated with the volume declines from the larger-than-typical project within our communications technologies business mentioned above.

Backlog — The segment had backlog of $193.5 and $233.6 as of September 28, 2024 and September 30, 2023, respectively.
CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 28, 2024	September 30, 2023	% Change	September 28, 2024	September 30, 2023	% Change
Total consolidated revenues	$483.7	$448.7	7.8	$1,450.2	$1,271.8	14.0
Corporate expense	12.4	13.0	(4.6)	38.3	44.2	(13.3)
% of revenues	2.6%	2.9%		2.6%	3.5%
Long-term incentive compensation expense	4.0	3.4	17.6	11.0	10.0	10.0

Corporate Expense — Corporate expense generally relates to the personnel and general operating costs of our corporate headquarters based in Charlotte, North Carolina. The decrease in corporate expense during the three months ended September 28, 2024, compared to the respective period in 2023, was due primarily to a reduction in costs incurred for professional services.

The decline in corporate expense during the nine months ended September 28, 2024, compared to the respective period in 2023, was due primarily to (i) lower expense related to various strategic and acquisition-related costs of $3.3, largely driven by the ASPEQ and TAMCO acquisitions in 2023, partially offset by expense incurred for the Ingénia acquisition in 2024, (ii) a reduction in short-term incentive compensation expense, and (iii) a reduction in costs incurred for professional services. These declines were partially offset by annual personnel merit increases.

Long-Term Incentive Compensation Expense — Long-term incentive compensation expense represents our consolidated expense, which we do not allocate for segment reporting purposes.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities and discontinued operations, as well as the net change in cash and equivalents for the nine months ended September 28, 2024 and September 30, 2023.

	Nine months ended
	September 28, 2024	September 30, 2023
Continuing operations:
Cash flows from operating activities	$146.4	$120.0
Cash flows used in investing activities	(277.3)	(561.2)
Cash flows from financing activities	176.9	425.1
Cash flows used in discontinued operations	(27.0)	(38.0)
Change in cash and equivalents due to changes in foreign currency exchange rates	5.5	(1.0)
Net change in cash and equivalents	$24.5	$(55.1)

Operating Activities — The increase in cash flows from operating activities for the nine months ended September 28, 2024, compared to the nine months ended September 30, 2023, was due primarily to cash inflows resulting from the increase in operating income discussed previously, exclusive of the non-cash expenses (primarily intangible asset amortization and depreciation expense) incurred during the respective periods, and reductions in the level of elevated purchases of raw materials and components during the 2024 period due to stabilization of the supply chain environment. These impacts were primarily offset by (i) decreases in cash flows at certain of our project-related businesses, as cash flows for these businesses are often subject to contract milestones that can impact the timing of cash flows from period to period, (ii) additional interest payments of $16.7 due to higher average debt balances resulting from borrowings associated with the Ingénia, ASPEQ, and TAMCO acquisitions, (iii) $11.9 in additional short-term incentive compensation payments, (iv) a payment, during the first quarter of 2024, related to the resolution of a dispute with a former representative at one of our businesses within the Detection and Measurement reportable segment of $9.0, and (v) payment of $8.4 associated with a settlement for additional contingent consideration to the seller of ULC mentioned above.

Investing Activities — Cash flows used in investing activities of continuing operations for the nine months ended September 28, 2024 were comprised of net cash utilized in the acquisition of Ingénia of $292.0 and capital expenditures of $28.2, partially offset by net proceeds from COLI policies of $42.9, inclusive of borrowings of $41.2 against the cash surrender value of these COLI policies. See Note 12 to the condensed consolidated financial statements for additional details. Cash flows used in investing activities of continuing operations for the nine months ended September 30, 2023 were comprised of net cash utilized in the acquisitions of TAMCO and ASPEQ of $547.3 and capital expenditures of $16.5, partially offset by proceeds from COLI policies of $2.6.

Financing Activities — Cash flows from financing activities of continuing operations for the nine months ended September 28, 2024 were comprised of (i) net borrowings under the Credit Agreement and trade receivables financing arrangement of $148.2 and $31.0, respectively, primarily in connection with the Ingénia acquisition, (ii) fees paid in connection with the August 30, 2024 amendment of our Credit Agreement, and (iii) net repayments under our other various debt instruments of $0.8. These net borrowings were partially offset by minimum tax withholdings paid on behalf of employees related to long-term incentive awards, net of proceeds from options exercised, of $1.1.

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

Discontinued Operations — Cash flows used in discontinued operations for the nine months ended September 28, 2024 relate primarily to the final payment under the Settlement Agreement of $25.1 (net of the cash received upon maturation of the related foreign currency forward contracts of $2.0) to MHI and disbursements for liabilities retained in connection with previous dispositions.

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

Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates — Changes in foreign currency exchange rates did not have a significant impact on our cash and equivalents during the first nine months of 2024 and 2023.
Borrowings and Availability
Borrowings — The following summarizes our debt activity (both current and non-current) for the nine months ended September 28, 2024:

	December 31, 2023	Borrowings	Repayments	Other (5)	September 28, 2024
Revolving loans(1)	$—	$610.2	$(455.2)	$—	$155.0
Term loans(2)	539.9	—	(6.8)	0.4	533.5
Trade receivables financing arrangement(3)	16.0	217.0	(186.0)	—	47.0
Other indebtedness(4)	2.4	0.1	(0.9)	0.7	2.3
Total debt	558.3	$827.3	$(648.9)	$1.1	737.8
Less: short-term debt	17.9				48.4
Less: current maturities of long-term debt	17.3				24.2
Total long-term debt, net	$523.1				$665.2
___________________________
(1)The revolving credit facility extends through August 2027 under the terms of the Credit Agreement and is primarily used to provide liquidity for funding acquisitions, including related fees and expenses, and was utilized as the primary funding mechanism for the Ingénia acquisition.
(2)The term loans are repayable in quarterly installments equal to 0.625% of the initial balances of $545.0, in each of the first three quarters of 2024, and 1.25% during the fourth quarter of 2024, all quarters of 2025 and 2026, and the first two quarters of 2027. The remaining balances are payable in full on August 12, 2027. Balances are net of unamortized debt issuance costs of $1.3 and $1.7 at September 28, 2024 and December 31, 2023, respectively.
(3)Under this arrangement, we can borrow, on a continuous basis, up to $100.0, as available. Borrowings under this arrangement are collateralized by eligible trade receivables of certain of our businesses. At September 28, 2024, we had $17.5 of available borrowing capacity under this facility after giving effect to outstanding borrowings of $47.0.
(4)Primarily includes balances under a purchase card program of $1.4 and $1.9 and finance lease obligations of $0.9 and $0.5 at September 28, 2024 and December 31, 2023, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(5)“Other” includes the amortization of debt issuance costs associated with the term loans.
Senior Credit Facilities
A detailed description of our senior credit facilities is included in our 2023 Annual Report on Form 10-K.
On August 30, 2024, we entered into a Second Amendment to the Amended and Restated Credit Agreement and Incremental Facility Activation Notice (the “Second Amendment”) with Bank of America, N.A., as administrative agent (the “Administrative Agent”), the lenders party thereto, and certain domestic subsidiaries of the Company, as guarantors, which amends the Amended and Restated Credit Agreement, dated as of August 12, 2022 (as amended, the “Credit Agreement”) with the lenders party thereto, Deutsche Bank AG, as foreign trade facility agent, and the Administrative Agent.
The Second Amendment increases the aggregate revolving credit commitments under the Credit Agreement from $500.0 to $1,000.0 and makes certain conforming changes and other amendments to the Credit Agreement. We expect to utilize the increased revolving credit capacity to finance, in part, permitted acquisitions, to pay related fees, costs and expenses and for other lawful corporate purposes. In connection with the Second Amendment, we recorded $2.6 of debt issuance costs classified within “Other assets” on the condensed consolidated balance sheet as of September 28, 2024.
At September 28, 2024, we were in compliance with all covenants of the Credit Agreement.
Availability — At September 28, 2024, we had $834.0 of available borrowing capacity under our revolving credit facilities, after giving effect to borrowings under the domestic revolving loan facilities of $155.0 and $11.0 reserved for outstanding letters of credit. In addition, at September 28, 2024, we had $8.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $16.1 reserved for outstanding letters of credit.

Financing instruments may be used from time to time including, but not limited to, public and private debt and equity offerings, operating leases, finance leases and securitizations. We expect that we will continue to access these markets as appropriate to maintain liquidity and to provide sources of funds for general corporate purposes, acquisitions or to refinance existing debt.
Other Borrowings and Financing Activities
During the third quarter of 2024, we renewed, and increased the capacity of, our trade receivables financing agreement for the next 12 months, whereby we can borrow, on a continuous basis, up to $100.0, as available.
Company-owned Life Insurance
The Company has investments in COLI policies, which are recorded at their cash surrender value at each balance sheet date. Changes in the cash surrender value during the period are recorded as a gain or loss within “Other income (expense), net” within our condensed consolidated statements of operations. The Company has the ability to borrow against a portion of its investment in the COLI policies as an additional source of liquidity. During the first nine months of 2024, the Company borrowed $41.2 against the cash surrender value of these COLI policies. Such borrowings were used primarily to pay down amounts payable under the revolving credit facility. The amounts borrowed incur interest at a rate of 5.3%. The cash surrender value of the Company’s investments in COLI assets, net of the aforementioned borrowing, was $34.0 and $76.7 at September 28, 2024 and December 31, 2023, respectively, recorded in “Other assets” on the condensed consolidated balance sheets. See Note 12 to the condensed consolidated financial statements for additional information.
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
Other Matters
Contractual Obligations — Other than items discussed in the borrowings and availability section above, and new operating leases referenced in Note 5 to the condensed consolidated financial statements, there have been no material changes in the amounts of our contractual obligations from those disclosed in our 2023 Annual Report on Form 10-K. Our total net liabilities for unrecognized tax benefits including interest were $4.0 as of September 28, 2024. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we do not believe that within the next 12 months our previously unrecognized tax benefits will decrease by a material amount.
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

ITEM 4. Controls and Procedures

SPX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 28, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2024.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 28, 2024 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

No director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the three months ended September 28, 2024.

ITEM 6. Exhibits

10.1
Second Amendment to Amended and Restated Credit Agreement and Incremental Facility Activation Notice dated as of August 30, 2024 among SPX Enterprises, LLC, as the U.S. Borrower, SPX Technologies, Inc., the other Guarantors party thereto, Bank of America, N.A., as the Administrative Agent, and the Lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2024 (File no. 1-6948).

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

SPX TECHNOLOGIES, INC.
(Registrant)

Date: October 30, 2024	By	/s/ Eugene J. Lowe, III
President and Chief Executive Officer

Date: October 30, 2024	By	/s/ Mark A. Carano
Vice President, Chief Financial Officer and Treasurer